Form 10-Q
period 1994-03-27
STANLEY FURNITURE CO INC/
filed 1994-05-06
CIK 797465

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q
(Mark One)

  (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 27, 1994 or

          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to           .

Commission file number 0-14938.


                  STANLEY FURNITURE COMPANY, INC.
     (Exact name of registrant as specified in its charter)


            Delaware                              54-1272589
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

             Route 57, Stanleytown, Virginia  24168
        (Address of principal executive offices, Zip Code)


                          (703) 627-2000
       (Registrant's telephone number, including area code)


       (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             YES   X   NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 4, 1994.

          Class                                    Number

Common Stock, par value $.02 per share          4,725,880 Shares

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      STANLEY FURNITURE COMPANY, INC.
                               BALANCE SHEETS
                     (In thousands except share data)

                                             (Unaudited)
ASSETS                                         March  27,    December 31,
                                                1994           1993
Current assets:
  Cash.................................        $    219      $    200
  Accounts receivable, less allowances
    of $1,135 and $827, respectively...          26,763        22,749
  Inventories:
    Finished goods.....................          19,539        17,398
    Work-in-process....................           6,672         6,076
    Raw materials......................          13,631        14,210
                                                 39,842        37,684

  Prepaid expenses and other current
    assets.............................             404           554
  Insurance claim receivable...........           4,600         1,966
  Deferred income taxes................           3,040         3,229
  Net assets of discontinued operations             591         1,994
       Total current assets............          75,459        68,376

Property, plant and equipment, at cost.          60,722        60,211
  Less accumulated depreciation........          17,160        16,277
                                                 43,562        43,934
Excess of cost over fair value of net
     assets acquired, less accumulated
     amortization of $1,764 and $1,680,
     respectively......................          11,676        11,760
Other assets...........................             911           789

                                               $131,608      $124,859










                The accompanying notes are an integral part
                       of the financial statements.

                     STANLEY FURNITURE COMPANY, INC.
                        BALANCE SHEETS (CONTINUED)
                     (In thousands except share data)

                                        (Unaudited)

                                         March  27,    December 31,
                                            1994           1993
LIABILITIES

Current liabilities:
  Current maturities of long-term
       debt...........................                   $    625
  Accounts payable....................    $ 14,839         15,411
  Accrued salaries, wages and
       benefits.......................       8,831          8,183
  Other accrued expenses..............       4,072          3,324
       Total current liabilities......      27,742         27,543

Long-term debt, exclusive of
     current maturities...............      38,683         32,022
Deferred income taxes.................      11,423         12,828
Other long-term liabilities...........       6,862          5,262
       Total liabilities..............      84,710         77,655

STOCKHOLDERS' EQUITY

Common stock, $.02 par value,
 10,000,000 shares authorized,
 4,725,880 and 4,720,768 shares
 issued and outstanding,
 respectively.........................          94             94
Capital in excess of par value........      64,447         64,381
Adjustment for minimum pension
  liability...........................      (1,122)        (1,122)
Deficit...............................     (16,521)       (16,149)
     Total stockholders' equity.......      46,898         47,204

                                          $131,608       $124,859











                The accompanying notes are an integral part
                       of the financial statements.

                     STANLEY FURNITURE COMPANY, INC.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)
                               (In thousands)

                                        Three Months
                                            Ended
                                  March 27,       March 28,
                                     1994            1993
Net sales........................  $44,737         $35,636

Cost of sales:
  From products sold.............   36,060          29,675
  Business interruption insurance                   (1,637)
                                    36,060          28,038

    Gross profit.................    8,677           7,598

Selling, general and
  administrative expenses........    6,245           5,772
    Operating income.............    2,432           1,826

Gain on insurance settlement.....   (2,379)
Other expense, net...............      140             239
Interest expense.................      727           1,067
    Income from continuing opera-
      tions before income taxes..    3,944             520

Income tax provision.............    1,558             215

Income from continuing operations    2,386             305
Discontinued operations:
  Loss on disposal of fabric div-
    ision, including an addition-
    al provision of $1,329 for
    operating losses during phase-
    out period (less applicable
    income tax benefit of $1,736)   (2,758)

Net income (loss)................  $  (372)        $   305

Earnings (loss) per common share:
  Continuing operations..........  $   .49         $   .10
  Discontinued operations........     (.57)
     Net income (loss)...........  $  (.08)        $   .10

Weighted average number of shares    4,823           2,996

                The accompanying notes are an integral part
                       of the financial statements.

                     STANLEY FURNITURE COMPANY, INC.
                         STATEMENTS OF CASH FLOWS
                           (Unaudited)
                          (In thousands)

                                                 Three Months
                                                     Ended

                                                March 27,     March 28,
                                                   1994         1993
Cash flows from operating activities:

  Cash received from customers...........        $40,595      $38,352
  Cash paid to suppliers and employees...        (43,497)     (37,690)
  Interest paid..........................           (539)      (1,323)
  Income taxes paid, net.................         (1,291)          (7)
Advances received on insurance coverage               25        7,296
  Operating activities of discontinued
    operations...........................           (599)        (215)

      Net cash provided (used) by
         operating activities............         (5,306)       6,413

Cash flows from investing activities:

  Capital expenditures...................           (573)        (413)
  Purchase of other assets...............           (198)        (116)
  Proceeds from sale of assets...........             37           18
  Investing activities of discontinued
    operations...........................            (43)          (9)
    Net cash used by investing activities           (777)        (520)

Cash flows from financing activities:

  Issuance of senior notes...............         30,000
  Repayment of term note.................        (16,569)        (539)
Repayment of revolving credit facility.           (7,395)      (5,273)
  Proceeds from issuance of stock options             66
    Net cash provided (used) by financing
       activities.........................         6,102       (5,812)

Net increase in cash.....................             19           81
Cash at beginning of year................            200          649
Cash at end of quarter...................      $     219      $   730




               The accompanying notes are an integral part
                       of the financial statements.

                     STANLEY FURNITURE COMPANY, INC.
                       NOTES TO FINANCIAL STATEMENTS
              (In thousands except share and per share data)

 1.  Preparation of Interim Financial Statements

The financial statements of Stanley Furniture Company, Inc. (referred to as "Stanley" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes included in Stanley's latest annual report on Form 10-K.

 2.  Property, Plant and Equipment
                                       (Unaudited)
                                        March 27,    December 31,
                                          1994           1993

     Land and buildings.............     $17,300       $16,923
     Machinery and equipment........      38,491        37,552
     Leasehold improvements.........       2,921         2,914
     Furniture, fixtures and office
       equipment....................       1,028         1,026
     Construction in progress.......         982         1,796
                                         $60,722       $60,211

 3.  Long-Term Debt
                                       (Unaudited)
                                        March  27,   December 31,
                                           1994          1993
     7.28% senior notes due March
       15, 2004.....................     $30,000
     Revolving credit facility......       8,524       $15,919
     Term note payable..............                    16,569
     7% convertible subordinated
       debentures due April 1, 2012.         159           159
          Total                           38,683        32,647
     Less current maturities........                       625
                                         $38,683       $32,022

In February 1994, the Company completed the private placement of $30.0 million of 7.28% senior notes due 2004 and the refinancing of its revolving credit facility. The proceeds from the senior notes were used to repay the existing term note and a portion of the revolving credit facility.

                     STANLEY FURNITURE COMPANY, INC.
                       NOTES TO FINANCIAL STATEMENTS
              (In thousands except share and per share data)

 4.  Discontinued Operations

In April 1994, the Company announced the closing of its Norman's of Salisbury division ("Norman's"), scheduled for June 1994. As a result, the Company recorded a $2.8 million ($4.5 million pretax) additional loss provision in the first quarter. Steps taken by management designed to improve Norman's profitability had resulted in improved operating results in 1993. However, Norman's incurred a significant operating loss in the first quarter of 1994 from continued erosion of its market share. In early April 1994, after renewing contacts with several potential buyers, management concluded that Norman's could not be sold as an ongoing operation and decided to close the division.

The loss provision primarily represents factory closing costs including the write down of related assets and estimated operating losses through closure, employee benefits and long-term lease commitments. The Company plans to utilize a portion of the Norman's facilities as a cut and sew operation in the production of the upholstery furniture products which are planned for introduction in the fall of 1994.

Sales applicable to Norman's were $2.2 million and $3.0 million for the three months ended March 27, 1994 and March 28, 1993, respectively. The adjusted net realizable value of Norman's net assets of $591 is included in "Net assets of discontinued operations".

 5.  Insurance Claim Accounting

The Company reached a final settlement with its insurance carrier in connection with the February 1993 fire at the Stanleytown facility. Consequently, the Company recorded a gain on insurance settlement of $2.4 million in the first quarter of 1994. In connection with the fire, the Company incurred costs of $30.5 million and has received advances from insurance coverage of $25.9 million through the first quarter of 1994. The insurance claim receivable of $4.6 million recorded at March 27, 1994 was collected in April 1994.

 6.  Common Stock and Stock Options

During the three month period ended March 27, 1994, stock options for 5,112 shares of common stock were exercised at prices ranging from $8.50 to $12.86 per share.

                      STANLEY FURNITURE COMPANY, INC.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              (In thousands except share and per share data)

 7.  Supplemental Cash Flow Information

Following is a reconciliation of net income (loss) to net cash provided
(used) by operating activities for the three months ended (in thousands):


                                              March 27,  March 28,
                                                1994       1993


   Net income..........................       $  (372)    $  305

   Adjustments to reconcile net income
       to net cash provided (used) by
       operating activities:
         Depreciation and amortization....      1,070      1,059
         Loss (gain) on sale of assets....         65        (10)
         Loss on disposal of fabric divi-
           sion...........................      2,758
         Change in assets and liabilities:
           Accounts receivable............     (4,014)     2,803
           Inventories....................     (2,158)       560
           Income taxes recoverable.......                    23
           Prepaid expenses and other
             current assets, net..........        150        428
           Operating assets of dis-
             continued operations.........       (599)      (215)
           Accounts payable...............       (761)       314
           Accrued salaries, wages and
             benefits.....................        370        196
           Other accrued expenses.........      1,021        607
           Advances received from
             insurance, net of estimated
             claim........................     (2,571)       746
           Accrued restructuring costs....                  (108)
           Deferred income taxes..........       (260)       (72)
         Other assets.....................         59         49
         Other long-term liabilities......        (64)      (272)
    Net cash provided (used) by
         operating activities.............    $(5,306)    $6,413

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales increased $9.1 million or 25.6% for the three month period ended March 27, 1994 from the comparable 1993 period due principally to higher unit volume and higher average selling prices. Lower unit volume in the 1993 period was due principally to the disruption in production caused by the February 1993 fire at the Stanleytown facility.

Gross profit margin decreased to 19.4% in the 1994 period from 21.3% in the comparable 1993 period. The higher gross profit percentage in the 1993 period was due principally to the recognition of $1.6 million of business interruption insurance without the related sales revenue.

Selling, general and administrative expenses increased 8.2% to $6.2 million in the 1994 period from $5.8 million in the 1993 period. Increases were due principally to higher selling expenses resulting from higher sales in the 1994 period. Selling, general and administrative expenses as a percentage of net sales decreased to 14.0% from 16.2% in the 1993 period principally as a result of higher net sales.

As a result of the above, first quarter 1994 operating income increased to $2.4 million from $1.8 million in the comparable 1993 period, an increase of 33.2%. Operating income as a percentage of net sales increased to 5.4% in the 1994 period from 5.1% in the comparable 1993 period.

Interest expense in the 1994 period decreased $340,000 from the 1993 period due principally to lower debt levels resulting from the July 1993 public offering.

The Company's effective income tax rate decreased to 39.5% for the three month period ended March 27, 1994 from 41.0% for total year 1993. The effective tax rate was higher in 1993 due principally to the effect of the 1% federal statutory rate increase on the prior years' deferred tax balances recorded for 1993.

Financial Condition, Liquidity and Capital Resources

In February 1994, the Company completed the private placement of $30.0 million of 7.28% senior notes due 2004 and the refinancing of its revolving credit facility. The proceeds from the senior notes were used to repay the existing term notes and a portion of the revolving credit facility. Long-term debt at March 27, 1994 was $38.7 millon. The Company has no debt service requirements for the remainder of 1994 or in 1995. Debt service requirements will be $8.5 million in 1996, $159,000 in 1997 and $4.3 million in each of 1998 through 2004. As of March 27, 1994, approximately $9.6 million of additional borrowings were available under the revolving credit facility. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

During the three month period ended March 27, 1994, the Company used cash of $5.3 million in operations funded by net borrowings from the revolving credit facility. Cash generated from operations in the comparable 1993 period of $6.4 million was used to fund capital expenditures and reduce borrowings under the Company's senior credit facility by $5.8 million. Cash was required in the 1994 period to support higher accounts receivable and inventory levels as well as higher payments to suppliers, employees, and for income taxes. These higher payments were partially offset by lower interest payments. The Company generated cash from operations in the 1993 period principally due to lower payments to suppliers and employees resulting from the decreased production levels caused by the February 1993 Stanleytown fire and the resulting lower accounts receivable and inventory levels.

Net cash flow used by investing activities was $777,000 in the 1994 period compared to $520,000 in the comparable 1993 period. Expenditures in each year were primarily for plant and equipment and other assets in the normal course of business.

Net cash provided by financing activities was $6.1 million in the 1994 period compared to net cash used by financing activities of $5.8 million in the 1993 period. In February 1994, the Company completed the private placement of $30.0 million of 7.28% senior notes due 2004 and the refinancing of its revolving credit facility. The proceeds from the senior notes were used to repay the existing term note and a portion of the revolving credit facility. Cash provided by financing activities in the 1994 period was used to fund operations and capital expenditures. In the 1993 period, cash provided by operations enabled the Company to reduce borrowings under its senior credit facility by $5.8 million.

Discontinued Operations

In April 1994, the Company announced the closing of its Norman's of Salisbury division ("Norman's"), scheduled for June 1994. As a result, the Company recorded a $2.8 million ($4.5 million pretax) additional loss provision in the first quarter. Steps taken by management designed to improve Norman's profitability had resulted in improved operating results in 1993. However, Norman's incurred a significant operating loss in the first quarter of 1994 from continued erosion of its market share. In early April 1994, after renewing contacts with several potential buyers, management concluded that Norman's could not be sold as an ongoing operation and decided to close the division.

The loss provision primarily represents factory closing costs including the write down of related assets and estimated operating losses through closure, employee benefits and long-term lease commitments. The Company plans to utilize a portion of the Norman's facilities as a cut and sew operation in the production of the upholstery furniture products which are planned for introduction in the fall of 1994.

Sales applicable to Norman's were $2.2 million and $3.0 million for the three months ended March 27, 1994 and March 28, 1993, respectively. The adjusted net realizable value of Norman's net assets of $591,000 is included in "Net assets of discontinued operations".

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 11.  Schedule of Computation of Earnings Per Share.*

(b)  Reports on Form 8-K

     None.





* Filed herewith.

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   STANLEY FURNITURE COMPANY, INC.


Date: May 6, 1994                  By: /s/ Douglas I. Payne
                                       Douglas I. Payne
                                       Vice President of Finance,
                                       Secretary and Treasurer
                                       (Principal Financial and
                                       Accounting Officer)