Form 10-Q
period 1994-06-26
STANLEY FURNITURE CO INC/
filed 1994-07-22
CIK 797465

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q
(Mark One)

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 26, 1994 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 18, 1994.

          Class                                     Number

Common Stock, par value $.02 per share          4,725,880 Shares

                 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 STANLEY FURNITURE COMPANY, INC.
                          BALANCE SHEETS
                (In thousands except share data)

                                       (Unaudited)
                                         June 26,   December 31,
                                           1994         1993
ASSETS

Current assets:
  Cash.................................  $    399     $    200
  Accounts receivable, less allowances
    of $1,300 and $827, respectively...    23,176       22,749
  Inventories:
    Finished goods......................   24,527       17,398
    Work-in-process.....................    5,534        6,076
    Raw materials.......................   13,316       14,210
                                           43,377       37,684

  Prepaid expenses and other current
    assets..............................      560          554
  Insurance claim receivable............                 1,966
  Deferred income taxes.................    3,613        3,229
  Net assets of discontinued operations       417        1,994
      Total current assets..............   71,542       68,376

Property, plant and equipment, at cost..   62,406       60,211
  Less accumulated depreciation.........   18,154       16,277
                                           44,252       43,934
Excess of cost over fair value of net
  assets acquired, less accumulated
  amortization of $1,848 and $1,680,
  respectively..........................   11,592       11,760
Other assets...........................     1,274          789

                                         $128,660     $124,859







           The accompanying notes are an integral part of the financial statements.

                 STANLEY FURNITURE COMPANY, INC.
                   BALANCE SHEETS (CONTINUED)
                (In thousands except share data)

                                    (Unaudited)
                                      June 26,     December 31,
                                        1994           1993
LIABILITIES

Current liabilities:
  Current maturities of long-term
    debt...........................                  $    625
  Accounts payable.................   $ 14,587         15,411
  Accrued salaries, wages and
    benefits.......................      9,121          8,183
  Other accrued expenses...........      3,876          3,324
    Total current liabilities......     27,584         27,543

Long-term debt, exclusive of
  current maturities...............     34,802         32,022
Deferred income taxes..............     11,622         12,828
Other long-term liabilities........      6,797          5,262
  Total liabilities................     80,805         77,655

STOCKHOLDERS' EQUITY

Common stock, $.02 par value,
  10,000,000 shares authorized,
  4,725,880 and 4,720,768 shares
  issued and outstanding,
  respectively.....................         94             94
Capital in excess of par value.....     64,447         64,381
Adjustment for minimum pension
  liability........................     (1,122)        (1,122)
Deficit............................    (15,564)       (16,149)
  Total stockholders' equity.......     47,855         47,204

                                      $128,660       $124,859








           The accompanying notes are an integral part of the financial statements.

                 STANLEY FURNITURE COMPANY, INC.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)
               (In thousands except per share data)

                                      Three Months           Six Months
                                         Ended                 Ended
                                     June 26,  June 27,    June 26,  June 27,
                                      1994      1993        1994      1993
Net sales..........................  $44,101    $40,855     $88,838  $76,491

Cost of sales:
  From products sold...............   35,557     33,587      71,617   63,262
  Business interruption insurance..              (1,583)              (3,220)
                                      35,557     32,004      71,617   60,042

    Gross profit...................    8,544      8,851      17,221   16,449

Selling, general and administrative
  expenses.........................    6,156      6,489      12,401   12,261
    Operating income...............    2,388      2,362       4,820    4,188
Gain on insurance settlement.......              (2,143)     (2,379)  (2,143)
Other expense, net.................       83        194         223      433
Interest expense...................      752        787       1,479    1,854
  Income from continuing operations
    before income taxes............    1,553      3,524       5,497    4,044
Income tax provision...............      596      1,445       2,154    1,660
  Income from continuing operations      957      2,079       3,343    2,384

Discontinued operations:
  Loss on disposal of fabric div-
    ision, including an additional
    provision of $1,329 for oper-
    ating losses during phaseout
    period (less applicable income
    tax benefit of $1,736).........                          (2,758)

Net income.........................  $   957    $ 2,079     $   585  $ 2,384

Earnings (loss) per common share:
  Continuing operations............  $   .20    $   .70     $   .70  $   .80
  Discontinued operations..........                            (.58)
     Net income....................  $   .20    $   .70     $   .12  $   .80

Weighted average number of shares..    4,757      2,996       4,790    2,996



           The accompanying notes are an integral part of the financial statements.

                 STANLEY FURNITURE COMPANY, INC.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (In thousands)

                                               Six Months
                                                  Ended
                                           June 26,    June 27,
                                             1994        1993
Cash flows from operating activities:

Cash received from customers............   $88,136      $77,522
Cash paid to suppliers and employees....   (87,459)     (82,357)
Interest paid...........................      (931)      (2,315)
Income taxes (paid) recovered, net......    (3,283)          33
Proceeds received on insurance coverage.     4,625       13,010
Operating activities of discontinued
  operations............................      (829)        (308)

  Net cash provided by operating
    activities..........................       259        5,585

Cash flows from investing activities:

Capital expenditures....................    (2,229)      (2,684)
Proceeds received on insurance coverage.                  1,657
Purchase of other assets................      (390)        (530)
Proceeds from sale of assets............       338          443
Investing activities of discontinued
  operations............................                    (26)

  Net cash used by investing activities.    (2,281)      (1,140)

Cash flows from financing activities:

Issuance of senior notes................    30,000
Repayment of term note..................   (16,569)      (1,241)
Repayment of revolving credit facility..   (11,276)      (2,938)
Proceeds from issuance of stock options.        66
  Net cash provided (used) by financing
    activities..........................     2,221       (4,179)

Net increase in cash....................       199          266
Cash at beginning of year...............       200          649
Cash at end of quarter..................   $   399      $   915


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

 2.  Property, Plant and Equipment

                                      (Unaudited)
                                        June 26,     December 31,
                                          1994           1993

     Land and buildings.............    $17,384        $16,923
     Machinery and equipment........     39,131         37,552
     Leasehold improvements.........      3,097          2,914
     Furniture, fixtures and office
       equipment....................      1,032          1,026
     Construction in progress.......      1,762          1,796
                                        $62,406        $60,211

 3.  Long-Term Debt
                                      (Unaudited)
                                        June 26,    December 31,
                                          1994          1993

     7.28% senior notes due March
       15, 2004.....................    $30,000
     Revolving credit facility......      4,643        $15,919
     Term note payable..............                    16,569
     7% convertible subordinated
       debentures due April 1, 2012.        159            159
         Total                           34,802         32,647
     Less current maturities........                       625
                                        $34,802        $32,022

                 STANLEY FURNITURE COMPANY, INC.
                  NOTES TO FINANCIAL STATEMENTS
         (In thousands except share and per share data)

 3.  Long-Term Debt (continued)

In February 1994, the Company completed the private placement of $30.0 million of 7.28% senior notes due 2004 and the refinancing of its revolving credit facility. The proceeds from the senior notes were used to repay the existing term note and a portion of the revolving credit facility.

 4.  Discontinued Operations

In June 1994, the Company ceased operations at its Norman's of Salisbury division ("Norman's"). In the first quarter of 1994, the Company recorded a $2.8 million ($4.5 million pretax) additional loss provision representing costs associated with the closing and liquidation of the operation. Currently, a portion of the Norman's facilities is being subleased on a short term basis and a portion is being utilized in the production of upholstery furniture products which are scheduled for introduction in the fall of 1994.

Sales applicable to Norman's were $1.9 million and $3.1 million for the three months ended June 26, 1994 and June 27, 1993, respectively; and $4.1 million and $6.0 million for the six month periods ended June 26, 1994 and June 27, 1993, respectively.

 5.  Insurance Claim Accounting

In the first quarter of 1994, the Company reached a final settlement with its insurance carrier in connection with the February 1993 fire at the Stanleytown facility and recorded a gain on insurance settlement of $2.4 million.

 6.  Common Stock and Stock Options

During the six month period ended June 26, 1994, stock options for 5,112 shares of common stock were exercised at prices ranging from $8.50 to $12.86 per share.

                 STANLEY FURNITURE COMPANY, INC.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
         (In thousands except share and per share data)


 7.  Supplemental Cash Flow Information

Following is a reconciliation of net income to net cash provided by operating activities for the six months ended:

                                        June 26,   June 27,
                                          1994       1993
   Net income.......................... $   585     $2,384

   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation and amortization...   2,168      2,101
       Loss (gain) on sale of assets...      65         (5)
       Loss on disposal of fabric divi-
         sion..........................   2,758
       Changes in assets and liabili-
         ties:
         Accounts receivable...........    (427)     1,185
         Inventories...................  (5,693)    (1,117)
         Income taxes recoverable......     (44)        93
         Prepaid expenses and other
           current assets, net.........      38        784
         Insurance claim receivable....   2,029     (3,855)
         Operating assets of discon-
           tinued operations...........    (829)      (308)
         Accounts payable..............    (994)     2,215
         Accrued salaries, wages and
           benefits....................     660        683
         Other accrued expenses........     825        511
         Accrued restructuring costs...               (198)
         Deferred income taxes.........    (634)     1,600
       Other assets....................    (119)       (64)
       Other long-term liabilities.....    (129)      (424)

    Net cash provided by operating
      activities....................... $   259      $5,585



Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

Net sales increased $3.2 million or 7.9% for the three month period ended June 26, 1994 from the comparable 1993 period due principally to higher average selling prices. For the six month period, net sales increased $12.3 million or 16.1% from the comparable 1993 period due principally to higher unit volume and higher average selling prices. Lower unit volume in the 1993 period was due principally to the disruption in production caused by the 1993 fire at the Stanleytown facility (the "Fire").

Gross profit margin for the three and six month periods of 1994 decreased to 19.4% from 21.7% and 21.5% in the comparable 1993 periods, respectively. The higher gross profit percentage for the three and six month periods of 1993 was due principally to the recognition of $1.6 million and $3.2 million, respectively, of business interruption insurance without the related sales revenue.

Selling, general and administrative expenses for the three month period ended June 26, 1994 decreased 5.1% to $6.2 million from $6.5 million in the comparable 1993 period due principally to lower selling costs incurred in the 1994 period. For the six month period of 1994, selling, general and administrative expenses increased 1.1% to $12.4 million from $12.3 million in the 1993 period due principally to higher selling expenses resulting from higher sales in the 1994 period. As a percentage of net sales, these expenses decreased to 14.0% for both the three and six month periods of 1994 from 15.9% and 16.0%, respectively, in the comparable 1993 periods, principally as a result of higher net sales.

The Company incurred $116,000 and $208,000 in startup expenses during the three and six month periods of 1994, respectively related to its introduction of upholstery products planned for the upcoming fall. It is expected that the startup of the upholstery product line will adversely affect pretax earnings by approximately $1 million in the second half of 1994, as upholstery products are not expected to generate much additional revenue until 1995.

As a result of the above, operating income of $2.4 million for the three month period of 1994 approximated the comparable 1993 period. Operating income as a percentage of net sales decreased to 5.4% in the 1994 period from 5.8% in the comparable 1993 period. For the six month period of 1994, operating income increased to $4.8 million from $4.2 million in the comparable 1993 period, an increase of 15.1%. Operating income as a percentage of net sales decreased to 5.4% in the 1994 period from 5.5% in the comparable 1993 period.

Interest expense for the three month period of 1994 approximated the 1993 period and for the six month period ended June 26, 1994 decreased $375,000 from the comparable 1993 period due principally to lower debt levels resulting from the July 1993 public offering.

The Company's effective income tax rate decreased to 39.2% for the six month period ended June 26, 1994 from 41.0% for total year 1993. The effective tax rate was higher in 1993 due principally to the effect of the 1% federal statutory rate increase on the prior years' deferred tax balances.

Financial Condition, Liquidity and Capital Resources

In February 1994, the Company completed the private placement of $30.0 million of 7.28% senior notes due 2004 and the refinancing of its revolving credit facility. The proceeds from the senior notes were used to repay the existing term note and a portion of the revolving credit facility. Long-term debt at June 26, 1994 was $34.8 millon. The Company has no debt service requirements for the remainder of 1994 or in 1995. Debt service requirements will be $4.6 million in 1996, $159,000 in 1997 and $4.3 million in each of 1998 through 2004. As of June 26, 1994, approximately $13.1 million of additional borrowings were available under the revolving credit facility. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

During the six month period ended June 26, 1994, cash provided by operations of $259,000 and net borrowings from the revolving credit facility of $2.2 million were used to fund capital expenditures of $2.3 million. In the 1993 period cash generated from operations of $5.6 million was used to fund capital expenditures of $1.1 million and to reduce net borrowings under the revolving credit facility by $4.2 million.

Operating cash flows in both the 1994 and 1993 periods include proceeds of $4.6 million and $13.0 million, respectively, received from insurance in connection with the Fire. Cash paid to suppliers in both the 1994 and 1993 periods includes costs of $2.7 million and $14.8 million, respectively incurred in connection with the Fire. Excluding the effect of the Fire, cash was required in the 1994 period to support higher accounts receivable requirements reflecting higher sales levels, higher payments to suppliers and employees as a result of higher production levels and higher tax payments. These higher payments in the 1994 period were partially offset by lower interest payments due principally to lower debt levels resulting from the 1993 public offering. The Company generated cash from operations in the 1993 period due principally to lower payments to suppliers and employees, resulting from the decreased production levels caused by the Fire and the resulting lower accounts receivable and inventory levels.

Net cash flow used by investing activities was $2.3 million in the 1994 period compared to $1.1 million in the comparable 1993 period. Expenditures in the 1994 period include the purchase of equipment and renovations for the new upholstery operation of approximately $500,000. Expenditures in each year were primarily for plant and equipment and other assets in the normal course of business.

Net cash provided by financing activities was $2.2 million in the 1994 period compared to net cash used by financing activities of $4.2 million in the 1993 period. Cash provided by financing activities in the 1994 period was used to fund operations and capital expenditures. In the 1993 period, cash provided by operations enabled the Company to reduce borrowings under its senior credit facility by $4.2 million.

Discontinued Operations

In June 1994, the Company ceased operations at its Norman's of Salisbury division ("Norman's"). In the first quarter of 1994, the Company had recorded a $2.8 million ($4.5 million pretax) additional loss provision representing costs associated with the closing and liquidation of the operation. Currently, a portion of the Norman's facilities is being subleased on a short term basis and a portion is being utilized in the production of upholstery furniture products which are scheduled for introduction in the fall of 1994.

Sales applicable to Norman's were $1.9 million and $3.1 million for the three months ended June 26, 1994 and June 27, 1993, respectively; and $4.1 million and $6.0 million for the six month periods ended June 26, 1994 and June 27, 1993, respectively.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

(a)      The annual meeting of the Company's shareholders was held
         April 26, 1994.

(c)(i)   The  shareholders   approved  the  ratification  of  the
         selection of Coopers & Lybrand as the independent public accountants for the Company for the current fiscal year. The ratification was approved by the following vote:

               FOR:     -     4,411,624

               AGAINST: -            84

               ABSTAIN: -         3,485

(c)(ii) The shareholders of the Company also elected a board of five directors for staggered terms expiring at the Annual Meeting of Shareholders to be held in 1995, 1996, and 1997. The elections were approved by the following vote:

         Elected for Three-Year Terms
         Ending 1997

                                     For        Withheld
         David V. Harkins         4,395,431      19,762
         Albert L. Prillaman      4,395,018      20,175

         Elected for Two-Year Terms
         Ending 1996

                                     For        Withheld
         C. Hunter Boll           4,395,431      19,762
         Lawrence E. Webb, Jr.    4,395,434      19,759

         Elected for One-Year Term
         Ending 1996

                                     For        Withheld
         Edward J. Mack           4,395,424      19,769

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

                                   STANLEY FURNITURE COMPANY, INC.


Date: July 22, 1994               By: /s/ Douglas I. Payne
                                      Douglas I. Payne
                                      Vice President of Finance,
                                      Secretary and Treasurer
                                      (Principal Financial and
                                      Accounting Officer)