Form 10-Q
period 1994-09-25
STANLEY FURNITURE CO INC/
filed 1994-10-20
CIK 797465

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q
(Mark One)

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 25, 1994 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 17, 1994.

          Class                                     Number

Common Stock, par value $.02 per share          4,725,880 Shares

                 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 STANLEY FURNITURE COMPANY, INC.
                          BALANCE SHEETS
                (In thousands except share data)

                                         September
                                         25,  1994     December
                                        (Unaudited)    31, 1993
ASSETS

Current assets:
  Cash.................................  $    232     $    200
  Accounts receivable, less allowances
    of $1,305 and $827, respectively...    25,249       22,749
  Inventories:
    Finished goods......................   23,153       17,398
    Work-in-process.....................    4,955        6,076
    Raw materials.......................   12,495       14,210
                                           40,603       37,684

  Prepaid expenses and other current
    assets..............................    1,047          554
  Insurance claim receivable............                 1,966
  Deferred income taxes.................    2,705        3,229
  Net assets of discontinued operations                  1,994
      Total current assets..............   69,836       68,376

Property, plant and equipment, at cost..   63,525       60,211
  Less accumulated depreciation.........   19,030       16,277
                                           44,495       43,934
Excess of cost over fair value of net
  assets acquired, less accumulated
  amortization of $1,932 and $1,680,
  respectively..........................   11,508       11,760
Other assets...........................       850          789

                                         $126,689     $124,859







           The accompanying notes are an integral part of the financial statements.

                 STANLEY FURNITURE COMPANY, INC.
                   BALANCE SHEETS (CONTINUED)
                (In thousands except share data)

                                      September
                                      25,  1994       December
                                     (Unaudited)      31, 1993
LIABILITIES

Current liabilities:
  Current maturities of long-term
    debt...........................                  $    625
  Accounts payable.................   $ 13,784         15,411
  Accrued salaries, wages and
    benefits.......................      8,656          8,183
  Other accrued expenses...........      2,616          3,324
    Total current liabilities......     25,056         27,543

Long-term debt, exclusive of
  current maturities...............     35,314         32,022
Deferred income taxes..............     10,870         12,828
Other long-term liabilities........      6,731          5,262
  Total liabilities................     77,971         77,655

STOCKHOLDERS' EQUITY

Common stock, $.02 par value,
  10,000,000 shares authorized,
  4,725,880 and 4,720,768 shares
  issued and outstanding,
  respectively.....................         94             94
Capital in excess of par value.....     64,447         64,381
Adjustment for minimum pension
  liability........................     (1,122)        (1,122)
Deficit............................    (14,701)       (16,149)
  Total stockholders' equity.......     48,718         47,204

                                      $126,689       $124,859








           The accompanying notes are an integral part of the financial statements.

                 STANLEY FURNITURE COMPANY, INC.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)
               (In thousands except per share data)

                                      Three Months           Nine Months
                                          Ended                 Ended

                                    September September  September September
                                    25,  1994 26,  1993  25,  1994 26,  1993
Net sales..........................  $43,845   $42,666   $132,683  $119,157

Cost of sales:
  From products sold...............   34,980    34,417    106,597    97,679
  Business interruption insurance..               (952)              (4,172)
                                      34,980    33,465    106,597    93,507

    Gross profit...................    8,865     9,201     26,086    25,650

Selling, general and administrative
  expenses.........................    6,521     6,474     18,922    18,735
    Operating income...............    2,344     2,727      7,164     6,915
Gain on insurance settlement.......                        (2,379)   (2,143)
Other expense, net.................      206        81        429       514
Interest expense...................      741       570      2,220     2,424
  Income from continuing operations
    before income taxes............    1,397     2,076      6,894     6,120
Income tax provision...............      534       850      2,688     2,510
  Income from continuing operations      863     1,226      4,206     3,610

Discontinued operations:
  Loss on disposal of fabric div-
    ision, including an additional
    provision of $1,329 for oper-
    ating losses during phaseout
    period (less applicable income
    tax benefit of $1,736).........                        (2,758)

Net income.........................  $   863   $ 1,226   $  1,448  $  3,610

Earnings (loss) per common share:
  Continuing operations............  $   .18   $   .26   $    .89  $   1.03
  Discontinued operations..........                          (.58)
     Net income....................  $   .18   $   .26   $    .31  $   1.03

Weighted average number of shares..    4,739     4,724      4,745     3,514


           The accompanying notes are an integral part of the financial statements.

                 STANLEY FURNITURE COMPANY, INC.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (In thousands)

                                                Nine Months
                                                   Ended
                                           September   September
                                           25,  1994   26,  1993
Cash flows from operating activities:

Cash received from customers............   $129,956     $116,453
Cash paid to suppliers and employees....   (126,668)    (129,994)
Interest paid...........................     (2,335)      (2,989)
Income taxes paid, net..................     (4,176)         (48)
Advances received on insurance coverage.      4,625       21,518
Operating activities of discontinued
  operations............................       (868)        (407)

  Net cash provided by operating
    activities..........................        534        4,533

Cash flows from investing activities:

Capital expenditures....................     (3,614)      (3,501)
Proceeds received on insurance coverage.                   1,657
Purchase of other assets................       (407)        (433)
Proceeds from sale of assets............        441          459
Investing activities of discontinued
  operations............................                     (18)

  Net cash used by investing activities.     (3,580)      (1,836)

Cash flows from financing activities:

Proceeds from issuance of common stock..                  13,186
Issuance of senior notes................     30,000
Redemption of senior subordinated
  debentures............................                  (3,093)
Repayment of term note..................    (16,569)      (2,158)
Repayment of revolving credit facility..    (10,764)     (11,179)
Proceeds from insurance policy loans....        345          292
Other...................................         66         (179)
  Net cash provided (used) by financing
    activities..........................      3,078       (3,131)

Net increase (decrease) in cash.........         32         (434)
Cash at beginning of year...............        200          649
Cash at end of quarter..................   $    232     $    215

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

 2.  Property, Plant and Equipment

                                        September
                                        25,  1994      December
                                       (Unaudited)     31, 1993

     Land and buildings.............    $17,555        $16,923
     Machinery and equipment........     39,056         37,552
     Leasehold improvements.........      3,313          2,914
     Furniture, fixtures and office
       equipment....................      1,563          1,026
     Construction in progress.......      2,038          1,796
                                        $63,525        $60,211

 3.  Long-Term Debt
                                        September
                                        25,  1994      December
                                       (Unaudited)     31, 1993

     7.28% senior notes due March
       15, 2004.....................    $30,000
     Revolving credit facility......      5,155        $15,919
     Term note payable..............                    16,569
     7% convertible subordinated
       debentures due April 1, 2012.        159            159
         Total                           35,314         32,647
     Less current maturities........                       625
                                        $35,314        $32,022

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

 4.  Discontinued Operations

In June 1994, the Company ceased operations at its Norman's of Salisbury division ("Norman's"). In the first quarter of 1994, the Company recorded a $2.8 million ($4.5 million pretax) additional loss provision representing costs associated with the closing and liquidation of the operation. Currently, a portion of the Norman's facilities is being subleased on a short term basis and a portion is being utilized in the production of upholstery furniture products.

Sales applicable to Norman's were $2.8 million for the three months September 26, 1993, and $4.1 million and $8.8 million for the nine month periods ended September 25, 1994 and September 26, 1993, respectively.

 5.  Insurance Claim Accounting

In the first quarter of 1994, the Company reached a final settlement with its insurance carrier in connection with the February 1993 fire at the Stanleytown facility and recorded a gain on insurance settlement of $2.4 million.

 6.  Common Stock and Stock Options

During the nine month period ended September 25, 1994, stock options for 5,112 shares of common stock were exercised at prices ranging from $8.50 to $12.86 per share.

                 STANLEY FURNITURE COMPANY, INC.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
         (In thousands except share and per share data)

 7.  Supplemental Cash Flow Information

Following is a reconciliation of net income to net cash provided by operating activities for the nine months ended:

                                          September     September
                                          25,  1994     26,  1993
   Net income..........................    $1,448        $3,610

   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation and amortization...     3,296         3,213
       Loss (gain) on sale of assets...       141           (12)
       Loss on disposal of fabric divi-
         sion..........................     2,758
       Changes in assets and liabili-
         ties:
         Accounts receivable...........    (2,500)       (2,555)
         Inventories...................    (2,919)       (4,192)
         Income taxes recoverable......      (559)          101
         Prepaid expenses and other
           current assets, net.........        66           708
         Insurance claim receivable....     2,029        (1,919)
         Operating assets of discon-
           tinued operations...........      (868)         (407)
         Accounts payable..............    (1,797)        3,309
         Accrued salaries, wages and
           benefits....................       195           537
         Other accrued expenses........       (36)          647
         Accrued restructuring costs...                    (364)
         Deferred income taxes.........      (478)        2,361
       Other assets....................       (48)           (4)
       Other long-term liabilities.....      (194)         (500)

    Net cash provided by operating
      activities.......................   $   534        $4,533




Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

Net sales increased $1.2 million or 2.8% for the three month period ended September 25, 1994 from the comparable 1993 period due principally to higher average selling prices. For the nine month period, net sales increased $13.5 million or 11.4% from the comparable 1993 period due principally to higher average selling prices and, to a lesser extent, higher unit volume. Lower unit volume in the 1993 period was due principally to the disruption in production caused by the 1993 fire at the Stanleytown facility (the "Fire").

Gross profit margin for the three and nine month period of 1994 decreased to 20.2% and 19.7%, respectively from 21.6% and 21.5% in each of the comparable 1993 periods. The higher gross profit percentage for the three and nine month periods of 1993 was due principally to the recognition of $1.0 million and $4.2 million, respectively, of business interruption insurance without the related sales revenue. Operating the Company's factories at lower output levels to control inventories is expected to result in a slightly reduced fourth quarter gross profit margin as a percent of sales.

Selling, general and administrative expenses as a percentage of net sales for the three and nine month periods of 1994 decreased to 14.9% and 14.3%, respectively, from 15.2% and 15.7% in each of the comparable 1993 periods. These decreases occurred principally due to higher net sales.

The Company incurred $290,000 and $498,000 in startup expenses during the three and nine month periods of 1994, respectively related to its introduction of upholstery products planned for the upcoming quarter. It is expected that the startup of the upholstery product line will adversely affect pretax earnings by approximately $700,000 in the fourth quarter of 1994, as upholstery products are not expected to generate significant revenue until 1995.

As a result of the above, operating income decreased to $2.3 million from $2.7 million for the three month periods of 1994 and 1993, respectively. For the nine month period of 1994, operating income increased to $7.2 million from $6.9 million in the comparable 1993 period. Operating income as a percentage of net sales for the three and nine month periods of 1994 decreased to 5.3% and 5.4%, respectively, from 6.4% and 5.8% in each of the comparable 1993 periods.

Interest expense for the three month period ended September 25, 1994 increased $171,000, due principally to higher interest rates. For the nine month period of 1994, interest expense decreased $204,000 from the comparable 1993 period due principally to lower debt levels resulting from the July 1993 public offering.

The Company's effective income tax rate decreased to 39.0% for the nine month period ended September 25, 1994 from 41.0% for total year 1993. The effective tax rate was higher in 1993 due principally to the effect of the 1% federal statutory rate increase on the prior years' deferred tax balances.

Financial Condition, Liquidity and Capital Resources

In February 1994, the Company completed the private placement of $30.0 million of 7.28% senior notes due 2004 and the refinancing of its revolving credit facility. The proceeds from the senior notes were used to repay the existing term note and a portion of the revolving credit facility. Long-term debt at September 25, 1994 was $35.3 millon. The Company has no debt service requirements for the remainder of 1994 or in 1995. Debt service requirements will be $5.1 million in 1996, $159,000 in 1997 and $4.3 million in each of 1998 through 2004. As of September 25, 1994, approximately $13.4 million of additional borrowings were available under the revolving credit facility. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

During the nine month period ended September 25, 1994, cash provided by operations of $534,000 and net borrowings from the revolving credit facility of $3.1 million were used to fund capital expenditures of $3.6 million. In the 1993 period cash generated from operations of $4.5 million was used to fund capital expenditures and to reduce net borrowings under the revolving credit facility.

Operating cash flows in both the 1994 and 1993 periods include proceeds of $4.6 million and $21.5 million, respectively, received from insurance in connection with the Fire. Cash paid to suppliers in both the 1994 and 1993 periods includes costs of $2.7 million and $21.8 million, respectively incurred in connection with the Fire. Excluding the effect of the Fire, cash was required in the 1994 period to support higher accounts receivable requirements reflecting higher sales levels, higher payments to suppliers and employees as a result of higher production levels and higher tax payments. These higher payments in the 1994 period were partially offset by lower interest payments due principally to lower debt levels resulting from the 1993 public offering. The Company generated cash from operations in the 1993 period due principally to lower payments to suppliers and employees, resulting from the decreased production levels caused by the Fire and the resulting lower accounts receivable and inventory levels.

Net cash flow used by investing activities was $3.6 million in the 1994 period compared to $1.8 million in the comparable 1993 period. Expenditures in the 1994 period include the purchase of equipment and other capital expenditures for the new upholstery operation of approximately $622,000. Expenditures in each year were primarily for plant and equipment and other assets in the normal course of business.

Net cash provided by financing activities was $3.1 million in the 1994 period compared to net cash used by financing activities of $3.1 million in the 1993 period. Cash provided by financing activities in the 1994 period was used to fund operations and capital expenditures. In the 1993 period, cash provided by the public offering ($13.2 million) and from operations enabled the Company to redeem $3.1 million of outstanding senior subordinated debentures and to reduce borrowings under the Company's senior credit facility by $13.3 million.

Discontinued Operations

In June 1994, the Company ceased operations at its Norman's of Salisbury division ("Norman's"). In the first quarter of 1994, the Company had recorded a $2.8 million ($4.5 million pretax) additional loss provision representing costs associated with the closing and liquidation of the operation. Currently, a portion of the Norman's facilities is being subleased on a short term basis and a portion is being utilized in the production of upholstery furniture products.

Sales applicable to Norman's were $2.8 million for the three months ended September 26, 1993, and $4.1 million and $8.8 million for the nine month periods ended September 25, 1994 and September 26, 1993, respectively.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 11.  Schedule of Computation of Earnings Per Share.*

     Exhibit 27.  Financial Data Schedule.*

(b)  Reports on Form 8-K

     None.





* Filed herewith.

                            SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   STANLEY FURNITURE COMPANY, INC.


Date: October 20, 1994             By: /s/ Douglas I. Payne
                                       Douglas I. Payne
                                       Vice President of Finance,
                                       Secretary and Treasurer
                                       (Principal Financial and
                                       Accounting Officer)