Form 10-K
period 1994-12-31
STANLEY FURNITURE CO INC/
filed 1995-02-15
CIK 797465

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K
(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934    [FEE REQUIRED]

       For the fiscal year ended December 31, 1994

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934    [NO FEE REQUIRED]

For the transition period from              to

                      Commission file number 0-14938

                  STANLEY FURNITURE COMPANY, INC.
          (Exact name of Registrant as specified in its Charter)

          Delaware                            54-1272589
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)           Identification Number)

     Route 57, Stanleytown, Virginia                 24168
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (703) 627-2000 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, par value $.02 per share
                             (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),and (2) has been subject to
such filing requirements for the past 90 days: Yes (x)    No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price on January 25, 1995: $16,221,328

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of January 25, 1995:

Common Stock, par value $.02 per share               4,726,550
       (Class of Common Stock)                    Number of Shares

Documents incorporated by reference: Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders scheduled for April 20, 1995 are incorporated by reference into Part III.


                             TABLE OF CONTENTS


Part I                                                       Page


      Item 1      Business.............................        3
      Item 2      Properties...........................        9
      Item 3      Legal Proceedings....................       10
      Item 4      Submission of Matters to a Vote
                    of Security Holders................       10

Part II


      Item 5      Market for Registrant's Common Equity
                    and Related Stockholder Matters....       12
      Item 6      Selected Financial Data..............       13
      Item 7      Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations......................       15
      Item 8      Financial Statements and
                    Supplementary Data.................       19
      Item 9      Changes in and Disagreements with
                    Accountants on Accounting and
                    Financial Disclosure...............       19

Part III

      Items 10 through 13..............................       19

Part IV

      Item 14     Exhibits, Financial Statement
                    Schedule and Reports on Form 8-K...       19

      Signatures.......................................       24

      Index to Financial Statements and Schedule.......      F-1

                      Stanley Furniture Company, Inc.

                                  PART I

Item 1.     Business

General

     Stanley Furniture Company, Inc. ("Stanley" or the "Company") is a leading designer and manufacturer of furniture exclusively targeted at the upper-medium price range of the residential market. The Company is ranked among the top 25 furniture manufacturers in North America, based on sales, according to Furniture Today, a trade publication. During 1994, the Company expanded it's product line offerings to include upholstered furniture. See "Products and Styles".

     The original predecessor of the Company was founded in 1924. The Company was incorporated in Delaware in 1984. The Company was acquired by Stanley Holding Corporation, a Delaware corporation ("Holding"), in a leveraged buy out in January 1989. Holding was owned 60% by the ML-Lee Acquisition Fund, L.P. (the "Lee Fund"), 20% by affiliates of the Thomas H. Lee Company (the "Lee Company") and 20% by certain members of the Company's management. The Lee Fund and affiliates of the Lee Company had no relationship with the Company prior to the leveraged buy out transaction.

     In November 1992, the Company completed a comprehensive financial restructuring which included (i) the exchange of $21.4 million in outstanding principal amount of 14% subordinated notes of the Company due 1998 and held by the Lee Fund into common stock, $.02 par value of the Company, and (ii) a merger which resulted in the conversion into common stock of certain preferred stock held by the Lee Fund, affiliates of the Lee Company, certain members of the Company's management, and certain unaffiliated stockholders. As a result of this restructuring, the Company was the sole surviving corporation and the only outstanding class of the Company's capital stock was common stock. The Lee Fund, certain affiliates of the Lee Company and members of management owned approximately 95% of the outstanding common stock after the financial restructuring.

     In July 1993, the Company completed a public offering of 1,725,000 shares of its common stock at $8.50 per share. The net proceeds of $13.1 million were used to reduce debt. In connection with the offering, the Company's Board of Directors authorized a one-for-two reverse stock split, effective July 1, 1993. Approximately 61% of the Company's common stock was owned by the Lee Fund, certain affiliates of the Thomas H. Lee Company, and management after the public offering.

     In connection with the financial restructuring, the Company pursued an operating restructuring consisting of (i) the closing of the Waynesboro, Virginia facility in 1992 to eliminate excess capacity, and (ii) the proposed sale of the Norman's of Salisbury Division ("Norman's"). In June 1994, the Company ceased operations at Norman's, and recorded an additional loss provision. See "Discontinued Operations".

Strategy

     The Company's marketing strategy is to penetrate all available distribution channels compatible with its price niche and to be a single-source provider by offering a broad range of product lines and styles. Product lines include bedroom, dining room, youth, occasional furniture, and the new upholstery line. The Company's product styling mix reflects current consumer preferences and covers all major design categories within its price niche. The Company's operating strategy is based upon providing superior quality, quick delivery, style and value. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's sales.

     The Company believes its strategy of penetrating all available distribution channels compatible with its price niche provides it with flexibility to adapt to market changes. The Company utilized its distribution network to introduce occasional furniture products (living room tables, wall units and desks) in the Fall of 1989, and has increased sales of these products to approximately $22 million for 1994. The Company is currently utilizing this distribution network to introduce its new upholstery line. There can be no assurance that the introduction of the upholstery line will result in increased sales.

     The Company believes that its operating strategy provides its customers with a competitive advantage. In order to respond to demand for shorter lead times and improved quality, the Company implemented a redesigned manufacturing process in 1991 to produce smaller, more frequent and cost effective production runs. As a result, the Company achieved its goal of shipping customer orders in three weeks on average during 1994, and average finished goods inventory turns have improved to 6.6 times in 1994 from 4.5 times in 1990. In addition, management believes this operating strategy has helped to improve product quality. Quick delivery and high quality reduce the retailer's inventory investment while minimizing the retailer's re-delivery costs and price markdowns. The Company uses the marketing theme, "We Just Look Expensive," because it believes that the design, quality, and style of its furniture compare favorably with more premium-priced products.

Products and Style

     The Company's broad range of product lines and styles provide retailers a single source for the purchase of upper-medium priced wood furniture. The Company's strategy is to expand its production of upholstered furniture products to provide retailers a single source for the purchase of complete residential furniture collections.

     The range of product lines and number of designs for wood products currently marketed by the Company is set forth in the following table.


                                                  Number of Designs

   Bedroom                                                27
   Dining room                                            28
   Youth bedroom                                          18
   Occasional:
      Living room tables                                  22
      Wall systems                                        13
      Home Office                                          3


     The Company's product styling mix reflects current consumer preferences and covers all major design categories within its upper-medium price niche including European traditional, contemporary/transitional, 18th century, country/nostalgia and mission/shaker designs.

     Upholstered furniture products were introduced as part of the Saturday Evening Post/Norman Rockwell Home Furnishings Collection in the Fall of 1994, and consist mainly of sofas, sleepers, love seats and chairs. The Company adapted some of Norman Rockwell's best-known illustrations to upholstery fabric and offers approximately 55 fabric selections.

Marketing and Sales

     The Company has developed a diverse and extensive nationwide customer base which the Company believes provides it with flexibility to adapt to market changes. The Company sells its furniture products through approximately 60 independent sales representatives to independent furniture retailers; national accounts such as Sears and J.C. Penney; national and regional chain stores such as Homestead House, Huffman-Koos, Robb & Stucky and R
C Willey; major department stores such as Dillards and Federated Department Stores, and international customers. The Company currently has approximately 3,700 active customers.

     In marketing its products to independent retailers, the Company utilizes a promotional incentive sales program, the "Stanley Preferred Retailer". This program is designed to encourage the independent retailer to commit retail floor space to the Company's products. The program is designed to be flexible and is adapted into the marketing plans of retailers by accommodating geographic, style and promotional preferences. To participate, a retailer must commit a specified amount of floor space to the Company's products and achieve a specified sales volume.

     The general marketing practice followed in the furniture industry is to exhibit products at international and regional furniture markets. In the Spring and Fall of each year, an eight-day furniture market is held in High Point, North Carolina, which is regarded by the industry as the international market, attracting buyers from the United States and abroad. The Company maintains showroom space at the High Point market and in the San Francisco regional market. The Company is currently expanding the High Point space to accommodate it's new upholstery line.

     No single customer accounted for more than 10% of the Company's sales in 1994. No material part of the Company's business is dependent upon a single customer, the loss of which would have a material effect on the business of the Company. The loss of several of the Company's major customers could have a material effect on the business of the Company. There are no significant seasonal aspects to the Company's business.

Product Design and Development

     The Company's marketing personnel begin the design process by identifying marketing needs to be fulfilled and conceptualizing product ideas, generally consisting of a group of related furniture pieces. A variety of sketches is then produced, usually by Company designers, from which prototype furniture pieces are prepared in consultation with marketing personnel, selected dealers and sales representatives. The Company's engineering department then further processes the prototype in preparation for actual full-scale manufacture. Consistent with industry practice, the Company designs and develops new product groups each year, replacing collections or items which are discontinued.

Manufacturing

     The Company's manufacturing operations complement its marketing strategy by emphasizing superior quality and quick delivery. In 1991, the Company implemented a redesigned manufacturing process to produce smaller, more frequent and cost effective runs by identifying and eliminating manufacturing bottlenecks and waste, employing statistical process control, establishing cellular manufacturing and improving relationships with suppliers. In addition, a key element of the Company's current manufacturing process is to involve all Company personnel, from hourly associates to management, in the improvement of the manufacturing process by encouraging and responding to suggested methods to improve quality and reduce manufacturing lead times.

     The Company operates manufacturing facilities in North
Carolina and Virginia consisting of an aggregate of approximately
3.0 million square feet. The Company considers its present equipment to be generally modern, adequate and well maintained.

Raw Materials

     The principal materials used by the Company in manufacturing its products include lumber, veneers, plywood, particle board, hardware, glue, finishing materials, glass products, laminates, fabrics, metals, frames for upholstered products, filling and cushioning materials. The Company uses a variety of species of lumber, including cherry, oak, ash, poplar, pine, maple, pecan, and mahogany. The Company's five largest suppliers accounted for approximately 24% of its purchases in 1994. The Company believes that its sources of supply for these materials are adequate and that it is not dependent on any one supplier. In addition, the furniture industry has experienced increased prices for lumber during the past several years, the most significant raw material used by the Company. While the industry has historically increased prices to reflect such increased costs, there can be no assurance that, if the trend in lumber prices continues, market and competitive pressures will permit the Company or its competitors to increase the prices for their products.

Backlog

     The Company schedules furniture production of its various groups based upon actual or anticipated orders. The Company, and the furniture industry, generally honor cancellation of orders prior to shipment, although cancellations generally decrease as demand increases. The Company's backlog of unshipped orders was $17.4 million, $26.6 million, and $22.9 million at December 31, 1994, 1993, and 1992, respectively. The Company's manufacturing process is intended to reduce backlog and to fill orders through manufacturing rather than inventory. Therefore, management believes that the size of its backlog is not necessarily indicative of its operations.

Competition

     The furniture market is highly competitive and includes a large number of manufacturers, both domestic and foreign. The markets in which the Company competes include a large number of relatively small manufacturers; however, certain of the Company's competitors have greater sales volumes and greater financial resources than the Company. While competition occurs principally in the areas of style, quality, service, design and price, the Company believes that its operating strategy, its long-standing relationships with its customers, its consistent support of existing product lines over time and its management experience are competitive advantages.

Associates

     At December 31, 1994, the Company employed approximately 2,900 associates. None of the Company's associates are represented by a labor union. The Company considers its relations with its associates to be good.

Patents and Trademarks

     The trade names of the Company represent many years of continued business, and the Company believes such names are well recognized and associated with quality in the furniture industry. The Company owns a number of patents, trademarks, and licenses, none of which is considered to be material to the Company.

Environmental Regulation

     The Company is regulated under several federal, state and local environmental laws and regulations concerning air emissions, water discharges and management of solid and hazardous waste. Management believes that the Company is in material compliance with applicable federal, state and local environmental regulations. Compliance with these regulations has not in the past had any material effect on the Company's earnings, capital expenditures or competitive position; however, the effect of such compliance in the future cannot be determined.

     Regulations currently being issued under the Clean Air Act Amendments of 1990 may require the Company to reformulate certain furniture finishes or institute process changes to reduce emissions of volatile organic compounds. The furniture industry and its suppliers are attempting to develop water-based and other forms of compliant finishing materials to replace commonly-used organic-based finishes which are a major source of regulated emissions.
The Company cannot at this time estimate the impact of these new standards on the Company's operations and future capital expenditure requirements, or the cost of compliance.

Discontinued Operations

     In June 1994, the Company ceased operations at Norman's. The Company recorded a $2.8 million ($4.5 million pretax) additional loss provision in 1994 representing costs associated with the closing and liquidation of the operation, which was completed by December 31, 1994. Currently, a portion of the Norman's facilities is being subleased on a short-term basis and a portion is being utilized in the production of upholstered furniture products.

Item 2.    Properties

     Set forth below is certain information with respect to the Company's principal properties. The Company believes that all these properties are well maintained and in good condition. The Company believes its manufacturing facilities are being efficiently utilized and that it could increase production at its facilities if required by customer demand. Each facility is focused on specific product lines to optimize efficiency. The Company estimates that its facilities are presently operating at approximately 90% of capacity, principally on a one-shift basis. All Company plants are equipped with automatic sprinkler systems and modern fire protection equipment. Management believes that the Company's sprinkler systems and fire protection equipment are adequate. All facilities set forth below are active and operational.

                                Approximate  Owned          Lease
                               Facility Size   or         Expiration
   Location      Primary Use   (Square Feet) Leased          Date


Stanleytown, VA  Manufacturing   1,660,000   Leased   October 14, 1999(1)
Stanleytown, VA  Sales and
                 Executive Offices  61,000   Leased   October 14, 1999(1)
West End, NC     Manufacturing     470,000   Leased   October 14, 1999(1)
West End, NC     Lumber Yard                 Leased   May 31, 2007
Lexington, NC    Manufacturing(2)  635,000   Owned
Robbinsville, NC Manufacturing     540,000   Owned
Salisbury, NC    Manufacturing(3)   16,254   Leased   April 30, 2000(4)


(1) The Company has the right to renew this lease for two five-year options through October 14, 2009 and to purchase the property at any time at its fair market value.
(2) This facility includes approximately 350,000 square feet of warehouse space.
(3) The Company has an additional 92,869 square feet which is currently subleased. This was the principal facility of Norman's.
(4) The Company has the right to purchase the property at any time at its fair market value.

     The Company also leases and maintains approximately 60,000 square feet (8,000 square feet is subleased) of showroom space in High Point, North Carolina and 7,000 square feet of showroom space in San Francisco, California.

Item 3.    Legal Proceedings

     None.

Item 4.    Submission of Matters to a Vote of Security Holders

     None.

           Executive Officers of the Registrant

     The executive officers of the Company are:

          Name               Age             Position

Albert L. Prillaman           49       Chairman, President and
                                       Chief Executive Officer
                                       and Director

Lawrence E. Webb, Jr.         46       Executive Vice President,
                                       Chief Operating Officer
                                       and Director

C. William Cubberley, Jr.     54       Vice President-Sales and
                                       Marketing

Douglas I. Payne              37       Vice President of Finance,
                                       Treasurer and Secretary

Bobby I. Hodges               57       Vice President-
                                       Manufacturing

William A. Sibbick            38       Vice President-Product
                                       Development

     Albert L. Prillaman has been a Director of the Company since March 1986, President and Chief Executive Officer of the Company since December 1985 and Chairman of the Board of Directors since September 1988. Prior thereto, Mr. Prillaman had served as a Vice President of the Company and President of the Stanley Furniture division of the Company's predecessor since 1983, and in various executive and other capacities with predecessors of the Stanley Furniture division of the Company since 1969.

     Lawrence E. Webb, Jr. has been a Director of the Company since June 1986 and Executive Vice President of the Company and its predecessor since July 1983 and Chief Operating Officer since
December 1990.

     C. William Cubberley, Jr. has been a Vice President of the Company since December 1990 and Senior Vice President-Sales and Marketing of the Stanley Furniture division since October 1988. Mr. Cubberley was Senior Vice President-Sales of the Stanley Furniture division from January 1986 to October 1988.

     Douglas I. Payne has been Vice President of Finance and Treasurer of the Company since September 1993, was Vice President-Treasurer of the Company from December 1989 to September 1993, was Treasurer of the Company from June 1986 to December 1989 and was Assistant Treasurer of the Company from August 1985 to June 1986. Mr. Payne has been Secretary of the Company since September 1988.

     Bobby I. Hodges has been Vice President since June 1993. He was Senior Vice President-Manufacturing of the Stanley Furniture division from January 1986 until June 1993. He was Vice President-Manufacturing of the Stanley Furniture division from December 1983 until January 1986. Prior to that time, Mr. Hodges was employed by the Company in various positions related to manufacturing management.

     William A. Sibbick has been Vice President-Product Development since June 1993. He was Vice President-Senior Product Manager of the Stanley Furniture division from January 1992 until June 1993. Prior to that time, he had been Vice President-Product Manager since his employment in March 1989.

                                  PART II

Item 5.     Market for Registrant's Common Equity and Related
            Shareholders Matters

     The Company's common stock is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market under the symbol STLY. The common stock began trading on the over-the-counter market on November 10, 1992 and began trading on the NASDAQ National Market on July 1, 1993. The table below sets forth the high and low bid quotations per share until June 30, 1993, and thereafter the high and low sales prices per share as reported by the NASDAQ National Market.

                                                 High      Low

1994

First Quarter.........................            16        13
Second Quarter........................            15        11
Third Quarter.........................            12 1/2     9
Fourth Quarter........................            10 3/4     9 3/4

1993

First Quarter..........................           10         8
Second Quarter.........................           10         9 1/2
Third Quarter..........................            9 3/4     8 1/2
Fourth Quarter.........................           14         9

     The quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. As of January 27, 1995, there were approximately 424 shareholders of record. The Company has not paid any cash dividends and is prohibited from doing so under its bank credit facility.

Item 6.     Selected Financial Data

     The selected financial data for the five years in the period ended December 31, 1994 are derived from the Company's financial statements, which have been audited by Coopers & Lybrand L.L.P. The selected financial data should be read in conjunction with the Financial Statements including the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein.

                      Stanley Furniture Company, Inc.
                          Selected Financial Data
                   (In thousands, except per share data)

                                  1994     1993     1992     1991     1990
Operating Results:

Net sales.......................$184,342 $167,091 $166,501 $144,169 $153,050
Cost of sales:
  From products sold............ 148,453  134,972  132,984  121,027  119,672
  Business interruption
    insurance (1)...............           (5,036)

      Gross profit..............  35,889   37,155   33,517   23,142   33,378

Selling, general and admin-
  istrative expenses............  26,483   25,976   25,117   22,877   24,035

Restructuring charge
  (credit)(2)...................                    (2,078)  14,051
    Operating income (loss).....   9,406   11,179   10,478  (13,786)   9,343
Other expense, net..............     444    1,346      686    1,252    1,175

Gain on insurance settlement (3)  (2,379)  (2,186)
Interest expense................   2,969    3,048    7,058    8,581   10,159

  Income (loss) from continu-
    ing operations before
    income taxes................   8,372    8,971    2,734  (23,619)  (1,991)

Income tax provision (benefit)..   3,256    3,691    1,053   (9,088)    (975)

 Income (loss) from continu-
    ing operations(4)...........$  5,116 $  5,280 $  1,681 $(14,531)$ (1,016)
Income from continuing
  operations per common share(4)$   1.08 $   1.39 $    .56

Weighted average number of
  shares (5) (6)................   4,725    3,792    2,996

Financial Position:

Inventories.....................$ 39,905 $ 37,684 $ 33,343 $ 34,355 $ 44,531
Working capital.................  42,912   40,833   34,650   25,396   41,684
Total assets.................... 124,519  124,859  114,302  113,724  133,135
Long-term debt..................  33,395   32,022   46,543   41,221   48,723
Subordinated notes payable to
  majority stockholder (5)......                             20,000   30,000

Mandatorily redeemable pre-
  ferred stock (5)..............                             12,662   11,359

Preferred stock (5).............                             15,023
Common stockholders' equity
  (5) (6) (7)...................  50,830   47,204   29,959  (18,748)     697

(1) In 1993, the Company recorded $5.0 million of business interruption insurance replacing the gross profit on lost sales due to the fire which occurred on February 12, 1993 at its Stanleytown, Virginia facility. See
Note 3 of the Notes to Financial Statements.

(2) In 1991, the Company recorded pretax charges of $14.1 million in anticipation of the closing of the Waynesboro, Virginia facility to eliminate excess capacity and the transfer of certain product lines to other manufacturing facilities. Operating income for 1992 includes a restructuring credit of $2.1 million from lower than anticipated costs of closing the Waynesboro facility in June 1992. See Note 5 of the Notes to Financial Statements.

(3) In 1994, the Company recorded a pretax gain of $2.4 million as part of the final insurance settlement. Also, in 1993 a $2.2 million pretax gain was recorded since proceeds exceeded the book value of leasehold improvements and equipment destroyed in the fire.

(4) Income from continuing operations before insurance related gains was $3.7 million (77 cents per share) in 1994, compared to $4.3 million (90 cents per share) on a proforma basis in 1993.

(5) In November 1992, the Company completed a financial restructuring which resulted in the exchange of certain long-term debt and preferred stock for common stock. See Note 1 of the Notes to Financial Statements.

(6) In July 1993, the Company completed a public offering of 1,725,000 shares of common stock at $8.50 per share. The net proceeds of $13.1 million were used to reduce debt. See Note 9 of the Notes to Financial Statements.

(7) No dividends have been paid on common stock during any of the years presented.

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

     The following discussion should be read in conjunction with the Selected Financial Data and the Financial Statements and Notes thereto contained elsewhere herein.

General

     The Company has operated under a strategy designed to focus on customer service by providing improved quality and shorter lead times from initial customer order until delivery of the merchandise. This strategy was implemented through the combination of reduced batch sizes and reduced set-up times and an improved manufacturing logistical system. The Company believes that its operating strategy has resulted in increased revenues due to higher quality and customer satisfaction, and a more efficient utilization of its manufacturing capacity. As a part of the operating strategy, inventory levels were reduced from historical levels.

     In November 1992, the Company completed a comprehensive financial restructuring which reduced indebtedness and interest expense in order to provide the Company with sufficient financial flexibility to operate its business.

     On February 12, 1993, a fire damaged a portion of the Stanleytown, Virginia manufacturing complex, representing approximately 12% of the Company's total manufacturing facilities. Reconstruction of the damaged facility was completed in November 1993 and normal production resumed in January 1994. Because of the Company's insurance coverage, the fire did not have a material adverse impact on the financial condition of the Company, although 1993 net sales were adversely affected.

Results of Operations

1994 Compared to 1993

     Net sales increased $17.3 million, or 10.3%, from 1993 levels due principally to higher average selling prices and higher unit volume. Lower unit volume in the 1993 period was due principally to the disruption in production caused by the 1993 fire.

     Gross profit margin decreased to 19.5% from 22.2% in 1993, representing a $1.3 million decrease in gross profit. The higher gross profit percentage for 1993 was due principally to the recognition of $5.0 million of business interruption insurance without the related sales revenue. This $5.0 million represented the estimated settlement proceeds for gross profits lost and other direct costs related to lost sales from the Stanleytown fire. Gross profit margin for 1994 was negatively affected by startup expenses related to the introduction of upholstered furniture.

     Selling, general and administrative expenses as a percentage of net sales was 14.4% and 15.5% for 1994 and 1993, respectively. The lower percentage was due principally to an increase in net sales and containment of cost. The lower percentage for 1994 was partially offset by upholstery startup expenses.

     As a result of the above, operating income decreased to $9.4 million from $11.2 million. Operating income was reduced by upholstery startup costs of approximately $1.0 million in 1994. Operating income as a percentage of net sales decreased to 5.1% from 6.7% in 1993.

     In 1994, the Company reached a final insurance settlement on the 1993 fire and recorded a pretax gain of $2.4 million.

     Interest expense approximated the 1993 period due principally to lower average debt levels, which was offset by higher interest rates.

     The Company's effective income tax rate decreased to 39% from 41% in 1993. The higher 1993 rate was due principally to the effect of the 1% federal statutory rate increase on the prior years' deferred tax balances.

1993 Compared to 1992

     Net sales increased .4% from 1992 levels. Overall unit volume declined due principally to the phase out of the hotel/motel market segment. Sales in this product line declined from $8.0 million in 1992 to $1.3 million in 1993. Unit volume was also adversely affected due to the disruption of production following the Stanleytown fire. Higher average selling prices offset the lower unit volume. Sales of residential furniture products increased 4.6% from 1992.

     The gross profit margin increased to 22.2% from 20.1% in 1992, representing a $3.6 million increase in gross profit. The increase in the margin percentage is due principally to $5.0 million of business interruption insurance without the related sales revenue.

     Margins were also negatively affected by higher raw material costs, principally lumber. As a result of competitive pressures, not all of these cost increases were passed on to customers. However, cost reductions and productivity gains diminished the potential unfavorable impact of these raw material cost increases on gross profit.

     Selling, general and administrative expenses increased 3.4% to $26.0 million from $25.1 million in 1992. Increases were due primarily to higher salaries and benefits, and consulting costs related to the fire insurance claim.

     As a result of the above, operating income increased to $11.2 million from $8.4 million (before the 1992 restructuring credit), an increase of 33%. The restructuring credit of $2.1 million in 1992 resulted from lower than anticipated costs of closing the Waynesboro, Virginia production facility in June 1992.

     In 1993, the Company recorded a $2.2 million pretax gain from insurance since proceeds exceeded the book value of leasehold improvements and equipment destroyed in the 1993 fire.

     Other expense, net, increased to $1.3 million from $686,000 in 1992 due principally to the amortization of deferred financing fees related to borrowing arrangements that were refinanced.

     Interest expense decreased $4.0 million from 1992 due principally to lower interest rates after the expiration of the LIBOR-based interest rate collar agreement in January 1993; and, lower debt levels resulting from the November 1992 restructuring and the July 1993 public offering.

     The Company's effective income tax rate increased to 41.0% compared to 38.5% in 1992. This was due principally to the effect of the 1% federal statutory rate increase on prior years' deferred tax balances.

Financial Condition, Liquidity and Capital Resources

     In February 1994, the Company completed the private placement of $30.0 million of 7.28% senior notes due 2004 and the refinancing of its revolving credit facility. The proceeds from the senior notes were used to repay the existing term note and a portion of the revolving credit facility. Long-term debt outstanding at December 31, 1994 was $33.4 million. Debt service requirements will be $3.2 million in 1996, $161,000 in 1997 and $4.3 million in each of the years 1998 through 2004. As of December 31, 1994, approximately $17 million of additional borrowings were available under the revolving credit facility. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

     During 1994, cash generated from operations of $4.1 million and net borrowings of $1.2 million were used to fund capital expenditures. The decrease in cash generated from operations was due principally to higher tax payments of $4.4 million compared to $321,000 in 1993. Tax payments were lower in 1993 due principally to the utilization of net operating loss carryforwards.

     Cash generated from operations in 1993 of $6.5 million was used to fund capital expenditures and to reduce borrowings under the senior credit facility.

     Operating cash flows in both 1994 and 1993 include proceeds of $4.6 and $23.2 million, respectively, received from insurance in connection with the fire. Cash paid to suppliers in 1994 and 1993 include costs of $2.7 million and $25.2 million, respectively, incurred in connection with the fire. Excluding the effect of the fire, cash was required in the 1994 period to support higher accounts receivable requirements reflecting higher sales levels, higher payments to suppliers and employees as a result of higher production levels and higher tax payments. These higher payments in the 1994 period were partially offset by lower interest payments due principally to lower debt levels. Excluding the cash flow impact from the fire, cash provided by operating activities improved $12.1 million in 1993 principally from higher customer receipts, lower payments for the restructuring program and lower interest payments. In 1992, proceeds from the revolving credit facility were used in operating activities due primarily to paying $3.4 million for restructuring costs incurred in 1991.

     Net cash used by investing activities was $5.2 million in 1994 compared to $4.3 million and $3.1 million in 1993 and 1992, respectively. Expenditures in the 1994 period include the purchase of equipment and other capital expenditures for the new upholstery operation of approximately $727,000. Except for fire related expenditures in 1993 which were reimbursed by insurance, expenditures in each year were primarily for plant and equipment, and other assets in the normal course of business.

     Net cash provided by financing activities was $1.2 million in 1994 compared to net cash used by financing activities of $2.7 million in 1993 and cash provided by financing activities of $7.1 million in 1992. Cash provided by financing activities in the 1994 period was used to fund capital expenditures. In 1993, cash provided by the public offering ($13.1 million) and from operations enabled the Company to redeem $3.1 million of outstanding senior subordinated debentures and to reduce borrowings under the senior credit facility by $12.8 million. In 1992, net borrowings on the revolving credit facility increased by $7.4 million and proceeds from insurance policy loans were $1.1 million. Repayments of long-term debt were $990,000 and fees paid in connection with the restructuring were $439,000.

Discontinued Operations

     In June 1994, the Company ceased operations at Norman's. The Company recorded a $2.8 million ($4.5 million pretax) additional loss provision in 1994 representing costs associated with the closing and liquidation of the operation, which was completed by
December 31, 1994.   Currently, a portion of the Norman's
facilities is being subleased on a short-term basis and a portion is being utilized in the production of upholstered furniture products.

Item 8.   Financial Statements and Supplementary Data

     The financial statements and schedule listed in Items 14(a)(1) and (a)(2) hereof are incorporated herein by reference and are filed as part of this report.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     Not applicable.

                                 PART III

     In accordance with general instruction G(3) of Form 10-K, the information called for by items 10, 11, 12, and 13 of Part III is incorporated by reference to the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders scheduled for April 20, 1995, except for information concerning the executive officers of the registrant which is included in Part I of this report under the caption "Executive Officers of the Registrant."

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on
          Form 8-K

(a)  Documents filed as a part of this Report:

(1) The following financial statements are included in this report on Form 10-K:

     Report of Independent Accountants

     Balance Sheets - as of December 31, 1994 and 1993

     Statements of Income - for each of the three years in the period ended December 31, 1994

     Statement of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 1994

     Statements of Cash Flows - for each of the three years in the period ended December 31, 1994

     Notes to Financial Statements


(2)  Financial Statement Schedule:

     Schedule VIII - Valuation of Qualifying Accounts - for each of the three years in the period ended December 31, 1994

(b) The following reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report:

     None.

(c)   Exhibits:

 2.1 Agreement and Plan of Merger dated as of July 24, 1992 by and among the Registrant, Stanley Holding Corporation, Stanley Acquisition Corporation, the ML-Lee Acquisition Fund (Retirement Accounts) II, L.P., and the persons listed on Schedules I and II thereto (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 No. 33-50050).

 3.1  The Certificate of Incorporation of the Registrant
      (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, No. 33-7300).

 3.2 The By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on
      Form S-1, No. 33-7300).

 3.3  Amendment adopted March 21, 1988 to the By-laws of the
      Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1987).

 3.4  Amendments adopted February 8, 1993 to the By-laws of the
      Registrant (incorporated by reference to Exhibit 3.4 to the Registrant's Registration Statement on Form S-1 No. 33-
      57432).

 3.5 Certificate of Stock Designation dated May 1, 1991 of the Registrant as modified by an Amendment to Certificate of Designation dated May 31, 1991 (incorporated by reference to
      Exhibit 3.6 to the Registrant's Form 10-K for the year ended December 31, 1991).

 3.6  Certificate of Merger dated as of November 9, 1992
      (incorporated by reference to Exhibit 3.6 to the Registrant's Statement on Form S-1 No. 33-57432).

 3.7  Certificate of Amendment dated June 30, 1993.(1)

 4.1  The Certificate of Incorporation and By-laws of the
      Registrant as currently in effect incorporated by reference as Exhibits 3.1 through 3.7 (incorporated by reference to

(1) Filed herewith

      Exhibit 4.2 to the Registrant's Registration Statement on
      Form S-1 No. 33-57432).

 4.2 Registration Rights Agreement dated as of November 9, 1992 by and among the Registrant, ML-Lee Acquisition Fund, L.P., ML - Lee Acquisition Fund II, L.P., ML-Lee Acquisition Fund (Retirement Accounts) II, L.P., Lee Stockholders (as defined therein) and Management Stockholders (as defined therein) (incorporated by reference to Exhibit 4.3 to the Registrant's Statement on Form S-1 No. 33-57432).

 4.3  Form of Indenture (including the Form of the Debenture)
      (incorporated by reference to Exhibit 4 to the Registrant's
      Registration Statement on Form S-1, No. 33-12746).

 4.4  First Supplemental Indenture dated as of January 17, 1989
      (incorporated by reference to Exhibit 4.2 to the Registrant's Form 10-K for the year ended December 31, 1988).

 4.5  Second Supplemental Indenture dated as of November 9, 1992
      (incorporated by reference to Exhibit 4.5 to the Registrant's Form 10-K for the year ended December 31, 1993).

 4.6 Note Agreement dated February 15, 1994 between the Registrant and the Prudential Insurance Company of America.
      (incorporated by reference to Exhibit 4.6 to the Registrant's Form 10-K for the year ended December 31, 1993).

10.1  Employment Agreement made as of January 1, 1991 between
      Albert L. Prillaman and the Company (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-K for the year ended December 31, 1991).(2)

10.2  Employment Agreement made as of January 1, 1991 between
      Lawrence E. Webb, Jr. and the Company (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-K for the year ended December 31, 1991).(2)

10.3 Lease dated October 15, 1979 between SIC and The Mead Corporation ("Mead"), as amended (the "Mead Lease") (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1, No. 33-
      7300).

10.4 Lease dated May 1, 1970 between E. E. Lampert, Trustee under the Will of R. W. Norman, as lessor, and R. W. Norman
      Company, Inc.,  as  lessee,  as amended (the "Norman Lease")

(2) Management contract or compensatory plan

      (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1, No. 33-
      7300).

10.5  Lease dated February 23, 1987 between SIC Corporation and
      Southern Furniture Exposition Building, Inc. d/b/a Southern
      Furniture Market Center (incorporated by reference to Exhibit
      10.10 to the Registrant's Form 10-K for the year ended
      December 31, 1987).

10.6  Lease dated June 30, 1987 between A. Allan McDonald,
      Virginia Cary McDonald, C. R. McDonald, Dorothy V. McDonald, and Lillian S. McDonald, as lessor, and SIC, as lessee
      (incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-K for the year ended December 31, 1987).

10.7 The Stanley Retirement Plan, as restated effective January 1, 1989, adopted December 15, 1993. (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K for the year ended December 31, 1993).(2)

10.8  Supplemental Retirement Plan of Stanley Furniture Company,
      Inc. as restated effective January 1, 1993. (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-K for the year ended December 31, 1993).(2)

10.9  Stanley Interiors Corporation Deferred Compensation Capital
      Enhancement Plan effective January 1, 1986 (incorporated by reference to Exhibit 10.12 to the Registrant's Registration
      Statement on Form S-1, No. 33-7300).(2)

10.10 Stanley Furniture Company, Inc. Associates' Savings and Protection Plan, as amended and restated effective January 1, 1993. (incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-K for the year ended December 31,
      1993).(2)

10.11 Management Agreement with Thomas H. Lee Company entered into September 29, 1988 by and among the Registrant, as successor to Interiors Acquisition Corporation, Stanley Holding Corporation, Stanley Acquisition Corporation and Thomas H. Lee Company (incorporated by reference to Exhibit (c)(9) to the Registrant's Rule 13e-3 Transaction Statement filed October 14, 1988).

10.12 Lease dated June 20, 1990 by and among Security Bank and
      Trust Company, Substitute Trustee under the Will of R. W.
      Norman, as lessor, and Stanley Interiors Corporation, as

(2) Management contract or compensatory plan

      lessee (the "Norman Lease") (incorporated by reference to Exhibit 10.34 to the Registrant's Form 10-K for the year ended December 31, 1990).

10.13 Employment Agreement made as of January 1, 1991 between
      William Cubberley, Jr. and the Registrant (incorporated by reference to Exhibit 10.42 to the Registrant's Form 10-K for the year ended December 31, 1991).(2)

10.14 Split Dollar Insurance Agreement dated as of March 21, 1991 between Albert L. Prillaman and the Registrant (incorporated by reference to Exhibit 10.43 to the Registrant's Form 10-K for the year ended December 31, 1991).(2)

10.15 Split Dollar Insurance Agreement dated as of March 31, 1991 between Lawrence E. Webb, Jr. and the Registrant
      (incorporated by reference to Exhibit 10.44 to the Registrant's Form 10-K for the year ended December 31,
      1991).(2)

10.17 Second Amended and Restated Revolving Credit Facility and Term Loan Agreement dated February 15, 1994 between the Registrant, National Canada Finance Corp., and the National Bank of Canada 10.181992 Stock Option Plan (incorporated by reference to Registrant's Registration Statement on Form S-8, No. 33-58396).

10.18 1994 Stock Option Plan.(1)(2)

10.19 1994 Executive Loan Plan.(1)(2)

10.20 Loan and Stock Purchase Agreement dated as of December 2,
      1994 by Albert L. Prillaman.(1)(2)

10.21 Loan and Stock Purchase Agreement dated as of December 2,
      1994 by Lawrence E. Webb, Jr.(1)(2)

10.22 First Amendment dated July 1, 1993 to Mead Lease.(1)

   11 Schedule of Computation of Earnings Per Share.(1)

   21 Listing of Subsidiaries:

      Charter Stanley Foreign Sales Corporation, a United States
      Virgin Islands Corporation.

   24 Consent of Coopers & Lybrand L.L.P.(1)

   27 Financial Data Schedule.(1)

(1) Filed herewith
(2) Management contract or compensatory plan

                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      STANLEY FURNITURE COMPANY, INC.

February 15, 1995             By:  /s/ Albert L. Prillaman
                                   Albert L. Prillaman
                                   President, Chief Executive
                                   Officer, and Chairman of the
                                   Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                   Title                 Date

/s/ Albert L. Prillaman     President, Chief    February 15, 1995
(Albert L. Prillaman)       Executive Officer,
                            Chairman of the
                            Board, and Director
                            (Principal Executive
                            Officer)


/s/ Lawrence E. Webb, Jr.   Executive Vice      February 15, 1995
(Lawrence E. Webb, Jr.)     President, Chief
                            Operating Officer,
                            and Director

/s/ Douglas I.Payne         Vice President of   February 15, 1995
(Douglas I. Payne)          Finance, Treasurer
                            and Secretary
                            (Principal Financial
                            and Accounting
                            Officer)

/s/ David V. Harkins        Director            February 15, 1995
(David V. Harkins)


/s/ C. Hunter Boll          Director            February 15, 1995
(C. Hunter Boll)


/s/ Edward J. Mack          Director            February 15, 1995
(Edward J. Mack)

                      STANLEY FURNITURE COMPANY, INC.
                        ANNUAL REPORT ON FORM 10-K
                INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                   FOR THE YEAR ENDED DECEMBER 31, 1994



Financial Statements                                        Page

Report of Independent Accountants.........................  F- 2

Balance Sheets as of December 31, 1994 and 1993...........  F- 3

Statements of Income for each of the three years
  in the period ended December 31, 1994...................  F- 5

Statement of Changes in Stockholders' Equity for each
  of the three years in the period ended
  December 31, 1994......................................   F- 6

Statements of Cash Flows for each of the three years
  in the period ended December 31, 1994...................  F- 7

Notes to Financial Statements.............................  F- 8


Financial Statement Schedule

Schedule VIII - Valuation and Qualifying Accounts for
  each of the three years in the period ended
  December 31, 1994.......................................  S- 1

To The Board of Directors and Shareholders Of
Stanley Furniture Company, Inc.


We have audited the financial statements and financial statement schedule of Stanley Furniture Company, Inc. as listed in the index to financial statements and schedule on page F-1. These financial statements are the responsibility of the management of Stanley Furniture Company, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stanley Furniture Company, Inc. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 10 of the Notes to Financial Statements, effective as of the beginning of 1993, the Company changed its method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106.









Richmond, Virginia
January 31, 1995

                      STANLEY FURNITURE COMPANY, INC.
                              BALANCE SHEETS
                     (In thousands, except share data)



                                           December 31,
                                       1994            1993


ASSETS

Current assets:
  Cash...........................    $    301       $    200
  Accounts receivable, less
    allowances of $933 and $827..      23,760         22,749
  Inventories:
    Finished goods...............      20,893         17,398
    Work-in-process..............       5,957          6,076
    Raw materials................      13,055         14,210
                                       39,905         37,684
  Prepaid expenses and other
    current assets...............       1,446            554
  Insurance claim receivable.....                      1,966
  Deferred income taxes..........       2,003          3,229
  Net assets of discontinued
    operations...................                      1,994
      Total current assets.......      67,415         68,376

Property, plant and equipment, at
  cost...........................      64,827         60,211
    Less accumulated depreciation      20,049         16,277
                                       44,778         43,934

Excess of cost over fair value
  of net assets acquired, less
  accumulated amortization of
  $2,016 and $1,680..............      11,424         11,760
Other assets.....................         902            789

                                     $124,519       $124,859








                The accompanying notes are an integral part
                       of the financial statements.

                      STANLEY FURNITURE COMPANY, INC.
                        BALANCE SHEETS (CONTINUED)
                     (In thousands, except share data)



                                           December 31,
                                       1994           1993



LIABILITIES

Current liabilities:
  Current maturities of long-
    term debt....................                   $    625
  Accounts payable...............    $ 14,659         15,411
  Accrued salaries, wages and
    benefits.....................       7,119          8,183
  Other accrued expenses.........       2,725          3,324
    Total current liabilities....      24,503         27,543

Long-term debt, exclusive of
  current maturities.............      33,395         32,022
Deferred income taxes............      11,541         12,828
Other long-term liabilities......       4,250          5,262
  Total liabilities..............      73,689         77,655

STOCKHOLDERS' EQUITY

Common stock, $.02 par value,
  10,000,000 shares authorized,
  4,726,550 and 4,721,438 shares
  issued and outstanding.........          94             94
Capital in excess of par value...      64,527         64,381
Adjustment for minimum pension
  liability......................                     (1,122)
Deficit..........................     (13,791)       (16,149)
  Total stockholders' equity.....      50,830         47,204
                                     $124,519       $124,859









                The accompanying notes are an integral part
                       of the financial statements.

                      STANLEY FURNITURE COMPANY, INC.
                           STATEMENTS OF INCOME
                   (In thousands, except per share data)

                                              For the Years Ended
                                                  December 31,
                                            1994       1993      1992
Net sales...........................      $184,342   $167,091  $166,501
Cost of sales:
  From products sold................       148,453    134,972   132,984
  Business interruption insurance...                   (5,036)
                                           148,453    129,936   132,984

    Gross profit...................         35,889     37,155    33,517

Selling, general and administrative
  expenses..........................        26,483     25,976    25,117
Restructuring credit................                             (2,078)

  Operating income .................         9,406     11,179    10,478

Gain on insurance settlement........        (2,379)    (2,186)
Other expense, net..................           444      1,346       686
Interest expense....................         2,969      3,048     7,058

  Income from continuing
    operations before income taxes..         8,372      8,971     2,734

Income taxes........................         3,256      3,691     1,053

Income from continuing operations...         5,116      5,280     1,681

Discontinued operations, including
  provisions for operating losses
  of $1,721 in 1994 and $1,884 in
  1992, net of income taxes.........        (2,758)              (1,621)

    Net income .....................      $  2,358   $  5,280  $     60

Earnings (loss) per common share:
  Continuing operations.............      $   1.08   $   1.39  $    .56
  Discontinued operations...........          (.58)                (.54)

    Net income......................      $    .50   $   1.39  $    .02

Weighted average number of shares...         4,725      3,792     2,996

               The accompanying notes are an integral part
                       of the financial statements.

                      STANLEY FURNITURE COMPANY, INC.
               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
     For each of the three years in the period ended December 31, 1994
                     (In thousands, except share data)

                                                         Adjust-
                                             Capital     ment for
                                               in        Minimum
                            Common Stock    Excess of    Pension
                          Shares    Amount  Par Value   Liability  Deficit
Balance at December
  31, 1991.............   1,935,616   $39    $ -0-      $ -0-     $(18,787)

Net income.............                                                 60
Preferred stock divi-
  dends and accretion..                                             (2,702)

Cancellation of common
  stock outstanding prior
  to restructuring.....  (1,935,616)  (39)

Issuance of common stock
  in connection with
  restructuring........   2,996,438    60     51,328

  Balance at December 31,
    1992...............   2,996,438    60     51,328      -0-      (21,429)

Public offering........   1,725,000    34     13,053

Adjustment for minimum
  pension liability....                                  (1,122)
Net income.............                                              5,280
  Balance at December 31,
    1993...............   4,721,438    94     64,381     (1,122)   (16,149)
Exercise of stock
  options..............       5,112               66
Adjustment for minimum
  pension liability....                                   1,122
Compensation expense
  related to executive
  loan plan............                           80

Net income.............                                              2,358

  Balance at December 31,
    1994...............   4,726,550   $94    $64,527    $ -0-     $(13,791)

                  The accompanying notes are an integral
                     part of the financial statements.
                                   F-6

                      STANLEY FURNITURE COMPANY, INC.
                         STATEMENTS OF CASH FLOWS
                              (In thousands)
                                                     For the Years Ended
                                                         December 31

                                                 1994       1993       1992
Cash flows from operating activities:

  Cash received from customers..............  $183,458   $166,706   $161,631
  Cash paid to suppliers and employees......  (176,194)  (179,218)  (157,840)
  Interest paid.............................    (2,464)    (3,529)    (6,413)
  Income taxes (paid) recovered, net........    (4,463)      (321)       954
  Proceeds received on insurance coverage...     4,625     23,196
 Operating activities of discontinued
    operations..............................      (867)    (  285)    (1,954)
    Net cash provided (used) by operating
      activities............................     4,095      6,549     (3,622)

Cash flows from investing activities:

  Capital expenditures......................    (4,968)    (6,392)    (2,148)
  Proceeds received on insurance coverage...                2,679
  Purchase of other assets..................      (650)      (591)      (898)
  Proceeds from sale of assets..............       108         91         56
  Investing activities of discontinued
    operations..............................       357        (47)      ( 80)
    Net cash used by investing activities...    (5,153)    (4,260)    (3,070)

Cash flows from financing activities:

  Proceeds from issuance of common stock....               13,087
  Issuance of senior notes..................    30,000
  Redemption of senior subordinated
    debentures..............................               (3,093)
  Repayment of term note....................   (16,569)    (2,616)      (990)
  Proceeds from (repayment of) revolving
    credit facility, net....................   (12,685)   (10,229)     7,446
  Proceeds from insurance policy loans......       345        292      1,053
  Fees paid in connection with the issuance
    of common stock.........................                            (439)

 Other, net................................        68       (179)       (17)
    Net cash provided (used) by financing
      activities............................     1,159     (2,738)     7,053
Net increase (decrease) in cash.............       101       (449)       361
Cash at beginning of year...................       200        649        288
  Cash at end of year.......................  $    301   $    200   $    649

                The accompanying notes are an integral part
                       of the financial statements.
                                    F-7

                      STANLEY FURNITURE COMPANY, INC.
                       NOTES TO FINANCIAL STATEMENTS


 1.  Organization and Financial Restructuring

     Stanley Furniture Company, Inc. (formerly Stanley Interiors Corporation) (the "Company") was acquired in a leveraged buy out transaction through stock purchases in 1988 and a merger in 1989. On November 9, 1992, the Company completed a comprehensive financial restructuring which included (i) the exchange of $21.4 million in outstanding principal amount of 14% subordinated notes of the Company due 1998 for common stock and (ii) a merger which resulted in the conversion of certain preferred stock of the merging corporations into common stock. As a result of this restructuring, the Company is the sole surviving corporation. Effective November 9, 1992, the Company's name was changed to Stanley Furniture Company, Inc.

     Prior to the November 1992 financial restructuring, the Company was a wholly owned subsidiary of an intermediate corporation which was a wholly owned subsidiary of Stanley Holding Corporation ("Holding"). Accordingly, transactions of Holding and the intermediate corporation as they related to the Company were "pushed-down" in accordance with applicable purchase accounting principles for periods prior to November 1992.

 2.  Summary of Significant Accounting Policies

Basis of Presentation

     The Company operates predominantly in one business segment.
Substantially all revenues result from the sale of home furnishings, primarily residential furniture products.
Substantially all of the Company's trade accounts receivable are due from retailers in this market, which consist of a large number of entities with a broad geographical dispersion.

Inventories

     Inventories are valued at the lower of cost or market. Cost for all inventories is determined using the first-in, first-out
(FIFO) method.

Property, Plant and Equipment

     Depreciation of property, plant and equipment is computed using the straight-line method based upon the estimated useful lives of the assets and amounted to $4.0 million, $3.7 million and $3.4 million for 1994, 1993 and 1992, respectively.

                      STANLEY FURNITURE COMPANY, INC.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)


 2.  Summary of Significant Accounting Policies (continued)

Property, Plant and Equipment (continued)

     Depreciable lives are as follows:
                                                      Years
          Buildings................................. 40 to 50
          Machinery and equipment...................  5 to 12
          Leasehold improvements....................  3 to 20
          Furniture, fixtures and office equipment..  3 to 10

     Gains and losses related to dispositions and retirements are included in income. Maintenance and repairs are charged to income as incurred; renewals and betterments are capitalized.

Excess of Cost over Fair Value of Net Assets Acquired

     The excess of cost over the fair value of net assets acquired is being amortized on a straight-line basis over 40 years. The Company continually evaluates the existence of impairment of the excess cost over fair value of net assets acquired on the basis of whether it is fully recoverable from projected, undiscounted net cash flows of the Company.

Income Taxes

     Deferred income taxes are determined based on the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax expense represents the change in the deferred tax asset/liability balance. Income tax credits are reported as a reduction of federal income tax expense in the year in which the credits are generated.

Fair Value of Financial Instruments

     The fair value of the Company's long-term debt is estimated using discounted cash flow analysis based on the incremental borrowing rates currently available to the Company for loans with similar terms and maturity.

     The fair value of trade receivables, the revolving credit facility and trade payables approximate the carrying amount because of the short maturity of these instruments.

                      STANLEY FURNITURE COMPANY, INC.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)


 2.  Summary of Significant Accounting Policies (continued)

Pension Plans

     The Company's funding policy is to contribute to all qualified plans annually an amount equal to the normal cost and a portion of the unfunded liability but not to exceed the maximum amount that can be deducted for federal income tax purposes.

Earnings Per Common Share

     Earnings per common share are based upon the weighted average number of shares outstanding.

     The Company was a wholly owned subsidiary until the November 9, 1992 financial restructuring. As described in Note 1, this financial restructuring resulted in a complete change in the Company's capital structure, including the cancellation of the previously outstanding shares of common stock and the conversion of preferred stocks and subordinated notes payable into common stock. For the period from January 1 to November 9, 1992, 2,996,438 shares are considered outstanding, the number of shares issued in the financial restructuring.

     Supplementary earnings per common share for the years ended December 31, 1994, 1993 and 1992 are presented below. Income from continuing operations for the 1994 and 1993 periods reflect a non-recurring gain from insurance proceeds. The 1993 period reflects the effect of proforma adjustments for the public offering. The 1992 period reflects the effect of proforma adjustments for both the November 9, 1992 financial restructuring and the public
offering.   It is assumed that the transactions took effect at the
beginning of each year. The 1994 per share information is included for comparison purposes.

                                                    1994     1993     1992
      Supplementary earnings per common share:

        Continuing operations:
          Before non-recurring gain...........     $ .77    $  .90   $  .68
          Non-recurring gain on insurance.....       .31       .29
            As reported.......................      1.08      1.19      .68
        Discontinued operations...............      (.58)              (.34)
          Net income..........................     $ .50    $ 1.19   $  .34

                      STANLEY FURNITURE COMPANY, INC.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)


 3.  Insurance Claim Accounting

     On February 12, 1993 a fire at the Stanleytown, Virginia facility damaged approximately 12% of the Company's total manufacturing facilities. The Company's insurance coverage provided for the complete replacement of the damaged building (which is leased), equipment and inventory and reimbursement for business interruption losses.

     The Company recorded business interruption insurance in 1993 based on estimated profits attributed to lost sales since the fire. The amount recognized represents the estimated gross profit that would have been realized on lost sales. Accordingly, $5.0 million of estimated income from business interruption insurance is included in gross profit in 1993. Also, a $2.2 million pretax gain was recorded in 1993 since proceeds from insurance exceeded the book value of leasehold improvements and equipment destroyed in the fire. In the first quarter of 1994, the Company reached a final insurance settlement and recorded a gain of $2.4 million.

 4.  Discontinued Operations

     During December 1991, the Company adopted a plan to sell its Norman's of Salisbury fabric division ("Norman's"). Accordingly, beginning in 1991, Norman's was reflected as a discontinued operation. In 1992, the Company recorded additional provisions totaling $1.6 million ($2.6 million pretax) based on revised estimates after negotiations for the sale of the division were terminated.

     Further efforts to sell the division were unsuccessful. Accordingly, in the first quarter of 1994, the Company decided to cease operations at Norman's, effective in June 1994, and recorded a $2.8 million ($4.5 million pretax) additional loss provision representing costs associated with the closing and liquidation of the operation, which was completed by December 31, 1994.
Currently, a portion of the Norman's facilities is being subleased on a short-term basis and a portion is being utilized in the production of upholstered furniture products.

     Net sales applicable to Norman's were $4.1 million, $12.1 million and $13.4 million for 1994, 1993 and 1992, respectively. At December 31, 1993, net assets of $2.0 million ($1.1 million of net current assets and $900,000 of net noncurrent assets) were included in net assets held for sale.

                      STANLEY FURNITURE COMPANY, INC.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 5.  Restructuring

     In 1991, the Company recorded a $14.1 million pretax restructuring charge in anticipation of the closing of the Waynesboro, Virginia manufacturing facility to eliminate excess capacity and the discontinuance of certain products. Operating income for 1992 included a restructuring credit of $2.1 million from lower than anticipated costs of closing the facility in June 1992.

 6.  Property, Plant and Equipment at December 31

                                               (in thousands)
                                               1994       1993
     Land and buildings....................  $17,853    $16,923
     Machinery and equipment...............   41,059     37,552
     Leasehold improvements................    3,986      2,914
     Furniture, fixtures and office
       equipment...........................    1,289      1,026
     Construction in progress..............      640      1,796
                                             $64,827    $60,211

 7.  Long-Term Debt at December 31
                                                (in thousands)
                                               1994       1993

     7.28% Senior notes due March 15, 2004.  $30,000
     Revolving credit facility.............    3,234    $15,919
     Term note payable.....................              16,569
     7% Convertible subordinated debentures
       due April 1, 2012...................      161        159
         Total.............................   33,395     32,647
     Less current maturities...............                 625
                                             $33,395    $32,022

Revolving Credit Facility and Senior Note

     In February 1994, the Company completed the private placement of $30.0 million of 7.28% senior notes due in 2004, and the refinancing of its revolving credit facility. The proceeds from the senior notes were used to repay the existing term note and a portion of the revolving credit facility. The notes are subject to annual sinking fund payments of $4.3 million beginning March 1998. The revolving credit facility provides for borrowings of up to $25.0 million through February 1996, automatically renewable thereafter for one year periods unless terminated by either party. Interest on the revolving credit facility is payable monthly

                      STANLEY FURNITURE COMPANY, INC.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)


 7.  Long-Term Debt at December 31 (continued)

Revolving Credit Facility and Senior Note (continued)

at .25% above prime (prime was 8.5% on December 31, 1994), or at the Company's option at a rate equal to the reserve adjusted LIBOR rate plus 1.375% per annum. The new revolving credit facility is subject to an unused commitment fee of .25% per annum payable quarterly. The commitment is subject to a .5% termination penalty through February 1996. As of December 31, 1994, approximately $17 million of additional borrowings were available under the revolving credit facility.

     Prior to refinancing, the Company was obligated under a senior credit facility comprised of a revolving credit facility which provided for borrowings up to $43.0 million; and, a term note in the principal amount of $16.6 million, requiring quarterly principal payments of $625,000. Interest on the senior credit facility was payable monthly at 1.5% above prime, or, at the Company's option at a rate equal to the reserve adjusted LIBOR rate plus 3% per annum. Substantially all of the Company's assets were pledged as collateral for the debt.

Financial Covenants and Future Maturities

     Under the terms of the revolving credit facility and senior notes, the Company is required to maintain certain financial ratios, including debt to equity and fixed charge coverage. In addition, the Company is prohibited from paying dividends on, acquiring or retiring its common stock, is limited with respect to additional debt it may incur; and, may not pledge or otherwise encumber any of its assets. The Company has satisfied the requirements of all debt covenants.

     Future maturities of long-term debt are $3.2 million in 1996, $161,000 in 1997 and $4.3 million in each of the years 1998 through 2004. At December 31, 1994, the carrying amount of debt exceeded the fair value by approximately $3.0 million.

                      STANLEY FURNITURE COMPANY, INC.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)


 8.  Income Taxes

     The provision for income taxes on income from continuing operations consists of (in thousands):

                                               1994     1993     1992
      Current:
        Federal.........................      $2,314   $1,123   $  204
        State...........................         669      245      114
          Total current.................       2,983    1,368      318
      Deferred:
        Federal.........................         214    1,940      599
        State...........................          59      383      136
          Total deferred................         273    2,323      735

          Income taxes..................      $3,256   $3,691   $1,053

     A reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate on income from continuing operations follows:

                                               1994     1993     1992

      Federal statutory rate..........         35.0%    35.0%    34.0%
      State income tax, net of federal
        tax benefit...................          5.0      4.6      6.0
      Amortization of excess purchase
        cost..........................          1.4      1.3      4.2
      Tax credits.....................         (0.8)   ( 1.3)    (2.7)
      Other, net......................         (1.7)     1.5     (3.0)

        Effective income tax rate.....         38.9%    41.1%    38.5%

                      STANLEY FURNITURE COMPANY, INC.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 8.  Income Taxes (continued)

     The income tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31 follow (in thousands):

      Current deferred tax assets (liabilities):
                                                      1994      1993
      Accounts receivable........................    $  360    $  350
      Inventory..................................      (439)     (337)
      Employee benefits..........................     1,305     1,584
      Other accrued expenses.....................       777     1,655
      Other......................................                 (23)

        Net current deferred tax asset...........    $2,003    $3,229

      Noncurrent deferred tax (assets) liabilities:

      Inventory..................................   $   966   $ 1,599
      Property, plant and equipment..............    11,302    13,219
      Employee benefits..........................      (785)     (903)
      Restructuring costs........................      (183)     (848)
      Other......................................       241      (239)

        Net noncurrent deferred tax liability....   $11,541   $12,828

     In prior years, the Company had recognized the tax benefit of net operating loss carryforwards of $6.0 million by offsetting future reversals of existing temporary differences. In 1993, these carryforwards were applied against taxable income. At December 31, 1994 the Company had alternative minimum tax credit carryforwards of $519,000 which may be carried forward indefinitely.

     The Company's federal income tax returns have been examined and closed by the Internal Revenue Service through 1987. The Internal Revenue Service completed their examination of tax returns for the years 1988 through 1992, subject to review by the Congressional Joint Committee on Taxation. The Company does not expect any material adverse impact on financial condition or results of operations.

 9.  Common Stock, Stock Options and Loan Plan

     In July 1993, the Company completed a public offering of 1,725,000 shares of its common stock at $8.50 per share. The net proceeds of $13.1 million were used to reduce debt. All share and per share data has been restated to reflect the one-for-two reverse stock split, effective July 1, 1993.
                                   F-15

                      STANLEY FURNITURE COMPANY, INC.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)


 9.  Common Stock, Stock Options and Loan Plan (continued)

     In December 1994, the Company adopted the Stanley Furniture Company, Inc., 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan and the Company's 1992 Stock Option Plan provides for the granting of stock options for up to an aggregate of 700,000 shares of common stock to certain key employees. Options granted may be either nonqualified or qualified stock options and the exercise price may not be less than 100% of the fair market value of the Company's common stock on the date the options are granted. Granted options vest 20% annually.

     At December 31, 1994 and 1993, options to purchase 182,297 and 668,317 shares, respectively, were exercisable and 24,888 were available for grant at December 31, 1994. Activity for 1994 follows:

                                            Number      Option Price
                                          of shares       Per share

      Outstanding at December 31, 1993...  668,317    $ 8.50 to $12.86

      Exercised..........................   (5,112)   $ 8.50 to $12.86

      Cancelled.......................... (602,834)   $12.86

      Granted............................  609,629    $10.00

        Outstanding at December 31, 1994.  670,000    $ 8.50 to $10.00


     During 1994, the Company established the Executive Loan Plan. Under the Executive Loan Plan, the Company has entered into contractual agreements to issue 80,000 shares of common stock to certain key employees at $10 per share (the market price per share on the date of the agreement) in exchange for a nonrecourse 7.6% note receivable from the employees, payable in five annual installments with the balance due January 2, 1999. The Company has also agreed to forgive interest plus one half of the contractual purchase price over the next five years, if the employees remain employed by the Company. Accordingly, compensation expense of $80,000 per year plus interest is being recorded over the five year period beginning in 1994.

                      STANLEY FURNITURE COMPANY, INC.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)


10.  Employee Benefit Plans

Pension Plans

     Effective December 31, 1993, the Company merged its two non-contributory defined benefit pension plans. The surviving plan (the "Stanley Retirement Plan") covers substantially all employees. The benefits provided by the plan are based on years of service and the employee's average compensation.

     The Company also maintains a supplemental retirement plan covering certain key employees. A participant who retires under any provision of the Stanley Retirement Plan will receive a supplemental retirement allowance equal to the excess, if any, of an eligible employee's benefit under the Stanley Retirement Plan in effect on January 1, 1987 over his benefit actually received at retirement. The supplemental plan is unfunded and benefit payments are made directly out of Company assets.

     The following table sets forth the plans' funded status at December 31 (in thousands):

                                                          1994      1993
      Actuarial present value of:
        Accumulated benefit obligation, including
          vested benefits of ($11,086) and
          ($14,168)..................................   $(11,893) $(15,150)

        Projected benefit obligation.................   $(14,225) $(17,188)
      Plan assets at fair value......................     12,012    11,548
        Plan assets less than projected benefit
          obligation.................................     (2,213)   (5,640)
      Adjustment for minimum pension liability.......               (2,378)
      Unrecognized net loss..........................      2,116     3,867
      Unrecognized prior service cost................        547       549
        Net prepaid (accrued) pension cost...........   $    450  $ (3,602)


     At December 31, 1993, the Company recorded an additional minimum pension liability of $2.4 million representing unfunded accumulated benefit obligation in excess of previously recorded pension cost as prescribed by SFAS No. 87. The adjustment, which had no effect on income, was offset by recording an intangible asset to the extent of unrecognized prior service cost in the amount of $549,000 and by reducing equity in the amount of $1.1 million, net of deferred taxes.

                      STANLEY FURNITURE COMPANY, INC.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)


10.  Employee Benefit Plans (continued)

Pension Plans (continued)

     Components of net periodic pension cost follow (in thousands):

                                             1994       1993       1992
      Service cost....................      $  904     $  799     $  727
      Interest cost...................       1,315      1,333      1,227
      Actual return on plan assets....        (109)      (382)    (  484)
      Net amortization and deferral...        (589)      (444)    (  565)
        Net periodic pension cost.....      $1,521     $1,306     $  905

     The weighted average discount rates used in determining the actuarial present value of the projected benefit obligation were 9%, 7.75% and 8.25% for 1994, 1993 and 1992, respectively. The rate of increase for future compensation levels used in determining the obligation was 5%, 4% and 5% for 1994, 1993 and 1992, respectively. The expected long-term rate of return on plan assets in 1994, 1993 and 1992 was 8%, 8.25% and 8.5%, respectively.
Pension cost for the current year is determined using the discount rate at the end of the prior year.

     The Company also maintains a qualified defined contribution pension plan for all of its eligible employees. The plan allows for contributions by employees up to 20% of their salaries and also permits discretionary contributions by the Company. No contributions have been made to the plan by the Company.

Postretirement Benefits Other Than Pensions

     The Company provides certain health care benefits to eligible retired employees between the ages of 55 and 65 and provides certain life insurance benefits to eligible retired employees from age 55 until death. Prior to 1993, the Company expensed the cost of these benefits when paid.

     Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This new standard requires the expected cost of retiree benefits other than pensions to be charged to expense during the years the employees render service rather than the Company's past practice of recognizing these costs as claims were incurred.

     The Company elected to recognize the January 1, 1993
obligation of $8.1 million through charges to earnings over 20

                      STANLEY FURNITURE COMPANY, INC.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)


10.  Employee Benefit Plans (continued)

Postretirement Benefits Other Than Pensions (continued)

years. On March 3, 1993 the Company also adopted plan design changes which reduced the January 1, 1993 obligation to $2.9 million. Such reduction will also be amortized over 20 years. The plan is unfunded and the following table sets forth its financial status at December 31 (in thousands):

                                                      1994         1993
      Retirees....................................  $(4,769)     $(1,714)
      Fully eligible active plan participants.....     (333)        (907)
      Other active plan participants..............     (634)        (776)
        Total accumulated postretirement
          benefit obligation......................   (5,736)      (3,397)
      Unrecognized net loss.......................    2,927          649
      Unrecognized transition obligation..........    2,406        2,765
        Net prepaid (accrued) postretirement
          benefit cost............................   $ (403)     $    17

     Components of net periodic postretirement benefit cost were (in thousands):

                                                      1994          1993
      Service cost................................   $   74        $  72
      Interest cost...............................      242          239
      Amortization of transition obligation,
        after reduction for plan design changes...      359          146
      Net amortization and deferral...............       21
                                                     $  696        $ 457

     The weighted average discount rates used in determining the actuarial present value of the projected benefit obligation were 9% and 7.75% for 1994 and 1993, respectively. The rate of increase in future health care benefit cost used in determining the obligation for 1994 was 15% gradually decreasing to 7% beginning in 2005 and for 1993 was 17% gradually decreasing to 5.75% beginning in 2007.

     Increasing the assumed health care cost trend rate by one percentage point in each future year would increase the accumulated postretirement benefit obligation at December 31, 1994 and 1993 by $209,000 and $112,000, respectively; and the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for 1994 and 1993 by $23,000 and $20,000.
                                   F-19

                      STANLEY FURNITURE COMPANY, INC.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)


10.  Employee Benefit Plans (continued)

Deferred Compensation

     The Company has a deferred compensation plan which permitted certain management employees to defer portions of their compensation. The employees earn a fixed rate of interest on the deferred amounts. The plan is funded through the purchase of whole life insurance contracts on the employees and the Company borrows against the cash surrender value of these policy loans to finance benefit payments to employees. The accrued liability of $1.3 million and $1.2 million at December 31, 1994 and 1993, respectively, is included in accrued salaries, wages and benefits and other long-term liabilities. The cash surrender value, net of policy loans, is included in other assets at December 31, 1994.

11.  Leases

     The Company leases a substantial portion of its facilities under operating leases with remaining terms of 1 to 13 years. The leases generally provide for renewal options and rents are subject to escalation. Rental expenses charged to operations were $1.9 million, $2.0 million and $2.1 million in 1994, 1993 and 1992 respectively.

     Future minimum lease payments, after December 31, 1994, are approximately as follows: 1995 - $1.7 million, 1996 - $1.6 million, 1997 - $1.6 million, 1998 - $1.5 million and thereafter - $1.3 million.

12.  Related Party Transactions

     Approximately 58% of the Company's common stock is owned by the ML-Lee Acquisition Fund, L.P. (the "Majority Stockholder") and certain affiliates of the Thomas H. Lee Company.

     The Company paid $1.4 million in cash in 1992 to its Majority Stockholder for interest payments on 14% subordinated notes. The notes had been issued in connection with the Company's acquisition in 1988.

     The Company provided $1.1 million in unissued pay-in-kind dividends on its 14% senior cumulative preferred stock in 1992.
The Company also provided $224,000 in unissued pay-in-kind dividends on its 8% senior cumulative preferred stock in 1992.
Both issues of preferred stock were issued in 1991 to the Company's Majority Stockholder.

                      STANLEY FURNITURE COMPANY, INC.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)


12.  Related Party Transactions (continued)

     On November 9, 1992, as part of the financial restructuring, $21.4 million of the 14% subordinated notes, $12.4 million of the 14% senior cumulative preferred stock and $3.9 million of the 8% senior cumulative preferred stock held by the Company's Majority Stockholder and its affiliates were exchanged for 2.7 million shares of common stock.

     In addition, the Company has entered into a management agreement with an affiliate of its Majority Stockholder. Fees paid pursuant to this agreement amounted to $250,000 annually in 1994, 1993 and 1992.

13.  Commitments and Contingencies

     The Company utilizes letters of credit to collateralize certain insurance policies and inventory purchases. At December 31, 1994, the Company had outstanding letters of credit in the amount of $1.8 million. The fair value of these letters of credit approximates the contract values.

                      STANLEY FURNITURE COMPANY, INC.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)


14.  Supplemental Cash Flow Information

                                          1994      1993      1992
    Net income......................... $2,358    $ 5,280   $    60

    Adjustments to reconcile net income
      to net cash provided (used)
      by operating activities:
        Depreciation and amortization..  4,421      4,808     4,109
        Other, net.....................    249        295        15
        Restructuring..................                      (2,078)
        Loss on disposal of fabric
          division.....................  2,758                1,621

       Changes in assets and
          liabilities:
          Accounts receivable.......... (1,011)      (289)   (4,604)
          Inventories.................. (2,221)    (4,147)    1,345
          Prepaid expenses and other
            current assets.............   (892)       374       912
          Insurance claim receivable...  2,029     (4,152)
          Operating assets of
            discontinued operations....   (867)      (285)   (2,170)
          Accounts payable.............   (922)     2,082    (1,693)
          Accrued salaries, wages and
            benefits...................    585       (589)      834
          Other accrued expenses.......    (87)       526        88
          Accrued restructuring costs..   (545)      (560)   (3,409)
          Deferred income taxes........    189      2,038       733
        Other assets...................     22         57        65
        Interest paid in kind..........                       1,514
        Other long-term liabilities.... (1,971)     1,111      (964)

          Net cash provided (used) by
            operating activities....... $4,095    $ 6,549   $(3,622)


                      STANLEY FURNITURE COMPANY, INC.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)


14.  Supplemental Cash Flow Information (continued)

     Noncash investing and financing activities for the years ended December 31 follow (in thousands):

1992

     In connection with the November 1992 restructuring, $51,388 of common stock, net of issuance costs was issued in exchange for the following securities:

  Subordinated notes payable to majority stockholder.... $21,400
  10% Mandatorily redeemable preferred stock, net of
    treasury shares.....................................  14,091
  14% Senior cumulative preferred stock.................  12,417
   8% Senior cumulative preferred stock.................   3,880
    Total carrying value of securities exchanged........  51,788

  Cancellation of common stock outstanding prior to
    restructuring.......................................      39
  Fees paid in connection with the issuance of common
    stock...............................................    (439)
  Carrying value of common stock issued in the
    restructuring....................................... $51,388

Additional securities issued in lieu of cash payments:

  Senior subordinated debentures as interest............ $   221
  Subordinated notes payable to majority stockholder
    as interest.........................................   1,400
  Preferred stock issued as stock dividends.............   2,161

                      STANLEY FURNITURE COMPANY, INC.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)


15.  Quarterly Results of Operations (Unaudited)

     The Company's unaudited quarterly results of operations were as follows (in thousands, except per share data):

     Fiscal 1994 Quarters
                                First     Second    Third     Fourth
     Net sales...........      $44,737   $44,101   $43,845   $51,659

     Gross profit .......        8,677     8,544     8,865     9,803
     Income from
       continuing
         operations......        2,386(a)    957       863       910
     Net income (loss)...         (372)(b)   957       863       910

     Income from
       continuing operations
         per share.......          .49(a)    .20       .18       .19
     Net income (loss)
       per share.........         (.08)(b)   .20       .18       .19

     Fiscal 1993 Quarters

     Net sales...........      $35,636   $40,855   $42,666   $47,934
     Gross profit(c).....        7,598     8,851     9,201    11,505
     Net income..........          305     2,079(d)  1,226     1,670
     Net income
       per share(e)......          .10       .70       .26       .35

(a) In the first quarter of 1994, the Company reached a final insurance settlement and recorded a gain of $1.5 million ($2.4 million pretax) or 31 cents per share.

(b) In the first quarter of 1994, the Company decided to cease operations at Norman's and recorded a loss from discontinued operations of $2.8 million ($4.5 million pretax) or 58 cents per share.

(c) Business interruption insurance of $1.6 million, $1.6 million, $1.0 million and $864,000 was recorded in each of the fiscal 1993 quarters, respectively, as a result of the fire described in Note 3.

(d) A $1.3 million ($2.1 million pretax) gain on insurance settlement was recognized in the second quarter of 1993.

(e) Shares outstanding for all periods prior to July 1993 amounted to 2,996,438, the shares issued in the financial restructuring.

                      STANLEY FURNITURE COMPANY, INC.
             SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
     For each of the Three Years in the Period Ended December 31, 1994
                              (In thousands)




         Column A        Column B     Column C     Column D     Column E

                                      Charged
                         Balance at   (Credited)                 Balance
                         Beginning    to Costs &                at End of
       Descriptions      of Period    Expenses    Deductions     Period


1994
   Doubtful receivables...  $472         $195        $139(a)       $528
   Discounts, returns,
     and allowances.......   355           50(b)                    405
                            $827         $245        $139          $933

1993
   Doubtful receivables...  $400         $526        $454(a)       $472
   Discounts, returns,
     and allowances.......   463         (108)(b)                   355
                            $863         $418        $454          $827


1992
   Doubtful receivables...  $500         $525        $625(a)       $400
   Discounts, returns,
     and allowances.......   387           76(b)                    463
                            $887         $601        $625          $863

(a)  Uncollectible receivables written off, net of recoveries.
(b)  Represents net increase (decrease) in required reserve.