Form 10-Q
period 1995-04-02
STANLEY FURNITURE CO INC/
filed 1995-04-20
CIK 797465

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q
(Mark One)

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    April 2, 1995    or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 15, 1995.

          Class                                     Number

Common Stock, par value $.02 per share          4,726,550 Shares

                 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 STANLEY FURNITURE COMPANY, INC.
                          BALANCE SHEETS
                (In thousands, except share data)


                                           April
                                          2, 1995      December
                                        (Unaudited)    31, 1994

ASSETS

Current assets:

  Cash.................................  $    223     $    301
  Accounts receivable, less allowances
    of $1,085 and $933, respectively...    24,791       23,760
  Inventories:
    Finished goods......................   24,137       20,893
    Work-in-process.....................    5,364        5,957
    Raw materials.......................   13,917       13,055
                                           43,418       39,905

  Prepaid expenses and other current
    assets..............................      810        1,446
  Deferred income taxes.................    2,003        2,003
      Total current assets..............   71,245       67,415

Property, plant and equipment, at cost..   65,441       64,827
  Less accumulated depreciation.........   21,054       20,049
                                           44,387       44,778
Excess of cost over fair value of net
  assets acquired, less accumulated
  amortization of $2,100 and $2,016,
  respectively..........................   11,340       11,424
Other assets............................      846          902

                                         $127,818     $124,519










           The accompanying notes are an integral part of the financial statements.

                 STANLEY FURNITURE COMPANY, INC.
                   BALANCE SHEETS (CONTINUED)
                (In thousands, except share data)


                                        April
                                       2, 1995        December
                                     (Unaudited)      31, 1994

LIABILITIES

Current liabilities:

  Accounts payable.................   $ 14,355       $ 14,659
  Accrued salaries, wages and
    benefits.......................      7,982          7,119
  Other accrued expenses...........      2,102          2,725
    Total current liabilities......     24,439         24,503

Long-term debt.....................     36,042         33,395
Deferred income taxes..............     11,541         11,541
Other long-term liabilities........      4,172          4,250
  Total liabilities................     76,194         73,689

STOCKHOLDERS' EQUITY

Common stock, $.02 par value,
  10,000,000 shares authorized,
  4,726,550 issued and
  outstanding......................         94             94
Capital in excess of par value.....     64,527         64,527
Deficit............................    (12,997)       (13,791)
  Total stockholders' equity.......     51,624         50,830

                                      $127,818       $124,519
















           The accompanying notes are an integral part of the financial statements.

                 STANLEY FURNITURE COMPANY, INC.
                      STATEMENTS OF INCOME
                           (Unaudited)
              (In thousands, except per share data)


                                           Three Months
                                              Ended
                                        April         March
                                       2, 1995       27, 1994


Net sales..........................   $44,989        $44,737

Cost of sales......................    35,888         36,060

    Gross profit...................     9,101          8,677

Selling, general and administrative
  expenses.........................     6,903          6,245

    Operating income...............     2,198          2,432

Gain on insurance settlement.......                   (2,379)
Other expense, net.................       131            140
Interest expense...................       765            727
  Income from continuing operations
    before income taxes............     1,302          3,944

Income tax provision...............       508          1,558

  Income from continuing operations       794          2,386

Discontinued operations:
  Loss on disposal of fabric divi-
    sion, including an additional
    provision of $1,329 for oper-
    ating losses during phaseout
    period (less applicable income
    tax benefit of $1,736).........                   (2,758)
Net income.........................   $   794        $  (372)

Earnings (loss) per common share:
  Continuing operations............   $   .17        $   .49
  Discontinued operations..........                     (.57)
     Net income....................   $   .17        $  (.08)

Weighted average number of shares..     4,727          4,723



           The accompanying notes are an integral part of the financial statements.

                 STANLEY FURNITURE COMPANY, INC.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (In thousands)

                                                Three Months
                                                   Ended
                                             April       March
                                            2, 1995    27, 1994

Cash flows from operating activities:

Cash received from customers............   $43,810      $40,595
Cash paid to suppliers and employees....   (45,148)     (43,497)
Interest paid...........................    (1,238)        (539)
Income taxes recovered (paid), net......       618       (1,291)
Advances received on insurance coverage.                     25
Operating activities of discontinued
  operations............................                   (599)

  Net cash used by operating
    activities..........................    (1,958)      (5,306)

Cash flows from investing activities:

Capital expenditures....................     ( 756)        (573)
Purchase of other assets................       (36)        (198)
Proceeds from sale of assets............        25           37
Investing activities of discontinued
  operations............................                    (43)

  Net cash used by investing activities.     ( 767)       ( 777)

Cash flows from financing activities:

Issuance of senior notes................                 30,000
Repayment of term note..................                (16,569)
Proceeds from (repayment of) revolving
  credit facility.......................     2,647       (7,395)
Proceeds from issuance of stock options.                     66
  Net cash provided by financing
    activities..........................     2,647        6,102

Net (decrease) increase in cash.........       (78)          19
Cash at beginning of year...............       301          200
Cash at end of quarter..................   $   223      $   219





          The accompanying notes are an integral part of the financial statements.

                 STANLEY FURNITURE COMPANY, INC.
                  NOTES TO FINANCIAL STATEMENTS
                         (In thousands)


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

 2.  Property, Plant and Equipment

                                          April
                                         2, 1995       December
                                       (Unaudited)     31, 1994

     Land and buildings.............    $17,904        $17,853
     Machinery and equipment........     41,036         41,059
     Leasehold improvements.........      4,068          3,986
     Furniture, fixtures and office
       equipment....................      1,292          1,289
     Construction in progress.......      1,141            640
                                        $65,441        $64,827

 3.  Long-Term Debt

                                          April
                                         2, 1995       December
                                       (Unaudited)     31, 1994

     7.28% senior notes due March
       15, 2004.....................    $30,000        $30,000
     Revolving credit facility......      5,881          3,234
     7% convertible subordinated
       debentures due April 1, 2012.        161            161

         Total                          $36,042        $33,395

                 STANLEY FURNITURE COMPANY, INC.
                  NOTES TO FINANCIAL STATEMENTS
                         (In thousands)


 4.  Supplemental Cash Flow Information

Following is a reconciliation of net income (loss) to net cash provided by operating activities for the three months ended:


                                            April         March
                                           2, 1995      27,  1994

   Net income..........................    $   794       $  (372)

   Adjustments to reconcile net income
     to net cash used by operating
     activities:
       Depreciation and amortization...      1,182         1,070
       Loss on sale of assets..........         45            65
       Loss on disposal of fabric divi-
         sion..........................                    2,758
       Changes in assets and liabili-
         ties:
         Accounts receivable...........     (1,030)       (4,014)
         Inventories...................     (3,513)       (2,158)
         Income taxes recoverable......        945
         Prepaid expenses and other
           current assets, net.........       (309)          150
         Insurance claim receivable....                   (2,571)
         Operating assets of discon-
           tinued operations...........                     (599)
         Accounts payable..............       (304)         (761)
         Accrued salaries, wages and
           benefits....................        863           370
         Other accrued expenses........       (623)        1,021
         Deferred income taxes.........                     (260)
       Other assets....................         70            59
       Other long-term liabilities.....        (78)          (64)

    Net cash used by operating
      activities.......................    $(1,958)      $(5,306)

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

Net sales increased slightly by $252,000 or 0.6% for the three month period ended April 2, 1995 from the comparable 1994 period. The increase was due principally to the addition of upholstery sales in the current period offset by lower unit volume from wood products.

Gross profit margin for the three month period of 1995 increased to 20.2% from 19.4% for the comparable 1994 period. The higher gross profit margin was due primarily to increased prices, moderation in lumber cost increases and a more favorable product mix.

Selling, general and administrative expenses as a percentage of net sales increased to 15.3% from 14.0% in the comparable 1994 period. This increase is due to increased selling costs associated with the introduction of "The Saturday Evening Post/Norman Rockwell Home Furnishings Collection" and increased expenses due to the expansion of the High Point, NC showroom to accommodate the new upholstered furniture.

As a result of the above, operating income decreased to $2.2 million from $2.4 million from the comparable three month period. As a result of continued startup expense, upholstery reduced operating income by approximately $209,000 during the three month period of 1995. Operating income as a percentage of net sales decreased to 4.9% from 5.4% in the comparable 1994 period.

Interest expense for the three month period ended April 2, 1995 increased slightly as a result of higher interest rates.

The Company's effective income tax rate remained at 39.0% for the three month period ending April 2, 1995.

Financial Condition, Liquidity and Capital Resources

Long-term debt at April 2, 1995 was $36.0 million. Debt service requirements will be $5.8 million in 1996, $161,000 in 1997 and $4.3 million in each of 1998 through 2004. As of April 2, 1995 approximately $15.6 million of additional borrowings were available under the revolving credit facility. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

The Company used cash in operations of $2.0 million in the 1995 three month period compared to $5.3 million during the comparable 1994 period, funded in each period by net borrowings from the revolving credit facility. Cash was required in both the 1995 and 1994 periods to support higher accounts receivable and inventory levels as well as higher payments to suppliers and employees. In the 1995 period cash was also required for higher interest payments, partially offset by income taxes recovered. The 1994 period also required cash for higher tax payments offset by lower interest payments.

Net cash flow used by investing activities was $767,000 in the 1995 period compared to $777,000 in the 1994 period. Expenditures in each year were primarily for plant and equipment and other assets in the normal course of business.

Net cash provided by financing activities was $2.6 million in the 1995 period compared to $6.1 million provided in the comparable 1994 period. In 1995 and 1994, borrowings from the revolving credit facility provided cash for operations and capital expenditures. In the 1994 period, the Company completed the private placement of $30.0 million of 7.28% senior notes and the refinancing of its revolving credit facility. The proceeds from the senior notes were used to repay the existing term note and a portion of the revolving credit facility.

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



                                   STANLEY FURNITURE COMPANY, INC.


Date:   April 20, 1995             By: /s/ Douglas I. Payne
                                       Douglas I. Payne
                                       Vice President of Finance,
                                       Secretary and Treasurer
                                       (Principal Financial and
                                       Accounting Officer)