Form 10-Q
period 1995-07-02
STANLEY FURNITURE CO INC/
filed 1995-08-01
CIK 797465

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q
(Mark One)

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 1995 or

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


                          (540) 627-2000
      (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 1, 1995.

          Class                                     Number

Common Stock, par value $.02 per share          4,726,550 Shares

                 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 STANLEY FURNITURE COMPANY, INC.
                          BALANCE SHEETS
                (In thousands, except share data)




                                          July 2,
                                            1995     December 31,
                                        (Unaudited)     1994
ASSETS
Current assets:
  Cash.................................  $    223     $    301
  Accounts receivable, less allowances
    of $1,106 and $933, respectively...    19,943       23,760

  Inventories:
    Finished goods.....................    29,187       20,893
    Work-in-process....................     5,221        5,957
    Raw materials......................    13,519       13,055
                                           47,927       39,905

  Prepaid expenses and other current
    assets.............................     1,065        1,446
  Deferred income taxes................     2,058        2,003

      Total current assets.............    71,216       67,415

Property, plant and equipment, at cost.    76,868       64,827
  Less accumulated depreciation........    21,922       20,049
                                           54,946       44,778
Excess of cost over fair value of net
  assets acquired, less accumulated
  amortization of $2,184 and $2,016,
  respectively.........................    11,256       11,424
Other assets...........................     1,236          902

                                         $138,654     $124,519






           The accompanying notes are an integral part of the financial statements.

                 STANLEY FURNITURE COMPANY, INC.
                   BALANCE SHEETS (CONTINUED)
                (In thousands, except share data)


                                       July 2,
                                        1995        December 31,
                                     (Unaudited)        1994
LIABILITIES
Current liabilities:
  Accounts payable.................   $ 12,409        $ 14,659
  Accrued salaries, wages and
    benefits.......................      7,385           7,119
  Other accrued expenses...........      2,998           2,725
  Current maturities of long-term
    debt...........................        650
    Total current liabilities......     23,442          24,503

Long-term debt.....................     48,062          33,395
Deferred income taxes..............     11,403          11,541
Other long-term liabilities........      3,434           4,250
  Total liabilities................     86,341          73,689

STOCKHOLDERS' EQUITY

Common stock, $.02 par value,
  10,000,000 shares authorized,
  4,726,550 shares issued and
  outstanding......................         94              94
Capital in excess of par value.....     64,497          64,527
Deficit............................    (12,278)        (13,791)
  Total stockholders' equity.......     52,313          50,830

                                      $138,654        $124,519












           The accompanying notes are an integral part of the financial statements.

                  STANLEY FURNITURE COMPANY, INC.
                     STATEMENTS OF OPERATIONS
                            (Unaudited)
               (In thousands, except per share data)

                                       Three Months           Six Months
                                           Ended                 Ended

                                    July 2,    June 26,   July 2,    June 26,
                                      1995       1994       1995       1994
Net sales.......................... $38,163    $44,101    $83,152    $88,838


Cost of sales......................  30,113     35,557     66,001     71,617


    Gross profit...................   8,050      8,544     17,151     17,221


Selling, general and administrative
  expenses.........................   6,152      6,156     13,055     12,401

Unusual items                          (136)                 (136)

    Operating income...............   2,034      2,388      4,232      4,820
Gain on insurance settlement.......                                   (2,379)
Other expense, net.................      66         83        197        223
Interest expense...................     829        752      1,594      1,479

  Income from continuing operations
    before income taxes............   1,139      1,553      2,441      5,497
Income tax provision...............     420        596        928      2,154

  Income from continuing operations     719        957      1,513      3,343

Discontinued operations including
  provisions for operating losses
  of $1,721........................                                   (2,758)

Net income......................... $   719    $   957    $ 1,513    $   585

Earnings (loss) per common share:
  Continuing operations............ $   .15    $   .20    $   .32    $   .70
  Discontinued operations..........                                     (.58)
     Net income.................... $   .15    $   .20    $   .32    $   .12

Weighted average number of shares..   4,727      4,726      4,727      4,724

            The accompanying notes are an integral part
                   of the financial statements.

                 STANLEY FURNITURE COMPANY, INC.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (In thousands)

                                               Six Months
                                                  Ended
                                           July 2,      June 26,
                                             1995         1994
Cash flows from operating activities:

Cash received from customers............   $87,052      $88,136
Cash paid to suppliers and employees....   (87,866)     (87,459)
Interest paid...........................    (1,719)        (931)
Income taxes paid, net..................      (591)      (3,283)
Proceeds received on insurance coverage.                  4,625
Operating activities of discontinued
  operations............................                   (829)

  Net cash provided (used) by operating
    activities..........................    (3,124)         259

Cash flows from investing activities:

Capital expenditures....................   (12,550)      (2,229)
Purchase of other assets................      (139)        (390)
Proceeds from sale of assets............        25           37
Investing activities of discontinued
  operations............................                    301

  Net cash used by investing activities.   (12,664)      (2,281)

Cash flows from financing activities:

Issuance of senior notes................    10,000       30,000
Repayment of term note..................                (16,569)
Proceeds from (repayment of) revolving
  credit facility, net..................     5,325      (11,276)
Proceeds from insurance policy loans....       385
Proceeds from issuance of stock options.                     66
  Net cash provided by financing
    activities..........................    15,710        2,221

Net increase (decrease) in cash.........       (78)         199
Cash at beginning of year...............       301          200
Cash at end of quarter..................   $   223      $   399


          The accompanying notes are an integral part of the financial statements.

                 STANLEY FURNITURE COMPANY, INC.
                  NOTES TO FINANCIAL STATEMENTS
         (In thousands, except share and per share data)


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

 2.  Property, Plant and Equipment

                                         July 2,
                                           1995       December 31,
                                       (Unaudited)        1994

     Land and buildings..............   $32,267         $17,853
     Machinery and equipment.........    41,960          41,059
     Leasehold improvements..........       153           3,986
     Furniture, fixtures and office
       equipment.....................     1,266           1,289
     Construction in progress........     1,222             640
                                        $76,868         $64,827


On June 30, 1995, the Company purchased the manufacturing facilities at its Stanleytown, VA and West End, NC locations, which it previously leased. The total purchase price was $10.5 million for both plants. As a result of the purchase, the Company also reclassified the related leasehold improvements with a net book value of $3.3 million to land and building. The purchase will result in lower annual rental expense of $1.1 million through October 1999, the remaining term of the lease. The buildings and improvements will be depreciated on a straight-line basis over their remaining estimated useful life of 20-30 years.

                 STANLEY FURNITURE COMPANY, INC.
                  NOTES TO FINANCIAL STATEMENTS
         (In thousands, except share and per share data)


 3.  Long-Term Debt

                                         July 2,
                                           1995        December 31,
                                       (Unaudited)         1994

     7.28% senior notes due March
       15, 2004.....................    $30,000         $30,000
     7.57% senior note due June
       30, 2005.....................     10,000
     Revolving credit facility......      8,559           3,234
     7% convertible subordinated
       debentures due April 1, 2012.        153             161
         Total                           48,712          33,395

     Less current maturities........        650
                                        $48,062         $33,395



In June 1995, the Company completed the issuance of $10.0 million
7.57% senior note due 2005 in a private placement of debt. The proceeds from the senior note was used to purchase real estate at two plant facilities, as discussed in Note 2.

 4.  Unusual Items

     During the second quarter, the Company was released from a lease obligation at its previously closed Waynesboro, Virginia manufacturing facility. Accordingly, the Company has recognized a pretax credit of $1.1 million related to the reversal of an accrual set up in 1991 for the closing of the facility. Unusual items for the second quarter of 1995 also include a pretax charge for severance resulting from the resignation of the Company's Chief Operating Officer.

                 STANLEY FURNITURE COMPANY, INC.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
         (In thousands, except share and per share data)



 5.  Supplemental Cash Flow Information

Following is a reconciliation of net income to net cash provided by operating activities for the six months ended:

                                        July 2,     June 26,
                                          1995        1994
   Net income.......................... $ 1,513     $   585

   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation and amortization...   2,365       2,168
       Loss on sale of assets..........      44          65
       Loss on disposal of fabric divi-
         sion..........................               2,758
       Other...........................     (30)
       Changes in assets and liabili-
         ties:
         Accounts receivable...........   3,817        (427)
         Inventories...................  (8,022)     (5,693)
         Income taxes recoverable......     530         (44)
         Prepaid expenses and other
           current assets, net.........    (628)         38
         Insurance claim receivable....               2,029
         Operating assets of discon-
           tinued operations...........                (829)
         Accounts payable..............  (2,250)       (994)
         Accrued salaries, wages and
           benefits....................     266         660
         Other accrued expenses........     417         825
         Deferred income taxes.........    (193)       (634)
       Other assets....................    (137)       (119)
       Other long-term liabilities.....    (816)       (129)

    Net cash provided (used) by
      operating activities............. $(3,124)    $   259



Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

Net sales decreased $5.9 million or 13.5% for the three month period ended July 2, 1995 from the comparable 1994 period. For the six month period, net sales decreased $5.7 million or 6.4% from the comparable 1994 period. The decreases for these periods were due principally to lower unit volume, partially offset by the additional volume from upholstered products.

Gross profit margin for the three month period of 1995 increased to 21.1% and 20.6% for the six month period from 19.4% for the comparable 1994 periods. The higher gross profit margin was due principally to increased prices, a moderation in lumber cost increases and a more favorable product mix.

Selling, general and administrative expenses as a percentage of net sales increased to 16.1% for the three month period and 15.7% for the six month period from 14.0% in both the 1994 comparable periods. The increase for the 1995 three month period was due principally to lower net sales. For the six month period of 1995, these expenses increased 5.3% as a result of increased selling costs associated with "The Saturday Evening Post/Norman Rockwell Home Furnishings Collection" and increased expenses associated with the new upholstered furniture products including the expansion of the High Point, North Carolina showroom.

During the second quarter, the Company was released from a lease obligation at its previously closed Waynesboro, Virginia manufacturing facility. Accordingly, the Company has recognized a pretax credit of $1.1 million related to the reversal of an accrual set up in 1991 for the closing of the facility. Unusual items for the second quarter of 1995 also include a pretax charge of $936,000 for severance resulting from the resignation of the Company's Chief Operating Officer.

As a result of the above, operating income as a percentage of net sales decreased to 5.3% in the 1995 three month period from 5.4% in the comparable 1994 period. For the six month period of 1995, operating income as a percentage of net sales decreased to 5.1% from 5.4% in the comparable 1994 period. Upholstery operations reduced operating income by approximately $236,000 and $445,000 during the three and six month period of 1995, respectively.

Interest expense for both the 1995 three month and six month periods increased principally due to higher debt levels.





Financial Condition, Liquidity and Capital Resources

In June 1995, the Company completed the issuance of a $10.0 million 7.57% senior note due 2005 in a private placement of debt. The proceeds from the senior note was used to purchase two plant facilities which were previously being leased. Long-term debt at July 2, 1995 was $48.1 million. Aggregate maturities of long-term debt for the next five years are as follows: 1996-$650,000; 1997- $9.4 million; 1998-$5.1 million; 1999-$5.1 million; 2000-$5.2 million. As of July 2, 1995 approximately $13.6 million of additional borrowings were available under the revolving credit facility. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

The Company used cash in operations of $3.1 million in the 1995 six month period, funded by net borrowings from the revolving credit facility. The decrease in cash provided by operations was a result of lower sales volume and increased inventory levels. Cash was also required for higher interest payments offset by lower tax payments. During the 1994 six month period, cash of $259,000 was provided from operations. Operating cash flows in 1994 included proceeds of $4.6 million from insurance and $2.7 million of cash paid to suppliers both related to the 1993 fire. Excluding the effect of the fire, cash was required in the 1994 period to support higher accounts receivable requirements reflecting higher sales levels, higher payments to suppliers and employees as a result of higher production levels, and higher tax payments. These higher payments in the 1994 period were partially offset by lower interest payments due principally to lower debt levels resulting from the 1993 public offering.

Net cash flow used by investing activities was $12.7 million in the 1995 period compared to $2.3 million in the 1994 period. As noted above, proceeds of $10.0 from the senior note and additional borrowings from the revolving credit facility were used to purchase $10.5 million of real estate. The remaining expenditures were primarily for plant and equipment and other assets in the normal course of business.

Net cash provided by financing activities was $15.7 million in the 1995 period compared to $2.2 million in the comparable 1994 period. Excluding the real estate transaction, the remaining 1995 borrowings and the 1994 borrowings provided cash for operations and other capital expenditures. In the 1994 period, the Company completed the private placement of $30.0 million of 7.28% senior notes and the refinancing of its revolving credit facility. The proceeds from the senior notes were used to repay the existing term note and a portion of the revolving credit facility.

PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders


(a)      The annual meeting of the Company's shareholders was held
         April 20, 1995.

(b) The shareholders of the Company elected one director for a three-year term expiring at the Annual Meeting of Shareholders to be held in 1998. The election was approved by the following vote:

                                 For        Withheld

         Edward J. Mack       4,498,911     104,875

(c)(i) The shareholders approved the ratification of the selection of Coopers & Lybrand L.L.P. as the independent public accountants for the Company for the current fiscal year. The ratification was approved by the following vote:

               FOR                4,596,308

               AGAINST                2,363

               ABSTAIN                5,115

(c)(ii) The shareholders approved the 1994 Stock Option Plan by the following vote:

               FOR                4,098,793

               AGAINST              331,854

               ABSTAIN              168,104

               BROKERS NONVOTE        5,035

(c)(iii) The shareholders approved the Stanley Furniture Company,
         Inc. Executive Loan Plan by the following vote:

               FOR                4,095,132

               AGAINST              335,216

               ABSTAIN              168,104

               BROKERS NONVOTE        5,334

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 10. The long term debt as shown on the balance sheet of the Company at June 26, 1994 includes a $10 million 7.57% Senior Note due 2005. The documents evidencing this obligation are omitted pursuant to Regulation S-K, Item 601(b)(4)(iii) and will be furnished to the Securities and Exchange Commission upon request.

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

                                   STANLEY FURNITURE COMPANY, INC.


Date: August 1, 1995               By: /s/ Douglas I. Payne
                                       Douglas I. Payne
                                       Vice President of Finance,
                                       Secretary and Treasurer
                                       (Principal Financial and
                                       Accounting Officer)




                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q
(Mark One)

   X       Quarterly report pursuant to Section 13 or 15(d) of the
  Securities Exchange Act of 1934

For the quarterly period ended July 2, 1995 or

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
        (Address of principal executive offices, Zip Code)


                          (540) 627-2000
      (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 1, 1995.

          Class                                     Number

Common Stock, par value $.02 per share          4,726,550 Shares

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      STANLEY FURNITURE COMPANY, INC.
                               BALANCE SHEETS
                     (In thousands, except share data)




ASSETS                                    July 2,
                                            1995     December 31,
                                        (Unaudited)     1994
Current assets:
  Cash.................................  $    223     $    301
  Accounts receivable, less allowances
    of $1,106 and $933, respectively...    19,943       23,760
  Inventories:
    Finished goods.....................    29,187       20,893         Work-
in-process....................     5,221        5,957         Raw
materials......................    13,519       13,055
                         47,927       39,905

  Prepaid expenses and other current
    assets.............................     1,065        1,446
  Deferred income taxes................     2,058        2,003

      Total current assets.............    71,216       67,415

Property, plant and equipment, at cost.    76,868       64,827
  Less accumulated depreciation........    21,922       20,049
                                           54,946       44,778
Excess of cost over fair value of net
  assets acquired, less accumulated
  amortization of $2,184 and $2,016,
  respectively.........................    11,256       11,424
Other assets...........................     1,236          902

                                         $138,654     $124,519









                The accompanying notes are an integral part
                       of the financial statements.



                      STANLEY FURNITURE COMPANY, INC.
                        BALANCE SHEETS (CONTINUED)
                     (In thousands, except share data)




LIABILITIES                            July 2,
                                        1995        December 31,
                                     (Unaudited)        1994
Current liabilities:
  Accounts payable.................   $ 12,409        $ 14,659
  Accrued salaries, wages and
    benefits.......................      7,385           7,119       Other
accrued expenses...........      2,998           2,725
  Current maturities of long-term
    debt...........................        650
    Total current liabilities......     23,442          24,503

Long-term debt.....................     48,062          33,395     Deferred
income taxes..............     11,403          11,541     Other long-term
liabilities........      3,434           4,250
  Total liabilities................     86,341          73,689

STOCKHOLDERS' EQUITY

Common stock, $.02 par value,
  10,000,000 shares authorized,
  4,726,550 shares issued and
  outstanding......................         94              94
Capital in excess of par value.....     64,497          64,527
Deficit............................    (12,278)        (13,791)
  Total stockholders' equity.......     52,313          50,830

                                      $138,654        $124,519













                The accompanying notes are an integral part
                       of the financial statements.

                  STANLEY FURNITURE COMPANY, INC.
                     STATEMENTS OF OPERATIONS
                            (Unaudited)
               (In thousands, except per share data)




                                         Three Months           Six Months
                                             Ended                 Ended

                                      July 2,    June 26,   July 2,    June 26,
                                        1995       1994       1995       1994

Net sales..........................   $38,163    $44,101    $83,152    $88,838

Cost of sales......................    30,113     35,557     66,001     71,617

    Gross profit...................     8,050      8,544     17,151     17,221


Selling, general and administrative
  expenses.........................     6,152      6,156     13,055     12,401

Unusual items                            (136)                 (136)

    Operating income...............     2,034      2,388      4,232      4,820
Gain on insurance settlement.......                                     (2,379)
Other expense, net.................        66         83        197        223
Interest expense...................       829        752      1,594      1,479

  Income from continuing operations
    before income taxes............     1,139      1,553      2,441      5,497
Income tax provision...............       420        596        928      2,154

  Income from continuing operations       719        957      1,513      3,343

Discontinued operations including
  provisions for operating losses
  of $1,721........................                                     (2,758)

Net income.........................   $   719    $   957    $ 1,513    $   585

Earnings (loss) per common share:
  Continuing operations............   $   .15    $   .20    $   .32    $   .70
  Discontinued operations..........                                       (.58)
     Net income....................   $   .15    $   .20    $   .32    $   .12

Weighted average number of shares..     4,727      4,726      4,727      4,724









            The accompanying notes are an integral part
                   of the financial statements.

                 STANLEY FURNITURE COMPANY, INC.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (In thousands)


                                               Six Months
                                                  Ended
                                           July 2,      June 26,
                                             1995         1994

Cash flows from operating activities:

Cash received from customers............   $87,052      $88,136
Cash paid to suppliers and employees....   (87,866)     (87,459)
Interest paid...........................    (1,719)        (931)
Income taxes paid, net..................      (591)      (3,283)
Proceeds received on insurance coverage.                  4,625
Operating activities of discontinued
  operations............................                   (829)

  Net cash provided (used) by operating
    activities..........................    (3,124)         259

Cash flows from investing activities:

Capital expenditures....................   (12,550)      (2,229)
Purchase of other assets................      (139)        (390)
Proceeds from sale of assets............        25           37
Investing activities of discontinued
  operations............................                    301

  Net cash used by investing activities.   (12,664)      (2,281)

Cash flows from financing activities:

Issuance of senior notes................    10,000       30,000
Repayment of term note..................                (16,569)
Proceeds from (repayment of) revolving
  credit facility, net..................     5,325      (11,276)
Proceeds from insurance policy loans....       385
Proceeds from issuance of stock options.                     66
  Net cash provided by financing
    activities..........................    15,710        2,221

Net increase (decrease) in cash.........       (78)         199
Cash at beginning of year...............       301          200
Cash at end of quarter..................   $   223      $   399


          The accompanying notes are an integral part of the financial statements.

                 STANLEY FURNITURE COMPANY, INC.
                  NOTES TO FINANCIAL STATEMENTS
         (In thousands, except share and per share data)


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

 2.  Property, Plant and Equipment

                                         July 2,
                                           1995       December 31,
                                       (Unaudited)        1994

     Land and buildings..............   $32,267         $17,853
     Machinery and equipment.........    41,960          41,059
     Leasehold improvements..........       153           3,986
     Furniture, fixtures and office
       equipment.....................     1,266           1,289
     Construction in progress........     1,222             640
                                        $76,868         $64,827


On June 30, 1995, the Company purchased the manufacturing facilities at its Stanleytown, VA and West End, NC locations, which it previously leased. The total purchase price was $10.5 million for both plants. As a result of the purchase, the Company also reclassified the related leasehold improvements with a net book value of $3.3 million to land and building. The purchase will result in lower annual rental expense of $1.1 million through October 1999, the remaining term of the lease. The buildings and improvements will be depreciated on a straight-line basis over their remaining estimated useful life of 20-30 years.










                 STANLEY FURNITURE COMPANY, INC.
                  NOTES TO FINANCIAL STATEMENTS
         (In thousands, except share and per share data)


 3.  Long-Term Debt

                                         July 2,
                                           1995        December 31,
                                       (Unaudited)         1994

     7.28% senior notes due March
       15, 2004.....................    $30,000         $30,000
     7.57% senior note due June
       30, 2005.....................     10,000
     Revolving credit facility......      8,559           3,234
     7% convertible subordinated
       debentures due April 1, 2012.        153             161
         Total                           48,712          33,395

     Less current maturities........        650
                                        $48,062         $33,395



In June 1995, the Company completed the issuance of $10.0 million
7.57% senior note due 2005 in a private placement of debt. The proceeds from the senior note was used to purchase real estate at two plant facilities, as discussed in Note 2.

 4.  Unusual Items

     During the second quarter, the Company was released from a lease obligation at its previously closed Waynesboro, Virginia manufacturing facility. Accordingly, the Company has recognized a pretax credit of $1.1 million related to the reversal of an accrual set up in 1991 for the closing of the facility. Unusual items for the second quarter of 1995 also include a pretax charge for severance resulting from the resignation of the Company's Chief Operating Officer.









                 STANLEY FURNITURE COMPANY, INC.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
         (In thousands, except share and per share data)



 5.  Supplemental Cash Flow Information

Following is a reconciliation of net income to net cash provided by operating activities for the six months ended:


                                        July 2,     June 26,
                                          1995        1994

   Net income.......................... $ 1,513     $   585

   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation and amortization...   2,365       2,168
       Loss on sale of assets..........      44          65
       Loss on disposal of fabric divi-
         sion..........................               2,758
       Other...........................     (30)
       Changes in assets and liabili-
         ties:
         Accounts receivable...........   3,817        (427)
         Inventories...................  (8,022)     (5,693)
         Income taxes recoverable......     530         (44)
         Prepaid expenses and other
           current assets, net.........    (628)         38
         Insurance claim receivable....               2,029
         Operating assets of discon-
           tinued operations...........                (829)
         Accounts payable..............  (2,250)       (994)
         Accrued salaries, wages and
           benefits....................     266         660
         Other accrued expenses........     417         825
         Deferred income taxes.........    (193)       (634)
       Other assets....................    (137)       (119)
       Other long-term liabilities.....    (816)       (129)

    Net cash provided (used) by
      operating activities............. $(3,124)    $   259







Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

Net sales decreased $5.9 million or 13.5% for the three month period ended July 2, 1995 from the comparable 1994 period. For the six month period, net sales decreased $5.7 million or 6.4% from the comparable 1994 period. The decreases for these periods were due principally to lower unit volume, partially offset by the additional volume from upholstered products.

Gross profit margin for the three month period of 1995 increased to 21.1% and 20.6% for the six month period from 19.4% for the comparable 1994 periods. The higher gross profit margin was due principally to increased prices, a moderation in lumber cost increases and a more favorable product mix.

Selling, general and administrative expenses as a percentage of net sales increased to 16.1% for the three month period and 15.7% for the six month period from 14.0% in both the 1994 comparable periods. The increase for the 1995 three month period was due principally to lower net sales. For the six month period of 1995, these expenses increased 5.3% as a result of increased selling costs associated with "The Saturday Evening Post/Norman Rockwell Home Furnishings Collection" and increased expenses associated with the new upholstered furniture products including the expansion of the High Point, North Carolina showroom.

During the second quarter, the Company was released from a lease obligation at its previously closed Waynesboro, Virginia manufacturing facility. Accordingly, the Company has recognized a pretax credit of $1.1 million related to the reversal of an accrual set up in 1991 for the closing of the facility. Unusual items for the second quarter of 1995 also include a pretax charge of $936,000 for severance resulting from the resignation of the Company's Chief Operating Officer.

As a result of the above, operating income as a percentage of net sales decreased to 5.3% in the 1995 three month period from 5.4% in the comparable 1994 period. For the six month period of 1995, operating income as a percentage of net sales decreased to 5.1% from 5.4% in the comparable 1994 period. Upholstery operations reduced operating income by approximately $236,000 and $445,000 during the three and six month period of 1995, respectively.

Interest expense for both the 1995 three month and six month periods increased principally due to higher debt levels.





Financial Condition, Liquidity and Capital Resources

In June 1995, the Company completed the issuance of a $10.0 million 7.57% senior note due 2005 in a private placement of debt. The proceeds from the senior note was used to purchase two plant facilities which were previously being leased. Long-term debt at July 2, 1995 was $48.1 million. Aggregate maturities of long-term debt for the next five years are as follows: 1996-$650,000; 1997- $9.4 million; 1998-$5.1 million; 1999-$5.1 million; 2000-$5.2 million. As of July 2, 1995 approximately $13.6 million of additional borrowings were available under the revolving credit facility. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

The Company used cash in operations of $3.1 million in the 1995 six month period, funded by net borrowings from the revolving credit facility. The decrease in cash provided by operations was a result of lower sales volume and increased inventory levels. Cash was also required for higher interest payments offset by lower tax payments. During the 1994 six month period, cash of $259,000 was provided from operations. Operating cash flows in 1994 included proceeds of $4.6 million from insurance and $2.7 million of cash paid to suppliers both related to the 1993 fire. Excluding the effect of the fire, cash was required in the 1994 period to support higher accounts receivable requirements reflecting higher sales levels, higher payments to suppliers and employees as a result of higher production levels, and higher tax payments. These higher payments in the 1994 period were partially offset by lower interest payments due principally to lower debt levels resulting from the 1993 public offering.

Net cash flow used by investing activities was $12.7 million in the 1995 period compared to $2.3 million in the 1994 period. As noted above, proceeds of $10.0 from the senior note and additional borrowings from the revolving credit facility were used to purchase $10.5 million of real estate. The remaining expenditures were primarily for plant and equipment and other assets in the normal course of business.

Net cash provided by financing activities was $15.7 million in the 1995 period compared to $2.2 million in the comparable 1994 period. Excluding the real estate transaction, the remaining 1995 borrowings and the 1994 borrowings provided cash for operations and other capital expenditures. In the 1994 period, the Company completed the private placement of $30.0 million of 7.28% senior notes and the refinancing of its revolving credit facility. The proceeds from the senior notes were used to repay the existing term note and a portion of the revolving credit facility.




PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders


(a)      The annual meeting of the Company's shareholders was held
         April 20, 1995.

(b) The shareholders of the Company elected one director for a three-year term expiring at the Annual Meeting of Shareholders to be held in 1998. The election was approved by the following vote:

                                 For        Withheld

         Edward J. Mack       4,498,911     104,875

(c)(i) The shareholders approved the ratification of the selection of Coopers & Lybrand L.L.P. as the independent public accountants for the Company for the current fiscal year. The ratification was approved by the following vote:

               FOR                4,596,308

               AGAINST                2,363

               ABSTAIN                5,115

(c)(ii) The shareholders approved the 1994 Stock Option Plan by the following vote:

               FOR                4,098,793

               AGAINST              331,854

               ABSTAIN              168,104

               BROKERS NONVOTE        5,035

(c)(iii) The shareholders approved the Stanley Furniture Company,
         Inc. Executive Loan Plan by the following vote:

               FOR                4,095,132

               AGAINST              335,216

               ABSTAIN              168,104

               BROKERS NONVOTE        5,334



Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 10. The long term debt as shown on the balance sheet of the Company at June 26, 1994 includes a $10 million 7.57% Senior Note due 2005. The documents evidencing this obligation are omitted pursuant to Regulation S-K, Item 601(b)(4)(iii) and will be furnished to the Securities and Exchange Commission upon request.

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

                                   STANLEY FURNITURE COMPANY, INC.


Date: August 1, 1995               By: /s/ Douglas I. Payne
                                       Douglas I. Payne
                                       Vice President of Finance,
                                       Secretary and Treasurer
                                       (Principal Financial and
                                       Accounting Officer)