Form 10-Q
period 1995-10-01
STANLEY FURNITURE CO INC/
filed 1995-10-18
CIK 797465

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q
(Mark One)

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 1995 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 18, 1995.

          Class                                     Number

Common Stock, par value $.02 per share          4,726,550 Shares

                 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 STANLEY FURNITURE COMPANY, INC.
                          BALANCE SHEETS
                (In thousands, except share data)



                                        (Unaudited)
                                         October 1,    December 31,
                                            1995         1994

ASSETS

Current assets:
  Cash.................................  $    273     $    301
  Accounts receivable, less allowances
    of $1,243 and $933, respectively...    25,261       23,760

  Inventories:
    Finished goods.....................    24,285       20,893
    Work-in-process....................     4,890        5,957
    Raw materials......................    12,508       13,055
                                           41,683       39,905

  Prepaid expenses and other current
    assets.............................       749        1,446
  Deferred income taxes................     2,058        2,003

      Total current assets.............    70,024       67,415

Property, plant and equipment, at cost.    77,309       64,827
  Less accumulated depreciation........    23,075       20,049
                                           54,234       44,778
Excess of cost over fair value of net
  assets acquired, less accumulated
  amortization of $2,268 and $2,016,
  respectively.........................    11,172       11,424
Other assets...........................     1,872          902

                                         $137,302     $124,519





           The accompanying notes are an integral part of the financial statements.

                 STANLEY FURNITURE COMPANY, INC.
                   BALANCE SHEETS (CONTINUED)
                (In thousands, except share data)





                                     (Unaudited)
                                      October 1,    December 31,
                                         1995            1994

LIABILITIES

Current liabilities:
  Accounts payable.................   $ 11,463        $ 14,659
  Accrued salaries, wages and
    benefits.......................      8,577           7,119
  Other accrued expenses...........      2,899           2,725
  Current maturities of long-term
    debt...........................        650
    Total current liabilities......     23,589          24,503

Long-term debt.....................     45,634          33,395
Deferred income taxes..............     11,403          11,541
Other long-term liabilities........      3,365           4,250
  Total liabilities................     83,991          73,689

STOCKHOLDERS' EQUITY

Common stock, $.02 par value,
  10,000,000 shares authorized,
  4,726,550 shares issued and
  outstanding......................         94              94
Capital in excess of par value.....     64,497          64,527
Deficit............................    (11,280)        (13,791)
  Total stockholders' equity.......     53,311          50,830

                                      $137,302        $124,519









           The accompanying notes are an integral part of the financial statements.

                  STANLEY FURNITURE COMPANY, INC.
                     STATEMENTS OF OPERATIONS
                            (Unaudited)
               (In thousands, except per share data)

                                   Three Months           Nine Months
                                      Ended                 Ended

                               October    September  October   September
                               1, 1995    25, 1994   1, 1995   25, 1994

Net sales...................   $44,706     $43,845   $127,858  $132,683

Cost of sales...............    35,611      34,980    101,612   106,597

    Gross profit............     9,095       8,865     26,246    26,086


Selling, general and admini-
  strative expenses.........     6,347       6,521     19,402    18,922

Unusual items                                                      (136)

    Operating income........     2,748       2,344      6,980     7,164
Gain on insurance settlement                                     (2,379)
Other expense, net..........       109         206        306       429
Interest expense............     1,028         741      2,622     2,220

  Income from continuing oper-
    ations before income taxes   1,611       1,397      4,052     6,894
Income tax provision........       613         534      1,541     2,688

  Income from continuing opera-
    tions...................       998         863      2,511     4,206

Discontinued operations in-
  cluding provisions for
  operating losses of $1,721                                     (2,758)

Net income...................  $   998     $   863   $  2,511  $  1,448

Earnings (loss) per common
  share:
  Continuing operations......  $   .21     $   .18   $    .53  $    .89
  Discontinued operations....                                      (.58)
     Net income..............  $   .21     $   .18   $    .53  $    .31

Weighted average number of
  shares.....................    4,727       4,726      4,727     4,725

            The accompanying notes are an integral part
                   of the financial statements.

                 STANLEY FURNITURE COMPANY, INC.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (In thousands)

                                                Nine Months
                                                   Ended
                                           October     September
                                           1, 1995     25, 1994

Cash flows from operating activities:

Cash received from customers............  $126,394     $129,956
Cash paid to suppliers and employees....  (122,447)    (126,668)
Interest paid...........................    (3,019)      (2,335)

Income taxes paid, net..................      (932)      (4,176)
Proceeds received on insurance coverage.                  4,625
Operating activities of discontinued
  operations............................                   (868)

  Net cash (used) provided by operating
    activities..........................        (4)         534

Cash flows from investing activities:

Capital expenditures....................   (12,932)      (3,614)
Purchase of other assets................      (399)        (407)
Proceeds from sale of assets............        25          441

  Net cash used by investing activities.   (13,306)      (3,580)

Cash flows from financing activities:

Issuance of senior notes................    10,000       30,000
Repayment of term note..................                (16,569)
Proceeds from (repayment of) revolving
  credit facility, net..................     2,897      (10,764)
Proceeds from insurance policy loans....       385          345
Proceeds from issuance of stock options.                     66
  Net cash provided by financing
    activities..........................    13,282        3,078

Net (decrease) increase in cash.........       (28)          32
Cash at beginning of year...............       301          200
Cash at end of quarter..................  $    273     $    232



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

 2.  Property, Plant and Equipment

                                      (Unaudited)
                                       October 1,      December 31,
                                          1995            1994

     Land and buildings..............   $32,888         $17,853
     Machinery and equipment.........    42,277          41,059
     Leasehold improvements..........       153           3,986
     Furniture, fixtures and office
       equipment.....................     1,349           1,289
     Construction in progress........       642             640
                                        $77,309         $64,827


On June 30, 1995, the Company purchased the manufacturing facilities at its Stanleytown, VA and West End, NC locations, which it previously leased. The total purchase price was $10.5 million for both plants. As a result of the purchase, the Company also reclassified the related leasehold improvements with a net book value of $3.3 million to land and building. The purchase will result in lower annual rental expense of $1.1 million through October 1999, the remaining term of the lease. The buildings and improvements are being depreciated on a straight-line basis over their remaining estimated useful life of 20-30 years.

                 STANLEY FURNITURE COMPANY, INC.
                  NOTES TO FINANCIAL STATEMENTS
                         (In thousands)


 3.  Long-Term Debt

                                      (Unaudited)
                                       October 1,     December 31,
                                          1995           1994

     7.28% senior notes due March
       15, 2004.....................    $30,000        $30,000
     7.57% senior note due June
       30, 2005.....................     10,000
     Revolving credit facility......      6,131          3,234
     7% convertible subordinated
       debentures due April 1, 2012.        153            161
         Total                           46,284         33,395

     Less current maturities........        650
                                        $45,634        $33,395

Effective August 21, 1995, the Company's $25.0 million revolving credit facility was amended (the Amended Facility). The maturity date was extended to August, 1998. Borrowings under the Amended Facility bear interest at prime (prime was 8.75% on October 1, 1995) or at the Company's option at a rate equal to the reserve adjusted LIBOR rate plus 1.0% per annum rate. The Amended Facility is not subject to a termination penalty.

In June 1995, the Company completed the issuance of $10.0 million
7.57% senior note due 2005 in a private placement of debt. The proceeds from the senior note were used to purchase real estate at two plant facilities, as discussed in Note 2.

 4.  Unusual Items

During the second quarter, the Company was released from a lease obligation at its previously closed Waynesboro, Virginia manufacturing facility. Accordingly, the Company has recognized a pretax credit of $1.1 million related to the reversal of an accrual set up in 1991 for the closing of the facility. Unusual items also include a pretax charge for severance resulting from the resignation of the Company's Chief Operating Officer.

                 STANLEY FURNITURE COMPANY, INC.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                         (In thousands)


 5.  Supplemental Cash Flow Information

Following is a reconciliation of net income to net cash provided by operating activities for the nine months ended:


                                        October     September
                                        1, 1995     25, 1994

   Net income.......................... $ 2,511     $ 1,448

   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation and amortization...   3,529       3,296
       Loss on sale of assets..........      44         141
       Loss on disposal of fabric divi-
         sion..........................               2,758
       Other...........................     (30)
       Changes in assets and liabili-
         ties:
         Accounts receivable...........  (1,501)     (2,500)
         Inventories...................  (1,778)     (2,919)
         Prepaid expenses and other
           current assets, net.........    (265)       (493)
         Insurance claim receivable....               2,029
         Operating assets of discon-
           tinued operations...........                (868)
         Accounts payable..............  (3,196)     (1,797)
         Accrued salaries, wages and
           benefits....................   1,458         195
         Other accrued expenses........     356         (36)
         Deferred income taxes.........    (193)       (478)
       Other assets....................     (54)        (48)
       Other long-term liabilities.....    (885)       (194)

    Net cash provided (used) by
      operating activities............. $    (4)    $   534

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

Net sales increased $861,000 or 2.0% for the three month period ended October 1, 1995 from the comparable 1994 period, due principally to higher average selling prices and the additional volume from the new upholstered product line. For the nine month period, net sales decreased $4.8 million or 3.6% from the comparable 1994 period, due principally to lower unit volume, partially offset by higher average selling prices and the additional volume from the new upholstered product line.

Gross profit margin for the three and nine month period of 1995 increased to 20.3% and 20.5%, respectively from 20.2% and 19.7% in each of the comparable 1994 periods. The higher gross profit margin was due principally to increased prices, a moderation in lumber cost increases, a more favorable product mix and the favorable impact from the purchase of the previously leased manufacturing facilities discussed in Note 2 of the Notes to
Financial Statements.   The increase in gross profit margin was
partially offset by an increased overhead absorption rate resulting from lower output levels during the 1995 third quarter.

Selling, general and administrative expenses as a percentage of net sales for the three month period decreased to 14.2% from 14.9% for the comparable 1994 period principally due to lower merchandising expense. Selling, general and administrative expenses as a percentage of net sales for the nine month period of 1995 increased to 15.2% from 14.3% in the comparable 1994 periods due to lower net sales and increased selling cost associated with new products.

During the second quarter, the Company was released from a lease obligation at its previously closed Waynesboro, Virginia manufacturing facility. Accordingly, the Company has recognized as an unusual item a pretax credit of $1.1 million related to the reversal of an accrual set up in 1991 for the closing of the facility. Unusual items for 1995 also included a pretax charge of $936,000 for severance resulting from the resignation of the Company's Chief Operating Officer.

As a result of the above, operating income as a percentage of net sales for the three month period increased to 6.1% from 5.3% in the comparable three month period of 1994. Operating income as a percentage of net sales for the nine month period approximated the 1994 period. The Company estimates that upholstery operations reduced operating income by approximately $289,000 and $734,000 during the three and nine month period of 1995, respectively.

Interest expense for both the 1995 three month and nine month periods increased principally due to higher debt levels, resulting from the purchase of two previously leased manufacturing facilities on June 30, 1995.


Financial Condition, Liquidity and Capital Resources

In June 1995, the Company issued a $10.0 million 7.57% senior note due 2005 in a private placement of debt. The proceeds from the senior note were used to purchase two previously leased manufacturing facilities. Long-term debt at October 1, 1995 was $45.6 million. Aggregate maturities of long-term debt for the next five years are as follows: 1996-$650,000; 1997-$878,000 million;
1998-$11.2 million; 1999-$5.1 million; 2000-$5.2 million. As of
October 1, 1995 approximately $17.8 million of additional borrowings were available under the revolving credit facility. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

Cash provided from the Company's operations during the 1995 nine month period virtually funded operating activities. Cash was required for higher interest payments offset by lower tax payments and less cash paid to suppliers and employees due to reduced
inventory levels.   During the 1994 nine month period, cash
provided by operations of $534,000 and net borrowings from the revolving credit facility of $3.1 million were used to fund capital expenditures of $3.6 million. Operating cash flows in 1994 included proceeds of $4.6 million from insurance and $2.7 million of cash paid to suppliers, both related to the 1993 fire at the Stanleytown manufacturing facility. Excluding the effect of the fire, cash was required in the 1994 period to support higher accounts receivable requirements reflecting higher sales levels, higher payments to suppliers and employees as a result of higher production levels, and higher tax payments. These higher payments in the 1994 period were partially offset by lower interest payments due principally to lower debt levels resulting from the 1993 public offering.

Net cash used by investing activities was $13.3 million in the 1995 period compared to $3.6 million in the 1994 period. As noted above, proceeds of $10.0 million from the senior note and additional borrowings from the revolving credit facility were used to purchase $10.5 million of previously leased manufacturing facilities. The remaining expenditures were primarily for plant and equipment and other assets in the normal course of business, funded by borrowings from the revolving credit facility.

Net cash provided by financing activities was $13.3 million in the 1995 period compared to $3.1 million in the comparable 1994 period. The 1994 borrowings of $3.1 million provided cash for operations and other capital expenditures. In the 1994 period, the Company completed the private placement of $30.0 million of 7.28% senior notes and the refinancing of its revolving credit facility. The proceeds from the senior notes were used to repay a term note and a portion of the revolving credit facility.

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

                                   STANLEY FURNITURE COMPANY, INC.


Date: October 18, 1995             By: /s/ Douglas I. Payne
                                       Douglas I. Payne
                                       Vice President of Finance,
                                       Secretary and Treasurer
                                       (Principal Financial and
                                       Accounting Officer)