Form 10-Q/A
period 1995-10-01
STANLEY FURNITURE CO INC/
filed 1995-10-24
CIK 797465

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                           FORM 10-Q/A
                          Amendment #1
(Mark One)

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

                  STANLEY FURNITURE COMPANY, INC.
                     STATEMENTS OF OPERATIONS
                            (Unaudited)
               (In thousands, except per share data)

                            Three Months           Nine Months
                                Ended                 Ended

                         October    September  October   September
                         1, 1995    25, 1994   1, 1995   25, 1994

Net sales............    $44,706     $43,845   $127,858 $132,683

Cost of sales........     35,611      34,980    101,612  106,597

    Gross profit.....      9,095       8,865     26,246   26,086

Selling, general and ad-
  ministrative expenses    6,347       6,521     19,402   18,922

Unusual items                                      (136)
    Operating income.      2,748       2,344      6,980    7,164
Gain on insurance
    settlement.......                                     (2,379)
Other expense, net...        109         206        306      429
Interest expense.....      1,028         741      2,622    2,220

  Income from continuing
    operations before income
    taxes............      1,611       1,397      4,052    6,894
Income tax provision.        613         534      1,541    2,688

  Income from continuing
    operations.......        998         863      2,511    4,206

Discontinued operations
  including provisions for
  operating losses of $1,721..                            (2,758)

Net income...........    $   998     $   863   $  2,511 $  1,448

Earnings (loss) per common share:
  Continuing operations. $   .21     $   .18   $    .53 $    .89
  Discontinued opera-
    tions............                                       (.58)
     Net income......    $   .21     $   .18   $    .53 $    .31

Weighted average number
  of shares..........      4,727       4,726      4,727    4,725

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



ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


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


Financial Condition, Liquidity and Capital Resources

In June 1995, the Company issued a $10.0 million 7.57% senior note due 2005 in a private placement of debt. The proceeds from the senior note were used to purchase two previously leased manufacturing facilities. Long-term debt at October 1, 1995 was $45.6 million. Aggregate maturities of long-term debt for the next five years are as follows: 1996-$650,000; 1997-$878,000; 1998-
$11.2 million; 1999-$5.1 million; 2000-$5.2 million. As of October 1, 1995 approximately $17.8 million of additional borrowings were available under the revolving credit facility. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

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

                                   STANLEY FURNITURE COMPANY, INC.


Date: October 24, 1995             By: /s/ Douglas I. Payne

                                       Douglas I. Payne
                                       Vice President of Finance,
                                       Secretary and Treasurer
                                       (Principal Financial and
                                       Accounting Officer)