Form 10-K
period 1995-12-31
STANLEY FURNITURE CO INC/
filed 1996-02-14
CIK 797465

                                                UNITED STATES
                                     SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C.  20549

                                                  FORM 10-K
(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934    [FEE REQUIRED]

       For the fiscal year ended December 31, 1995

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

Registrant's telephone number, including area code: (540) 627-2000 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

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

Aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price on January 26, 1996: $15,337,245

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of January 26, 1996:

Common Stock, par value $.02 per share               4,726,578
       (Class of Common Stock)                    Number of Shares

Documents incorporated by reference: Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders scheduled for April 25, 1996 are incorporated by reference into Part III.

                                              TABLE OF CONTENTS


Part I                                                       Page


      Item 1      Business.............................        3
      Item 2      Properties...........................        8
      Item 3      Legal Proceedings....................        8
      Item 4      Submission of Matters to a Vote
                    of Security Holders................        8

Part II


      Item 5      Market for Registrant's Common Equity
                    and Related Stockholder Matters....       11
      Item 6      Selected Financial Data..............       12
      Item 7      Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations......................       14
      Item 8      Financial Statements and
                    Supplementary Data.................       17
      Item 9      Changes in and Disagreements with
                    Accountants on Accounting and
                    Financial Disclosure...............       17

Part III

      Items 10 through 13..............................       17

Part IV

      Item 14     Exhibits, Financial Statement
                    Schedule and Reports on Form 8-K...       17

      Signatures.......................................       23

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

     The original predecessor of the Company was founded in 1924.
The Company was incorporated in Delaware in 1984 and was acquired by Stanley Holding Corporation, a Delaware corporation, in a leveraged buy out in January 1989.

     In November 1992, the Company completed a comprehensive financial restructuring. As a result, the Company was the sole surviving corporation and the only outstanding class of the Company's capital stock was common stock.

     In July 1993, the Company completed a public offering of 1,725,000 shares of its common stock at $8.50 per share. The net proceeds of $13.1 million were used to reduce debt. Approximately 61% of the Company's common stock was owned by the ML - Lee Acquisition Fund, L.P., certain affiliates of the Thomas H. Lee Company, and management after the public offering.

     In connection with the financial restructuring, the Company closed its Waynesboro, Virginia facility in 1992 to eliminate excess capacity, and initiated the sale of the Norman's of Salisbury fabric division ("Norman's"). In June 1994, the Company ceased operations at Norman's.

Strategy

     The Company's marketing strategy is to penetrate all available distribution channels compatible with its price niche and to be a single-source provider by offering a broad range of product lines and styles. Product lines include bedroom, dining room, youth, occasional and upholstered furniture. The Company's product styling mix reflects current consumer preferences and covers all major design categories within its price niche. The Company's operating strategy is to provide superior quality, quick delivery, style and value. The Company believes its strategy of penetrating all available distribution channels compatible with its price niche provides it with flexibility to adapt to market changes.

     The Company believes its operating strategy provides its customers with a competitive advantage. In order to respond to demand for shorter lead times and improved quality, the Company's manufacturing process focuses on producing smaller, more frequent and cost effective production runs. As a result, the Company achieved its goal of shipping customer orders within three weeks on average during 1995, with average finished goods inventory turns of
5.2 times. In addition, management believes this operating strategy has helped to improve product quality. Quick delivery and high quality reduce the retailer's inventory investment while minimizing the retailer's re-delivery costs and price markdowns. The Company uses the marketing theme, "We Just Look Expensive," because it believes that the design, quality, and style of its furniture compare favorably with more premium-priced products.

Products and Style

     The Company's broad range of product lines and styles provide retailers a single source for the purchase of upper-medium priced furniture. The range of product lines and number of designs for wood products currently marketed by the Company is set forth in the following table.


                                                  Number of Designs

   Bedroom                                                32
   Dining room                                            28
   Youth bedroom                                          19
   Occasional:
      Living room tables                                  24
      Wall systems                                        13
      Home Office                                          3


     The Company's product styling mix reflects current consumer preferences and covers all major design categories within its upper-medium price niche including European traditional, contemporary, transitional, 18th century, country and nostalgia designs.

     Upholstered furniture products were initially introduced in the Fall of 1994, and consist mainly of stationary sofas, sleepers, love seats and chairs. The Company expanded its upholstered products in 1995 and now offers a variety of frame and fabric selections.

Marketing and Sales

     The Company has developed a diverse and extensive nationwide customer base which the Company believes provides it with flexibility to adapt to market changes. The Company sells its furniture products through approximately 60 independent sales representatives to independent furniture retailers; national accounts such as Sears and J.C. Penney; national and regional chain stores such as Homestead House, Huffman-Koos, Robb & Stucky, R C Willey and Rhodes; and major department stores such as Federated Department Stores. Products are also distributed internationally with approximately 7% of the Company's sales from international customers. The Company currently has approximately 3,600 active customers.

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

     No single customer accounted for more than 10% of the Company's sales in 1995. No material part of the Company's business is dependent upon a single customer, the loss of which would have a material effect on the business of the Company. The loss of several of the Company's major customers could have a material impact on the business of the Company. There are no significant seasonal aspects to the Company's business.

Product Design and Development

     The Company's marketing personnel begin the design process by identifying marketing needs to be fulfilled and conceptualizing product ideas, generally consisting of a group of related furniture pieces. A variety of sketches are produced, usually by Company designers, from which prototype furniture pieces are prepared in consultation with marketing personnel, selected dealers and sales representatives. The Company's engineering department then processes the prototype in preparation for actual full-scale production. Consistent with industry practice, the Company designs and develops new product groups each year, replacing discontinued items or collections.

Manufacturing

     The Company's manufacturing operations complement its marketing strategy by emphasizing superior quality and quick delivery. The Company's manufacturing process produces smaller, more frequent and cost effective runs by identifying and eliminating manufacturing bottlenecks and waste, employing statistical process control, establishing cellular manufacturing and improving relationships with suppliers. In addition, a key element of the Company's manufacturing process is to involve all Company personnel, from hourly associates to management, in the improvement of the manufacturing process by encouraging and responding to suggested methods to improve quality and to reduce manufacturing lead times.

     The Company operates manufacturing facilities in North
Carolina and Virginia consisting of an aggregate of approximately
3 million square feet. The Company considers its present equipment to be generally modern, adequate and well maintained.

Raw Materials

     The principal materials used by the Company in manufacturing its products include lumber, veneers, plywood, particle board, hardware, glue, finishing materials, glass products, laminates, fabrics, metals; and frames, filling and cushioning materials for upholstered products. The Company uses a variety of species of lumber, including cherry, oak, ash, poplar, pine, maple, and mahogany. The Company's five largest suppliers accounted for approximately 22% of its purchases in 1995. The Company believes that its sources of supply for these materials are adequate and that it is not dependent on any one supplier. The furniture industry has experienced increased prices for lumber during the past several years, which is the most significant raw material used by the Company, although there was a moderation in lumber price increases during 1995. While the industry has historically increased prices to reflect such increased costs, there can be no assurance that, if raw material prices increase, market and competitive pressures will permit the Company or its competitors to increase the prices for their products.

Backlog

     The Company schedules production of its various groups based upon actual or anticipated orders. The Company, and the furniture industry, generally honor cancellation of orders prior to shipment, although cancellations generally decrease as demand increases. The Company's backlog of unshipped orders was $21.5 million, $17.4 million, and $26.6 million at December 31, 1995, 1994 and 1993, respectively. The Company's manufacturing process is intended to reduce backlog and to fill orders through manufacturing rather than inventory. Therefore, management believes that the size of its backlog is not necessarily indicative of its operations.

Competition

     The furniture market is highly competitive and includes a large number of foreign and domestic manufacturers. The markets in which the Company competes include a large number of relatively small manufacturers; however, certain competitors of the Company have greater sales volumes and greater financial resources than the Company. While competition occurs principally in the areas of style, quality, service, design and price, the Company believes that its operating strategy, its long-standing relationships with its customers, its consistent support of existing product lines over time and its management experience are competitive advantages.

Associates

     At December 31, 1995, the Company employed approximately 2,700 associates. None of the Company's associates are represented by a labor union. The Company considers its relations with its associates to be good.

Patents and Trademarks

     The trade names of the Company represent many years of continued business, and the Company believes such names are well recognized and associated with quality in the furniture industry. The Company owns a number of patents, trademarks, and licenses, none of which are considered to be material to the Company.

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

     Regulations issued in December 1995 under the Clean Air Act Amendments of 1990 may require the Company to reformulate certain furniture finishes or institute process changes to reduce emissions of hazardous volatile organic compounds. The furniture industry and its suppliers are attempting to develop water-based and other forms of compliant finishing materials to replace commonly-used organic-based finishes which are a major source of regulated emissions. The Company cannot at this time estimate the impact of these new standards on the Company's operations and future capital expenditure requirements, or the cost of compliance.

Item 2.    Properties

     Set forth below is certain information with respect to the Company's principal properties. The Company believes that all these properties are well maintained and in good condition. The Company believes its manufacturing facilities are being efficiently utilized and that it could increase production at its facilities if required by customer demand. Each facility is focused on specific product lines to optimize efficiency. The Company estimates that its facilities are presently operating at approximately 85% of capacity, principally on a one-shift basis. All Company plants are equipped with automatic sprinkler systems and modern fire protection equipment, which management believes are adequate. All facilities set forth below are active and operational, except as noted.

                                     Approximate    Owned        Lease
                                    Facility Size     or       Expiration
        Location      Primary Use   (Square Feet)   Leased        Date

     Stanleytown, VA  Manufacturing   1,660,000     Owned(1)
                      Corporate
                      Headquarters       61,000
     West End, NC     Manufacturing     470,000     Owned(1)
     West End, NC     Lumber Yard                   Leased     May 31, 2007
     Lexington, NC    Manufacturing     635,000     Owned
     Robbinsville, NC Manufacturing     540,000     Owned
     Salisbury, NC    Idle              109,000     Leased(2)  April 30, 2000



(1) These facilities were leased through June 1995 at which time the Company purchased these facilities. See Note 2 of the Notes to Financial Statements.
(2) This facility was subleased through August 1995 and is currently idle. This was the principal facility of Norman's. The Company has the right to purchase the property at any time at its fair market value.

     The Company also leases and maintains approximately 60,000 square feet (8,000 square feet is subleased) of showroom space in High Point, North Carolina and 7,000 square feet of showroom space in San Francisco, California.

Item 3.    Legal Proceedings

     None.

Item 4.    Submission of Matters to a Vote of Security Holders

     None.

           Executive Officers of the Registrant

     The executive officers of the Company are:

          Name               Age             Position

Albert L. Prillaman           50       Chairman, President,
                                       Chief Executive Officer
                                       and Director

C. William Cubberley, Jr.     55       Senior Vice President-
                                       Sales and Marketing

Douglas I. Payne              38       Vice President of Finance,
                                       Treasurer and Secretary

Bobby I. Hodges               58       Senior Vice President-
                                       Manufacturing

William A. Sibbick            39       Vice President-Product
                                       Development and
                                       Merchandising

Joe G. Bost                   49       Vice President-Upholstery


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

     C. William Cubberley, Jr. has been Senior Vice President-Sales and Marketing of the Company since April 1995. He has been a Vice President of the Company since December 1990 and Senior Vice President-Sales and Marketing of the Stanley Furniture division since October 1988. Mr. Cubberley was Senior Vice President-Sales of the Stanley Furniture division from January 1986 to October 1988, when he became Senior Vice President - Sales and Marketing of the Stanley Furniture division.

     Douglas I. Payne has been Vice President of Finance and Treasurer of the Company since September 1993, was Vice President-Treasurer of the Company from December 1989 to September 1993, was Treasurer of the Company from June 1986 to December 1989 and was Assistant Treasurer of the Company from August 1985 to June 1986. Mr. Payne has been Secretary of the Company since September 1988.

     Bobby I. Hodges has been Senior Vice President-Manufacturing of the Company since April 1995. He has been a Vice President since June 1993. He was Senior Vice President-Manufacturing of the Stanley Furniture division from January 1986 until June 1993. He was Vice President-Manufacturing of the Stanley Furniture division from December 1983 until January 1986. Prior to that time, Mr. Hodges was employed by the Company in various positions related to manufacturing management.

     William A. Sibbick has been Vice President-Product Development and Merchandising since April 1995. He was Vice President - Product Development from June 1993 until April 1995. He was Vice President-Senior Product Manager of the Stanley Furniture division from January 1992 until June 1993. Prior to that time, he had been Vice President-Product Manager since his employment in March 1989.

     Joe G. Bost has been Vice President-Upholstery since April
1995. He was President of Norman's of Salisbury since his employment in January 1993 until April 1995. Prior to joining the Company, Mr. Bost was Senior Vice-President of Sales, Marketing, Administration and Manufacturing of Hickorycraft, Inc., a manufacturer of upholstery and occasional tables, a position he held since 1987.

                                                 PART II

Item 5.     Market for Registrant's Common Equity and Related
            Shareholders Matters

     The Company's common stock is traded on the National
Association of Securities Dealers Automated Quotation (NASDAQ)
National Market under the symbol STLY. The table below sets forth the high and low sales prices per share as reported by the NASDAQ
National Market.

                                                 High      Low

1995

First Quarter..........................           9 1/2     7
Second Quarter.........................           8 3/8     7
Third Quarter..........................           8 3/4     7
Fourth Quarter.........................           9         7 3/4


1994

First Quarter..........................          16        13
Second Quarter.........................          15        11
Third Quarter..........................          12 1/2     9
Fourth Quarter.........................          10 3/4     9 3/4

     The quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. As of January 26, 1996, there were approximately 1,500 beneficial shareholders. The Company has not paid any cash dividends and is prohibited from doing so under its bank credit facility.

Item 6.     Selected Financial Data

     The selected financial data for the five years in the period ended December 31, 1995 are derived from the Company's financial statements, which have been audited by Coopers & Lybrand L.L.P. The selected financial data should be read in conjunction with the Financial Statements including the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein.

                                   Stanley Furniture Company, Inc.
                                      Selected Financial Data
                            (In thousands, except per share data)

                                   1995     1994     1993     1992     1991
Operating Results:

Net sales...................... $174,179 $184,342 $167,091 $166,501 $144,169
Cost of sales:
  From products sold...........  137,621  148,453  134,972  132,984  121,027
  Business interruption
    insurance (1)..............                     (5,036)
      Gross profit.............   36,558   35,889   37,155   33,517   23,142
Selling, general and admin-
  istrative expenses...........   26,454   26,483   25,976   25,117   22,877
Unusual items, net(2)..........     (136)
Restructuring charge
  (credit)(3)..................                              (2,078)  14,051

    Operating income (loss)....   10,240    9,406   11,179   10,478 (13,786)
Other expense, net.............      433      444    1,346      686   1,252

Gain on insurance settlement (4)           (2,379)  (2,186)
Interest expense...............    3,534    2,969    3,048    7,058    8,581

  Income (loss) from continu-
    ing operations before
    income taxes...............    6,273    8,372    8,971    2,734  (23,619)

Income tax provision (benefit).    2,384    3,256    3,691    1,053   (9,088)

  Income (loss) from continu-
    ing operations(5).......... $  3,889 $  5,116 $  5,280 $  1,681 $(14,531)

Income from continuing
  operations per common share(5)$    .82 $   1.08 $   1.39 $    .56

Weighted average number of
  shares (6) (7)...............    4,727    4,725    3,792    2,996

Financial Position:

Inventories.................... $ 40,167 $ 39,905 $ 37,684 $ 33,343 $ 34,355

Working capital................   42,422   42,912   40,833   34,650   25,396

Total assets...................  134,551  124,519  124,859  114,302  113,724

Long-term debt.................   40,417   33,395   32,022   46,543   41,221

Subordinated notes payable to
  majority stockholder (6).....                                       20,000

Mandatorily redeemable pre-
  ferred stock (6).............                                       12,662

Preferred stock (6)............                                       15,023
Common stockholders' equity
  (6) (7) (8)..................   54,739   50,830   47,204   29,959  (18,748)


(1) In 1993, the Company recorded $5.0 million of business interruption insurance replacing the gross profit on lost sales due to the fire which occurred in February 1993 at its Stanleytown, Virginia facility. See Note 8 of the Notes to Financial Statements.

(2) In 1995, the Company recognized a pretax credit of $1.1 million after it was released from a lease obligation at its previously closed Waynesboro, Virginia manufacturing facility. Also included is a pretax charge for a severance accrual. See Note 4 of the Notes to Financial Statements.

(3) In 1991, the Company recorded pretax charges of $14.1 million in anticipation of the closing of the Waynesboro, Virginia facility to eliminate excess capacity and the transfer of certain product lines to other manufacturing facilities. Operating income for 1992 includes a restructuring credit of $2.1 million from lower than anticipated costs of closing the Waynesboro facility.

(4) In 1994, the Company recorded a pretax gain of $2.4 million as part of the final insurance settlement. Also, in 1993 a $2.2 million pretax gain was recorded since proceeds exceeded the book value of leasehold improvements and equipment destroyed in the fire. See Note 8 of the Notes to Financial Statements.

(5) Income from continuing operations before insurance related gains was $3.7 million (77 cents per share) in 1994 and $4.3 million (90 cents per share) on a proforma basis in 1993.

(6) In 1992, the Company completed a financial restructuring which resulted in the exchange of certain long-term debt and preferred stock for common stock.

(7) In July 1993, the Company completed a public offering of 1,725,000 shares of common stock at $8.50 per share. The net proceeds of $13.1 million were used to reduce debt.

(8) No dividends have been paid on common stock during any of the years presented.

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

     The following discussion should be read in conjunction with the Selected Financial Data and the Financial Statements and Notes thereto contained elsewhere herein.

Results of Operations

1995 Compared to 1994
         Net sales decreased $10.2 million, or 5.5%, from 1994 levels due principally to lower unit volume, partially offset by the additional volume from the upholstered products and higher average selling prices.

         Gross profit margin increased to 21.0% from 19.5% in 1994. The higher gross profit margin was due principally to increased prices, a moderation in lumber cost increases, a more favorable product mix and the favorable impact from the purchase of the previously leased manufacturing facilities discussed in Note 2 of the Notes to Financial Statements. The increase in gross profit was slightly offset by an increased overhead absorption rate resulting from lower output levels in 1995.

         Selling, general and administrative expenses were approximately the same for both years. However, as a percentage of net sales these expenses increased to 15.2% in 1995 from 14.4% in 1994. The higher percentage was due principally to lower net sales and increased selling cost associated with new products.

         During the second quarter of 1995, the Company was released from a lease obligation at its previously closed Waynesboro, Virginia manufacturing facility. Accordingly, the Company recognized a pretax credit of $1.1 million related to the reversal of an accrual set up in 1991 for the closing of the facility. Unusual items also included a pretax charge for severance resulting from the resignation of the Company's Chief Operating Officer.

         As a result of the above, operating income increased to $10.2 million, or 5.9%, of net sales from $9.4 million, or 5.1%, of net sales in 1994. The Company estimates that upholstery operations reduced operating income by approximately $1.0 million for both
1995 and 1994.

         Interest expense for 1995 increased due principally to higher debt levels, resulting from the purchase of two previously leased manufacturing facilities in June 1995 and also due to slightly higher interest rates.

      The Company's effective tax rate in 1995 decreased to 38.0% from 38.9% in 1994. The lower tax rate in 1995 is principally due to an increase in non-taxable income and increased benefits from export sales.

1994 Compared to 1993
     Net sales increased $17.3 million, or 10.3%, from 1993 levels due principally to higher average selling prices and higher unit volume. Lower unit volume in the 1993 period was due principally to the disruption in production caused by the 1993 fire at the Stanleytown, Virginia facility.

     Gross profit margin decreased to 19.5% from 22.2% in 1993. The higher gross profit percentage for 1993 was due principally to the recognition of $5.0 million of business interruption insurance without the related sales revenue. This $5.0 million represented the estimated settlement proceeds for gross profits lost and other direct costs related to lost sales from the Stanleytown fire.

     Selling, general and administrative expenses as a percentage of net sales was 14.4% and 15.5% for 1994 and 1993, respectively.
The lower percentage was due principally to an increase in net sales and containment of cost.

     As a result of the above, operating income for 1994 decreased to $9.4 million, or 5.1%, of net sales from $11.2 million, or 6.7%, of net sales in 1993. Operating income was reduced by upholstery startup costs of approximately $1.0 million, in 1994.

     In 1994, the Company reached a final insurance settlement on the 1993 fire and recorded a pretax gain of $2.4 million.

     Interest expense approximated the 1993 period due principally to lower average debt levels, which was offset by higher interest rates.

     The Company's effective income tax rate decreased to 38.9% from 41.1% in 1993. The higher 1993 rate was due principally to the effect of the 1% federal statutory rate increase on the prior years' deferred tax balances.

Financial Condition, Liquidity and Capital Resources

     During August 1995, the Company amended its $25.0 million revolving credit facility which extended its maturity date to August 1998. The interest rate under the facility was reduced to prime (8.5% on December 31, 1995) or, at the Company's option, equal to reserve adjusted LIBOR plus 1.0% per annum. In June 1995, the Company issued a $10.0 million 7.57% senior note due 2005 in a private placement of debt and the proceeds were used to purchase two previously leased manufacturing facilities. In February 1994, the Company completed the private placement of $30.0 million of 7.28% senior notes due 2004. The proceeds from the senior notes were used to repay an existing term note and a portion of the revolving credit facility.

     Long-term debt outstanding at December 31, 1995 was $40.4 million. Aggregate maturities of long-term debt for the next five years are as follows: 1996 - $650,000; 1997 - $878,000; 1998 -
$6.0 million; 1999 - $5.1 million; 2000 - $5.2 million. As of December 31, 1995, approximately $21.9 million of additional borrowings were available under the revolving credit facility. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

     During 1995, cash generated from operations of $6.6 million was used to reduce borrowings under the revolving credit facility and to fund capital expenditures in the normal course of business. The increase in cash generated from operations was due principally to lower tax payments of $1.0 million compared to $4.5 million in 1994. Tax payments were higher in 1994 principally due to the timing of installment payments for 1993, resulting from the utilization of net operating losses carried forward from 1992. Also, refunds attributed to 1994 reduced tax payments for 1995. Cash generated from operations, also increased as a result of less cash paid to suppliers and employees due to reduced production levels. During 1994, cash provided by operations of $4.1 million and net borrowings of $1.2 million were used to fund capital expenditures. Cash generated from operations in 1993 of $6.5 million was used to fund capital expenditures and to reduce borrowings under the senior credit facility.

     Operating cash flows in both 1994 and 1993 include proceeds of $4.6 and $23.2 million, respectively, received from insurance in connection with the fire. Cash paid to suppliers in 1994 and 1993 included costs of $2.7 million and $25.2 million, respectively, incurred in connection with the fire. Excluding the effect of the fire, cash was required in the 1994 period to support higher accounts receivable requirements reflecting higher sales levels, higher payments to suppliers and employees as a result of higher production levels and higher tax payments as discussed above.
These higher payments in the 1994 period were partially offset by lower interest payments due principally to lower debt levels. Excluding the cash flow impact from the fire, cash provided by operating activities improved $12.1 million in 1993 principally from higher customer receipts, lower payments for the restructuring program and lower interest payments.

     Net cash used by investing activities was $14.7 million in 1995 compared to $5.2 million and $4.3 million in 1994 and 1993, respectively. As noted above, proceeds of $10.0 million from the senior note and additional borrowings from the revolving credit facility were used to purchase $10.5 million of previously leased manufacturing facilities. Expenditures in the 1994 period include the purchase of equipment and other capital expenditures for the new upholstery operation of approximately $727,000. Except for fire related expenditures in 1993, which were reimbursed by insurance, and the manufacturing facilities purchased in 1995, expenditures in each year were primarily for plant and equipment, and other assets in the normal course of business.

     Net cash provided by financing activities was $8.1 million in 1995 compared to net cash provided by financing activities of $1.2 million in 1994 and cash used by financing activities of $2.7 million in 1993. Cash provided by financing activities in the 1994 period was used to fund capital expenditures. In 1993, cash provided by the public offering ($13.1 million) and from operations enabled the Company to redeem $3.1 million of outstanding senior subordinated debentures and to reduce borrowings under the senior credit facility by $12.8 million.

Discontinued Operations

     Beginning in 1991, the Norman's of Salisbury fabric division
("Norman's") was reflected as a discontinued operation. In 1994, the Company ceased operations at Norman's and liquidated the division resulting in a $2.8 million ($4.5 million pretax) additional loss provision.

Item 8.   Financial Statements and Supplementary Data

     The financial statements and schedule listed in Items 14(a)(1) and (a)(2) hereof are incorporated herein by reference and are filed as part of this report.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

          None.

                                                  PART III

     In accordance with general instruction G(3) of Form 10-K, the information called for by items 10, 11, 12, and 13 of Part III is incorporated by reference to the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders scheduled for April 25, 1996, except for information concerning the executive officers of the registrant which is included in Part I of this report under the caption "Executive Officers of the Registrant."

                                                   PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on
          Form 8-K

(a)  Documents filed as a part of this Report:

(1) The following financial statements are included in this report on Form 10-K:

     Report of Independent Accountants

     Balance Sheets - as of December 31, 1995 and 1994

     Statements of Income - for each of the three years in the period ended December 31, 1995

     Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 1995

     Statements of Cash Flows - for each of the three years in the period ended December 31, 1995

     Notes to Financial Statements

(2)  Financial Statement Schedule:

     Schedule II - Valuation of Qualifying Accounts - for each of the three years in the period ended December 31, 1995

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

 3.1     The Certificate of Incorporation of the Registrant
         (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, No. 33-
         7300).

 3.2 The By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, No. 33-7300).

 3.3     Amendment adopted March 21, 1988 to the By-laws of the
         Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1987).

 3.4 Amendments adopted February 8, 1993 to the By-laws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant's Registration Statement on Form S-1 No.
         33-57432).

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

 3.7     Certificate of Amendment dated June 30, 1993.
         (incorporated by reference to Exhibit 3.7 to the Registrant's Form 10-K for the year ended December 31,
         1994).

 4.1     The Certificate of Incorporation and By-laws of the
         Registrant as currently in effect incorporated by reference as Exhibits 3.1 through 3.7 (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 No. 33-57432).

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

 4.3     Form of Indenture (including the Form of the Debenture)
         (incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-1, No. 33-
         12746).

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

     Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments evidencing long term debt less than 10% of the Registrant's total assets have been omitted and will be furnished to the Securities and Exchange Commission upon request.

10.1     Employment Agreement made as of January 1, 1991 between
         Albert L. Prillaman and the Company (incorporated by

         reference to Exhibit 10.1 to the Registrant's Form 10-K for the year ended December 31, 1991).(2)

10.2 Lease dated February 23, 1987 between SIC Corporation and Southern Furniture Exposition Building, Inc. d/b/a
         Southern Furniture Market Center (incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-K for the year ended December 31, 1987).

10.3 Lease dated June 30, 1987 between A. Allan McDonald, Virginia Cary McDonald, C. R. McDonald, Dorothy V. McDonald, and Lillian S. McDonald, as lessor, and SIC, as lessee (incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-K for the year ended December 31,
         1987).

10.4     The Stanley Retirement Plan, as restated effective
         January 1, 1989, adopted April 20, 1995.(1)(2)

10.5     Amendment No. 1, the Stanley Retirement Plan, effective
         December 31, 1995, adopted December 15, 1995.(1)(2)

10.6 Supplemental Retirement Plan of Stanley Furniture Company, Inc. as restated effective January 1, 1993. (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-K for the year ended December 31,
         1993).(2)

10.7     First Amendment to Supplemental Retirement Plan of
         Stanley Furniture Company, Inc., effective December 31,
         1995, adopted December 15, 1995.(1)(2)






(1) Filed herewith
(2) Management contract or compensatory plan

10.8 Stanley Interiors Corporation Deferred Compensation Capital Enhancement Plan effective January 1, 1986 (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, No. 33-
         7300).(2)

10.9 Stanley 401(k) Retirement Savings Plan, as amended and restated effective January 1, 1996.(1)(2)

10.10 Management Agreement with Thomas H. Lee Company entered into September 29, 1988 by and among the Registrant, as successor to Interiors Acquisition Corporation, Stanley Holding Corporation, Stanley Acquisition Corporation and Thomas H. Lee Company (incorporated by reference to Exhibit (c)(9) to the Registrant's Rule 13e-3 Transaction Statement filed October 14, 1988).

10.11    Employment Agreement made as of January 1, 1991 between
         William Cubberley, Jr. and the Registrant (incorporated by reference to Exhibit 10.42 to the Registrant's Form 10-K for the year ended December 31, 1991).(2)

10.12 Split Dollar Insurance Agreement dated as of March 21, 1991 between Albert L. Prillaman and the Registrant (incorporated by reference to Exhibit 10.43 to the Registrant's Form 10-K for the year ended December 31,
         1991).(2)

10.13 Second Amended and Restated Revolving Credit Facility and Term Loan Agreement dated February 15, 1994 (the "Second Amended and Restated Credit Facility") between the
         Registrant, National Canada Finance Corp., and the
         National Bank of Canada.

10.14    First Amendment to Second Amended and Restated Credit
         Facility dated as of August 21, 1995.(1)

10.15    1992 Stock Option Plan (incorporated by reference to
         Registrant's Registration Statement on Form S-8, No. 33-
         58396).(2)

10.16    1994 Stock Option Plan. (incorporated by reference to
         Exhibit 10.18 to the Registrant's Form 10-K for the year ended December 31, 1994).(2)





(1) Filed herewith
(2) Management contract or compensatory plan

10.17    1994 Executive Loan Plan. (incorporated by reference to
         Exhibit 10.19 to the Registrant's Form 10-K for the year ended December 31, 1994).(2)

10.18 Loan and Stock Purchase Agreement dated as of December 2, 1994 by Albert L. Prillaman. (incorporated by reference to
         Exhibit 10.20 to the Registrant's Form 10-K for the year ended December 31, 1994).(2)

   11    Schedule of Computation of Earnings Per Share.(1)

   21    Listing of Subsidiaries:

         Charter Stanley Foreign Sales Corporation, a United
         States Virgin Islands Corporation.

   23    Consent of Coopers & Lybrand L.L.P.(1)

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

                                       STANLEY FURNITURE COMPANY, INC.

February 14, 1996             By:  /s/ Albert L. Prillaman
                                   Albert L. Prillaman
                                   President, Chief Executive
                                   Officer, and Chairman of the
                                   Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                   Title                 Date

/s/ Albert L. Prillaman     President, Chief    February 14, 1996
(Albert L. Prillaman)       Executive Officer,
                            Chairman of the
                            Board, and Director
                            (Principal Executive
                            Officer)

/s/ Douglas I. Payne        Vice President of   February 14, 1996
(Douglas I. Payne)          Finance, Treasurer
                            and Secretary
                            (Principal Financial
                            and Accounting
                            Officer)

/s/ David V. Harkins        Director            February 14, 1996
(David V. Harkins)


/s/ C. Hunter Boll          Director            February 14, 1996
(C. Hunter Boll)


/s/ Edward J. Mack          Director            February 14, 1996
(Edward J. Mack)

                                       STANLEY FURNITURE COMPANY, INC.
                                         ANNUAL REPORT ON FORM 10-K
                                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                                    FOR THE YEAR ENDED DECEMBER 31, 1995



Financial Statements                                        Page

Report of Independent Accountants.........................  F- 2

Balance Sheets as of December 31, 1995 and 1994...........  F- 3

Statements of Income for each of the three years
  in the period ended December 31, 1995...................  F- 4

Statements of Changes in Stockholders' Equity for each
  of the three years in the period ended
  December 31, 1995......................................   F- 5

Statements of Cash Flows for each of the three years
  in the period ended December 31, 1995...................  F- 6

Notes to Financial Statements.............................  F- 7


Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts for
  each of the three years in the period ended
  December 31, 1995.......................................  S- 1

To The Board of Directors and Shareholders Of
Stanley Furniture Company, Inc.


We have audited the financial statements and financial statement schedule of Stanley Furniture Company, Inc. listed in the index on page F-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stanley Furniture Company, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 7 of the Notes to Financial Statements, effective as of the beginning of 1993, the Company changed its method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106.








Richmond, Virginia
January 26, 1996

                                       STANLEY FURNITURE COMPANY, INC.
                                               BALANCE SHEETS
                                      (In thousands, except share data)


                                                            December 31,

                                                        1995            1994

ASSETS

Current assets:
  Cash.............................................  $    298        $    301
  Accounts receivable, less allowances of
    $1,157 and $933................................    22,732          23,760
  Inventories:
    Finished goods.................................    22,391          20,893
    Work-in-process................................     5,368           5,957
    Raw materials..................................    12,408          13,055


                                                       40,167          39,905

  Prepaid expenses and other
    current assets.................................       435           1,446


  Deferred income taxes............................     2,420           2,003
    Total current assets...........................    66,052          67,415

Property, plant and equipment, at cost.............    78,399          64,827
  Less accumulated depreciation....................    24,168          20,049
                                                       54,231          44,778
Goodwill, less accumulated amortization
  of $2,352 and $2,016.............................    11,088          11,424
Other assets.......................................     3,180             902
                                                     $134,551        $124,519

LIABILITIES

Current liabilities:
  Current maturities of long-term debt.............  $    650
  Accounts payable.................................    13,637        $ 14,659
  Accrued salaries, wages and benefits.............     6,619           7,119
  Other accrued expenses...........................     2,724           2,725
    Total current liabilities......................    23,630          24,503



Long-term debt, exclusive of current maturities....    40,417          33,395
Deferred income taxes..............................    12,180          11,541
Other long-term liabilities........................     3,585           4,250
  Total liabilities................................    79,812          73,689

STOCKHOLDERS' EQUITY

Common stock, $.02 par value, 10,000,000
  shares authorized, 4,726,578 and
  4,726,550 shares issued and outstanding..........        94              94
Capital in excess of par value.....................    64,547          64,527
Deficit............................................    (9,902)       (13,791)
  Total stockholders' equity.......................    54,739          50,830
                                                     $134,551        $124,519


                                 The accompanying notes are an integral part
                                        of the financial statements.

                                       STANLEY FURNITURE COMPANY, INC.
                                            STATEMENTS OF INCOME
                                    (In thousands, except per share data)

                                              For the Years Ended
                                                  December 31,
                                            1995       1994      1993

Net sales...........................      $174,179   $184,342  $167,091
Cost of sales:
  From products sold................       137,621    148,453   134,972
  Business interruption insurance...                             (5,036)

                                           137,621    148,453   129,936

    Gross profit....................        36,558     35,889    37,155

Selling, general and administrative
  expenses..........................        26,454     26,483    25,976
Unusual items, net..................          (136)

  Operating income .................        10,240      9,406    11,179

Gain on insurance settlement........                   (2,379)   (2,186)
Other expense, net..................           433        444     1,346
Interest expense....................         3,534      2,969     3,048

  Income from continuing operations
    before income taxes.............         6,273      8,372     8,971

Income taxes........................         2,384      3,256     3,691

Income from continuing operations...         3,889      5,116     5,280

Discontinued operations, including
  provision for operating losses
  of $1,721, net of income taxes....                   (2,758)

    Net income .....................      $  3,889   $  2,358  $  5,280

Earnings (loss) per common share:
  Continuing operations.............      $    .82   $   1.08  $   1.39
  Discontinued operations...........                     (.58)

    Net income......................      $    .82   $    .50  $   1.39

Weighted average number of shares...         4,727      4,725     3,792








                                The accompanying notes are an integral part
                                        of the financial statements.

                                      STANLEY FURNITURE COMPANY, INC.
                                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For each of the three years in the period ended December 31, 1995
                                               (In thousands)

                                                         Adjust-
                                             Capital     ment for
                                               in        Minimum
                            Common Stock    Excess of    Pension
                          Shares    Amount  Par Value   Liability  Deficit

Balance at December 31,
  1992.................   2,997      $60     $51,328    $ -0-      $(21,429)

Public offering........   1,725       34      13,053

Adjustment for minimum
  pension liability....                                  (1,122)

Net income.............                                               5,280

  Balance at December 31,
    1993...............   4,722       94      64,381     (1,122)    (16,149)

Exercise of stock
  options..............       5                   66

Adjustment for minimum
  pension liability....                                   1,122

Compensation expense
  related to executive
  loan plan............                           80

Net income.............                                               2,358

  Balance at December 31,
    1994...............   4,727      94       64,527      -0-       (13,791)

Compensation expense
  related to executive
  loan plan, net.......                           20

Net income.............                                               3,889

  Balance at December 31,
    1995...............   4,727     $94      $64,547    $ -0-      $ (9,902)









                                   The accompanying notes are an integral
                                      part of the financial statements.

                                       STANLEY FURNITURE COMPANY, INC.
                                          STATEMENTS OF CASH FLOWS
                                               (In thousands)

                                                     For the Years Ended
                                                         December 31,



                                                 1995       1994       1993
Cash flows from operating activities:

  Cash received from customers...............$175,189   $183,458   $166,706
  Cash paid to suppliers and employees.......(164,022)  (176,194)  (179,218)
  Interest paid..............................  (3,535)    (2,464)    (3,529)
  Income taxes paid, net.....................  (1,033)    (4,463)      (321)
  Proceeds received on insurance coverage....              4,625     23,196

  Operating activities of discontinued
    operations...............................               (867)      (285)

    Net cash provided by operating
      activities.............................   6,599      4,095      6,549

Cash flows from investing activities:

  Capital expenditures....................... (14,225)    (4,968)    (6,392)
  Proceeds received on insurance coverage....                         2,679
  Purchase of other assets...................    (467)      (650)      (591)
  Proceeds from sale of assets...............      25        108         91
  Investing activities of discontinued
    operations...............................                357       ( 47)

    Net cash used by investing activities.... (14,667)    (5,153)    (4,260)

Cash flows from financing activities:

  Proceeds from issuance of common stock.....                        13,087

  Issuance of senior notes...................  10,000    30,000
  Redemption of senior subordinated
    debentures...............................                        (3,093)
  Repayment of term note.....................            (16,569)    (2,616)
  Repayment of revolving credit
    facility, net............................  (2,320)   (12,685)   (10,229)
  Proceeds from insurance policy loans.......     385        345        292

  Other, net.................................                 68       (179)

    Net cash provided (used) by financing
      activities.............................   8,065      1,159     (2,738)

Net (decrease) increase in cash..............      (3)       101       (449)
Cash at beginning of year....................     301        200        649

  Cash at end of year........................$    298   $    301   $    200



                                 The accompanying notes are an integral part
                                        of the financial statements.

                                       STANLEY FURNITURE COMPANY, INC.
                                        NOTES TO FINANCIAL STATEMENTS


 1.  Summary of Significant Accounting Policies

Organization and Basis of Presentation
     Stanley Furniture Company, Inc. (the "Company") is a leading designer and manufacturer of furniture exclusively targeted at the upper-medium price range of the residential market.

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

Property, Plant and Equipment
     Depreciation of property, plant and equipment is computed using the straight-line method based upon the estimated useful lives of the assets and amounted to $4.5 million, $4.0 million and $3.7 million for 1995, 1994 and 1993, respectively. Depreciable lives are as follows:
                                                      Years
          Buildings................................. 40 to 50
          Machinery and equipment...................  5 to 12
          Leasehold improvements....................  3 to 20
          Furniture, fixtures and office equipment..  3 to 10

     Gains and losses related to dispositions and retirements are included in income. Maintenance and repairs are charged to income as incurred; renewals and betterments are capitalized.

Capitalized Software Cost
     The Company amortizes certain purchased computer software costs using the straight-line method over the economic lives of the related products not to exceed five years. Unamortized cost at December 31, 1995 and 1994 was $473,000 and $39,000, respectively.

                                 STANLEY FURNITURE COMPANY, INC.
                                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)


 1.  Summary of Significant Accounting Policies (continued)

Goodwill and Long-lived Assets
     Goodwill is being amortized on a straight-line basis over 40 years. The Company continually evaluates the existence of impairment of long-lived assets, including goodwill, on the basis of whether it is fully recoverable from projected, undiscounted net cash flows.

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

Fair Value of Financial Instruments
     The fair value of the Company's long-term debt is estimated using discounted cash flow analysis based on the incremental borrowing rates currently available to the Company for loans with similar terms and maturities, and at December 31, 1995, the fair value approximated the carrying amount. The fair value of trade receivables, trade payables and letters of credit approximate the carrying amount because of the short maturity of these instruments.

Pension Plans
     The Company's funding policy is to contribute to all qualified plans annually an amount equal to the normal cost and a portion of the unfunded liability but not to exceed the maximum amount that can be deducted for federal income tax purposes.

Earnings Per Common Share
     Earnings per common share are based upon the weighted average number of shares outstanding. All share and per share data have been restated to reflect the one-for-two reverse stock split, effective July 1993.

                                 STANLEY FURNITURE COMPANY, INC.
                                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 1.  Summary of Significant Accounting Policies (continued)

     Supplementary earnings per common share are presented below. Income from continuing operations for the 1994 and 1993 periods reflect a non-recurring gain from insurance proceeds. The 1993 period reflects the effect of proforma adjustments for the 1993 public offering. It is assumed that the transaction took effect at the beginning of the year. The 1995 and 1994 per share information is included for comparison purposes.

                                                    1995     1994     1993
        Continuing operations:
          Before non-recurring gain...........     $  .82   $  .77   $  .90
          Non-recurring gain on insurance.....                 .31      .29
            As reported.......................        .82     1.08     1.19
        Discontinued operations...............                (.58)
          Net income..........................     $  .82   $  .50   $ 1.19

 2.  Property, Plant and Equipment at December 31

                                               (in thousands)
                                                      1995       1994

            Land and buildings....................  $33,594    $17,853
            Machinery and equipment...............   43,127     41,059
            Leasehold improvements................      153      3,986
            Furniture, fixtures and office
              equipment...........................    1,387      1,289
            Construction in progress..............      138        640
                                                    $78,399    $64,827

     In June 1995, the Company purchased the manufacturing facilities at its Stanleytown, Virginia and West End, North
Carolina locations, which it previously leased. The total purchase price was $10.5 million for both facilities. As a result of the purchase, the Company also reclassified related leasehold improvements with a net book value of $3.3 million to land and buildings.

 3.  Long-Term Debt at December 31
                                                        (in thousands)
                                                       1995       1994

     7.28% Senior notes due March 15, 2004.........  $30,000    $30,000
     7.57% Senior note due June 30, 2005...........   10,000
     Revolving credit facility.....................      914      3,234
     7% Convertible subordinated debentures
       due April 1, 2012...........................      153        161
         Total.....................................   41,067     33,395
     Less current maturities.......................      650
                                                     $40,417    $33,395

                                       STANLEY FURNITURE COMPANY, INC.
                                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3.   Long-term debt at December 31 (continued)

     During August 1995, the Company amended its $25.0 million revolving credit facility which extended its maturity date to August 1998. The interest rate under the facility was reduced to prime (8.5% on December 31, 1995) or, at the Company's option, equal to reserve adjusted LIBOR plus 1.0% per annum. As of December 31, 1995, approximately $21.9 million of additional borrowings were available under the revolving credit facility. In June 1995, the Company issued a $10.0 million 7.57% senior note due 2005 in a private placement of debt and the proceeds were used to purchase two plant facilities, as discussed in Note 2. In February 1994, the Company completed the private placement of $30.0 million of 7.28% senior notes due in 2004. The proceeds were used to repay a term note and a portion of the revolving credit facility.

     The Company utilizes letters of credit to collateralize certain insurance policies and inventory purchases. Outstanding letters of credit at December 31, 1995 and 1994 were $2.2 million and $1.8 million, respectively.

     The above loan agreements require the Company to maintain certain financial covenants and prohibit the Company from paying dividends and acquiring or retiring it's common stock.

     Aggregate maturities of long-term debt for the next five years are as follows: 1996 - $650,000; 1997 - $878,000; 1998 - $6.0 million; 1999 - $5.1 million; 2000 - $5.2 million.

 4.  Unusual Items

     During the second quarter of 1995, the Company was released from a lease obligation at its previously closed Waynesboro, Virginia manufacturing facility. Accordingly, the Company recognized a pretax credit of $1.1 million related to the reversal of an accrual set up in 1991 for the closing of the facility. Unusual items also included a pretax charge for severance resulting from the resignation of the Company's Chief Operating Officer.

                                       STANLEY FURNITURE COMPANY, INC.
                                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)


 5.  Income Taxes

     The provision for income taxes on income from continuing operations consists of (in thousands):

                                               1995     1994     1993
      Current:
        Federal.........................      $1,750   $2,314   $1,123
        State...........................         412      669      245
          Total current.................       2,162    2,983    1,368
      Deferred:
        Federal.........................         156      214    1,940
        State...........................          66       59      383
            Total deferred..............         222      273    2,323

            Income taxes................      $2,384   $3,256   $3,691

     A reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate on income from continuing operations at December 31 follows:

                                               1995     1994     1993

      Federal statutory rate..........         35.0%    35.0%    35.0%
      State taxes, net of federal
        benefit.......................          5.0      5.0      4.6
      Goodwill........................          1.9      1.4      1.3
      Life insurance..................         (1.5)    (0.9)    (0.7)
      Tax savings from foreign sales
        corporation...................         (0.8)    (0.4)    (0.4)
      Federal tax rate change.........                            2.8
      Tax credits.....................         (0.2)    (0.8)    (1.3)
      Other, net......................         (1.4)    (0.4)    (0.2)

        Effective income tax rate.....         38.0%    38.9%    41.1%



                                       STANLEY FURNITURE COMPANY, INC.
                                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)


 5.  Income Taxes (continued)

     The income tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31 follow (in thousands):

                                                      1995      1994
      Current deferred tax assets (liabilities):

      Accounts receivable........................    $  379    $  360
      Inventory..................................      (432)     (439)
      Employee benefits..........................     1,834     1,305
      Other accrued expenses.....................       639       777

        Net current deferred tax asset...........    $2,420    $2,003


      Noncurrent deferred tax (assets) liabilities:

      Inventory..................................   $   500   $   966
      Property, plant and equipment..............    11,552    11,302
      Employee benefits..........................       215      (785)
      Restructuring costs........................       (95)     (183)
      Other......................................         8       241


        Net noncurrent deferred tax liability....   $12,180   $11,541

      At December 31, 1994, the Company had alternative minimum tax credit carryforwards of $519,000 which were utilized in 1995. The Company's federal income tax returns have been examined and closed by the Internal Revenue Service through 1992.

 6.  Stock Options and Loan Plan

     In December 1994, the Company adopted the Stanley Furniture Company, Inc. 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan and the Company's 1992 Stock Option Plan provide for the granting of stock options for up to an aggregate of 700,000 shares of common stock to certain key employees. Options granted may be either nonqualified or qualified stock options and the exercise price may not be less than 100% of the fair market value of the Company's common stock on the date the options are granted. Granted options vest 20% annually.

                                       STANLEY FURNITURE COMPANY, INC.
                                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)


 6.  Stock Options and Loan Plan (continued)

     At December 31, 1995 and 1994, options to purchase 229,023 and 182,297 shares, respectively, were exercisable and 16,935 were available for grant at December 31, 1995. Activity for the two years ended December 31, 1995 follows:
                                            Number      Option price
                                          of shares       per share

      Outstanding at December 31, 1993...  668,317    $ 8.50 to $12.86
      Exercised..........................   (5,112)     8.50 to  12.86
      Cancelled.......................... (602,834)    12.86
      Granted............................  609,629     10.00
        Outstanding at December 31, 1994.  670,000      8.50 to  10.00

      Lapsed.............................   (5,327)     8.50 to  10.00
      Cancelled.......................... (156,720)     8.50 to  10.00
      Granted............................  170,000      8.75

        Outstanding at December 31, 1995.  677,953    $ 8.50 to $10.00

     During 1994, the Company established the Executive Loan Plan. Under the Executive Loan Plan, the Company has entered into a contractual agreement to issue 50,000 shares of common stock to the Chief Executive Officer at $10 per share (the market price per share on the date of the agreement) in exchange for a non-recourse 7.6% note receivable payable in five annual installments with the balance due January 2, 1999. The Company has also agreed to forgive interest plus one half of the contractual purchase price over the next five years, if the Chief Executive Officer remains employed by the Company. The contractual agreement under the Executive Loan Plan with the former Chief Operating Officer was cancelled in July 1995. Accordingly, net compensation expense including interest and income taxes was $98,000 and $160,000 for 1995 and 1994, respectively.

 7.  Employee Benefit Plans

Pension Plans
     The Company maintains a non-contributory defined benefit pension plan (the "Stanley Retirement Plan"), covering substantially all employees. The benefits provided by the plan are based on an employee's years of service and average compensation. Plan assets are invested principally in fixed income and equity instruments. The Company also maintains a supplemental retirement plan covering certain key employees (the "Supplemental Plan").

                                       STANLEY FURNITURE COMPANY, INC.
                                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)


 7.  Employee Benefit Plans (continued)

A Supplemental Plan participant who retires under any provision of the Stanley Retirement Plan will receive a supplemental retirement allowance equal to the excess, if any, of an eligible employee's benefit under the Stanley Retirement Plan in effect on January 1, 1987, over his benefit actually received at retirement. The Supplemental Plan is unfunded and benefit payments are made directly from Company assets.

     Effective December 31, 1995, the Company amended both the Stanley Retirement Plan and the Supplemental Plan to cease future benefit accruals under the plans. Accordingly, the Company recognized a pretax loss on curtailment of $31,000. The following table sets forth the plans' financial status at December 31 (in thousands):

                                           1995                   1994

                                     Stanley    Supple-    Stanley    Supple-
                                   Retirement   mental    Retirement  mental
                                      Plan       Plan       Plan       Plan

 Accumulated benefit obligation:
   Vested........................ $(14,641)    $(897)    $(10,603)   $  (483)
   Nonvested.....................   (1,127)      (97)        (737)       (70)

 Accumulated benefit obligation.. $(15,768)    $(994)    $(11,340)   $  (553)


 Projected benefit obligation.... $(15,768)    $(994)    $(13,209)   $(1,016)
 Plan assets at fair value.......   15,842                12,012
 Plan assets more than
   (less than) projected benefit
   obligation....................       74      (994)      (1,197)    (1,016)
 Unrecognized (gain) loss........    3,206                  2,400       (284)
 Prior service cost..............                           (112)       659

   Prepaid (accrued) pension
     costs....................... $  3,280     $(994)    $  1,091    $  (641)

     Components of net periodic pension cost follow (in thousands):

                                             1995       1994       1993

      Service cost....................      $  774     $  904     $  799
      Interest cost...................       1,256      1,315      1,333
      Actual return on assets.........      (1,320)      (109)      (382)
      Net amortization and deferral...         965       (589)      (444)
      Loss on curtailment.............          31
                                            $1,706     $1,521     $1,306

                                       STANLEY FURNITURE COMPANY, INC.
                                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)


 7.  Employee Benefit Plans (continued)

     The assumptions used as of December 31 to determine the plans' funded status, pension cost and loss on curtailment were:

                                            1995       1994       1993
      Discount rate for funded status.....  7.67%      9.00%      7.75%
      Discount rate for pension cost......  9.00%      7.75%      8.25%
      Salary progression..................  5.00%      5.00%      4.00%
      Return on assets....................  7.75%      8.00%      8.25%

     A reduction in the discount rate of 0.25% would create an additional minimum pension liability of $3.9 million and would result in a charge to stockholders' equity of $2.3 million, net of deferred taxes.

401(k) Plan
     The Company also maintains the Stanley 401(k) Retirement Savings Plan ("401(k) Plan") for all of its eligible employees. Through December 31, 1995, the plan allowed for contributions by employees up to 20% of their salaries and also permitted discre-tionary contributions by the Company, although no discretionary contributions have been made to the plan by the Company. In connection with the curtailment of benefits in the Stanley Retirement Plan and Supplemental Plan, the Company amended its 401(k) Plan and expects to begin making discretionary matching and profit sharing contributions in 1996.

Postretirement Benefits Other Than Pensions
     The Company provides certain health care benefits to eligible retired employees between the ages of 55 and 65 and provides certain life insurance benefits to eligible retired employees from age 55 until death. Substantially all of the Company's employees are eligible for these benefits after attaining specified years of service and age provisions. Employees who elect benefits at retirement contribute to the cost of coverage. The plan is unfunded. Prior to 1993, the Company expensed the cost of these benefits when paid. Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Accordingly, the expected cost of retiree benefits, other than pensions, are charged to expense during the years the employees render service.

                                       STANLEY FURNITURE COMPANY, INC.
                                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)


 7. Employee Benefit Plans (continued)

     The Company elected to recognize the January 1, 1993, obligation of $8.1 million through charges to earnings over 20 years. On March 3, 1993, the Company also adopted plan design changes which reduced the January 1, 1993, obligation to $2.9 million. The following table sets forth the plan's financial status at December 31 (in thousands):

                                                      1995         1994

      Retirees....................................  $(4,875)     $(4,769)
      Fully eligible active plan participants.....     (232)        (333)
      Other active plan participants..............     (714)        (634)
        Total accumulated postretirement
          benefit obligation......................   (5,821)      (5,736)
      Unrecognized net loss.......................    2,752        2,927
      Unrecognized transition obligation..........    2,272        2,406
        Net accrued postretirement benefit cost...   $ (797)     $  (403)

     Components of net periodic postretirement benefit cost were
(in thousands):
                                                    1995       1994      1993

      Service cost................................ $   93     $  74      $ 72
      Interest cost...............................    510       242       239
      Amortization of transition obligation,
        after reduction for plan design changes...    134       359       146
      Amortization and deferral...................    182        21

                                                   $  919     $ 696      $457

     The weighted average discount rates used in determining the actuarial present value of the projected benefit obligation were 7.67%, 9.00% and 7.75% for 1995, 1994 and 1993, respectively. The rate of increase in future health care benefit cost used in determining the obligation for 1995 was 12% gradually decreasing to 6% beginning in 2002; for 1994 was 15% gradually decreasing to 7% beginning in 2005; and, for 1993 was 17% gradually decreasing to 5.75% beginning in 2007.

     Increasing the assumed health care cost trend rate by one percentage point in each future year would increase the accumulated postretirement benefit obligation at December 31, 1995 by $307,000 and the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for 1995 by $31,000.

                                       STANLEY FURNITURE COMPANY, INC.
                                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)


 7.  Employee Benefit Plans (continued)

Deferred Compensation
     The Company has a deferred compensation plan which permits certain management employees to defer portions of their compensation. The employees earn a fixed rate of interest on the deferred amounts. The plan is funded through the purchase of whole life insurance contracts on the employees, and the Company borrows against the cash surrender value of these policies to fund any benefit payments. The accrued liabilities relating to this plan of $1.4 million and $1.3 million at December 31, 1995 and 1994, respectively, are included in accrued salaries, wages and benefits and other long-term liabilities. The cash surrender value, net of policy loans, is included in other assets.

 8.  Insurance Claim Accounting

     In February 1993, a fire at the Stanleytown, Virginia facility damaged approximately 12% of the Company's total manufacturing facilities. The Company's insurance coverage provided for the complete replacement of the damaged building (which was leased), equipment and inventory, and reimbursement for business interruption losses.

     The Company recorded business interruption insurance in 1993 based on estimated profits attributed to lost sales since the fire. The amount recognized represents the estimated gross profit that would have been realized on lost sales. Accordingly, $5.0 million of estimated income from business interruption insurance is included in gross profit in 1993. Also, a $2.2 million pretax gain was recorded in 1993 since proceeds from insurance exceeded the book value of leasehold improvements and equipment destroyed in the fire. In 1994, the Company reached a final insurance settlement and recorded a gain of $2.4 million.

 9.  Discontinued Operations

     Beginning in 1991, Norman's was reflected as a discontinued operation. In 1994, the Company ceased operations at Norman's and liquidated the division resulting in a $2.8 million ($4.5 million pretax) additional loss provision. Net sales applicable to Norman's were $4.1 million and $12.1 million for 1994 and 1993, respectively.

                                       STANLEY FURNITURE COMPANY, INC.
                                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

10.  Leases

     The Company leased a substantial portion of its facilities under operating leases through June 1995, at which time the Company purchased these facilities, as described in Note 2. Rental expenses charged to operations were $1.4 million, $1.9 million and $2.0 million in 1995, 1994 and 1993, respectively. The Company continues to lease two showrooms and certain other equipment. Future minimum lease payments, net of subleases, are approximately as follows: 1996 - $769,000; 1997 - $801,000; 1998 -$534,000; 1999
-$354,000; and thereafter - $12,000.

11.  Related Party Transactions

     Approximately 58% of the Company's common stock is owned by the ML-Lee Acquisition Fund, L.P. (the "Majority Stockholder") and certain affiliates of the Thomas H. Lee Company. The Company has entered into a management agreement with an affiliate of its Majority Stockholder. Fees paid pursuant to this agreement amounted to $250,000 annually in 1995, 1994 and 1993.

12.  Supplemental Cash Flow Information

                                          1995      1994      1993

    Net income......................... $ 3,889   $ 2,358   $ 5,280

    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation and amortization..   4,919     4,421     4,808
        Other, net.....................     118       249       295
        Loss on disposal of fabric
          division.....................             2,758

       Changes in assets and
          liabilities:
          Accounts receivable..........   1,028    (1,011)     (289)
          Inventories..................    (262)   (2,221)   (4,147)
          Prepaid expenses and other
            current assets.............  (1,030)     (892)      374
          Insurance claim receivable...             2,029    (4,152)
          Operating assets of
            discontinued operations....              (867)     (285)
          Accounts payable.............  (1,022)     (922)    2,082
          Accrued salaries, wages and
            benefits...................    (500)      585      (589)
          Other accrued expenses.......     137      (632)      (34)
          Deferred income taxes........     222       189     2,038
        Other assets...................      25        22        57
        Other long-term liabilities....    (925)   (1,971)    1,111

          Net cash provided by
            operating activities....... $ 6,599   $ 4,095   $ 6,549

                                                    F-18

                                       STANLEY FURNITURE COMPANY, INC.
                                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)


13.  Quarterly Results of Operations (Unaudited)

     The Company's unaudited quarterly results of operations were as follows (in thousands, except per share data):

     Fiscal 1995 Quarters
                                First     Second    Third     Fourth

     Net sales..............   $44,989   $38,163   $44,706   $46,321

     Gross profit...........     9,101     8,050     9,095    10,312

     Net income.............       794       719       998     1,378

     Net income
       per share............       .17       .15       .21       .29


     Fiscal 1994 Quarters

     Net sales..............   $44,737   $44,101   $43,845   $51,659

     Gross profit...........     8,677     8,544     8,865     9,803

     Income from continuing
        operations..........     2,386 (a)   957       863       910

     Net income (loss)......      (372)(b)   957       863       910

     Income from continuing
       operations per share.       .49 (a)   .20       .18       .19

     Net income (loss)
       per share............      (.08)(b)   .20       .18       .19



(a) In the first quarter of 1994, the Company reached a final insurance settlement and recorded a gain of $1.5 million ($2.4 million pretax) or 31 cents per share.

(b) In the first quarter of 1994, the Company decided to cease operations at
Norman's and recorded a loss from discontinued operations of $2.8 million
($4.5
million pretax) or 58 cents per share.













                                     STANLEY FURNITURE COMPANY, INC.
                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
          For each of the Three Years in the Period Ended December 31, 1995

                                         (In thousands)





         Column A        Column B     Column C     Column D     Column E

                                      Charged
                         Balance at   (Credited)                 Balance
                         Beginning    to Costs &                at End of
       Descriptions      of Period    Expenses    Deductions     Period


1995
   Doubtful receivables...  $528         $302        $230(a)     $  600
   Discounts, returns,
     and allowances.......   405          152(b)                    557
                            $933         $454        $230        $1,157

1994
   Doubtful receivables...  $472         $195        $139(a)       $528
   Discounts, returns,
     and allowances.......   355           50 (b)                   405
                            $827         $245        $139          $933


1993
   Doubtful receivables...  $400         $526        $454(a)       $472
   Discounts, returns,
     and allowances.......   463         (108)(b)                   355
                            $863         $418        $454          $827

(a)  Uncollectible receivables written off, net of recoveries.
(b)  Represents net increase (decrease) in required reserve.