Form 10-Q
period 1996-03-31
STANLEY FURNITURE CO INC/
filed 1996-04-17
CIK 797465

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q

(Mark One)

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 15, 1996.

          Class                                     Number

Common Stock, par value $.02 per share          4,726,578 Shares

                 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 STANLEY FURNITURE COMPANY, INC.
                          BALANCE SHEETS
                (In thousands, except share data)


ASSETS                                    (Unaudited)
                                           March 31,     December 31,
                                             1996            1995
Current assets:
  Cash.................................... $  1,298      $     298
  Accounts receivable, less allowances
    of $1,206 and $1,157..................   26,366         22,732
  Inventories:
    Finished goods........................   21,791         22,391
    Work-in-process.......................    5,712          5,368
    Raw materials.........................   12,602         12,408
                                             40,105         40,167

  Prepaid expenses and other current assets     507            435
  Deferred income taxes....................   2,420          2,420
    Total current assets...................  70,696         66,052

Property, plant and equipment, at cost.....  78,719         78,399
  Less accumulated depreciation............  25,118         24,168
                                             53,601         54,231
Goodwill, less accumulated amortization of
  $2,436 and $2,352........................  11,004         11,088
Other assets...............................   3,138          3,180
                                           $138,439       $134,551

LIABILITIES

Current liabilities:
  Current maturities of long-term debt.... $    650       $    650
  Accounts payable........................   14,619         13,637
  Accrued salaries, wages and benefits....    7,897          6,619
  Other accrued expenses..................    3,816          2,724
    Total current liabilities.............   26,982         23,630

Long-term debt, exclusive of current
  maturities..............................   39,503         40,417
Deferred income taxes.....................   12,180         12,180
Other long-term liabilities...............    3,452          3,585
  Total liabilities.......................   82,117         79,812

STOCKHOLDERS' EQUITY

Common stock, $.02 par value, 10,000,000 shares
  authorized, 4,726,578 shares
  issued and outstanding..................       94             94
Capital in excess of par value............   64,547         64,547
Deficit...................................   (8,319)        (9,902)
  Total stockholders' equity..............   56,322         54,739
                                           $138,439       $134,551

           The accompanying notes are an integral part of the financial statements.

                  STANLEY FURNITURE COMPANY, INC.
                       STATEMENTS OF INCOME
                            (Unaudited)
               (In thousands, except per share data)




                                                 Three Months
                                                    Ended

                                           March 31,      April 2,
                                             1996           1995

Net sales............................      $ 48,190      $ 44,989

Cost of sales........................        37,421        35,888

    Gross profit.....................        10,769         9,101

Selling, general and administrative
  expenses...........................         7,046         6,903

    Operating income.................         3,723         2,198

Other expense, net...................           249           131
Interest expense.....................           879           765

    Income before income tax
      provision......................         2,595         1,302

Income tax provision.................         1,012           508

   Net income........................      $  1,583      $    794

Net income per common share..........      $    .33      $    .17

Weighted average number of shares....         4,727         4,727










            The accompanying notes are an integral part
                   of the financial statements.

           STANLEY FURNITURE COMPANY, INC.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (In thousands)

                                                          Three Months
                                                              Ended
                                                      March 31,    April 2,
                                                         1996         1995

Cash flows from operating activities:

Cash received from customers.......................  $ 44,497       $ 43,810
Cash paid to suppliers and employees...............   (40,844)       (45,148)
Interest paid......................................    (1,305)        (1,238)
Income taxes recovered, net........................       286            618
  Net cash provided (used) by operating activities.     2,634         (1,958)

Cash flows from investing activities:

Capital expenditures...............................      (701)          (756)
Purchase of other assets...........................       (19)           (36)
Proceeds from sale of assets.......................                       25
  Net cash used by investing activities............      (720)          (767)

Cash flows from financing activities:

Proceeds from (repayment of) revolving credit
  facility, net....................................      (914)         2,647

Net increase (decrease) in cash....................     1,000            (78)
Cash at beginning of year..........................       298            301
Cash at end of quarter.............................  $  1,298       $    223

Reconciliation of net income to net cash provided
  (used) by operating activities:

Net income.........................................  $  1,583       $    794
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
    Depreciation and amortization..................     1,282          1,182
    Loss on sale of assets.........................       150             45
    Changes in assets and liabilities:
      Accounts receivable..........................    (3,634)        (1,030)
      Inventories..................................        62         (3,513)
      Income taxes recoverable.....................                      945
      Prepaid expenses and other current
        assets, net................................      (185)          (309)
      Accounts payable.............................       982           (304)
      Accrued salaries, wages and benefits.........     1,278            863
      Other accrued expenses.......................     1,092           (623)
    Other assets...................................        83             70
    Other long-term liabilities....................       (59)           (78)
Net cash provided (used) by operating activities...  $  2,634       $ (1,958)


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

 2.  Property, Plant and Equipment
                                      (Unaudited)
                                       March 31,       December 31,
                                          1996            1995

     Land and buildings..............   $33,594        $33,594
     Machinery and equipment.........    42,768         43,127
     Leasehold improvements..........       153            153
     Furniture, fixtures and office
       equipment.....................     1,388          1,387
     Construction in progress........       816            138
                                        $78,719        $78,399

 3.  Long-Term Debt
                                      (Unaudited)
                                       March 31,      December 31,
                                          1996           1995

     7.28% senior notes due March
       15, 2004.....................    $30,000        $30,000
     7.57% senior note due June
       30, 2005.....................     10,000         10,000
     Revolving credit facility......                       914
     7% convertible subordinated
       debentures due April 1, 2012.        153            153
         Total                           40,153         41,067

     Less current maturities........        650            650
                                        $39,503        $40,417

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Results of Operations

Net sales increased $3.2 million, or 7.1%, for the three month period ended March 31, 1996, from the comparable 1995 period. The increase was due principally to higher unit volume and higher average selling prices.

Gross profit margin for the three month period of 1996 increased to
22.3 % from 20.2% for the comparable 1995 period. The higher gross profit margin was due primarily to stablizing raw material costs, improved operating efficiencies and the favorable impact from the June 1995 purchase of the previously leased manufacturing facilities. Gross profit margin improved despite the loss of several production days due to severe winter weather.

Selling, general and administrative expenses increased $143,000, or 2.1%, over the prior year quarter. However, these expenses as a percentage of net sales decreased to 14.6 % for the 1996 period from 15.3% in the comparable 1995 period. The lower percentage was due to higher net sales and lower selling cost associated with new products, as compared to the 1995 period.

As a result of the above, operating income increased to $3.7 million, or 7.7 % of net sales, from 2.2 million, or 4.9% in the comparable 1995 period.

Interest expense for the three month period ended March 31, 1996, increased due to higher average debt levels resulting from the June 1995 purchase of two previously leased manufacturing facilities.

The Company's effective income tax rate was 39.0% for the three month period in 1996 and 1995.

Financial Condition, Liquidity and Capital Resources

Long-term debt at March 31, 1996, was $39.5 million. Debt service requirements for the next five years are $650,000 in 1996, $878,000 in 1997, $5.1 million in 1998 and 1999, and $5.2 million in 2000.
As of March 31, 1996, approximately $23.9 million of additional borrowings were available under the revolving credit facility. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

The Company generated cash from operations of $2.6 million in the 1996 three month period compared to cash used in operations of $2.0 million during the 1995 period. The cash generated in 1996 was used to fund capital expenditures and reduce borrowings under the revolving credit facility. Cash was required in the 1995 period to support higher accounts receivable and inventory levels as well as higher payments to suppliers and employees. In the 1995 period cash was also required for higher interest payments, partially offset by income taxes recovered.

Net cash used by investing activities was $720,000 in the 1996 period compared to $767,000 in the 1995 period. Expenditures in each year were primarily for plant and equipment and other assets in the normal course of business.

Net cash used by financing activities was $914,000 in the 1996 period compared to cash provided of $2.6 million in the comparable 1995 period. Cash generated from operations in the 1996 period, reduced borrowings under the revolving credit facility. In 1995, borrowings from the revolving credit facility provided cash for operations and capital expenditures.

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

                                   STANLEY FURNITURE COMPANY, INC.


Date: April 17, 1996               By: /s/ Douglas I. Payne

                                       Douglas I. Payne
                                       Vice President of Finance,
                                       Secretary and Treasurer
                                       (Principal Financial and
                                       Accounting Officer)