Form 10-Q
period 1996-06-30
STANLEY FURNITURE CO INC/
filed 1996-07-16
CIK 797465

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q
(Mark One)

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 15, 1996.

          Class                                     Number

Common Stock, par value $.02 per share             4,726,578  Shares

                  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 STANLEY FURNITURE COMPANY, INC.
                          BALANCE SHEETS
                (In thousands, except share data)
                                                   (Unaudited)
                                                     June 30,    December 31,
                                                       1996         1995
ASSETS
Current assets:
  Cash.............................................  $  1,433     $    298
  Accounts receivable, less allowances
    of $1,389 and $1,157, respectively.............    23,709       22,732
  Inventories:
    Finished goods.................................    25,088       22,391
    Work-in-process................................     5,060        5,368
    Raw materials..................................    12,488       12,408
                                                       42,636       40,167
  Prepaid expenses and other current assets........       807          435
  Deferred income taxes............................     2,615        2,420
      Total current assets.........................    71,200       66,052
Property, plant and equipment, at cost.............    79,658       78,399
  Less accumulated depreciation....................    25,753       24,168
                                                       53,905       54,231
Goodwill, less accumulated amortization of $2,520
  and $2,352.......................................    10,920       11,088
Other assets.......................................     3,096        3,180
                                                     $139,121     $134,551
LIABILITIES
Current liabilities:
  Current maturities of long-term debt.............  $  1,375     $    650
  Accounts payable.................................    13,722       13,637
  Accrued salaries, wages and benefits.............     8,118        6,619
  Other accrued expenses...........................     3,129        2,724
    Total current liabilities......................    26,344       23,630
Long-term debt, exclusive of current maturities....    38,778       40,417
Deferred income taxes..............................    12,650       12,180
Other long-term liabilities........................     3,324        3,585
  Total liabilities................................    81,096       79,812

STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 10,000,000 shares
  authorized, 4,726,578 shares
  issued and outstanding...........................        94           94
Capital in excess of par value.....................    64,547       64,547
Deficit............................................    (6,616)      (9,902)
  Total stockholders' equity.......................    58,025       54,739
                                                     $139,121     $134,551

           The accompanying notes are an integral part of the financial statements.

                  STANLEY FURNITURE COMPANY, INC.
                       STATEMENTS OF INCOME
                            (Unaudited)
               (In thousands, except per share data)



                                        Three Months           Six Months
                                           Ended                 Ended

                                     June 30,   July 2,   June 30,    July 2,
                                       1996      1995       1996       1995
Net sales..........................  $47,282    $38,163    $95,472    $83,152


Cost of sales......................   36,195     30,113     73,617     66,001


    Gross profit...................   11,087      8,050     21,855     17,151



Selling, general and administrative
  expenses.........................    7,308      6,152     14,354     13,055

Unusual items, net.................                (136)                (136)

    Operating income...............    3,779      2,034      7,501      4,232

Other expense, net.................      145         66        393        197
Interest expense...................      838        829      1,717      1,594

  Income from continuing operations
    before income taxes............    2,796      1,139      5,391      2,441

Income tax provision...............    1,092        420      2,104        928

Net income.........................  $ 1,704    $   719    $ 3,287    $ 1,513

Net income per common share........  $   .36    $   .15    $   .70    $   .32

Weighted average number of shares..    4,727      4,727      4,727      4,727





            The accompanying notes are an integral part
                   of the financial statements.

                STANLEY FURNITURE COMPANY, INC.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (In thousands)
                                             Six Months Ended
                                                  June 30,      July 2,
                                                    1996          1995
Cash flows from operating activities:
Cash received from customers.................    $ 94,276       $87,052
Cash paid to suppliers and employees.........     (86,331)      (87,866)
Interest paid................................      (1,662)       (1,719)
Income taxes paid, net.......................      (2,343)         (591)
  Net cash provided (used) by operating
    activities...............................       3,940        (3,124)
Cash flows from investing activities:
Capital expenditures.........................      (2,305)      (12,550)
Purchase of other assets.....................         (25)         (139)
Proceeds from sale of assets.................           9            25
  Net cash used by investing activities......      (2,321)      (12,664)
Cash flows from financing activities:
Issuance of senior note......................                    10,000
(Repayment of) proceeds from revolving credit
  facility...................................        (914)        5,325
Proceeds from insurance policy loans.........         430           385
  Net cash (used) provided by financing
    activities...............................        (484)       15,710
Net increase (decrease) in cash..............       1,135           (78)
Cash at beginning of year....................         298           301
Cash at end of quarter.......................    $  1,433       $   223
Reconciliation of net income to net cash provided
  (used) by operating activities:
   Net income................................    $  3,287       $ 1,513
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization.........       2,559         2,365
       Other, net............................           -           (30)
       Loss on sale of assets................         268            44
       Changes in assets and liabilities:
         Accounts receivable.................        (977)        3,817
         Inventories.........................      (2,469)       (8,022)
         Prepaid expenses and other
           current assets....................        (648)          (98)
         Accounts payable....................          85        (2,250)
         Accrued salaries, wages and benefits       1,499           266
         Other accrued expenses..............         405           417
         Deferred income taxes...............         275          (193)
       Other assets..........................        (166)         (137)
       Other long-term liabilities...........        (178)         (816)
    Net cash provided (used) by operating
      activities.............................    $  3,940       $(3,124)

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

 2.  Property, Plant and Equipment

                                       (Unaudited)
                                         June 30,      December 31,
                                           1996           1995
     Land and buildings.............     $33,594         $33,594
     Machinery and equipment........      42,791          43,127
     Leasehold improvements.........         153             153
     Furniture, fixtures and office
       equipment. ..................         997           1,387
     Construction in progress.......       2,123             138
                                         $79,658         $78,399

 3.  Long-Term Debt
                                       (Unaudited)
                                         June 30,      December 31,
                                           1996           1995

     7.28% senior notes due March
       15, 2004.....................     $30,000         $30,000
     7.57% senior note due June 30,
       2005.........................      10,000          10,000
     Revolving credit facility......           -             914
     7% convertible subordinated
       debentures due April 1, 2012.         153             153
         Total                            40,153          41,067
     Less current maturities........       1,375             650
                                         $38,778         $40,417

                STANLEY FURNITURE COMPANY,. INC.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
         (In thousands, except share and per share data)



4.  Subsequent Event

On July 1, 1996, the Company was released from a lease obligation resulting from the purchase and concurrent resale of certain facilities at its former Norman's of Salisbury division. This obligation was accrued as part of the 1994 charge to discontinued operations in connection with the liquidation of Norman's. Accordingly, the Company expects to record a partial reversal of this accrual approximating $250,000 net of tax, or $.05 per share, in the third quarter of 1996.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Results of Operations

Net sales increased $9.1 million, or 23.9%, for the three month period ended June 30, 1996, from the comparable 1995 period. For the six month period, net sales increased $12.3 million, or 14.8%, from the comparable 1995 period. The increase was due primarily to higher unit volume and to a lesser extent higher average selling prices.

Gross profit margin for the three and six month periods of 1996 increased to 23.4% and 22.9%, respectively, from 21.1% and 20.6% for the comparable 1995 periods. The higher gross profit margin was due primarily to stabilizing raw material costs, improved operating efficiencies and the favorable impact from the June 1995 purchase of the previously leased manufacturing facilities.

Selling, general and administrative expenses as a percentage of net sales for the three and six month periods of 1996 decreased to 15.5% and 15.0%, respectively, from 16.1% and 15.7% for the comparable 1995 periods, due to higher net sales. These expenses increased for the 1996 periods due to higher selling cost as a result of increased sales and increased merchandising cost.

During the second quarter of 1995, the Company recognized an unusual item consisting of the net effect of, (i) an accrual reversal as a result of being released from a lease obligation at its previously closed Waynesboro, Virginia facility and (ii) a charge for severance resulting from the resignation of the Company's former Chief Operating Officer.

As a result of the above, operating income for the three and six month periods of 1996 increased to $3.8 million, or 8.0% of net sales and $7.5 million, or 7.9% of net sales, respectively, from $2.0 million, or 5.3% of net sales, and $4.2 million, or 5.1% of net sales, for the comparable 1995 periods.

Interest expense for both the 1996 three and six month period increased due principally to higher debt levels, offset by lower interest rates.

The Company's effective income tax rate was 39.0% and 38.0% for the six month period in 1996 and 1995, respectively.

Financial Condition, Liquidity and Capital Resources

At June 30, 1996, long-term debt was $38.8 million and approximately $23.2 million of additional borrowing capacity was available under the revolving credit facility. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

The Company generated cash from operations of $3.9 million in the 1996 period compared to cash used in operations of $3.1 million during the 1995 period. The cash generated in 1996 was attributable to higher sales and was used to fund capital expenditures and reduce borrowings under the revolving credit facility. Cash was required in 1995 due to lower sales volume, increased inventory levels and higher interest payments, partially offset by lower tax payments.

Net cash used by investing activities was $2.3 million in the 1996 period compared to $12.7 million in the 1995 period. In the 1995 period, proceeds from a senior note issuance and additional borrowings from the revolving credit facility, amounting to $10.5 million were used to purchase two plant facilities which were previously leased. The 1996 expenditures and the remaining expenditures for 1995 were primarily for plant and equipment and other assets in the normal course of business.

Net cash used by financing activities was $484,000 in the 1996 period compared to cash provided by financing activities of $15.7 million in the 1995 period. In the 1996 period, cash generated from operations reduced borrowings under the revolving credit facility. The 1995 borrowings provided cash for operations, the purchase of the two previously leased plant facilities and other capital expenditures.

Subsequent Event

On July 1, 1996, the Company was released from a lease obligation resulting from the purchase and concurrent resale of certain facilities at its former Norman's of Salisbury division. This obligation was accrued as part of the 1994 charge to discontinued operations in connection with the liquidation of Norman's. Accordingly, the Company expects to record a partial reversal of this accrual approximating $250,000 net of tax, or $.05 per share, in the third quarter of 1996.

PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders


(a) The annual meeting of the Company's shareholders was held April 25, 1996.

(b) The shareholders of the Company elected one director for a three-year term expiring at the Annual Meeting of Shareholders to be held in 1999. The election was approved by the following vote:

                                     For        Withheld
         C. Hunter Boll           4,275,158      34,841

(c)(i) The shareholders approved the ratification of the selection of Coopers & Lybrand L.L.P. as the independent public accountants for the Company for the current fiscal year. The ratification was approved by the following vote:

               FOR                4,305,483

               AGAINST                  724

               ABSTAIN                3,792


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 10.1 Employment agreement dated as of June 1, 1996, between Douglas I. Payne and the Registrant.*

     Exhibit 10.2  Amendment #1 to Employment Agreement between
                   C. William Cubberley, Jr. and the Registrant, dated as of June 1, 1996.*

     Exhibit 11.   Schedule of Computation of Earnings Per Share.*

     Exhibit 27.   Financial Data Schedule.*

(b)  Reports on Form 8-K

     None.


* Filed herewith.

                            SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  STANLEY FURNITURE COMPANY, INC.


Date: July 16, 1996               By: /s/ Douglas I. Payne
                                      Douglas I. Payne
                                      Vice President of Finance,
                                      Secretary and Treasurer
                                      (Principal Financial and
                                      Accounting Officer)