Form 10-Q
period 1996-09-30
STANLEY FURNITURE CO INC/
filed 1996-11-07
CIK 797465

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)

    X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 1996 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 15, 1996.

          Class                                      Number

Common Stock, par value $.02 per share          4,729,042 Shares

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                        STANLEY FURNITURE COMPANY, INC.
                                 BALANCE SHEETS
                       (In thousands, except share data)

                                        (Unaudited)
                                        September 29,  December 31,
                                           1996            1995
ASSETS
Current assets:
  Cash................................   $  3,705      $    298
  Accounts receivable, less allowances of
    $1,961 and $1,157, respectively...     28,173        22,732
  Inventories:
    Finished goods....................     21,527        22,391
    Work-in-process...................      5,756         5,368
    Raw materials.....................     11,522        12,408
                                           38,805        40,167
  Prepaid expenses and other current assets   415           435
  Deferred income taxes...............      2,615         2,420
      Total current assets............     73,713        66,052
Property, plant and equipment, at cost.    80,054        78,399
  Less accumulated depreciation........    26,946        24,168
                                           53,108        54,231
Goodwill, less accumulated amortization
  $2,604 and $2,352....................    10,836        11,088
Other assets...........................     3,975         3,180
                                         $141,632      $134,551
LIABILITIES
Current liabilities:
  Current maturities of long-term debt.  $    725      $    650
  Accounts payable.....................    14,176        13,637
  Accrued salaries, wages and benefits.     8,802         6,619
  Other accrued expenses...............     3,189         2,724
    Total current liabilities..........    26,892        23,630
Long-term debt, exclusive of current
  maturities...........................    38,778        40,417
Deferred income taxes..................    12,650        12,180
Other long-term liabilities............     2,402         3,585
  Total liabilities....................    80,722        79,812
STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 10,000,000
  shares authorized, 4,729,042 shares
  issued and outstanding...............        94            94
Capital in excess of par value.........    64,571        64,547
Deficit................................    (3,755)       (9,902)
  Total stockholders' equity...........    60,910        54,739
                                         $141,632      $134,551

                  The accompanying notes are an integral part
                         of the financial statements.

                        STANLEY FURNITURE COMPANY, INC.
                             STATEMENTS OF INCOME
                                  (Unaudited)
                     (In thousands, except per share data)

                               Three Months           Nine Months
                                   Ended                  Ended
                            September   October   September October
                            29, 1996    1, 1995   29, 1996  1, 1995

Net sales.................. $52,550     $44,706   $148,023 $127,858


Cost of sales..............  39,772      35,611    113,389  101,612


    Gross profit...........  12,778       9,095     34,634   26,246


Selling, general and
  administratie expenses...   7,619       6,347     21,973   19,402

Unusual items, net.........                                   (136)
    Operating income.......   5,159       2,748     12,661    6,980

Other expense, net.........      90         109        485      306
Interest expense...........     852       1,028      2,569    2,622

  Income from continuing operations
    before income taxes....   4,217       1,611      9,607    4,052
Income tax provision.......   1,602         613      3,706    1,541

  Income from continuing
    operations.............   2,615         998      5,901    2,511

Gain from discontinued
  operations, net of taxes.     246                    246

Net income................. $ 2,861     $   998   $  6,147  $ 2,511

Primary earnings per share:
  Continuing operations.... $   .53     $   .21   $   1.22  $   .53
  Discontinued operations..     .05                    .05

     Net income............ $   .58     $   .21   $   1.27  $   .53

Weighted average number of
  shares...................   4,954       4,728      4,848    4,728

Fully diluted earnings per share:
  Continuing operations.... $   .52     $   .21   $   1.17  $   .53
  Discontinued operations..     .05                    .05

     Net income............ $   .57     $   .21   $   1.22  $   .53

Weighted average number of
  shares...................   5,051       4,728      5,052    4,728

                  The accompanying notes are an integral part
                         of the financial statements.

                        STANLEY FURNITURE COMPANY, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                         Nine Months Ended
                                        September    October
                                        29, 1996     1, 1995
Cash flows from operating activities:
Cash received from customers.........  $141,887    $126,394
Cash paid to suppliers and employees.  (127,917)   (122,447)
Interest paid........................    (3,169)     (3,019)
Income taxes paid, net...............    (3,409)       (932)
  Net cash provided (used) by
    operating activities.............     7,392          (4)

Cash flows from investing activities:
Capital expenditures.................    (2,706)    (12,932)
Purchase of other assets.............      (181)       (399)
Proceeds from sale of assets.........        12          25
  Net cash used by investing
    activities.......................    (2,875)    (13,306)

Cash flows from financing activities:
Issuance of senior notes.............                10,000
(Repayment of) proceeds from revolving
  credit facility, net...............      (914)      2,897
Repayment of senior note.............      (650)
Proceeds from insurance policy loans.       430         385
Proceeds from exercise of stock
  options............................        24
  Net cash (used) provided by financing
    activities.......................    (1,110)     13,282

Net increase (decrease) in cash......     3,407         (28)
Cash at beginning of year............       298         301
Cash at end of quarter...............  $  3,705    $    273

Supplemental cash flow information:
Net income...........................  $  6,147    $  2,511
Adjustments to reconcile net income to
  net cash provided (used) by operating activities:
    Depreciation and amortization....     3,865       3,529
    Loss on sale of assets...........       265          44
    Other............................      (246)        (30)
    Changes in assets and liabilities:
      Accounts receivable............    (5,441)     (1,501)
      Inventories....................     1,362      (1,778)
      Prepaid expenses and other
        current assets...............    (1,101)       (265)
      Accounts payable...............       539      (3,196)
      Accrued salaries, wages and
        benefits.....................     2,183       1,458
      Other accrued expenses.........        41         356
      Deferred income taxes..........       114        (193)
      Other assets...................       (69)        (54)
      Other long-term liabilities....      (267)       (885)
Net cash provided (used) by operating
  activities.........................  $  7,392    $     (4)

                 The accompanying notes are an integral part
                         of the financial statements.

                        STANLEY FURNITURE COMPANY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

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

 2.   Property, Plant and Equipment
                                        (Unaudited)
                                       September 29,   December 31,
                                            1996          1995
                                             (In thousands)

      Land and buildings.............     $33,643       $33,594
      Machinery and equipment........      44,424        43,127
      Leasehold improvements.........         153           153
      Furniture, fixtures and office
        equipment....................       1,382         1,387
      Construction in progress.......         452           138
                                          $80,054       $78,399

 3.   Long-Term Debt
                                        (Unaudited)
                                       September 29,  December 31,
                                            1996          1995
                                             (In thousands)

      7.28% senior notes due March
        15, 2004.....................     $30,000       $30,000
      7.57% senior note due June 30,
        2005.........................       9,350        10,000
      Revolving credit facility......                       914
      7% convertible subordinated
        debentures due April 1, 2012.         153           153
          Total                            39,503        41,067

      Less current maturities........         725           650
                                          $38,778       $40,417

                        STANLEY FURNITURE COMPANY, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                (In thousands, except share and per share data)



4.  Discontinued Operations

On July 1, 1996, the Company was released from a lease obligation resulting from the purchase and concurrent resale of certain facilities at its former Norman's of Salisbury division. This obligation was accrued as part of the 1994 charge to discontinued operations in connection with the liquidation of Norman's. Accordingly, in the third quarter of 1996, the Company recorded an after tax gain of $246,000, or $.05 per share, as a partial reversal of this accrual.

5.  New Accounting Standard

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires a fair value based method of accounting for stock based compensation, and provides an option to the Company to either recognize compensation expense for employee stock based compensation or to provide proforma earnings information as if such compensation cost had been recognized. The Company has not determined which election it will make under SFAS 123, nor the various assumptions that will be used in the fair value calculations. Under either method the effect on net income for the nine-month period ended September 29, 1996 is not material, since options to purchase only 7,500 shares were granted during the period.


6.  Subsequent Event

On October 15, 1996, the Company filed a registration statement with the SEC for a public offering of its common stock held by a major stockholder. In connection with this offering, the Company has agreed to acquire from the selling stockholders any share of common stock not acquired at the price offered to the public, net of an amount equal to the underwriting discount that otherwise would have been paid in respect of such shares of common stock. Assuming an offering price of $19.25 and an underwriting discount of 5.5%, and that the Underwriters' overallotment option is not exercised, the Company will acquire 358,902 shares of common stock from the selling stockholders for an aggregate consideration of $6,528,876, which the Company will fund from available cash and, if necessary, borrowings under its revolving credit facility. The following pro forma information assumes that the repurchase of common stock is financed entirely by borrowings under the revolving credit facility at an assumed interest rate of 7%. The pro forma effects on the
Company's financial position assume that the stock was repurchased as of
September 29, 1996. The pro forma effects on the Company's operating results for the year ended December 31, 1995 and the nine-months ended September 29,
1996 assume that the stock was repurchased at the beginning of the respective twelve- and nine-month periods.

                                          As Reported     Pro Forma
                                          (In thousands, except per
                                                 share data)

Financial position at September 29, 1996:
  Long-term debt including current
    maturities...........................   $39,503        $46,032
  Stockholders' equity...................    60,910         54,381
Operating results, year ended December
  31, 1995:
  Interest expense.......................     3,534          3,991
  Net income.............................     3,889          3,608
  Income from continuing operations per
    common share - primary...............   $   .82        $   .83
  Income from continuing operations per
    common share - fully diluted.........   $   .82        $   .83
Operating results, nine months ended
  September 29, 1996:
  Interest expense.......................     2,569          2,912
  Net income.............................     6,147          5,937
  Income from continuing operations per
    common share - primary...............   $  1.22        $  1.27
  Income from continuing operations per
    common share - fully diluted.........   $  1.17        $  1.21

The pro forma information does not include offering expenses of approximately $300,000 payable by the Company, which will be incurred in the fourth quarter of 1996.

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

Net sales increased $7.8 million, or 17.5%, for the three-month period ended September 29, 1996 from the comparable 1995 period. For the nine-month period, net sales increased $20.2 million, or 15.8%, from the comparable 1995 period. The increases were due principally to higher unit volume and to a lesser extent higher average selling prices.

Gross profit margin for the three- and nine-month periods of 1996 increased to 24.3% and 23.4%, respectively, from 20.3% and 20.5% for the comparable 1995 periods. The higher gross profit margin was due primarily to stabilizing raw material costs, improved operating efficiencies and the leveraging of fixed costs due to increased production levels.

Selling, general and administrative expenses increased for the 1996 periods due to (i) higher selling cost resulting from increased sales and increased merchandising expenses, (ii) increased compensation expense pursuant to the Company's incentive compensation plan for key employees, and (iii) increased provision for bad debts. For the three-month period, these expenses as a percentage of net sales increased to 14.5% from 14.2% for the comparable 1995 period. For the nine-month period, these expenses as a percentage of net sales decreased to 14.8% from 15.2% for the comparable 1995 period, due principally to higher net sales.

During the second quarter of 1995, the Company recognized an unusual item consisting of the net effect of, (i) an accrual reversal as a result of being released from a lease obligation at its previously closed Waynesboro, Virginia facility and (ii) a charge for severance resulting from the resignation of the Company's former chief operating officer.

As a result of the above, operating income for the three- and nine-month periods of 1996 increased to $5.2 million, or 9.8% of net sales, and $12.7 million, or 8.6% of net sales, respectively, from $2.7 million, or 6.1% of net sales, and $7.0 million, or 5.5% of net sales, for the comparable 1995 periods.

Interest expense for both the three- and nine-month periods of 1996 decreased due to lower debt levels.

The Company's effective income tax rate was 38.6% and 38.0% for the nine-month periods of 1996 and 1995, respectively.

Financial Condition, Liquidity and Capital Resources

At September 29, 1996, long-term debt was $38.8 million, and approximately $23.0 million of additional borrowing capacity was available under the revolving credit facility. Annual debt service requirements are $878,000 in 1997, $5.1 million in both 1998 and 1999 and $5.2 million in both 2000 and 2001. The Company expects capital expenditures for the next twelve months to range from $4 million to $5 million. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

The Company generated cash from operations of $7.4 million in the 1996 nine-month period principally as a result of higher sales.
The Company used $4.0 million of the cash generated in the 1996 nine-month period primarily to fund capital expenditures and reduce borrowings. Cash provided from the Company's operations during the 1995 nine-month period was used substantially to fund its operating activities for that period. For the 1995 nine-month period, compared to the prior year period, cash was required for higher interest payments offet by lower tax payments and less cash paid to suppliers and employees due to reduced inventory levels.

Net cash used by investing activities was $2.9 million in the 1996 nine-month period compared to $13.3 million in the 1995 nine-month period. In the 1995 nine-month period, proceeds from the issuance of senior notes and additional borrowings from the revolving credit facility were used to purchase two previously leased plant facilities for $10.5 million. The 1996 expenditures and the remaining expenditures for 1995 were primarily for plant and equipment and other assets in the normal course of business.

Net cash used by financing activities was $1.1 million in the 1996 nine-month period compared to cash provided by financing activities of $13.3 million in the 1995 nine-month period. The 1995 borrowings provided cash for the purchase of the two previously leased plant facilities and other capital expenditures.


Discontinued Operations

On July 1, 1996, the Company was released from a lease obligation resulting from the purchase and concurrent resale of certain facilities at its former Norman's of Salisbury division. This obligation was accrued as part of the 1994 charge to discontinued operations in connection with the liquidation of Norman's. Accordingly, in the third quarter, the Company recorded an after tax gain of $246,000, or $.05 per share, as a partial reversal of this accrual.

New Accounting Standard

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires a fair value based method of accounting for stock based compensation, and provides an option to the Company either to recognize compensation expense for employee stock based compensation or to provide pro forma earnings information as if such compensation cost had been recognized. The Company has not determined which election it will make under SFAS 123, nor the various assumptions that will be used in the fair value calculations. Under either method the effect on net income for the nine-month period ended September 29, 1996 is not material, since options to purchase only 7,500 shares were granted during the period.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit 4.1 Letter Amendment dated October 14, 1996 to Note Agreements dated February 15, 1994 and June 29, 1995 between the Company and The Prudential Insurance Company of America.*

         Exhibit 10.1 Assignment and Transfer Agreement dated as of October 8, 1996 between National Canada Finance Corp., a Delaware corporation ("NCFC") and National Bank of Canada, a Canadian chartered bank ("NBC") relating to the Second Amended and Restated Revolving Credit Facility dated as of February 15, 1995 (the "Second Amended and Restated Revolving Credit Facility") among the Company, NCFC and NBC.*

         Exhibit 10.2 Second Amendment dated as of October 14, 1996 between the Company and National Bank of Canada to Second Amended and Restated Revolving Credit Facility.*

         Exhibit 10.3 Amendment No. 1, dated as of November 1, 1996, between the Company and the Thomas
                       H. Lee Company to the Management
                       Agreement dated September 29, 1988 among the Company's predecessors and the Thomas H. Lee Company.*

         Exhibit 10.4  Amendment No. 1 dated as of October 1,
                       1996 to Employment Agreement dated as of January 1, 1991 between the Company and
                       Albert L. Prillaman.*

         Exhibit 11.   Schedule of Computation of Earnings Per
                       Share.*

         Exhibit 27.   Financial Data Schedule.*

         (b)  Reports on Form 8-K

         None.

* Filed herewith.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  STANLEY FURNITURE COMPANY, INC.


Date: November 7, 1996            By: /s/ Douglas I. Payne
                                      Douglas I. Payne
                                      Vice President of Finance,
                                      Secretary and Treasurer
                                      (Principal Financial and
                                      Accounting Officer)