Form 10-K
period 1996-12-31
STANLEY FURNITURE CO INC/
filed 1997-02-07
CIK 797465

                                                 UNITED STATES
                                      SECURITIES AND EXCHANGE COMMISSION
                                            Washington, D.C.  20549
                                                   FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934    [FEE REQUIRED]

       For the fiscal year ended December 31, 1996
                                                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934    [NO FEE REQUIRED]

For the transition period from              to

                                        Commission file number 0-14938

                  STANLEY FURNITURE COMPANY, INC.
                            (Exact name of Registrant as specified in its
Charter)

          Delaware                            54-1272589
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)           Identification Number)

1641 Fairystone Park Highway, Stanleytown, VA        24168
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

Aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price on January 27, 1997: $60,782,714

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of January 27, 1997:

Common Stock, par value $.02 per share                4,579,042
       (Class of Common Stock)                    Number of Shares

Documents incorporated by reference: Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders scheduled for April 24, 1997 are incorporated by reference into Part III.

                                               TABLE OF CONTENTS


Part I                                                       Page


      Item 1      Business.............................        3
      Item 2      Properties...........................        9
      Item 3      Legal Proceedings....................        9
      Item 4      Submission of Matters to a Vote
                    of Security Holders................        9

Part II


      Item 5      Market for Registrant's Common Equity
                    and Related Stockholder Matters....       12
      Item 6      Selected Financial Data..............       13
      Item 7      Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations......................       15
      Item 8      Financial Statements and
                    Supplementary Data.................       18
      Item 9      Changes in and Disagreements with
                    Accountants on Accounting and
                    Financial Disclosure...............       18

Part III

      Items 10 through 13..............................       19

Part IV

      Item 14     Exhibits, Financial Statement
                    Schedule and Reports on Form 8-K...       19

      Signatures.......................................       25

      Index to Financial Statements and Schedule.......      F-1

                                  Stanley Furniture Company, Inc.

                                                    PART I

Item 1.     Business

General

     The Company is a leading designer and manufacturer of residential furniture exclusively targeted at the upper-medium price range. The Company offers diversified product lines across all major style and product categories within this price range.
Its product depth and extensive style selections make the Company a complete furniture resource for retailers in its price range and allow the Company to respond more quickly to shifting consumer preferences. The Company has established a broad distribution network in the United States that includes independent furniture stores, department stores, and national and regional furniture chains. To produce its products and support its broad distribution network, the Company has developed efficient and flexible manufacturing processes that it believes are unique in the furniture industry. The Company emphasizes continuous improvement in its manufacturing processes to enable it to continue providing competitive advantages to its customers, such as quick delivery, reduced inventory investment, high quality, and value.

Business Strategy and Competitive Advantages

     The Company's goal is to offer the best products and value in the upper-medium price range, and its business strategy is designed to provide superior quality, responsive customer service, and quick delivery. The Company believes its business strategy gives it and its customers competitive advantages. The key elements of the Company's business strategy include:

     Diversified Product Lines.    The Company's product lines
cover all major design categories, and include bedroom, dining room, youth bedroom (Young AmericaTM), living room tables, entertainment centers, home office (The OfficeTM), and upholstery. The Company believes that the diversity of its product lines enables it to anticipate and respond quickly to changing consumer preferences and provides retailers a complete furniture resource in the upper-medium price range. The Company has recently expanded its styles in youth and home office furniture to respond to growing consumer demand for these products. The Company intends to continue expanding its product styles with particular emphasis on upholstery, home office, and entertainment centers. The Company believes that its products represent good value and that the quality and style of its furniture compare favorably with more premium-priced products. To emphasize this comparison the Company uses the marketing theme, "We Just Look Expensive."


     Broad Distribution Network. The Company has developed a diverse and extensive customer base that provides the Company with access to a variety of markets and flexibility to adapt to market changes. The Company believes this broad distribution network reduces its exposure to regional recessions. The Company sells its furniture domestically through approximately 60 independent sales representatives to independent furniture retailers and national and regional chain stores. Representative customers include Sears, J.C. Penney, Homestead House, Huffman Koos, Robb & Stucky, Nebraska Furniture Mart, Furnitureland South, and Haverty's. In addition, the Company has recently increased its emphasis on international distribution. Approximately 8% of the Company's sales in 1996 were to international customers. The Company has sold to over 3,600 customers during the past twelve months, and no single customer accounted for more than ten percent of sales. The Company intends to continue to pursue all channels of distribution compatible with its products and price range with particular emphasis on national and regional chains and international outlets.

     Efficient Manufacturing Operations. The Company's operating strategy is to continuously improve customer responsiveness, quality, and operating efficiency. The Company's manufacturing processes, which support its product and distribution strategy, focus on quick delivery while minimizing inventory levels and improving quality by producing smaller, more frequent, and cost-effective production runs. As a result, the Company shipped customer orders within 17.5 days on average during 1996 with average finished goods inventory turns of 6.3. The Company believes its ability to deliver its products within these time frames, while maintaining a high level of inventory turnover, is superior to that of its competitors. In addition, the Company believes its quality performance consistently outperforms the industry when measured by returns and allowances as reported by the
American Furniture Manufacturers Association.   Consistent with the
Company's philosophy of providing its customers with a competitive advantage, the Company's quick delivery reduces its customers' inventory investment and price markdowns, and the high quality of the Company's products minimizes its customers' redelivery costs.


Products and Styles

     The Company's diverse product lines and styles provide retailers a complete furniture resource for the purchase of upper-medium priced furniture and enables the Company to respond quickly to changing consumer preferences.








     The Company provides wood products in a variety of woods, veneers, and finishes. The number of styles by product line currently marketed by the Company is set forth in the following table:

                                                  Number of Styles

   Bedroom.......................................         30
   Dining room...................................         28
   Youth bedroom (Young America)................         19
   Occasional:
      Living room tables.........................         28
      Entertainment centers......................         18
      Home office (The Office)..................          8


     These product lines cover all major design categories including European traditional, contemporary/transitional, eighteenth century, and country/nostalgia designs.

     The Company introduced upholstered furniture products in the fall of 1994, allowing the Company to expand its product offerings in the upper-medium price range. The Company's entry into the upholstery business takes advantage of its existing distribution network without requiring a significant capital investment. The Company's upholstered products consist mainly of stationary sofas, sleepers, love seats, and chairs. Since initial introduction, the Company has expanded its upholstered products and currently offers a variety of frames and approximately 450 fabric selections.

     The Company designs and develops new product styles each year to replace discontinued items or styles and, if desired, expand product lines. The Company's product design process begins with marketing personnel identifying customer needs and conceptualizing product ideas, which generally consist of a group of related furniture pieces. A variety of sketches are produced, usually by Company designers, from which prototype furniture pieces are built.

     The Company's engineering department then prepares the prototype for actual full-scale production. The Company consults with its marketing personnel, sales representatives, and selected customers throughout this process and strives to introduce its new product styles at the fall and spring international furniture markets.


Distribution

     The Company has developed a varied and extensive customer base that provides it with access to a variety of markets and the flexibility to adapt to market changes. The Company believes this broad network reduces its exposure to regional recessions. The Company sells its furniture domestically through approximately 60 independent sales representatives to independent furniture retailers and national and regional chain stores. In marketing its products to independent retailers, the Company utilizes a promotional incentive sales program, the "Stanley Preferred Retailer." There are more than 500 Stanley Preferred Retailers, which account for approximately half of the Company's sales. This program is designed to encourage independent retailers to commit retail floor space to the Company's products. The Stanley Preferred Retailer program is designed to be flexible and is adapted to the merchandising and marketing plans of retailers by accommodating geographic, style, and promotional preferences. To participate, a retailer must commit a specified amount of floor space to the Company's products and achieve specified sales volumes. In return the participating retailer receives product discounts during promotional periods and merchandising materials, among other incentives.

     The general marketing practice followed in the furniture industry is to exhibit products at international and regional furniture markets. In the spring and fall of each year, a nine-day furniture market is held in High Point, North Carolina, which is attended by most buyers and is regarded by the industry as the international market. The Company utilizes 60,000 square feet of showroom space at the High Point market to introduce new products, increase sales of its existing products, and test ideas for future products.

     No single customer accounted for more than ten percent of the Company's sales in 1996. No material part of the Company's business is dependent upon a single customer, the loss of which would have a material effect on the business of the Company. The loss of several of the Company's major customers could have a material impact on the business of the Company.


Manufacturing

     The Company's manufacturing operations complement its product and distribution strategy by emphasizing continuous improvement in quality and customer responsiveness while reducing costs. The Company's manufacturing processes produce smaller, more frequent and cost effective runs. The Company focuses on identifying and eliminating manufacturing bottlenecks and waste, employing statistical process control and, in turn, adjusting manufacturing schedules on a daily basis, using cellular manufacturing in the production of components, and improving its relationships with suppliers by establishing primary supplier relationships. In addition, a key element of the Company's manufacturing processes is to involve all Company personnel, from hourly associates to management, in the improvement of the manufacturing processes by encouraging and responding to ideas to improve quality and to reduce manufacturing lead times.

     The Company operates manufacturing facilities in North
Carolina and Virginia consisting of an aggregate of more than three million square feet. The Company considers its present equipment to be generally modern, adequate and well maintained.

     The Company schedules production of its various styles based upon actual and anticipated orders. The Company's manufacturing processes enable it to fill orders through manufacturing rather than inventory. Since the Company ships customer orders on average in less than three weeks, management believes that the size of its backlog is not necessarily indicative of its long-term operations. The Company's backlog of unshipped orders was $23.6 million and $21.5 million at December 31, 1996 and 1995, respectively.
Raw Materials

     The principal materials used by the Company in manufacturing its products include lumber, veneers, plywood, particle board, hardware, glue, finishing materials, glass products, laminates, fabrics, metals, frames, filling, and cushioning materials. The Company uses a variety of species of lumber, including cherry, oak, ash, poplar, pine, maple, and mahogany. The Company's five largest suppliers accounted for approximately 24% of its purchases in 1996. The Company believes that its sources of supply for these materials are adequate and that it is not dependent on any one supplier.

Competition

     The Company is the fifteenth largest out of more than 600 furniture manufacturers in North America based on 1995 sales, according to Furniture/Today, a trade publication. The furniture industry is highly competitive and includes a large number of foreign and domestic manufacturers, none of which dominates the market. The markets in which the Company competes include a large number of relatively small manufacturers; however, certain competitors of the Company have greater sales volumes and greater financial resources than the Company. Competitive factors in the upper-medium price range include style, price, quality, delivery, design, service, and durability. The Company believes that its manufacturing processes, its long-standing customer relationships and customer responsiveness, its consistent support of existing diverse product lines that are high quality and good value, and its experienced management are competitive advantages.

Associates

     At December 31, 1996, the Company employed approximately 2,700 associates. None of the Company's associates is represented by a labor union. The Company considers its relations with its associates to be good.


Patents and Trademarks

     The trade names of the Company represent many years of continued business, and the Company believes such names are well recognized and associated with quality in the furniture industry. The Company owns a number of patents, trademarks, and licenses, none of which is considered to be material to the Company.





Governmental Regulations

     The Company is subject to federal, state, and local laws and regulations in the areas of safety, health, and environmental pollution controls. Compliance with these laws and regulations has not in the past had any material effect on the Company's earnings, capital expenditures, or competitive position; however, the effect of such compliance in the future cannot be predicted. Management believes that the Company is in material compliance with applicable federal, state, and local environmental regulations.

     Regulations issued in December 1995 under the Clean Air Act Amendments of 1990 may require the Company to reformulate certain furniture finishes or institute process changes to reduce emissions of hazardous volatile organic compounds. The furniture industry and its suppliers are attempting to develop water-based and other forms of complaint finishing materials to replace commonly-used organic-based finishes that are a major source of regulated emissions. The Company cannot at this time estimate the impact of these new standards on the Company's operations and future capital expenditure requirements, or the cost of compliance.


Forward-Looking Statements

     Certain statements made in this Annual Report on Form 10-K are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. See, e.g. "Business Strategy and Competitive Advantages." These statements reflect the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include the cyclical nature of the furniture industry, fluctuations in the price for lumber which is the most significant raw material used by the Company, competition in the furniture industry, capital costs and general economic conditions.

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

                                          Approximate    Owned
                                         Facility Size     or
        Location         Primary Use     (Square Feet)  Leased

     Stanleytown, VA     Manufacturing      1,660,000   Owned
                         and Corporate
                         Headquarters          61,000   Owned
     West End, NC        Manufacturing        470,000   Owned
     West End, NC        Lumber Yard                    Leased(1)
     Lexington, NC       Manufacturing        635,000   Owned
     Robbinsville, NC    Manufacturing        540,000   Owned
     High Point, NC      Showroom              60,000   Leased(2)

(1)  Lease expires May 31, 2007.
(2)  Lease expires October 31, 1999.  Approximately 8,000 square feet is subleased.

Item 3.    Legal Proceedings

     None.

Item 4.    Submission of Matters to a Vote of Security Holders

     None.

Executive Officers of the Registrant

     The Company's executive officers and their ages as of December 31, 1996 are as follows:


        Name                Age          Position

Albert L. Prillaman........  51    Chairman, President
                                    and  Chief Executive
                                    Officer
C. William Cubberley, Jr...  56    Senior Vice President-
                                    Sales and Marketing
Bobby I. Hodges............  59    Senior Vice President-
                                    Manufacturing
Douglas I. Payne...........  38    Senior Vice President-
                                    Finance and
                                    Administration,
                                    Treasurer and Secretary
William A. Sibbick.........  40    Vice President-Product
                                    Development and
                                    Merchandising-Dining
                                    Room and Occasional
Joe G. Bost................  49    Vice President-Product
                                    Development and
                                    Merchandising-Upholstery
Kelly S. Cain..............  42    Vice President-Product
                                    Development and
                                    Merchandising-Bedroom
                                    and Youth

     Albert L. Prillaman has been President and Chief Executive Officer of the Company since December 1985 and Chairman of the Board of Directors since September 1988. Prior thereto, Mr. Prillaman had served as a Vice President of the Company and President of the Stanley Furniture division of the Company's predecessor since 1983, and in various executive and other capacities with the Stanley Furniture division of the predecessors of the Company since 1969. Mr. Prillaman is a director of Main Street Bank Group Incorporated.

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

     Douglas I. Payne has been Senior Vice President-Finance and Administration since December 1996. He was Vice President of Finance and Treasurer of the Company since September 1993. He was Vice President-Treasurer of the Company from December 1989 to September 1993, was Treasurer of the Company from June 1986 to December 1989 and he was Assistant Treasurer of the Company from August 1985 to June 1986. Mr. Payne has been Secretary of the Company since September 1988.

     William A. Sibbick has been Vice President-Product Development and Merchandising-Dining Room and Occasional since December 1996. He was Vice President - Product Development and Merchandising from April 1995 until December 1996. He was Vice President - Product Development from June 1993 until April 1995. He was Vice President-Senior Product Manager of the Stanley Furniture division from January 1992 until June 1993. Prior to that time, he had been Vice President-Product Manager since his employment in March 1989.

     Joe G. Bost has been Vice President-Product Development and Merchandising-Upholstery since December 1996. He was Vice President-Upholstery from April 1995 until December 1996. He was President of the Company's Norman's of Salisbury division since his employment in January 1993 until April 1995. Prior to joining the Company, Mr. Bost was Senior Vice-President of Sales, Marketing, Administration and Manufacturing of Hickorycraft, Inc., a manufacturer of upholstery and occasional tables, a position he held since 1987.

     Kelly S. Cain was elected Vice President-Product Development and Merchandising for bedroom product lines in December 1996.
Since July 1985, he held various management positions in sales and marketing.

                                                    PART II


Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters

     The Company's common stock is quoted on The Nasdaq Stock
Market ("Nasdaq") under the symbol STLY. The table below sets forth the high and low sales prices per share as reported by Nasdaq.

                                             High       Low
1996

First Quarter..........................     $10.75    $ 8.00
Second Quarter.........................      12.13     10.00
Third Quarter..........................      17.50     10.25
Fourth Quarter.........................      20.75     14.00

1995

First Quarter..........................     $ 9.50    $ 7.00
Second Quarter.........................       8.38      7.00
Third Quarter..........................       8.75      7.00
Fourth Quarter.........................       9.00      7.75


     The quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. As of January 27, 1997, there were approximately 1,500 beneficial stockholders. The Company currently retains all earnings to finance the growth and development of its business. However, the Company will continue to evaluate its dividend policy, and any future payments will depend upon the financial condition, capital requirements, and earnings of the Company, as well as other factors that the Board of Directors may deem relevant. The Company's ability to pay dividends with respect to the Common Stock is restricted, under certain covenants in loan agreements, to 50% of the Company's consolidated net earnings, adjusted for any net cash proceeds received by the Company from the sale of its stock and the amount of any payments for redemption, purchase or other acquisition of its capital stock, subsequent to January 1, 1994. As of December 31, 1996, $8.3 million was available for the payment of dividends under these restrictions.

Item 6.     Selected Financial Data

                                         Years Ended December 31,
                                   1996     1995     1994     1993     1992
                                     (in thousands, except per share data)
Income Statement Data:
Net sales...................... $201,905 $174,179 $184,342 $167,091 $166,501
Cost of sales:
  From products sold...........  153,332  137,621  148,453  134,972  132,984
  Business interruption
    insurance (1)..............                              (5,036)
      Gross profit.............   48,573   36,558   35,889   37,155   33,517
Selling, general and admin-
  istrative expenses...........   30,403   26,454   26,483   25,976   25,117
Unusual items, net(2)..........              (136)
Restructuring credit (3).......                                       (2,078)
    Operating income...........   18,170   10,240    9,406   11,179   10,478
Other expense, net.............      616      433      444    1,346      686
Gain on insurance settlement
  (4)..........................                     (2,379)  (2,186)
Interest expense...............    3,344    3,534    2,969    3,048    7,058
  Income from continuing
    operations before income
    taxes......................   14,210    6,273    8,372    8,971    2,734
Income taxes...................    5,470    2,384    3,256    3,691    1,053
  Income from continuing
    operations................. $  8,740 $  3,889 $  5,116 $  5,280 $  1,681
Income from continuing
  operations per common share.. $   1.71 $    .82 $   1.08 $   1.39 $    .56

Weighted average number of
  shares, fully diluted(5).....    5,119    4,727    4,744    3,792    2,996

Supplementary Income From Con-
  tinuing Operations Per
  Common Share Data:
  Before non-recurring gain(6). $   1.71 $    .82 $    .77 $   .90  $    .68
  Non-recurring gain on
    insurance..................                        .31     .29
    As reported................ $   1.71 $    .82 $   1.08 $  1.19  $    .68
Weighted average number of
  shares, fully diluted(7).....    5,119    4,727    4,744   4,725     4,725

Balance Sheet Data:
Cash........................... $  8,126 $    298 $    301 $   200  $    649
Inventories....................   40,239   40,167   39,905  37,684    33,343
Working capital................   46,225   42,422   42,912  40,833    34,650

Total assets...................  141,510  134,551  124,519 124,859   114,302
Long-term debt including
  current maturities...........   39,350   41,067   33,395  32,647    48,582

Common stockholders' equity
  (5) (8)......................   61,617   54,739   50,830  47,204    29,959

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

(3) In 1991, the Company recorded pretax charges in anticipation of the closing of the Waynesboro, Virginia facility to eliminate excess capacity and the transfer of certain product lines to other manufacturing facilities. Operating income for 1992 includes a restructuring credit of $2.1 million from lower than anticipated costs of closing the Waynesboro facility.

(4) In 1994, the Company recorded a pretax gain of $2.4 million as part of the final insurance settlement. Also, in 1993, a $2.2 million pretax gain was recorded since insurance proceeds exceeded the book value of leasehold improvements and equipment destroyed in the fire. See Note 8 of the Notes to Financial Statements.

(5) In July 1993, the Company completed a public offering of 1,725,000 shares of common stock at $8.50 per share. The net proceeds of $13.1 million were used to reduce debt. Primary per share information is the same as fully diluted per share information, for all periods presented except for 1996.
For this period, primary weighted average common shares were 4,945,000 and primary income from continuing operations per common share before gain on insurance settlement, net of income taxes was $1.77.

(6) Income from continuing operations before insurance related gains was $3.7 million in 1994 and $4.3 million in 1993.

(7) The 1993 and 1992 periods include the effect of pro forma adjustments for the July 1993 public offering of 1,725,000 shares of Common Stock, assuming the 1993 public offering occurred at the beginning of each year.

(8) No dividends have been paid on the Common Stock during any of the years presented.

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

     The following discussion should be read in conjunction with the Selected Financial Data and the Financial Statements and Notes thereto contained elsewhere herein.

Results of Operations

     The following table sets forth the percentage relationship to net sales of certain items included in the Statements of Income:

                                               For the Years Ended
                                                 December 31,
                                            1996       1995     1994
Net sales................................  100.0%     100.0%   100.0%
Cost of sales............................   75.9       79.0     80.5
  Gross profit...........................   24.1       21.0     19.5
Selling, general and administrative
  expenses...............................   15.1       15.2     14.4
Unusual items, net.......................               (.1)
  Operating income.......................    9.0        5.9      5.1
Other expenses, net......................     .3         .3       .3
Gain on insurance settlement.............                       (1.3)
Interest expense.........................    1.7        2.0      1.6
  Income from continuing operations
  before income taxes....................    7.0        3.6      4.5
Income taxes.............................    2.7        1.4      1.7
  Income from continuing operations......    4.3%       2.2%     2.8%

1996 Compared to 1995

     Net sales increased $27.7 million, or 15.9%, for the year ended December 31, 1996 compared to 1995. The increase was due principally to higher unit volume.

     Gross profit margin for 1996 increased to 24.1% from 21.0% for the comparable 1995 period. The higher gross profit margin was due primarily to stabilizing raw material costs, improved operating efficiencies, and the leveraging of fixed costs due to increased production levels.

     Selling, general and administrative expenses as a percentage of net sales were 15.1% and 15.2% for 1996 and 1995, respectively. These expenses increased for the 1996 period due principally to (i) higher selling cost resulting from increased sales and increased merchandising expenses, (ii) increased compensation expense pursuant to the Company's incentive compensation plan for key employees, and (iii) increased provision for bad debts.

     During the second quarter of 1995, the Company recognized an unusual item consisting of the net effect of (i) an accrual reversal as a result of being released from a lease obligation at its previously closed Waynesboro, Virginia facility and (ii) a charge for severance resulting from the resignation of a former officer.

     As a result of the above, operating income for 1996 increased to $18.2 million, or 9.0% of net sales, from $10.2 million, or 5.9% of net sales, in 1995.

     The Company's effective income tax rate was 38.5% and 38.0% for 1996 and 1995, respectively.

1995 Compared to 1994

     Net sales decreased $10.2 million, or 5.5%, from 1994 levels due principally to lower unit volume, partially offset by the additional volume from upholstered products and higher average selling prices.

        Gross profit margin increased to 21.0% in 1995 from 19.5% in 1994. The higher gross profit margin was due principally to increased prices, a moderation in lumber cost increases, a more favorable product mix and the favorable impact from the purchase of the previously leased manufacturing facilities. The increase in gross profit was slightly offset by an increased overhead absorption rate resulting from lower output levels in 1995.

        Selling, general and administrative expenses were approximately the same for both years. However, as a percentage of net sales, these expenses increased to 15.2% in 1995 from 14.4% in 1994. The higher percentage was due principally to lower net sales and increased selling cost associated with new products.

        As a result of the above, operating income increased to $10.2 million, or 5.9% of net sales, in 1995 from $9.4 million, or 5.1% of net sales, in 1994.

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









Financial Condition, Liquidity and Capital Resources

     During August 1995, the Company amended its $25.0 million revolving credit facility, extending its maturity date to August 1998. The interest rate under the facility was reduced to prime (8.25% on December 31, 1996) or, at the Company's option, the reserve adjusted LIBOR plus 1.0% per annum. In June 1995, the Company issued a $10.0 million 7.57% senior note due 2005 in a private placement of debt, and the proceeds were used to purchase two previously leased manufacturing facilities. In February 1994, the Company completed the private placement of $30.0 million of 7.28% senior notes due 2004. The proceeds from the senior notes were used to repay an existing term note and a portion of the revolving credit facility.

     At December 31, 1996, long-term debt including current maturities was $39.4 million, and approximately $22.8 million of additional borrowing capacity was available under the revolving credit facility. Annual debt service requirements are $725,000 in 1997, $5.1 million in both 1998 and 1999, $5.2 million in 2000 and $5.3 million in 2001. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

Operating Cash Flows

     The Company generated cash from operations of $15.3 million in 1996 principally as a result of higher sales and improved margins. The Company used $7.5 million of the cash generated in 1996 primarily to fund capital expenditures, reduce borrowings and repurchase common stock. During 1995, cash generated from operations of $6.6 million was used to reduce borrowings under the revolving credit facility and to fund capital expenditures in the normal course of business. The increase in cash generated from operations was due principally to lower tax payments of $1.0 million in 1995 compared to $4.5 million in 1994. Tax payments were higher in 1994 principally due to the timing of installment payments for 1993, resulting from the utilization of net operating losses carried forward from 1992. Also, refunds attributed to 1994 reduced tax payments for 1995. Cash generated from operations in 1995 also increased as a result of less cash paid to suppliers and employees due to reduced production levels. During 1994, cash provided by operations of $4.1 million and net borrowings of $1.2 million were used to fund capital expenditures.

     Operating cash flows in 1994 include proceeds of $4.6 million received from insurance in connection with the fire that occurred in February 1993 at the Company's Stanleytown, Virginia facility. Cash paid to suppliers in 1994 included costs of $2.7 million incurred in connection with the fire. Excluding the effect of the fire, cash was required in the 1994 period to support higher accounts receivable requirements reflecting higher sales levels, higher payments to suppliers and employees as a result of higher production levels and higher tax payments as discussed above. These higher payments in the 1994 period were partially offset by lower interest payments due principally to lower debt levels.

Investing Activities

     Net cash used by investing activities was $4.0 million in 1996 compared to $14.7 million and $5.2 million in 1995 and 1994, respectively. In the 1995 period, proceeds from the issuance of senior notes and additional borrowings from the revolving credit facility were used to purchase two previously leased plant facilities for $10.5 million. The 1996 and 1994 expenditures, and the remaining expenditures for 1995, were primarily for plant and equipment and other assets in the normal course of business.

Financing Activities

     Net cash used by financing activities was $3.5 million in 1996 compared to cash provided by financing activities of $8.1 million and $1.2 million in 1995 and 1994, respectively. In 1996, the purchase of common stock and the reduction in borrowings was financed by cash generated from operations. The 1995 borrowings provided cash for the purchase of the two previously leased plant facilities and other capital expenditures. Cash provided by financing activities in the 1994 period was used to fund capital expenditures.

Discontinued Operations

     Beginning in 1991, the Company's Norman's of Salisbury fabric division ("Norman's") was reflected as a discontinued operation.
In 1994, the Company ceased operations at Norman's and liquidated the division resulting in a $2.8 million ($4.5 million pretax) additional loss provision. In 1996, the Company was released from a lease obligation resulting from the purchase and concurrent resale of certain facilities at its former Norman's division. This obligation was accrued as part of the 1994 charge to discontinued operations. Accordingly, in 1996, the Company recorded an after tax gain of $246,000, or $.05 per share, as a partial reversal of this accrual.

Item 8.   Financial Statements and Supplementary Data

     The financial statements and schedule listed in Items 14(a)(1) and (a)(2) hereof are incorporated herein by reference and are filed as part of this report.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

          None.

                                                   PART III

     In accordance with general instruction G(3) of Form 10-K, the information called for by items 10, 11, 12, and 13 of Part III is incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled for April 24, 1997, except for information concerning the executive officers of the registrant which is included in Part I of this report under the caption "Executive Officers of the Registrant."



                                                    PART IV


Item 14.  Exhibits, Financial Statement Schedule and Reports on
          Form 8-K

(a)  Documents filed as a part of this Report:

(1) The following financial statements are included in this report on Form 10-K:

     Report of Independent Accountants

     Balance Sheets - as of December 31, 1996 and 1995

     Statements of Income - for each of the three years in the period ended December 31, 1996

     Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 1996

     Statements of Cash Flows - for each of the three years in the period ended December 31, 1996

     Notes to Financial Statements

(2)  Financial Statement Schedule:

     Schedule II - Valuation of Qualifying Accounts - for each of the three years in the period ended December 31, 1996

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

 4.1 The Certificate of Incorporation and By-laws of the Registrant as currently in effect (incorporated by reference to Exhibits
     3.1 through 3.7 hereto).

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

 4.3 Note Agreement dated February 15, 1994 between the Registrant and the Prudential Insurance Company of America. (incorporated by reference to Exhibit 4.6 to the Registrant's Form 10-K for the year ended December 31, 1993).

 4.4 Letter Amendment, dated October 14, 1996, to Note Agreements, dated February 15, 1994 and June 29, 1995, between the
     Registrant and The Prudential Insurance Company of America
     (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10-Q for the quarter ended September 29, 1996).

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

10.2 Lease dated February 23, 1987 between Stanley Interiors Corporation and Southern Furniture Exposition Building, Inc. d/b/a Southern Furniture Market Center (incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-K for the year ended December 31, 1987).

10.3 Lease dated June 30, 1987 between A. Allan McDonald, Virginia Cary McDonald, C. R. McDonald, Dorothy V. McDonald, and
      Lillian S. McDonald, as lessor, and Stanley Interiors
      Corporation, as lessee (incorporated by reference to Exhibit
      10.14 to the Registrant's Form 10-K for the year ended
      December 31, 1987).

10.4 The Stanley Retirement Plan, as restated effective January 1, 1989, adopted April 20, 1995 (incorporated by reference to
      Exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 1995).(2)

10.5  Amendment No. 1, The Stanley Retirement Plan, effective
      December 31, 1995, adopted December 15, 1995 (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-K for the year ended December 31, 1995).(2)

10.6  Supplemental Retirement Plan of Stanley Furniture Company,
      Inc., as restated effective January 1, 1993. (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-K for the year ended December 31, 1993).(2)


(2)   Management contract or compensatory plan

10.7 First Amendment to Supplemental Retirement Plan of Stanley Furniture Company, Inc., effective December 31, 1995, adopted December 15, 1995 (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K for the year ended December 31,
      1995).(2)

10.8 Stanley Interiors Corporation Deferred Compensation Capital Enhancement Plan, effective January 1, 1986, as amended and restated effective August 1, 1987 (incorporated by reference to Exhibit 10.12 to the Registrant's registration Statement on Form S-1, No. 33-7300).(2)

10.9 Stanley 401(k) Retirement Savings Plan, as amended and restated effective January 1, 1996 (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-K for the year ended December 31, 1995).(2)

10.10 Management Agreement with Thomas H. Lee Company entered into September 29, 1988 by and among the Registrant, as successor to Interiors Acquisition Corporation, Stanley Holding Corporation, Stanley Acquisition Corporation and Thomas H. Lee Company (incorporated by reference to Exhibit (c)(9) to the Registrant's Rule 13e-3 Transaction Statement filed October 14, 1988).

10.11 Employment Agreement made as of January 1, 1991 between
      William Cubberley, Jr. and the Registrant (incorporated by reference to Exhibit 10.42 to the Registrant's Form 10-K for the year ended December 31, 1991).(2)

10.12 Split Dollar Insurance Agreement dated as of March 21, 1991 between Albert L. Prillaman and the Registrant (incorporated by reference to Exhibit 10.43 to the Registrant's Form 10-K for the year ended December 31, 1991).(2)

10.13 Second Amended and Restated Revolving Credit Facility and Term Loan Agreement dated February 15, 1994 (the "Second Amended and Restated Credit Facility") between the Registrant, National Canada Finance Corp., and the National Bank of Canada (incorporated by reference to Registrant's Form 10-K for the year ended December 31 1994).

10.14 First Amendment to Second Amended and Restated Credit
      Facility dated as of August 21, 1995 (incorporated by reference to Registrant's Form 10-K for the year ended
      December 31, 1995).




(2)   Management contract or compensatory plan

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

10.19 Employment agreement dated as of June 1, 1996, between Douglas I. Payne and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1996).(2)

10.20 Amendment No. 1 to Employment Agreement between C. William
      Cubberley, Jr. and the Registrant, dated as of June 1, 1996
      (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30,
      1996).(2)

10.21 Amendment No. 1, dated as of October 1, 1996, to the
      Employment Agreement, dated as of January 1, 1991, between the Registrant and Albert L. Prillaman (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q for the quarter ended September 29, 1996).

10.22 Assignment and Transfer Agreement, dated as of October 8, 1996, between National Canada Finance Corp. and National Bank of Canada relating to the Second Amended and Restated Revolving Credit Facility (incorporated by reference to
      Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 29, 1996).

10.23 Second Amendment, dated as of October 14, 1996, to the Second Amended and Restated Revolving Credit Facility (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended September 29, 1996).




(2)   Management contract or compensatory plan

10.24 Amendment No. 1, dated as of November 1, 1996, between the Registrant and the Thomas H. Lee Company to the Management Agreement, dated September 29, 1988, among the Registrant's predecessors and the Thomas H. Lee Company (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended September 29, 1996).

10.25 Amendment No. 2, dated as of November 13, 1996, between the Registrant and the Thomas H. Lee Company to the Management Agreement, dated September 29, 1988, among the Registrant's predecessors and the Thomas H. Lee Company (incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-3 No. 333-14063).

10.26 Stock Purchase Agreement, dated as of November 13, 1996, between the Registrant and the Selling Stockholders listed on
      Schedule 1 thereto (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-3 No. 333-14063).

10.27 First Amendment to Loan and Stock Pledge Agreement, dated
      December 31, 1996, by Albert L. Prillaman.(1)

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

                                        STANLEY FURNITURE COMPANY, INC.

February 7, 1997             By:  /s/Albert L. Prillaman
                                   Albert L. Prillaman
                                   President, Chief Executive
                                   Officer, and Chairman of the
                                   Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                   Title                 Date

/s/Albert L. Prillaman   President, Chief         February 7, 1997
(Albert L. Prillaman)    Executive Officer,
                         Chairman of the
                         Board, and Director
                         (Principal Executive
                         Officer)

/s/Douglas I. Payne      Senior Vice President    February 7, 1997
(Douglas I. Payne)       -Finance and
                         Administration,
                         Treasurer and
                         Secretary (Principal
                         Financial and
                         Accounting Officer)

/s/David V. Harkins      Director                 February 7, 1997
(David V. Harkins)


/s/C. Hunter Boll        Director                 February 7, 1997
(C. Hunter Boll)


/s/Edward J. Mack        Director                 February 7, 1997
(Edward J. Mack)

                                   STANLEY FURNITURE COMPANY, INC.
                            ANNUAL REPORT ON FORM 10-K
                         INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                               FOR THE YEAR ENDED DECEMBER 31, 1996



Financial Statements                                        Page

Report of Independent Accountants.........................  F- 2

Balance Sheets as of December 31, 1996 and 1995...........  F- 3

Statements of Income for each of the three years
  in the period ended December 31, 1996...................  F- 4

Statements of Changes in Stockholders' Equity for each
  of the three years in the period ended
  December 31, 1996......................................   F- 5

Statements of Cash Flows for each of the three years
  in the period ended December 31, 1996...................  F- 6

Notes to Financial Statements.............................  F- 7


Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts for
  each of the three years in the period ended
  December 31, 1996.......................................  S- 1

To The Board of Directors and Stockholders Of
Stanley Furniture Company, Inc.


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stanley Furniture Company, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






                                                   Coopers & Lybrand L.L.P.






Richmond, Virginia
January 24, 1997

                                  STANLEY FURNITURE COMPANY, INC.
                                                BALANCE SHEETS
                                       (in thousands, except share data)

                                                          December 31,
                                                       1996           1995
ASSETS
Current assets:
  Cash.............................................  $  8,126       $    298
  Accounts receivable, less allowances of
    $1,945 and $1,157..............................    23,096         22,732
  Inventories:
    Finished goods.................................    20,953         22,391
    Work-in-process................................     6,142          5,368
    Raw materials..................................    13,144         12,408

                                                       40,239         40,167
  Prepaid expenses and other
    current assets.................................       486            435

  Deferred income taxes............................     1,886          2,420
    Total current assets...........................    73,833         66,052

Property, plant and equipment, at cost.............    80,737         78,399
  Less accumulated depreciation....................    28,024         24,168
                                                       52,713         54,231
Goodwill, less accumulated amortization
  of $2,688 and $2,352.............................    10,752         11,088
Other assets.......................................     4,212          3,180
                                                     $141,510       $134,551
LIABILITIES
Current liabilities:
  Current maturities of long-term debt.............  $    725       $    650
  Accounts payable.................................    14,630         13,637
  Accrued salaries, wages and benefits.............     9,584          6,619
  Other accrued expenses...........................     2,669          2,724
    Total current liabilities......................    27,608         23,630

Long-term debt, exclusive of current maturities....    38,625         40,417
Deferred income taxes..............................    11,673         12,180
Other long-term liabilities........................     1,987          3,585
  Total liabilities................................    79,893         79,812

STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 10,000,000
  shares authorized, 4,579,042 and
  4,726,578 shares issued and outstanding..........        91             94
Capital in excess of par value.....................    62,442         64,547
Deficit............................................      (916)        (9,902)
  Total stockholders' equity.......................    61,617         54,739
                                                     $141,510       $134,551

                                  The accompanying notes are an integral part
                                         of the financial statements.

                                        STANLEY FURNITURE COMPANY, INC.
                                             STATEMENTS OF INCOME
                                     (in thousands, except per share data)


                                             For the Years Ended
                                                 December 31,
                                          1996       1995      1994
Net sales.........................      $201,905   $174,179  $184,342

Cost of sales.....................       153,332    137,621   148,453

  Gross profit....................        48,573     36,558    35,889

Selling, general and administrative
  expenses........................        30,403     26,454    26,483
Unusual items, net.................                    (136)

  Operating income ................       18,170     10,240     9,406

Gain on insurance settlement.......                            (2,379)
Other expense, net.................          616        433       444
Interest expense...................        3,344      3,534     2,969

  Income from continuing operations
    before income taxes............       14,210      6,273     8,372

Income taxes.......................        5,470      2,384     3,256

Income from continuing operations..        8,740      3,889     5,116

Discontinued operations, including
  provision for operating losses
  of $1,721 in 1994, net of income
  taxes............................          246               (2,758)
    Net income ....................     $  8,986   $  3,889  $  2,358

Primary earnings per share:
  Continuing operations............     $   1.77   $    .82  $   1.08
  Discontinued operations..........          .05                 (.58)
    Net income.....................     $   1.82   $    .82  $    .50
Weighted average number of shares..        4,945      4,727     4,744

Fully diluted earnings per share:
  Continuing operations............     $   1.71   $    .82  $   1.08
  Discontinued operations..........          .05                 (.58)
    Net income.....................     $   1.76   $    .82  $    .50
Weighted average number of shares..        5,119      4,727     4,744

                                 The accompanying notes are an integral part
                                         of the financial statements.

                                        STANLEY FURNITURE COMPANY, INC.
                               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For each of the three years in the period ended December 31, 1996
                                                (in thousands)

                                                         Adjust-
                                             Capital     ment for
                                               in        Minimum
                            Common Stock    Excess of    Pension
                          Shares    Amount  Par Value   Liability  Deficit

Balance at January 1,
  1994.................    4,722      $94    $64,381     $(1,122) $(16,149)

Exercise of stock
  options..............        5                  66

Adjustment for minimum
  pension liability....                                    1,122
`
Compensation expense
  related to executive
  loan plan............                           80

Net income.............                                              2,358
  Balance at December 31,
    1994...............    4,727       94     64,527        -0-    (13,791)

Compensation expense
  related to executive
  loan plan, net.......                           20

Net income.............                                              3,889
  Balance at December 31,
    1995...............    4,727       94     64,547        -0-     (9,902)

Purchase and retirement
  of common stock......     (150)      (3)    (2,265)

Compensation expense
  related to executive
  loan plan............                          133

Other..................        2                  27

Net income.............                                              8,986
  Balance at December 31,
    1996...............    4,579      $91    $62,442    $   -0-   $   (916)

                                  The accompanying notes are an integral part
                                         of the financial statements.

                                        STANLEY FURNITURE COMPANY, INC.
                                           STATEMENTS OF CASH FLOWS
                                                (in thousands)

                                                     For the Years Ended
                                                         December 31,

                                              1996       1995       1994
Cash flows from operating activities:

  Cash received from customers.............  $200,793   $175,189   $183,458
  Cash paid to suppliers and employees.....  (176,739)  (164,022)  (176,194)
  Interest paid............................    (3,483)    (3,535)    (2,464)
  Income taxes paid, net...................    (5,259)    (1,033)    (4,463)
  Proceeds received on insurance coverage..                           4,625

  Operating activities of discontinued
    operations.............................                            (867)

    Net cash provided by operating
      activities...........................    15,312      6,599      4,095

Cash flows from investing activities:

  Capital expenditures.....................    (3,599)   (14,225)    (4,968)
  Purchase of other assets.................      (370)      (467)      (650)
  Proceeds from sale of assets.............        13         25        108
  Investing activities of discontinued
    operations.............................                              357

    Net cash used by investing activities..    (3,956)    (14,667)    (5,153)

Cash flows from financing activities:

  Purchase and retirement of common stock..    (2,268)

  Issuance of senior notes.................               10,000     30,000
  Repayment of senior note.................      (650)

  Repayment of term note...................                          (16,569)
  Repayment of revolving credit
    facility, net..........................      (914)     (2,320)   (12,685)
  Other, net...............................       304         385        413

    Net cash (used) provided  by financing
      activities...........................    (3,528)     8,065      1,159

Net increase (decrease) in cash............     7,828         (3)       101
Cash at beginning of year..................       298        301        200

  Cash at end of year......................  $  8,126   $    298   $    301

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

Property, Plant and Equipment
     Depreciation of property, plant and equipment is computed using the straight-line method based upon the estimated useful lives. Gains and losses related to dispositions and retirements are included in income. Maintenance and repairs are charged to income as incurred; renewals and betterments are capitalized.

Capitalized Software Cost
     The Company amortizes certain purchased computer software costs using the straight-line method over the economic lives of the related products not to exceed five years. Unamortized cost at December 31, 1996 and 1995 was $720,000 and $473,000, respectively.

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

                                        STANLEY FURNITURE COMPANY, INC.
                                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


 1.  Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments
     The fair value of the Company's long-term debt is estimated using discounted cash flow analysis based on the incremental borrowing rates currently available to the Company for loans with similar terms and maturities, and at December 31, 1996, the fair value approximated the carrying amount. The fair value of trade receivables, trade payables and letters of credit approximate the carrying amount because of the short maturity of these instruments.

Pension Plans
     The Company's funding policy is to contribute to all qualified plans annually an amount equal to the normal cost and a portion of the unfunded liability but not to exceed the maximum amount that can be deducted for federal income tax purposes.

Earnings Per Common Share
     Earnings per common share are based upon the weighted average number of shares outstanding. Outstanding stock options are treated as common stock equivalents for purposes of computing primary and fully diluted earnings per share.

Stock Options
     The Company applies Accounting Principles Board Opinion No. 25 in accounting for stock options and discloses the fair value of options granted as permitted by Statement of Financial Accounting
Standards No. 123.

Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 2.  Property, Plant and Equipment at December 31

                                       Depreciable
                                   lives         (in thousands)
                                       (in years)       1996      1995

     Land and buildings.............    20 to 50      $33,694   $33,594
     Machinery and equipment........     5 to 12       45,120    43,127
     Office furniture and equipment.     3 to 10        1,794     1,540
     Construction in progress.......                      129       138
                                                      $80,737   $78,399

                                        STANLEY FURNITURE COMPANY, INC.
                                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


 3.  Long-Term Debt at December 31
                                                        (in thousands)
                                                       1996       1995
     7.28% Senior notes due March 15, 2004.........  $30,000    $30,000
     7.57% Senior note due June 30, 2005...........    9,350     10,000
     Revolving credit facility.....................                 914
     Other.........................................                 153
         Total.....................................   39,350     41,067
     Less current maturities.......................      725        650
                                                     $38,625    $40,417

     During August 1995, the Company amended its $25.0 million revolving credit facility, extending its maturity date to August 1998. The interest rate under the facility was reduced to prime (8.25% on December 31, 1996) or, at the Company's option, the reserve adjusted LIBOR plus 1.0% per annum. As of December 31, 1996, approximately $22.8 million of additional borrowings were available under the revolving credit facility.

     The above loan agreements require the Company to maintain certain financial covenants and limit funds available ($8.3 million at December 31, 1996) to pay dividends and repurchase its common stock.

     Annual debt service requirements are $725,000 in 1997, $5.1 million in both 1998 and 1999, $5.2 million in 2000 and $5.3 million in 2001.

     The Company utilizes letters of credit to collateralize certain insurance policies and inventory purchases. Outstanding letters of credit at December 31, 1996 were $2.2 million.

 4.  Unusual Items

     During 1995, the Company was released from a lease obligation at its previously closed Waynesboro, Virginia manufacturing facility. Accordingly, the Company recognized a pretax credit of $1.1 million related to the reversal of an accrual set up in 1991 for the closing of the facility. Unusual items also included a pretax charge for severance resulting from the resignation of a former officer of the Company.

                                        STANLEY FURNITURE COMPANY, INC.
                                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 5.  Income Taxes

     The provision for income taxes on income from continuing operations consists of (in thousands):
                                               1996     1995     1994
      Current:
        Federal.........................      $5,217   $1,750   $2,314
        State...........................         952      412      669
          Total current.................       6,169    2,162    2,983
      Deferred:
        Federal.........................        (567)     156      214
        State...........................        (132)      66       59
            Total deferred..............        (699)     222      273
            Income taxes................      $5,470   $2,384   $3,256

      A reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate on income from continuing operations at December 31 follows:

                                               1996     1995     1994
      Federal statutory rate..........         35.0%    35.0%    35.0%
      State taxes, net of federal
        benefit.......................          3.8      5.0      5.0
      Goodwill........................          0.8      1.9      1.4
      Life insurance..................         (0.7)    (1.5)    (0.9)
      Tax savings from foreign sales
        corporation...................         (1.4)    (0.8)    (0.4)
      Tax credits.....................                  (0.2)    (0.8)
      Other, net......................          1.0     (1.4)    (0.4)
        Effective income tax rate.....         38.5%    38.0%    38.9%

     The income tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31 follow (in thousands):
                                                      1996      1995
      Current deferred tax assets (liabilities):
        Accounts receivable......................    $  618    $  379
        Inventory................................      (521)     (432)
        Employee benefits........................     1,692     1,834
        Other accrued expenses...................        97       639
          Net current deferred tax asset.........    $1,886    $2,420

      Noncurrent deferred tax (assets) liabilities:
        Inventory................................             $   500
        Property, plant and equipment............   $11,229    11,552
        Employee benefits........................       444       215
        Restructuring costs......................                 (95)
        Other....................................                   8

          Net noncurrent deferred tax liability..   $11,673   $12,180

                                        STANLEY FURNITURE COMPANY, INC.
                                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 6.  Stockholders' Equity, Stock Options, and Related Matters

     The Company's stock option plans provide for the granting of stock options up to an aggregate of 700,000 shares of common stock to key employees. The exercise price may not be less than the fair market value of the Company's common stock on the grant date. Granted options vest 20% annually.

     At December 31, 1996 and 1995, options to purchase 385,443 and 263,023 shares, were exercisable with a weighted-average exercise price of $9.66 and $9.59, respectively. At December 31, 1996, 12,151 shares were available for grant. Activity for the three years ended December 31, 1996 follows:

                                              Number     Weighted-Average
                                            of shares     Exercise Price

     Outstanding at January 1, 1994.......    668,317          $12.46
       Exercised..........................     (5,112)          12.46
       Cancelled..........................   (602,834)          12.86
       Granted............................    609,629           10.00

     Outstanding at December 31, 1994.....    670,000            9.86
       Cancelled or lapsed................   (162,047)           9.84
       Granted............................    170,000            8.75

     Outstanding at December 31, 1995.....    677,953            9.59
       Lapsed.............................    (15,216)           9.80

       Exercised..........................     (2,500)           9.75
       Granted............................     20,000           14.78

     Outstanding at December 31, 1996.....    680,237          $ 9.74

     The exercise price of options outstanding at December 31, 1996, ranged from $8.50 to $16.38 with a weighted-average remaining contractual life of 8.2 years.

     The estimated per share weighted-average fair value of stock options granted during 1996 and 1995 was $8.00 and $6.00, respectively, on the date of grant. A risk-free interest rate of 6.8% and 6.2% for 1996 and 1995, respectively, and a 50% volatility rate with an expected life of 10 years for both 1996 and 1995, was assumed in estimating the fair value.

                      STANLEY FURNITURE COMPANY, INC.
                                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.  Stockholders' Equity, Stock Options, and Related Matters
    (continued)

     The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon the estimated fair value (in thousands, except per share data):

                                        1996                     1995

                              As Reported  Pro Forma   As Reported  Pro Forma

Net Income..................     $8,986      $8,754      $3,889       $3,685
Primary earnings per share..     $ 1.82      $ 1.79      $  .82       $  .78
Fully diluted earnings per
  share.....................     $ 1.76      $ 1.72      $  .82       $  .78

     During 1994, the Company entered into a contractual agreement to issue 50,000 shares of common stock to the chief executive officer at $10 per share (the market price on the date of the agreement) in exchange for a non-recourse 7.6% note receivable. One tenth of the prinicpal amount plus accrued interest is due each December 31 until 1998 and the remaining principal is due January 2, 1999. The Company agreed to forgive the accrued interest plus one tenth of the initial principal amount each December 31, if the executive remains employed by the Company. During 1996, the Company agreed to forgive the outstanding loan balance over the remaining three years, subject to the executive's continued employment. Compensation expense was $308,000, $98,000 and $160,000 for 1996, 1995 and 1994, respectively.

     In addition to its common stock, the Company's authorized capital includes 1,000,000 shares of "blank check" preferred stock. None was outstanding during the three years ended December 31, 1996. The Board of Directors is authorized to issue such stock in series and to fix the designation, powers, preferences, rights, limitations and restrictions with respect to any series of such shares. Such "blank check" preferred stock may rank prior to common stock as to dividend rights, liquidation preferences or both, may have full or limited voting rights and may be convertible into shares of common stock.

     During 1996, a secondary offering of 1,000,000 shares of the Company's common stock owned by the ML-Lee Acquisition Fund, L.P. and certain affiliates of the Thomas H. Lee Company was completed. In connection with the offering, the Company incurred approximately $325,000 of expenses. The Company also purchased 150,000 shares of its common stock, which were subject to the over-allotment option from the secondary offering, for an aggregate consideration of $2.3 million.
                                                     F-12

                                        STANLEY FURNITURE COMPANY, INC.
                                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 7.  Employee Benefit Plans

Defined Contribution Plan

     The Company maintains a defined contribution plan covering substantially all of its employees. Discretionary matching and profit sharing contributions for 1996 totaled $856,000. Prior to 1996, the Company made no contributions.

Pension Plans

     Benefits were accrued under the Company's pension plans through 1995. The Stanley Retirement Plan covers substantially all employees hired prior to 1995. The Supplemental Plan is unfunded and covers certain key employees hired prior to 1989. Stanley Retirement Plan assets are invested in fixed income and equity securities. Benefits under both plans are based on average compensation and service through 1995. The financial status of the plans at December 31 follows (in thousands):


                                           1996                   1995

                                     Stanley    Supple-    Stanley    Supple-
                                   Retirement   mental    Retirement  mental
                                      Plan       Plan       Plan       Plan

 Accumulated benefit obligation:
   Vested......................   $(14,334)   $  (990)  $(14,641)  $   (897)
   Nonvested...................     (1,636)               (1,127)       (97)
 Accumulated benefit obligation   $(15,970)   $  (990)  $(15,768)  $   (994)

 Projected benefit obligation..   $(15,970)   $  (990)  $(15,768)  $   (994)
 Plan assets at fair value.....     16,116                15,842
 Plan assets more than
   (less than) projected benefit
   obligation..................        146       (990)        74       (994)
 Unrecognized (gain) loss......      3,994        (62)     3,206
   Prepaid (accrued) pension
     costs.....................   $  4,140    $(1,052)  $  3,280   $   (994)

                                        STANLEY FURNITURE COMPANY, INC.
                                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


7.  Employee Benefit Plans (continued)

     Components of net periodic pension cost follow (in thousands):

                                              1996       1995       1994
      Service cost....................                 $  774     $  904
      Interest cost...................      $1,295      1,256      1,315
      Actual return on assets.........        (618)    (1,320)      (109)
      Net amortization and deferral...         (55)       965       (589)
      Loss on curtailment.............                     31
                                            $  622     $1,706     $1,521

     The assumptions used as of December 31 to determine the plans' financial status and pension cost were:

                                            1996       1995       1994
      Discount rate for funded status.....  7.75%      7.67%      9.00%
      Discount rate for pension cost......  7.67%      9.00%      7.75%
      Salary progression..................   N/A       5.00%      5.00%
      Return on assets....................  7.50%      7.75%      8.00%

     A reduction in the discount rate of 0.25% would create an additional minimum pension liability of $4.5 million and would result in a charge to stockholders' equity of $2.7 million, net of deferred taxes.


Postretirement Benefits Other Than Pensions

     The Company provides health care benefits to eligible retired employees between the ages of 55 and 65 and provides life insurance benefits to eligible retired employees from age 55 until death. Substantially all of the Company's employees are eligible for these benefits after satisfying service and age provisions. Employees who elect benefits at retirement contribute to the cost of coverage. The plan is unfunded.

                                        STANLEY FURNITURE COMPANY, INC.
                                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.  Employee Benefit Plans (continued)

     The plan's financial status at December 31 follows (in thousands):
                                                      1996         1995
      Retirees....................................  $(3,049)     $(4,875)
      Fully eligible active plan participants.....     (254)        (232)
      Other active plan participants..............     (300)        (714)
        Total accumulated postretirement
          benefit obligation......................   (3,603)      (5,821)
      Unrecognized net loss.......................      741        2,752
      Unrecognized transition obligation..........    2,084        2,272
        Net accrued postretirement benefit cost...   $ (778)     $  (797)

     Components of net periodic postretirement benefit cost were (in thousands):
                                                    1996       1995      1994
      Service cost..............................   $   35     $  93      $ 74
      Interest cost.............................      274       510       242
      Amortization of transition obligation.....      130       134       359
      Amortization and deferral.................       33       182        21
                                                   $  472     $ 919      $696

     The weighted-average discount rates used in determining the actuarial present value of the projected benefit obligation were 7.75%, 7.67% and 9.0% for 1996, 1995 and 1994, respectively. The rate of increase in future health care benefit cost used in determining the obligation for 1996 was 10% gradually decreasing to 5.5% beginning in 2003; for 1995 was 12% gradually decreasing to 6% beginning in 2002; and, for 1994 was 15% gradually decreasing to 7% beginning in 2005.

     Increasing the assumed health care cost trend rate by one percentage point in each future year would increase the accumulated postretirement benefit obligation at December 31, 1996 by $94,000 and the annual postretirement benefit cost by $12,000.

Deferred Compensation

     The Company has a deferred compensation plan, funded with life insurance policies, which permits certain management employees to defer portions of their compensation and earn a fixed rate of return. The accrued liabilities relating to this plan of $1.4 million at December 31, 1996 and 1995, are included in accrued salaries, wages and benefits and other long-term liabilities. The cash surrender value, net of policy loans, is included in other assets.
                                                     F-15

                                        STANLEY FURNITURE COMPANY, INC.
                                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



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

 9.  Discontinued Operations

     Beginning in 1991, the Company's Norman's of Salisbury fabric division ("Norman's") was reflected as a discontinued operation.
In 1994, the Company ceased operations at Norman's and liquidated the division resulting in a $2.8 million ($4.5 million pretax) additional loss provision. In 1996, the Company was released from a lease obligation resulting from the purchase and concurrent resale of certain facilities at its former Norman's division. This obligation was accrued as part of the 1994 charge to discontinued operations. Accordingly, in 1996, the Company recorded an after tax gain of $246,000, or $.05 per share, as a partial reversal of this accrual.

10.  Leases

     The Company leased a substantial portion of its facilities under operating leases through June 1995, at which time the Company purchased these facilities. Rental expenses charged to operations were $970,000, $1.4 million and $1.9 million in 1996, 1995 and 1994, respectively. The Company continues to lease showroom space and certain other equipment. Future minimum lease payments, net of subleases, are approximately as follows: 1997 - $762,000; 1998 - $545,000; 1999 -$409,000; and thereafter - $12,000.

11.  Related Party Transactions

     At December 31, 1996, approximately 35% of the Company's common stock is owned by the ML-Lee Acquisition Fund, L.P. (the "Majority Stockholder") and certain affiliates of the Thomas H. Lee Company. The Company has entered into a management agreement with an affiliate of its Majority Stockholder. Fees paid pursuant to this agreement amounted to $241,000 in 1996, and $250,000 in both 1995 and 1994.

                                        STANLEY FURNITURE COMPANY, INC.
                                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



12.  Supplemental Cash Flow Information
                                                    (in thousands)
                                               1996      1995      1994
    Net income.........................      $ 8,986   $ 3,889   $ 2,358
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation...................        4,774     4,503     3,996
        Amortization...................          426       416       425
        Other, net.....................          463       118       249
        Loss on disposal of fabric
          division.....................         (246)              2,758

        Changes in assets and
          liabilities:
          Accounts receivable..........         (364)    1,028    (1,011)
          Inventories..................          (72)     (262)   (2,221)
          Prepaid expenses and other
            current assets.............       (1,347)   (1,030)     (892)
          Insurance claim receivable...                            2,029
          Operating assets of
            discontinued operations....                             (867)
          Accounts payable.............          993    (1,022)     (922)
          Accrued salaries, wages and
            benefits...................        2,965      (500)      585
          Other accrued expenses.......         (479)      137      (632)
          Deferred income taxes........         (134)      222       189
        Other assets...................           29        25        22
        Other long-term liabilities....         (682)     (925)   (1,971)
          Net cash provided by
            operating activities.......      $15,312   $ 6,599   $ 4,095

                                        STANLEY FURNITURE COMPANY, INC.
                                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


13.  Quarterly Results of Operations (Unaudited)

     The Company's unaudited quarterly results of operations were as follows (in thousands, except per share data):



                                     First     Second    Third     Fourth

     Fiscal 1996 Quarters:

     Net sales...................   $48,190   $47,282   $52,550   $53,882
     Gross profit................    10,769    11,087    12,778    13,939
     Net income from continuing
       operations................     1,583     1,704     2,615     2,839
     Net income from continuing
       operations per share,
       fully diluted.............       .33       .36       .52       .56

     Fiscal 1995 Quarters:

     Net sales...................   $44,989   $38,163   $44,706   $46,321
     Gross profit................     9,101     8,050     9,095    10,312
     Net income..................       794       719       998     1,378
     Net income per share,
       fully diluted.............       .17       .15       .21       .29

                                      STANLEY FURNITURE COMPANY, INC.
                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS For each of the Three Years in the Period Ended December 31, 1996
                                                (In thousands)





         Column A          Column B     Column C     Column D     Column E

                                        Charged
                          Balance at   (Credited)                 Balance
                          Beginning    to Costs &                at End of
       Descriptions       of Period     Expenses    Deductions     Period

1996
   Doubtful receivables... $  600        $  860        $128(a)     $1,332
   Discounts, returns,
     and allowances.......    557            56(b)                    613
                           $1,157        $  916        $128        $1,945

1995
   Doubtful receivables...  $ 528        $  302        $230(a)     $  600
   Discounts, returns,
     and allowances.......    405           152(b)                    557
                            $ 933        $  454        $230        $1,157

1994
   Doubtful receivables...  $ 472        $  195        $139(a)     $  528
   Discounts, returns,
     and allowances.......    355            50 (b)                   405
                            $ 827        $  245        $139        $  933



(a)  Uncollectible receivables written off, net of recoveries.
(b)  Represents net increase in required reserve.