Form 10-Q
period 1997-03-30
STANLEY FURNITURE CO INC/
filed 1997-04-16
CIK 797465

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 1997 or

           Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to           .

Commission file number 0-14938.

                  STANLEY FURNITURE COMPANY, INC.
     (Exact name of registrant as specified in its charter)


            Delaware                              54-1272589
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

   1641 Fairystone Park Highway, Stanleytown, Virginia  24168
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 10, 1997.

          Class                                     Number

Common Stock, par value $.02 per share          4,586,817 Shares

           PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 STANLEY FURNITURE COMPANY, INC.
                          BALANCE SHEETS
                (In thousands, except share data)

                                                      (Unaudited)
                                        March 30,     December 31,
                                          1997            1996
ASSETS
Current assets:
  Cash................................. $  6,748       $  8,126
  Accounts receivable, less allowances
    of $2,059 and $1,945...............   26,364         23,096
  Inventories:
    Finished goods.....................   22,902         20,953
    Work-in-process....................    6,443          6,142
    Raw materials......................   14,194         13,144
                                          43,539         40,239
  Prepaid expenses and other current
    assets.............................      438            486
  Deferred income taxes................    1,802          1,886
    Total current assets...............   78,891         73,833
Property, plant and equipment, at cost.   81,007         80,737
  Less accumulated depreciation........   29,270         28,024
                                          51,737         52,713
Goodwill, less accumulated amortization
  of $2,772 and $2,688.................   10,668         10,752
Other assets...........................    4,200          4,212
                                        $145,496       $141,510
LIABILITIES
Current liabilities:
  Current maturities of long-term debt. $  5,011       $    725
  Accounts payable.....................   15,614         14,630
  Accrued salaries, wages and benefits.    9,107          9,584
  Other accrued expenses...............    3,498          2,669
    Total current liabilities..........   33,230         27,608
Long-term debt, exclusive of current
  maturities...........................   34,339         38,625
Deferred income taxes..................   11,446         11,673
Other long-term liabilities............    1,987          1,987
  Total liabilities....................   81,002         79,893

STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 10,000,000
  shares authorized, 4,586,817 and
  4,579,042 shares issued and
  outstanding..........................       91             91
Capital in excess of par value.........   62,547         62,442
Retained earnings (deficit)............    1,856           (916)
  Total stockholders' equity...........   64,494         61,617
                                        $145,496       $141,510

           The accompanying notes are an integral part of the financial statements.

                  STANLEY FURNITURE COMPANY, INC.
                       STATEMENTS OF INCOME
                            (Unaudited)
               (In thousands, except per share data)



                                             Three Months Ended
                                           March 30,      March 31,
                                             1997           1996

Net sales............................      $49,631       $ 48,190


Cost of sales........................       37,170         37,421


    Gross profit.....................       12,461         10,769

Selling, general and administrative
  expenses...........................        7,127          7,046

    Operating income.................        5,334          3,723

Other expense, net...................           69            249
Interest expense.....................          756            879

    Income before income taxes.......        4,509          2,595

Income taxes.........................        1,737          1,012


   Net income........................      $ 2,772       $  1,583

Primary and fully diluted earnings
  per share..........................      $   .55       $    .33


Weighted average number of shares....        5,011          4,803




            The accompanying notes are an integral part
                   of the financial statements.

                 STANLEY FURNITURE COMPANY, INC.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (In thousands)

                                              Three Months Ended
                                             March 30,    March 31,
                                                1997         1996
Cash flows from operating activities:
Cash received from customers................ $46,323      $ 44,497
Cash paid to suppliers and employees........ (45,667)      (40,844)
Interest paid...............................  (1,038)       (1,305)
Income taxes (paid) recovered, net..........    (736)          286
  Net cash (used) provided by operating
    activities..............................  (1,118)        2,634

Cash flows from investing activities:
Capital expenditures........................    (270)         (701)
Purchase of other assets....................     (65)          (19)
  Net cash used by investing activities.....    (335)         (720)

Cash flows from financing activities:
Repayment of revolving credit facility, net.                  (914)
Proceeds from exercised stock options.......      75
  Net cash provided (used) by financing
    activities.............................       75          (914)

Net (decrease) increase in cash............   (1,378)        1,000
Cash at beginning of year..................    8,126           298
Cash at end of quarter.....................  $ 6,748      $  1,298

Reconciliation of net income to net cash provided (used) by operating activities:

Net income.................................  $ 2,772      $  1,583
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization..........    1,350         1,282
    Loss on sale of assets.................                    150
    Changes in assets and liabilities:
      Accounts receivable..................   (3,268)       (3,634)
      Inventories..........................   (3,300)           62

      Prepaid expenses and other current
        assets, net........................        8          (185)
      Accounts payable.....................      984           982
      Accrued salaries, wages and benefits.     (477)        1,278
      Other accrued expenses...............      859         1,092
    Other assets...........................       97            83
    Other long-term liabilities............     (143)          (59)
Net cash provided by operating activities..  $(1,118)      $ 2,634

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

 2.  Property, Plant and Equipment

                                     (Unaudited)
                                       March 30,       December 31,
                                          1997            1996
     Land and buildings..............   $33,694        $33,694
     Machinery and equipment.........    45,136         45,120
     Office fixtures and equipment...     1,794          1,794
     Construction in progress........       383            129
                                        $81,007        $80,737

 3.  Long-Term Debt

                                      (Unaudited)
                                       March 30,      December 31,
                                          1997           1996
     7.28% senior notes due March
       15, 2004.....................    $30,000        $30,000
     7.57% senior note due June
       30, 2005.....................      9,350          9,350
         Total                           39,350         39,350
     Less current maturities........      5,011            725
                                        $34,339        $38,625

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

Net sales increased $1.4 million, or 3.0%, for the three month period ended March 30, 1997, from the comparable 1996 period. The increase was due principally to higher average selling prices.

Gross profit margin for the three month period of 1997 increased to 25.1% from 22.3% for the comparable 1996 period. The higher gross profit margin was due primarily to stable raw material costs and improved operating efficiencies.

Selling, general and administrative expenses as a percentage of net sales decreased to 14.4% for the 1997 period from 14.6% in the comparable 1996 period. The lower percentage was due principally to higher net sales in the 1997 period.

As a result of the above, operating income increased to $5.3 million, or 10.7% of net sales, from 3.7 million, or 7.7% in the comparable 1996 period.

Interest expense for the three month period ended March 30, 1997, decreased due to lower debt levels.

The Company's effective income tax rate was 38.5% for the 1997 three month period and total year 1996.

Financial Condition, Liquidity and Capital Resources

At March 30, 1997, long-term debt including current maturities was $39.4 million. Debt service requirements for the next five years are $725,000 in 1997, $5.1 million in both 1998 and 1999, $5.2 million in 2000, and $5.3 million in 2001. As of March 30, 1997, approximately $23.4 million of additional borrowings were available under the Company's revolving credit facility. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

The Company used cash from operations of $1.1 million in the 1997 first quarter compared to cash generated from operations of $2.6 million during the 1996 period. Cash was required in the 1997 period to fund higher payments to suppliers and employees due to increased production days, resulting in increased inventory levels.

Cash was also required for higher tax payments. The cash generated in 1996 was used to fund capital expenditures and reduce borrowings under the revolving credit facility.

Net cash used by investing activities was $335,000 in the 1997 period compared to $720,000 in the 1996 period. Expenditures in each year were primarily for plant and equipment and other assets in the normal course of business.

Net cash provided by financing activities was $75,000 in the 1997 period compared to cash used in the 1996 period of $914,000 period.

Cash generated from operations in the 1996 period reduced borrowings under the revolving credit facility.

New Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" effective for financial statements issued for periods ending after December 15, 1997. The new standard specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. Early adoption of the standard is prohibited; however, the Company has computed the pro forma earnings per share amounts using the new standard as follows:

                                           Three Months Ended
                                        March 30,      March 31,
                                          1997           1996
Basic earnings per share.............     $.60           $.33
Diluted earnings per share...........     $.55           $.33

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

                                   STANLEY FURNITURE COMPANY, INC.


Date: April 16, 1997               By: /s/ Douglas I. Payne
                                       Douglas I. Payne
                                       Sr. V.P. -  Finance and
                                         Administration,
                                       Secretary and Treasurer
                                       (Principal Financial and
                                       Accounting Officer)