Form 10-Q
period 1997-06-29
STANLEY FURNITURE CO INC/
filed 1997-07-14
CIK 797465

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q
(Mark One)

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 1997 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 11, 1997.

          Class                                     Number

Common Stock, par value $.02 per share           3,837,444 Shares

                 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 STANLEY FURNITURE COMPANY, INC.
                          BALANCE SHEETS
                (In thousands, except share data)

                                                         (Unaudited)
                                                     June 29,    December 31,
                                                       1997         1996
ASSETS
Current assets:
  Cash.............................................     $  8,330    $   8,126

 Accounts receivable, less allowances
    of $2,131 and $1,945 respectively..............       23,727       23,096
  Inventories:
    Finished goods.................................       26,012       20,953
    Work-in-process................................        6,487        6,142
    Raw materials..................................       15,465       13,144
                                                          47,964       40,239
  Prepaid expenses and other current assets........          824          486
  Deferred income taxes............................        1,718        1,886
      Total current assets.........................       82,563       73,833
Property, plant and equipment, at cost.............       81,176       80,737
  Less accumulated depreciation....................       30,337       28,024
                                                          50,839       52,713
Goodwill, less accumulated amortization of $2,856
  and $2,688.......................................       10,584       10,752
Other assets.......................................        3,815        4,212
                                                        $147,801     $141,510
LIABILITIES
Current liabilities:
  Current maturities of long-term debt.............     $  5,811     $    725
  Accounts payable.................................       16,150       14,630
  Accrued salaries, wages and benefits.............        9,447        9,584
  Other accrued expenses...........................        2,493        2,669
    Total current liabilities......................       33,901       27,608
Long-term debt, exclusive of current maturities....       33,539       38,625
Deferred income taxes..............................       11,116       11,673
Other long-term liabilities........................        1,987        1,987
  Total liabilities................................       80,543       79,893

STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 10,000,000 shares
  authorized, 4,587,444 and 4,579,042 shares
  issued and outstanding...........................           91           91
Capital in excess of par value.....................       62,555       62,442
Retained earnings (deficit)........................        4,612         (916)
  Total stockholders' equity.......................       67,258       61,617
                                                        $147,801     $141,510

          The accompanying notes are an integral part of the financial statements.

                  STANLEY FURNITURE COMPANY, INC.
                       STATEMENTS OF INCOME
                            (Unaudited)
               (In thousands, except per share data)



                                         Three Months           Six Months
                                             Ended                 Ended

                                     June 29,  June 30,   June 29,   June 30,
                                       1997      1996       1997       1996
Net sales..........................   $49,469    $47,282    $99,100   $95,472


Cost of sales......................    36,981     36,195     74,150    73,617


    Gross profit...................    12,488     11,087     24,950    21,855



Selling, general and administrative
  expenses.........................     7,199      7,308     14,327    14,354

    Operating income...............     5,289      3,779     10,623     7,501

Other expense, net.................        65        145        134       393
Interest expense...................       744        838      1,500     1,717

  Income before income taxes.......     4,480      2,796      8,989     5,391

Income taxes.......................     1,724      1,092      3,461     2,104

Net income.........................   $ 2,756    $ 1,704    $ 5,528   $ 3,287

Net income per share:

  Primary..........................   $   .55    $   .35    $  1.11   $   .69
  Fully Diluted....................   $   .55    $   .35    $  1.10   $   .68

Weighted average number of shares:

  Primary..........................     4,971      4,842      4,993     4,775
  Fully Diluted....................     5,021      4,842      5,019     4,801


            The accompanying notes are an integral part
                   of the financial statements.

                 STANLEY FURNITURE COMPANY, INC.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (In thousands)

                                                          Six Months Ended
                                                       June 29,     June 30,
                                                         1997         1996
Cash flows from operating activities:
Cash received from customers.........................  $ 98,443     $94,276
Cash paid to suppliers and employees.................   (92,047)    (86,331)
Interest paid........................................      (968)     (1,662)
Income taxes paid, net...............................    (4,520)     (2,343)
  Net cash provided by operating activities..........       908       3,940

Cash flows from investing activities:
Capital expenditures.................................      (696)     (2,305)
Purchase of other assets.............................       (88)        (25)
Proceeds from sale of assets.........................         -           9
  Net cash used by investing activities..............      (784)     (2,321)

Cash flows from financing activities:
Repayment of revolving credit facility...............                  (914)
Proceeds from insurance policy loans.................                   430
Proceeds from exercised stock options................        80


  Net cash provided (used) by financing activities...        80        (484)

Net increase in cash.................................       204       1,135
Cash at beginning of year............................     8,126         298
Cash at end of quarter...............................  $  8,330     $ 1,433

Reconciliation of net income to net cash provided
  (used) by operating activities:

   Net income........................................  $  5,528     $ 3,287
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization.................     2,704       2,559
       Loss on sale of assets........................        75         268
       Changes in assets and liabilities:
         Accounts receivable.........................      (631)       (977)
         Inventories.................................    (7,725)     (2,469)
         Prepaid expenses and other current assets...       (88)       (648)
         Accounts payable............................     1,520          85
         Accrued salaries, wages and benefits........      (137)      1,499
         Other accrued expenses......................      (143)        405
         Deferred income taxes.......................      (389)        275
       Other assets..................................       194        (166)
       Other long-term liabilities...................                  (178)
   Net cash provided by operating activities.........  $    908     $ 3,940

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

 2.  Property, Plant and Equipment

                                      (Unaudited)
                                        June 29,     December 31,
                                          1997           1996
     Land and buildings.............    $33,802        $33,694
     Machinery and equipment........     45,135         45,120
     Office fixtures and equipment..      1,817          1,794
     Construction in progress.......        422            129
                                        $81,176        $80,737

 3.  Long-Term Debt
                                       (Unaudited)
                                         June 29,     December 31,
                                           1997           1996
     7.28% senior notes due March
       15, 2004.....................    $30,000        $30,000
     7.57% senior note due June 30,
       2005.........................      9,350          9,350
         Total                           39,350         39,350
     Less current maturities........      5,811            725
                                        $33,539        $38,625


 4.  Subsequent Event

On June 30, 1997, the Company purchased 750,000 shares of its Common Stock for an aggregate purchase price of $15 million which was funded from available cash and borrowings under its revolving credit facility. The shares were purchased from the ML-Lee Acquisition Fund, L.P. and its affiliates. The following pro forma information assumes the repurchase of Common Stock is financed entirely by borrowings under the revolving credit facility at an assumed interest rate of 7.25%.

The pro forma effects on the Company's financial position assuming the shares were repurchased on June 29, 1997, is as follows:

     Long-term debt including current maturities.....   $54,350
     Stockholders' equity............................   $52,258

Assuming the shares were repurchased on January 2, 1997, the pro forma fully diluted earnings per share would have been $0.61 and $1.22, for the three and six month periods ended June 29, 1997, respectively.


 5.  New Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" effective for financial statements issued for periods ending after December 15, 1997. The new standard specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. Since early adoption of the standard is prohibited, the following pro forma earnings per share amounts computed using the new standard are presented below:

                           Three Months Ended    Six Months Ended
                           June 29,    June 30,  June 29,  June 30,
                            1997        1996      1997      1996
    Basic earnings per
      share..............   $.60        $.36     $1.21     $.70
    Diluted earnings per
      share..............   $.55        $.35     $1.11     $.69


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations


Net sales increased $2.2 million, or 4.6%, for the three month period ended June 29, 1997 from the comparable 1996 period. For the six month period, net sales increased $3.6 million, or 3.8%, from the comparable 1996 period. The increase was due primarily to higher average selling prices and to a lesser extent higher unit volume.

Gross profit margin for the three and six month periods of 1997 increased to 25.2%, from 23.4% and 22.9% for the comparable 1996 periods, respectively. The higher gross profit margin was due primarily to lower raw material costs as a percentage of sales and improved operating efficiencies. However, in the second quarter of 1997 the Company experienced rising lumber costs which were offset by lower sales discounts and improved operating efficiencies as compared to the first quarter of 1997.

Selling, general and administrative expenses for the three and six month periods of 1997 as a percentage of net sales decreased to 14.6% and 14.5%, respectively, from 15.5% and 15.0% for the comparable 1996 periods. The lower percentages in 1997 were due principally to higher net sales and reduced selling expenses.

As a result of the above, operating income for the three and six month periods of 1997 increased to $5.3 million, or 10.7% of net sales, and $10.6 million, or 10.7% of net sales, respectively, from $3.8 million, or 8.0% of net sales, and $7.5 million, or 7.9% of net sales, for the comparable 1996 periods.

Interest expense for the 1997 three and six month periods decreased due primarily to lower average debt levels.

The Company's effective income tax rate was 38.5% for both the 1997 and 1996 periods.

Financial Condition, Liquidity and Capital Resources

At June 29, 1997, long-term debt including current maturities was $39.4 million. Debt service requirements for the next five years are $725,000 in 1997, $5.1 million in both 1998 and 1999, $5.2 million in 2000, and $5.3 million in 2001. As of June 29, 1997, approximately $23.8 million of additional borrowings were available under the revolving credit facility. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

The Company generated cash from operations of $908,000 in the 1997 period compared to cash generated from operations of $3.9 million during the 1996 period. The cash generated in 1997 was used to fund capital expenditures. The cash generated in 1996 was used to fund capital expenditures and reduce borrowings under the revolving credit facility.

Net cash used by investing activities was $784,000 in the 1997 period compared to $2.3 million in the 1996 period. Expenditures in each year were primarily for plant and equipment and other assets in the normal course of business.

Net cash generated by financing activities was $80,000 in the 1997 period compared to net cash used by financing activities of $484,000 in the 1996 period. In the 1996 period, cash generated from operations reduced borrowings under the revolving credit facility.

Subsequent Event

On June 30, 1997, the Company purchased 750,000 shares of its Common Stock for an aggregate purchase price of $15 million which was funded from available cash and borrowings under its revolving credit facility. The shares were purchased from the ML-Lee Acquisition Fund, L.P. and its affiliates. The following pro forma information assumes the repurchase of Common Stock is financed entirely by borrowings under the revolving credit facility at an assumed interest rate of 7.25%.

The pro forma effects on the Company's financial position assuming the shares were repurchased on June 29, 1997, is as follows:

     Long-term debt including current maturities.....   $54,350
     Stockholders' equity............................   $52,258

Assuming the shares were repurchased on January 2, 1997, the pro forma fully diluted earnings per share would have been $0.61 and $1.22, for the three and six month periods ended June 29, 1997, respectively.

New Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" effective for financial statements issued for periods ending after December 15, 1997. The new standard specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. Since early adoption of the standard is prohibited, the following pro forma earnings per share amounts computed using the new standard are presented below:

                           Three Months Ended    Six Months Ended
                           June 29,    June 30,  June 29,  June 30,
                            1997        1996      1997      1996
    Basic earnings per
      share..............   $.60        $.36     $1.21     $.70
    Diluted earnings per
      share..............   $.55        $.35     $1.11     $.69


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders


(a) The annual meeting of the Company's shareholders was held April 24, 1997.

(c)(i) The shareholders of the Company elected three directors for staggered terms expiring at the Annual
         Meeting of Shareholders to be held in 1999 and 2000. The elections were approved by the following vote:

         Elected for Three-Year Terms
         Ending 2000

                                          For        Withheld
         David V. Harkins              3,971,596       3,260
         Albert L. Prillaman           3,971,500       3,356

         Elected for Two-Year Term
         Ending 1999

                                          For        Withheld
         T. Scott McIlhenny, Jr.       3,971,508       3,348

   (ii) The shareholders approved the ratification of the selection of Coopers & Lybrand L.L.P. as the independent public accountants for the Company for the current fiscal year. The ratification was approved by the following vote:

               FOR                3,971,096

               AGAINST                  657

               ABSTAIN                3,103

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits
     Exhibit 4.1 Letter Amendment, dated June 16, 1997, to Note Agreements, dated February 15, 1994 and June 29, 1995, between the Registrant and The Prudential Insurance Company of America (incorporated by reference to Exhibit 4.1 to the Registrant's Statement on Form 8-K filed July 9, 1997).

     Exhibit 10.1 Stock Purchase Agreement, dated as of June 27,
                  1997 among the Registrant and the Selling Stock-holders named therein (incorporated by reference to Exhibit 99.1 to the Registrant's Statement on Form 8-K filed July 9, 1997).

     Exhibit 10.2 Amendment No. 1, dated as of June 27, 1997, to
                  Registration Rights Agreement, dated as of November 9, 1992, by and among the Registrant, ML-Lee Acquisition Fund, L.P., ML-Lee Acquisition Fund II, L.P., ML-Lee Acquisition Fund (Retirement Accounts) II, L.P., Lee Stockholders and Management Stockholders (incorporated by reference to Exhibit 99.2 to the Registrant's Statement on Form 8-K filed July 9, 1997).

     Exhibit 10.3 Amendment No. 3, dated as of June 27, 1997,
                  between the Company and the Thomas H. Lee
                  Company to the Management Agreement, dated
                  September 29, 1988, among the Company's pre-decessors and the Thomas H. Lee Company (incorporated by reference to Exhibit 99.3 to the Registrant's Statement on Form 8-K filed July 9, 1997).

     Exhibit 10.4 Third Amendment, dated as of June 24, 1997, to the Second Amended and Restated Revolving Credit Facility and Term Loan Agreement dated February 15, 1994 between the Registrant, National Canada Finance Corp., and the National Bank of Canada (incorporated by reference to Exhibit 99.4 to the Registrant's Statement on Form 8-K filed July 9, 1997).

     Exhibit 11.  Schedule of Computation of Earnings Per Share.*

     Exhibit 27.  Financial Data Schedule.*

(b)  Reports on Form 8-K
     None.

* Filed herewith.

                            SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  STANLEY FURNITURE COMPANY, INC.


Date: July 14, 1997               By: /s/ Douglas I. Payne
                                      Douglas I. Payne
                                      Sr. V.P. - Finance and
                                        Administration,
                                      Secretary and Treasurer
                                      (Principal Financial and
                                      Accounting Officer)