Form 10-Q
period 1997-09-28
STANLEY FURNITURE CO INC/
filed 1997-10-14
CIK 797465

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)

    X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 1997 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 10, 1997.

          Class                                      Number

Common Stock, par value $.02 per share          3,845,944 Shares

                     PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           STANLEY FURNITURE COMPANY, INC.
                                    BALANCE SHEETS
                          (In thousands, except share data)
                                                          (Unaudited)
                                                  September 28,  December 31,
                                                     1997           1996
ASSETS
Current assets:
  Cash...........................................   $  1,299      $  8,126

  Accounts receivable, less allowances of
    $1,928 and $1,945 respectively...............     30,308        23,096
  Inventories:
    Finished goods...............................     23,879        20,953
    Work-in-process..............................      7,031         6,142
    Raw materials................................     14,958        13,144

                                                      45,868        40,239
  Prepaid expenses and other current assets......        995           486
  Deferred income taxes..........................      1,634         1,886
      Total current assets.......................     80,104        73,833
Property, plant and equipment, at cost...........     81,837        80,737
  Less accumulated depreciation..................     31,578        28,024
                                                      50,259        52,713
Goodwill, less accumulated amortization of
  $2,940 and $2,688..............................     10,500        10,752
Other assets.....................................      4,207         4,212
                                                    $145,070      $141,510

LIABILITIES
Current liabilities:
  Current maturities of long-term debt...........   $  5,086      $    725
  Accounts payable...............................     16,315        14,630
  Accrued salaries, wages and benefits...........      9,856         9,584
  Other accrued expenses.........................      1,985         2,669
    Total current liabilities....................     33,242        27,608
Long-term debt, exclusive of current maturities..     43,736        38,625
Deferred income taxes............................     10,786        11,673
Other long-term liabilities......................      1,987         1,987
  Total liabilities..............................     89,751        79,893

STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 10,000,000 shares
  authorized, 3,845,944 and 4,579,042 shares
  issued and outstanding.........................         76            91
Capital in excess of par value...................     47,696        62,442
Retained earnings (deficit)......................      7,547          (916)
  Total stockholders' equity.....................     55,319        61,617
                                                    $145,070      $141,510

                     The accompanying notes are an integral part
                            of the financial statements.

                        STANLEY FURNITURE COMPANY, INC.
                             STATEMENTS OF INCOME
                                  (Unaudited)
                     (In thousands, except per share data)

                                        Three Months           Nine Months
                                            Ended                 Ended

                                    September September   September September
                                     28, 1997  29, 1996    28, 1997  29, 1996

Net sales..........................  $54,270    $52,550    $153,370  $148,023


Cost of sales......................   40,982     39,772     115,133   113,389


    Gross profit...................   13,288     12,778      38,237    34,634


Selling, general and administrative
  expenses.........................    7,501      7,619      21,828    21,973


    Operating income...............    5,787      5,159      16,409    12,661


Other expense, net.................       94         90         227       485
Interest expense...................      992        852       2,493     2,569

  Income from continuing operations
    before income taxes............    4,701      4,217      13,689     9,607
Income taxes.......................    1,766      1,602       5,227     3,706

  Income from continuing operations    2,935      2,615       8,462     5,901


Gain from discontinued operations,
  net of taxes.....................                 246                   246

Net income.........................  $ 2,935    $ 2,861    $  8,462  $  6,147

Primary earnings per share:
  Continuing operations............  $   .68     $  .53    $   1.77  $   1.22
  Discontinued operations..........                 .05                   .05
     Net income....................  $   .68    $   .58    $   1.77  $   1.27

Weighted average number of shares..    4,315      4,954       4,794     4,848

Fully diluted earnings per share:
  Continuing operations............  $   .68    $   .52    $   1.75  $   1.17

  Discontinued operations..........                 .05                   .05
     Net income....................  $   .68    $   .57    $   1.75  $   1.22

Weighted average number of shares..    4,315      5,051       4,839     5,052

                  The accompanying notes are an integral part
                         of the financial statements.

                        STANLEY FURNITURE COMPANY, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                    Nine Months Ended
                                                  September   September
                                                  28, 1997    29, 1996
Cash flows from operating activities:
Cash received from customers.................... $ 146,302    $141,887

Cash paid to suppliers and employees............  (137,431)   (127,917)
Interest paid...................................    (2,880)     (3,169)

Income taxes paid, net..........................    (6,461)     (3,409)
  Net cash (used) provided by operating
    activities..................................      (470)      7,392

Cash flows from investing activities:
Capital expenditures............................    (1,369)     (2,706)
Purchase of other assets........................      (100)       (181)
Proceeds from sale of assets....................                    12
  Net cash used by investing activities.........    (1,469)     (2,875)

Cash flows from financing activities:
Purchase and retirement of common stock.........   (15,000)
Proceeds from (repayment of) revolving
  credit facility, net..........................    10,197        (914)
Repayment of senior note........................      (725)       (650)
Proceeds from insurance policy loans............       480         430
Proceeds from exercise of stock options.........       160          24
  Net cash used by financing activities.........    (4,888)     (1,110)

Net (decrease) increase in cash.................    (6,827)      3,407
Cash at beginning of year.......................     8,126         298
Cash at end of quarter..........................  $  1,299    $  3,705

Supplemental cash flow information:
Net income......................................  $  8,462    $  6,147
Adjustments to reconcile net income to
  net cash (used) provided by operating
  activities:
    Depreciation and amortization...............     4,070       3,865
    Loss on sale of assets......................        76         265
    Other.......................................                  (246)
    Changes in assets and liabilities:
      Accounts receivable.......................    (7,212)     (5,441)
      Inventories...............................    (5,629)      1,362
      Prepaid expenses and other current assets.      (873)     (1,101)
      Accounts payable..........................     1,685         539
      Accrued salaries, wages and benefits......       272       2,183
      Other accrued expenses....................      (605)         41
      Deferred income taxes.....................      (635)        114
      Other assets..............................       (81)        (69)
      Other long-term liabilities...............                  (267)
Net cash (used) provided by operating
  activities....................................  $   (470)   $  7,392

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

 2.   Property, Plant and Equipment
                                        (Unaudited)
                                       September 28,   December 31,
                                            1997          1996

      Land and buildings.............     $33,802       $33,694
      Machinery and equipment........      45,643        45,120
      Office fixtures and equipment..       1,825         1,794
      Construction in progress.......         567           129
                                          $81,837       $80,737

 3.   Long-Term Debt
                                        (Unaudited)
                                       September 28,  December 31,
                                            1997          1996

      7.28% senior notes due March
        15, 2004.....................     $30,000       $30,000
      7.57% senior note due June 30,
        2005.........................       8,625         9,350
      Revolving credit facility......      10,197
          Total                            48,822        39,350

      Less current maturities........       5,086           725
                                          $43,736       $38,625

                        STANLEY FURNITURE COMPANY, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                (In thousands, except share and per share data)



4.  Common Stock Repurchase

On June 30, 1997, the Company purchased 750,000 shares of its common stock for an aggregate purchase price of $15 million which was funded from available cash and borrowings under its revolving credit facility. The shares were purchased from the ML-Lee Acquisition Fund, L.P. and its affiliates.

Assuming the shares were repurchased on January 2, 1997 and financed entirely by borrowings under the revolving credit facility at an assumed interest rate of 7.25%, the pro forma fully diluted earnings per share would have been $1.86, for the nine month period ended September 28, 1997.

5.  New Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" effective for financial statements issued for periods ending after December 15, 1997. The new standard specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. Since early adoption of the standard is prohibited, the following pro forma earnings per share amounts computed using the new standard are presented below.

                           Three Months Ended   Nine Months Ended
                           September September  September September
                           28, 1997  29, 1996   28, 1997  29, 1996
Basic earnings per share:
  Continuing operations...   $.76      $.56      $1.94     $1.25
  Discontinued operations.              .05                  .05
    Net income............   $.76      $.61      $1.94     $1.30

Diluted earnings per share:
  Continuing operations...   $.68      $.53      $1.77     $1.22
  Discontinued operations.              .05                  .05
    Net income............   $.68      $.58      $1.77     $1.27

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

Net sales increased $1.7 million, or 3.3%, for the three month period ended September 28, 1997 from the comparable 1996 period. For the nine month period, net sales increased $5.3 million, or 3.6%, from the comparable 1996 period. The increase was due primarily to higher average selling prices.

Gross profit margin for the three and nine month periods of 1997 increased to 24.5% and 24.9%, respectively, from 24.3% and 23.4% for the comparable 1996 periods. Gross profit margin for the third quarter approximates the comparable prior year quarter. The higher gross profit margin for the nine month period of 1997 was due primarily to lower raw material costs as a percentage of net sales and improved operating efficiencies. However, gross profit margin declined from 25.2% for the first half of 1997 to 24.5% for the third quarter of 1997, due primarily to rising lumber cost, and management expects this trend to continue in the fourth quarter and into 1998.

Selling, general and administrative expenses for the three and nine month periods of 1997 as a percentage of net sales decreased to 13.8% and 14.2%, respectively, from 14.5% and 14.8% for the comparable 1996 periods. These expenses were lower in the 1997 periods, due primarily to a higher provision for bad debts in the prior year periods.

As a result of the above, operating income for the three and nine month periods of 1997 increased to $5.8 million, or 10.7% of net sales, and $16.4 million, or 10.7% of net sales, respectively, from $5.2 million, or 9.8% of net sales, and $12.7 million, or 8.6% of net sales, for the comparable 1996 periods.

Interest expense for the 1997 three month period increased due to higher debt levels resulting from the Company's June 1997 repurchase of 750,000 shares of its common stock. For the 1997 nine month period, interest expense decreased due primarily to lower net borrowing levels.

The Company's effective income tax rate was 38.2% and 38.6% for the nine month periods of 1997 and 1996, respectively.


Financial Condition, Liquidity and Capital Resources

At September 28, 1997, long-term debt including current maturities was $48.8 million. On June 30, 1997, the Company purchased 750,000 shares of its common stock for an aggregate purchase price of $15 million which was funded from available cash and borrowings under its revolving credit facility. Debt service requirements for the next five years are $5.1 million in 1998, $15.3 million in 1999, $5.2 million in 2000, $5.3 million in 2001, and $5.4 million in 2002. As of September 28, 1997, approximately $13.0 million of additional borrowings were available under the revolving credit facility. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

The Company used cash from operations of $482,000 in the 1997 period compared to cash generated from operations of $7.4 million during the 1996 period. Cash was required in the 1997 period to fund higher payments to suppliers and employees due to increased production. Cash was also required for higher tax payments resulting from higher taxable income in 1997. The cash generated by operations in 1996 was used to fund capital expenditures and reduce borrowings.

Net cash used by investing activities was $1.5 million in the 1997 period compared to $2.9 million in the 1996 period. Expenditures in each year were primarily for plant and equipment and other assets in the normal course of business.

Net cash used by financing activities was $4.9 million and $1.1 million in the 1997 and 1996 period, respectively. In the 1997 period cash and borrowings under the revolving credit facility were used to finance the stock repurchase discussed above.


Discontinued Operations

In 1996, the Company was released from a lease obligation at its former Norman's of Salisbury division. Accordingly, in the third quarter of 1996, the Company recorded an after tax gain of $246,000, or $.05 per share, related to the partial reversal of a 1994 accrual.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology. These statements reflect the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include the cyclical nature of the furniture industry, fluctuations in the price for lumber which is the most significant raw material used by the Company, competition in the furniture industry, capital costs and general economic conditions.

New Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" effective for financial statements issued for periods ending after December 15, 1997. The new standard specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. Since early adoption of the standard is prohibited, the following pro forma earnings per share amounts computed using the new standard are presented below.

                           Three Months Ended  Nine Months Ended
                           September September  September September
                           28, 1997  29, 1996   28, 1997  29, 1996
Basic earnings per share:
  Continuing operations...   $.76      $.56      $1.94     $1.25
  Discontinued operations.              .05                  .05
    Net income............   $.76      $.61      $1.94     $1.30

Diluted earnings per share:
  Continuing operations...   $.68      $.53      $1.77     $1.22
  Discontinued operations.              .05                  .05
    Net income............   $.68      $.58      $1.77     $1.27

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit 11.   Schedule of Computation of Earnings Per
                       Share.*

         Exhibit 27.   Financial Data Schedule.*

         (b)  Reports on Form 8-K

         A report on Form 8-K was filed on July 9, 1997, to disclose the repurchase of 750,000 shares of the Company's common stock from the ML-Lee Acquisition Fund, L.P. and its affiliates.


* Filed herewith.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  STANLEY FURNITURE COMPANY, INC.


Date: October 14, 1997           By: /s/ Douglas I. Payne
                                     Douglas I. Payne
                                     Sr. Vice President -
                                     Finance & Administration
                                     Secretary and Treasurer
                                     (Principal Financial and
                                     Accounting Officer)