Form 10-K
period 1997-12-31
STANLEY FURNITURE CO INC/
filed 1998-02-06
CIK 797465

                                        UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                            Washington, D.C.  20549
                                                   FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934    [FEE REQUIRED]

       For the fiscal year ended December 31, 1997
                                                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934    [NO FEE REQUIRED]

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

Aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price on January 20, 1998:
$95.1 million

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of January 27, 1998:

Common Stock, par value $.02 per share                3,432,759
       (Class of Common Stock)                    Number of Shares

Documents incorporated by reference: Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders scheduled for April 30, 1998 are incorporated by reference into Part III.

                                               TABLE OF CONTENTS


Part I                                                       Page


      Item 1      Business.............................       3
      Item 2      Properties...........................       8
      Item 3      Legal Proceedings....................       8
      Item 4      Submission of Matters to a Vote
                    of Security Holders................       8

Part II


      Item 5      Market for Registrant's Common Equity
                    and Related Stockholder Matters....       11
      Item 6      Selected Financial Data..............       12
      Item 7      Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations......................       14
      Item 8      Financial Statements and
                    Supplementary Data.................       17
      Item 9      Changes in and Disagreements with
                    Accountants on Accounting and
                    Financial Disclosure...............       17

Part III

      Items 10 through 13..............................       18

Part IV

      Item 14     Exhibits, Financial Statement
                    Schedule and Reports on Form 8-K...       18

      Signatures.......................................       24

      Index to Financial Statements and Schedule.......      F-1

                                        Stanley Furniture Company,
Inc.

                                                    PART I

Item 1.     Business

General

     The Company is a leading designer and manufacturer of residential furniture exclusively targeted at the upper-medium price range. The Company offers diversified product lines across all major style and product categories within this price range.
Its product depth and extensive style selections make the Company a complete furniture resource for retailers in its price range and allow the Company to respond more quickly to shifting consumer preferences. The Company has established a broad distribution network that includes independent furniture stores, department stores, and national and regional furniture chains. To produce its products and support its broad distribution network, the Company has developed efficient and flexible manufacturing processes that it believes are unique in the furniture industry. The Company emphasizes continuous improvement in its manufacturing processes to enable it to continue providing competitive advantages to its customers, such as quick delivery, reduced inventory investment, high quality, and value.


Products and Styles

     The Company's product lines cover all major design categories, and include bedroom, dining room, youth bedroom (Young AmericaTM), living room tables, entertainment centers, home office (The OfficeTM), and upholstery. The Company believes that the diversity of its product lines enables it to anticipate and respond quickly to changing consumer preferences and provides retailers a complete furniture resource in the upper-medium price range. The Company intends to continue expanding its product styles with particular emphasis on upholstery, home office, and youth bedroom. The Company believes that its products represent good value and that the quality and style of its furniture compare favorably with more premium-priced products. To emphasize this comparison the Company uses the marketing theme, "We Just Look Expensive."










     The Company provides wood products in a variety of woods, veneers, and finishes. The number of styles by product line currently marketed by the Company is set forth in the following table:
                                                  Number of Styles

   Bedroom.......................................        25
   Dining room...................................        22
   Youth bedroom (Young America).................        16
   Occasional:
      Living room tables.........................        19
      Entertainment centers......................        13
      Home office (The Office)...................         5


     These product lines cover all major design categories including European traditional, contemporary/transitional, American traditional, and country/casual designs.

     The Company introduced upholstered furniture products in the fall of 1994, allowing the Company to expand its product offerings in the upper-medium price range. The Company's entry into the upholstery business takes advantage of its existing distribution network without requiring a significant capital investment. The Company's upholstered products consist mainly of stationary sofas, sleepers, love seats, and chairs. Since initial introduction, the Company has expanded its upholstered products and currently offers a variety of frames and approximately 500 fabric selections.

     The Company designs and develops new product styles each year to replace discontinued items or styles and, if desired, expand product lines. The Company's product design process begins with marketing personnel identifying customer needs and conceptualizing product ideas, which generally consist of a group of related furniture pieces. A variety of sketches are produced, usually by Company designers, from which prototype furniture pieces are built. The Company's engineering department then prepares the prototype for actual full-scale production. The Company consults with its marketing personnel, sales representatives, and selected customers throughout this process and introduces its new product styles at the fall and spring international furniture markets.


Distribution

     The Company has developed a broad domestic and international customer base and sells its furniture through approximately 70 independent sales representatives to independent furniture retailers and national and regional chain stores. Representative customers include Sears, J.C. Penney, Rhodes, Rooms To Go, Breuners Home Furnishings, Robb & Stucky, Nebraska Furniture Mart, Furnitureland South, and Haverty's. The Company believes this broad network reduces its exposure to regional recessions, and allows it to capitalize on emerging channels of distribution. The Company offers tailored merchandising programs to address each channel of distribution.

     The general marketing practice followed in the furniture industry is to exhibit products at international and regional furniture markets. In the spring and fall of each year, a nine-day furniture market is held in High Point, North Carolina, which is attended by most buyers and is regarded by the industry as the international market. The Company utilizes approximately 60,000 square feet of showroom space at the High Point market to introduce new products, increase sales of its existing products, and test ideas for future products.

     The Company has sold to over 3,600 customers during the past twelve months, and approximately 8% of the Company's sales in 1997 were to international customers. No single customer accounted for more than ten percent of the Company's sales in 1997. No material part of the Company's business is dependent upon a single customer, the loss of which would have a material effect on the business of the Company. The loss of several of the Company's major customers could have a material impact on the business of the Company.


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

     The Company schedules production of its various styles based upon actual and anticipated orders. The Company's manufacturing processes enable it to fill orders through manufacturing rather than inventory. As a result, the Company shipped customer orders within 16.3 days on average during 1997 with average finished goods inventory turns of 6.2. Since the Company ships customer orders on average in less than three weeks, management believes that the size of its backlog is not necessarily indicative of its long-term operations. The Company's backlog of unshipped orders was $34.9 million at December 31, 1997 and $23.6 million at December 31, 1996.

Raw Materials

     The principal materials used by the Company in manufacturing its products include lumber, veneers, plywood, particle board, hardware, glue, finishing materials, glass products, laminates, fabrics, metals, frames, filling, and cushioning materials. The Company uses a variety of species of lumber, including cherry, oak, ash, poplar, pine, maple, and mahogany. The Company's five largest suppliers accounted for approximately 21% of its purchases in 1997.

The Company believes that its sources of supply for these materials are adequate and that it is not dependent on any one supplier.

Competition

     The Company is the fourteenth largest furniture manufacturer in North America based on 1996 sales, according to Furniture/Today, a trade publication. The furniture industry is highly competitive and includes a large number of foreign and domestic manufacturers, none of which dominates the market. The markets in which the Company competes include a large number of relatively small manufacturers; however, certain competitors of the Company have substantially greater sales volumes and financial resources than the Company. Competitive factors in the upper-medium price range include style, price, quality, delivery, design, service, and durability. The Company believes that its manufacturing processes, its long-standing customer relationships and customer responsiveness, its consistent support of existing diverse product lines that are high quality and good value, and its experienced management are competitive advantages.

Associates

     At December 31, 1997, the Company employed approximately 2,800 associates. None of the Company's associates is represented by a labor union. The Company considers its relations with its associates to be good.

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

     Regulations issued in December 1995 under the Clean Air Act Amendments of 1990 as part of the National Emission Standards for Hazardous Air Pollutants program and negotiated into the Furniture Maximum Achievable Control Technology Standard, requires the Company to reformulate certain furniture finishes and institute process and administrative changes to reduce emissions of hazardous air pollutants. The Company believes it is in compliance with these regulations by its use of compliant coatings and by training its associates in work practice standards. The Company cannot at this time estimate the future impact of these standards on the Company's operations and capital expenditure requirements.


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
     West End, NC        Manufacturing        470,000   Owned
     West End, NC        Lumber Yard                    Leased(1)
     Lexington, NC       Manufacturing        635,000   Owned
     Robbinsville, NC    Manufacturing        540,000   Owned
     High Point, NC      Showroom              80,000   Leased(2)

(1)  Lease expires May 31, 2007.
(2) Lease expires October 31, 1999. Approximately 17,500 square feet is subleased.

Item 3.    Legal Proceedings

     None.

Item 4.    Submission of Matters to a Vote of Security Holders

     None.

Executive Officers of the Registrant

     The Company's executive officers and their ages as of January 1, 1998 are as follows:


        Name                Age          Position

Albert L. Prillaman........  52    Chairman, President
                                    and  Chief Executive
                                    Officer
Bobby I. Hodges............  60    Senior Vice President-
                                    Manufacturing
Douglas I. Payne...........  39    Senior Vice President-
                                    Finance and
                                    Administration,
                                    Treasurer and Secretary
William A. Sibbick.........  41    Senior Vice President-
                                    Sales
Kelly S. Cain..............  43    Senior Vice President-Product
                                    Development and
                                    Merchandising


     Albert L. Prillaman has been President and Chief Executive Officer of the Company since December 1985 and Chairman of the Board of Directors since September 1988. Prior thereto, Mr. Prillaman had served as a Vice President of the Company and President of the Stanley Furniture division of the Company's predecessor since 1983, and in various executive and other capacities with the Stanley Furniture division of the predecessors of the Company since 1969. Mr. Prillaman is a director of Main Street BankGroup Incorporated and First Alert, Inc.

     Bobby I. Hodges has been Senior Vice President-Manufacturing of the Company since April 1995. He has been a Vice President since June 1993. He was Senior Vice President-Manufacturing of the Stanley Furniture division from January 1986 until June 1993.
Prior to that time, Mr. Hodges held various positions related to manufacturing management since his employment in 1967.

     Douglas I. Payne has been Senior Vice President-Finance and Administration since December 1996. He was Vice President of Finance and Treasurer of the Company from September 1993 to December 1996. He was Vice President-Treasurer of the Company from December 1989 to September 1993. Prior to that time, Mr. Payne held various financial management positions since his employment in 1983. Mr. Payne has been Secretary of the Company since 1988.

     William A. Sibbick has been Senior Vice President-Sales since December 1997. He was Vice President-Product Development and Merchandising-Dining Room and Occasional from December 1996 to December 1997. He was Vice President - Product Development and Merchandising from April 1995 until December 1996. He was Vice President - Product Development from June 1993 until April 1995.
He was Vice President-Senior Product Manager of the Stanley Furniture division from January 1992 until June 1993. Prior to that time, Mr. Sibbick was Vice President-Product Manager since his employment in 1989.

     Kelly S. Cain has been Senior Vice President-Product Development and Merchandising since December 1997. He was Vice President-Product Development and Merchandising for bedroom product lines from December 1996 to December 1997. Prior to that time, Mr. Cain held various management positions in sales and marketing since his employment in 1985.

                                                    PART II



Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters

     The Company's common stock is quoted on The Nasdaq Stock
Market ("Nasdaq") under the symbol STLY. The table below sets forth the high and low sales prices per share as reported by Nasdaq.

                                             High       Low
1997

First Quarter..........................     $26.00    $18.25
Second Quarter.........................      23.50     17.00
Third Quarter..........................      29.75     22.75
Fourth Quarter.........................      29.00     22.75


1996

First Quarter..........................     $10.75    $ 8.00
Second Quarter.........................      12.13     10.00
Third Quarter..........................      17.50     10.25
Fourth Quarter.........................      20.75     14.00


     The quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. As of January 20, 1998, there were approximately 1,600 beneficial stockholders. The Company currently retains all earnings to finance the growth and development of its business. However, the Company will continue to evaluate its dividend policy, and any future payments will depend upon the financial condition, capital requirements, and earnings of the Company, as well as other factors that the Board of Directors may deem relevant. The Company's ability to pay dividends with respect to the Common Stock is restricted, under certain loan covenants, to $25.0 million plus 50% of the Company's consolidated net earnings, adjusted for net cash proceeds received by the Company from the sale of its stock and the amount of payments for redemption, purchase or other acquisition of its capital stock, subsequent to January 1, 1997. As of December 31, 1997, $5.6 million was available for the payment of dividends under these restrictions.

Item 6.     Selected Financial Data

                                         Years Ended December 31,

                         1997     1996     1995     1994     1993

                           (in thousands, except per share data)
Income Statement Data:
Net sales..............$211,905 $201,905 $174,179 $184,342 $167,091
Cost of sales:
  From products sold....159,453  153,332  137,621  148,453  134,972
  Business interruption
    insurance (1).......                                    (5,036)
      Gross profit...... 52,452   48,573   36,558   35,889   37,155
Selling, general and admin-
  istrative expenses.....29,949   30,403   26,454   26,483   25,976
Unusual items, net(2)....                    (136)
    Operating income.....22,503   18,170   10,240    9,406   11,179
Other expense, net.......   276      616      433      444    1,346
Gain on insurance settlement(3)                     (2,379) (2,186)
Interest expense......... 3,538    3,344    3,534    2,969    3,048
  Income from continuing
    operations before income
    taxes................18,689   14,210    6,273    8,372    8,971
Income taxes............. 7,102    5,470    2,384    3,256    3,691
  Income from continuing
    operations..........$11,587 $  8,740 $  3,889 $  5,116 $  5,280

Basic Earnings Per Share:
Income from continuing
    operations..........$  2.76 $   1.85 $    .82 $   1.08 $   1.39
Weighted average shares
  (4)(5)................  4,197    4,722    4,727    4,725    3,792

Diluted Earnings Per Share:
Income from continuing
  operations............$  2.50 $   1.77 $    .82 $   1.08 $   1.39
Weighted average shares
  (4)(5)................  4,639    4,945    4,727    4,744    3,792

Supplementary Income From Con-
  tinuing Operations Per
  Share Data-Diluted:
Before non-recurring
  gain(6)...............$  2.50 $   1.77 $    .82 $    .77 $    .90
Non-recurring gain on
  insurance.............                               .31      .29
  As reported...........$  2.50 $   1.77 $    .82 $   1.08 $   1.19
Weighted average shares
  (7)...................  4,639    4,945    4,727    4,744    4,725

                                         Years Ended December 31,

                           1997     1996     1995     1994     1993
                             (in thousands, except per share data)
Balance Sheet Data:
Cash.................... $   756 $  8,126 $    298 $    301 $   200
Inventories.............  45,730   40,239   40,167   39,905  37,684
Working capital.........  41,440   46,225   42,422   42,912  40,833
Total assets............ 143,225  141,510  134,551  124,519 124,859
Long-term debt including
  current maturities(5).  52,577   39,350   41,067   33,395  32,647
Stockholders' equity
  (4)(5)(8).............  48,247   61,617   54,739   50,830  47,204

(1) In 1993, the Company recorded $5.0 million of business interruption insurance replacing the gross profit on lost sales due to a fire.

(2) In 1995, the Company recognized a pretax credit of $1.1 million after it was released from a lease obligation at a previously closed manufacturing facility. Also included is a pretax charge for a severance accrual.

(3) In 1993, a $2.2 million pretax gain was recorded since insurance proceeds exceeded the book value of leasehold improvements and equipment destroyed in a fire. In 1994, the Company recorded a pretax gain of $2.4 million as part of the final insurance settlement.

(4) In July 1993, the Company completed a public offering of 1,725,000 shares of common stock at $8.50 per share. The net proceeds of $13.1 million were used to reduce debt.

(5) In 1997, the Company purchased 1,163,201 million shares of its common stock for a total consideration of $25.3 million. See
Note 5 of the Notes to Financial Statements.

(6) Income from continuing operations before insurance related gains was $3.7 million in 1994 and $4.3 million in 1993.

(7) The 1993 period includes the effect of pro forma adjustments assuming the July 1993 public offering of 1,725,000 shares of common stock occurred at the beginning of the year.

(8) No dividends have been paid on the Company's common stock during any of the years presented.

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

     The following discussion should be read in conjunction with the Selected Financial Data and the Financial Statements and Notes thereto contained elsewhere herein.

Results of Operations

     The following table sets forth the percentage relationship to net sales of certain items included in the Statements of Income:

                                             For the Years Ended
                                                 December 31,
                                         1997       1996     1995
Net sales...............................100.0%     100.0%   100.0%
Cost of sales........................... 75.3       75.9     79.0
  Gross profit.......................... 24.7       24.1     21.0
Selling, general and administrative
  expenses...............................14.1       15.1     15.2
Unusual items, net.......................                     (.1)
  Operating income.......................10.6        9.0      5.9
Other expenses, net......................  .1         .3       .3
Interest expense......................... 1.6        1.7      2.0
  Income from continuing operations
    before income taxes.................. 8.9        7.0      3.6
Income taxes............................. 3.4        2.7      1.4
  Income from continuing operations...... 5.5%       4.3%     2.2%

1997 Compared to 1996

     Net sales increased $10.0 million, or 5.0%, for 1997 compared to 1996. The increase was due primarily to higher average selling prices and to a lesser extent higher unit volume.

     Gross profit margin for 1997 increased to 24.7% from 24.1% for the comparable 1996 period. The higher gross profit margin was due primarily to lower raw material costs as a percentage of net sales and improved operating efficiencies. However, gross profit margin declined from 25.2% for the first half of 1997 to 24.4% for the second half of 1997, due primarily to increased lumber cost. Management expects this trend to continue into 1998.

     Selling, general and administrative expenses as a percentage of net sales were 14.1% and 15.1% for 1997 and 1996, respectively. These expenses were lower in 1997 due primarily to lower selling expenses and a reduced provision for bad debts.



     As a result of the above, operating income increased to $22.5 million, or 10.6% of net sales, from $18.2 million, or 9.0% of net sales, in 1996.

     Interest expense for the 1997 period increased due to higher debt levels resulting from the Company's June and November 1997 repurchases of its common stock. Including the December 1996 purchase of 150,000 shares, the Company acquired a total of 1,313,201 shares of its common stock for a total consideration of $27.6 million.

     The Company's effective income tax rate was 38.0% and 38.5% for 1997 and 1996, respectively.


1996 Compared to 1995

     Net sales increased $27.7 million, or 15.9%, for 1996 compared to 1995. The increase was due principally to higher unit volume.

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







Financial Condition, Liquidity and Capital Resources

     In November 1997, the Company issued $10.0 million of 7.43% senior notes due 2007 in a private placement of debt. The proceeds were used to purchase 413,201 shares of its common stock from the ML-Lee Acquisition Fund, L.P. and its affiliates. In June 1995, the Company issued a $10.0 million 7.57% senior note due 2005 in a private placement of debt. The proceeds were used to purchase two previously leased manufacturing facilities.

       At December 31, 1997, long-term debt including current maturities was $52.6 million. Approximately $19.1 million of additional borrowing capacity was available under a revolving credit facility. However, current loan covenants restrict borrowings to an additional $6.4 million at December 31, 1997, without obtaining lender consent. Annual debt service requirements are $5.1 million in 1998, $9.1 million in 1999, $5.2 million in 2000, $6.7 million in 2001, and $6.8 million in 2002. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

       The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is year 2000 compliant. The financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operations in any given year.

Operating Cash Flows

     The Company generated cash from operations of $8.3 million in 1997 compared to $15.3 million in 1996. The decrease in cash generated from operations was due primarily to higher payments to suppliers and employees due to increased production. Also, cash was required to fund higher tax payments resulting from higher taxable income in 1997. The Company used the cash generated from operations in 1997 and 1996 to fund capital expenditures, reduce borrowings and repurchase its common stock. During 1995, cash generated from operations of $6.6 million was used to reduce borrowings under the revolving credit facility and to fund capital expenditures.

Investing Activities

     Net cash used by investing activities was $4.2 million in 1997 compared to $4.0 million and $14.7 million in 1996 and 1995, respectively. In the 1995 period, proceeds from the issuance of senior notes and additional borrowings from the revolving credit facility were used to purchase two previously leased plant facilities for $10.5 million. The 1997 and 1996 expenditures, and the remaining expenditures for 1995, were primarily for plant and equipment and other assets in the normal course of business.





Financing Activities

     Net cash used by financing activities was $11.5 million and $3.5 million in 1997 and 1996, respectively, compared to cash provided by financing activities of $8.1 million in 1995. In 1997, the purchase of common stock was financed by the private placement of debt, the revolving credit facility and cash generated from operations. In 1996, the purchase of common stock and the reduction in borrowings were financed by cash generated from operations. The 1995 borrowings provided cash for the purchase of the two previously leased plant facilities and other capital expenditures.

Discontinued Operations

     In 1996, the Company was released from a lease obligation resulting from the purchase and concurrent resale of certain facilities at a former division, which ceased operations in 1994. Accordingly, the Company recorded an after tax gain of $246,000, or $.05 per share, as a partial reversal of a previous accrual, representing the final adjustment for the cost of the closure.

Item 8.   Financial Statements and Supplementary Data

     The financial statements and schedule listed in Items 14(a)(1) and (a)(2) hereof are incorporated herein by reference and are filed as part of this report.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

          None.

                                                   PART III

     In accordance with general instruction G(3) of Form 10-K, the information called for by items 10, 11, 12, and 13 of Part III is incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled for April 30, 1998, except for information concerning the executive officers of the registrant which is included in Part I of this report under the caption "Executive Officers of the Registrant."



                                                    PART IV


Item 14.  Exhibits, Financial Statement Schedule and Reports on
          Form 8-K

(a)  Documents filed as a part of this Report:

(1) The following financial statements are included in this report on Form 10-K:

     Report of Independent Accountants

     Balance Sheets - as of December 31, 1997 and 1996

     Statements of Income - for each of the three years in the period ended December 31, 1997

     Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 1997

     Statements of Cash Flows - for each of the three years in the period ended December 31, 1997

     Notes to Financial Statements

(2)  Financial Statement Schedule:

     Schedule II - Valuation of Qualifying Accounts - for each of the three years in the period ended December 31, 1997

(b)  The following reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report:

     A report on Form 8-K was filed on December 2, 1997, to disclose the repurchase of 413,201 shares of the Company's common stock from the ML-Lee Acquisition Fund, L.P. and its affiliates.

(c)  Exhibits:

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

     3.1 through 3.7 hereto).

 4.2 Note Agreement dated February 15, 1994 between the Registrant and the Prudential Insurance Company of America. (incorporated by reference to Exhibit 4.6 to the Registrant's Form 10-K for the year ended December 31, 1993).

 4.3 Letter Amendment, dated October 14, 1996, to Note Agreements, dated February 15, 1994 and June 29, 1995, between the
     Registrant and The Prudential Insurance Company of America
     (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10-Q for the quarter ended September 29, 1996).


 4.4 Letter Amendment, dated June 16, 1997, to Note Agreements, dated February 15, 1994 and June 29, 1995, between the
     Registrant and The Prudential Insurance Company of America
     (incorporated by reference to Exhibit 4.1 to the Registrant's Statement on Form 8-K filed July 9, 1997).

 4.5 Note Purchase and Private Shelf Agreement, dated as of June 29, 1995, among the Company, The Prudential Insurance Company of America and the affiliates of Prudential who become Purchasers as defined therein (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed December 2,
     1997).

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



(2)   Management contract or compensatory plan

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

10.10 Employment Agreement made as of January 1, 1991 between
      William Cubberley, Jr. and the Registrant (incorporated by reference to Exhibit 10.42 to the Registrant's Form 10-K for the year ended December 31, 1991).(2)

10.11 Split Dollar Insurance Agreement dated as of March 21, 1991 between Albert L. Prillaman and the Registrant (incorporated by reference to Exhibit 10.43 to the Registrant's Form 10-K for the year ended December 31, 1991).(2)

10.12 Second Amended and Restated Revolving Credit Facility and Term Loan Agreement dated February 15, 1994 (the "Second Amended and Restated Credit Facility") between the Registrant, National Canada Finance Corp., and the National Bank of Canada (incorporated by reference to Exhibit 10.17 to

      Registrant's Form 10-K for the year ended December 31, 1994).

10.13 First Amendment to Second Amended and Restated Credit
      Facility dated as of August 21, 1995 (incorporated by reference to Exhibit 10.14 to Registrant's Form 10-K for the year ended December 31, 1995).

10.14 1992 Stock Option Plan (incorporated by reference to
      Registrant's Registration Statement on Form S-8, No. 33-
      58396).(2)
(2)   Management contract or compensatory plan

10.15 1994 Stock Option Plan. (incorporated by reference to Exhibit
      10.18 to the Registrant's Form 10-K for the year ended
      December 31, 1994).(2)

10.16 1994 Executive Loan Plan. (incorporated by reference to
      Exhibit 10.19 to the Registrant's Form 10-K for the year ended December 31, 1994).(2)

10.17 Loan and Stock Purchase Agreement dated as of December 2,
      1994 by Albert L. Prillaman. (incorporated by reference to
      Exhibit 10.20 to the Registrant's Form 10-K for the year ended December 31, 1994).(2)

10.18 Employment agreement dated as of June 1, 1996, between Douglas I. Payne and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1996).(2)

10.19 Amendment No. 1 to Employment Agreement between C. William
      Cubberley, Jr. and the Registrant, dated as of June 1, 1996
      (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30,
      1996).(2)

10.20 Amendment No. 1, dated as of October 1, 1996, to the
      Employment Agreement, dated as of January 1, 1991, between the Registrant and Albert L. Prillaman (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q for the quarter ended September 29, 1996).

10.21 Assignment and Transfer Agreement, dated as of October 8,
      1996, between National Canada Finance Corp. and National Bank of Canada relating to the Second Amended and Restated
      Revolving Credit Facility (incorporated by reference to
      Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 29, 1996).

10.22 Second Amendment, dated as of October 14, 1996, to the Second Amended and Restated Revolving Credit Facility (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended September 29, 1996).

10.23 Stock Purchase Agreement, dated as of November 13, 1996, between the Registrant and the Selling Stockholders listed on
      Schedule 1 thereto (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-3 No.
      333-14063).


(2)   Management contract or compensatory plan

10.24 First Amendment to Loan and Stock Pledge Agreement, dated
      December 31, 1996, by Albert L. Prillaman (incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-K for the year ended December 31, 1996).

10.25 Stock Purchase Agreement, dated as of June 27, 1997 among the Registrant and the Selling Stockholders named therein
      (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed July 9, 1997).

10.26 Registration Rights Agreement dated as of November 9, 1992 by and among the Registrant, ML-Lee Acquisition Fund, L.P., ML-Lee Acquisition Fund II, L.P., ML-Lee Acquisition Fund (Retirement Accounts) II, L.P., Lee Stockholders (as defined therein) and Management Stockholders (as defined therein) (incorporated by reference to Exhibit 4.3 to the Registrant's Statement on Form S-1 No. 33-57432).

10.27 Amendment No. 1, dated as of June 27, 1997, to Registration Rights Agreement, dated as of November 9, 1992, by and among the Registrant, ML-Lee Acquisition Fund, L.P., ML-Lee Acquisition Fund II, L.P., ML-Lee Acquisition Fund (Retirement Accounts) II, L.P., Lee Stockholders and Manage-ment Stockholders (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K filed July 9, 1997).

10.28 Stock Purchase Agreement, dated as of November 11, 1997, among the Company and the Selling Stockholders named therein (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K filed December 2, 1997).

10.29 Third Amendment, dated as of June 24, 1997, to the Second Amended and Restated Revolving Credit Facility and Term Loan Agreement dated February 15, 1994 between the Registrant, National Canada Finance Corp., and the National Bank of Canada (incorporated by reference to Exhibit 99.4 to the Registrant's Form 8-K filed July 9, 1997).

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

                              STANLEY FURNITURE COMPANY, INC.

February 6, 1998              By:  /s/Albert L. Prillaman
                                   Albert L. Prillaman
                                   Chariman, President, and
                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                   Title                 Date

/s/Albert L. Prillaman      Chairman, President,   February 6, 1998
(Albert L. Prillaman)       and Chief Executive
                            Officer, and Director
                            (Principal Executive
                            Officer)

/s/Douglas I. Payne         Senior Vice President  February 6, 1998
(Douglas I. Payne)          -Finance and
                            Administration,
                            Treasurer and
                            Secretary (Principal
                            Financial and
                            Accounting Officer)

/s/David V. Harkins         Director               February 6, 1998
(David V. Harkins

/s/C. Hunter Boll           Director               February 6, 1998
(C. Hunter Boll)

/s/Edward J. Mack           Director               February 6, 1998
(Edward J. Mack)

/s/T.Scott McIlhenny,Jr.    Director               February 6, 1998
(T.Scott McIlhenny, Jr.)

                                    STANLEY FURNITURE COMPANY, INC.
                                         ANNUAL REPORT ON FORM 10-K
                               FOR THE YEAR ENDED DECEMBER 31, 1997
                         INDEX TO FINANCIAL STATEMENTS AND SCHEDULE






Financial Statements                                        Page

Report of Independent Accountants.........................  F-2

Balance Sheets as of December 31, 1997 and 1996...........  F-3

Statements of Income for each of the three years
  in the period ended December 31, 1997...................  F-4

Statements of Changes in Stockholders' Equity for each
  of the three years in the period ended
  December 31, 1997......................................   F-5

Statements of Cash Flows for each of the three years
  in the period ended December 31, 1997...................  F-6

Notes to Financial Statements.............................  F-7


Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts for
  each of the three years in the period ended
  December 31, 1997.......................................  S-1

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stanley Furniture Company, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






                                           Coopers & Lybrand L.L.P.




Richmond, Virginia
January 23, 1998

                                     STANLEY FURNITURE COMPANY, INC
                                                BALANCE SHEETS
                                  (in thousands, except share data)

                                                   December 31,

                                                1997           1996

ASSETS
Current assets:
  Cash.......................................$    756       $ 8,126
  Accounts receivable, less allowances of
    $1,895 and $1,945........................  27,427        23,096
  Inventories:
    Finished goods...........................  21,220        20,953
    Work-in-process..........................   6,997         6,142
    Raw materials............................  17,513        13,144
                                               45,730        40,239

  Prepaid expenses and other
    current assets...........................   1,571           486
  Deferred income taxes......................     770         1,886
    Total current assets.....................  76,254        73,833

Property, plant and equipment, at cost.......  84,545        80,737
  Less accumulated depreciation..............  32,831        28,024
                                               51,714        52,713
Goodwill, less accumulated amortization
  of $3,024 and $2,688.......................  10,416        10,752
Other assets.................................   4,841         4,212
                                             $143,225      $141,510
LIABILITIES
Current liabilities:
  Current maturities of long-term debt.......$  5,086       $   725
  Accounts payable...........................  18,164        14,630
  Accrued salaries, wages and benefits.......   9,687         9,584
  Other accrued expenses.....................   1,877         2,669
    Total current liabilities................  34,814        27,608

Long-term debt, exclusive of current
  maturities.................................  47,491        38,625
Deferred income taxes........................  10,448        11,673
Other long-term liabilities..................   2,225         1,987
  Total liabilities..........................  94,978        79,893

STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 10,000,000
  shares authorized, 3,432,759 and
  4,579,042 shares issued and outstanding....      68            91
Capital in excess of par value...............  37,508        62,442
Retained earnings (deficit)..................  10,671         (916)
  Total stockholders' equity.................  48,247        61,617
                                             $143,225      $141,510

                        The accompanying notes are an integral part
                                    of the financial statements.

                                    STANLEY FURNITURE COMPANY, INC.
                                            STATEMENTS OF INCOME
                              (in thousands, except per share data)

                                             For the Years Ended
                                                 December 31,
                                          1997      1996      1995
Net sales...........................    $211,905  $201,905 $174,179

Cost of sales.......................     159,453   153,332  137,621

  Gross profit......................      52,452    48,573   36,558

Selling, general and administrative
  expenses..........................      29,949    30,403   26,454
Unusual items, net..................                          (136)

  Operating income .................      22,503    18,170   10,240

Other expense, net..................         276       616      433
Interest expense....................       3,538     3,344    3,534

  Income from continuing operations
    before income taxes.............      18,689    14,210    6,273

Income taxes........................       7,102     5,470    2,384

Income from continuing operations...      11,587     8,740    3,889


Gain from discontinued operations,
  net of taxes......................                   246
      Net income....................    $ 11,587  $  8,986  $ 3,889

Basic earnings per share:
  Continuing operations.............    $   2.76  $   1.85  $   .82
  Discontinued operations...........                   .05
    Net income......................    $   2.76  $   1.90  $   .82
Weighted average shares outstanding.       4,197     4,722    4,727


Diluted earnings per share:
  Continuing operations.............    $   2.50  $   1.77  $   .82
  Discontinued operations...........                   .05
    Net income......................    $   2.50  $   1.82  $   .82
Weighted average shares outstanding.       4,639     4,945    4,727

                        The accompanying notes are an integral part
                               of the financial statements.

                                   STANLEY FURNITURE COMPANY, INC.
                    STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
  For each of the three years in the period ended December 31, 1997
                                            (in thousands)

                                                 Capital
                                                   in      Retained
                                 Common Stock   Excess of  Earnings
                               Shares   Amount  Par Value (Deficit)
Balance at January 1,
  1995......................    4,727    $94    $64,527   $(13,791)

Compensation expense for
  executive loan plan, net..                         20

Net income..................                                 3,889
  Balance at December 31,
    1995....................    4,727     94     64,547     (9,902)

Purchase and retirement
  of common stock...........     (150)    (3)    (2,265)

Compensation expense for
  executive loan plan, net..                        133

Other.......................        2                27

Net income..................                                 8,986
  Balance at December 31,
    1996....................    4,579     91     62,442       (916)

Purchase and retirement
  of common stock...........   (1,163)   (23)   (25,306)

Compensation expense for
  executive loan plan, net..                        133

Exercise of stock options...       17               239

Net income..................                                11,587
  Balance at December 31,
    1997....................    3,433    $68    $37,508    $10,671

                     The accompanying notes are an integral part
                                of the financial statements.
                                                     F-5

                                    STANLEY FURNITURE COMPANY, INC.
                                           STATEMENTS OF CASH FLOWS
                                                (in thousands)

                                          For the Years Ended
                                               December 31,

                                        1997       1996       1995
Cash flows from operating activities:

  Cash received from customers......  $207,590  $200,793  $175,189
  Cash paid to suppliers and
    employees.......................  (187,346) (176,739) (164,022)
  Interest paid.....................    (3,403)   (3,483)   (3,535)
  Income taxes paid, net............    (8,529)   (5,259)   (1,033)

    Net cash provided by operating
      activities....................     8,312     15,312    6,599

Cash flows from investing activities:

  Capital expenditures..............    (4,076)    (3,599) (14,225)
  Purchase of other assets..........      (143)      (370)    (467)
  Proceeds from sale of assets......                   13       25

    Net cash used by investing
      activities....................    (4,219)    (3,956) (14,667)

Cash flows from financing activities:

  Purchase and retirement of common
    stock...........................   (25,329)    (2,268)
  Issuance of senior notes..........    10,000              10,000
  Repayment of senior note..........      (725)      (650)
  Proceeds from (repayment of) revolving
    credit facility, net.............    3,952       (914)  (2,320)
  Other, net.........................      639        304      385

    Net cash (used) provided  by
      financing activities...........  (11,463)    (3,528)   8,065

Net (decrease) increase in cash......   (7,370)     7,828       (3)
Cash at beginning of year............    8,126        298      301

  Cash at end of year................ $    756   $  8,126   $  298

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

     The Company operates predominantly in one business segment. Substantially all revenues result from the sale of residential furniture products. Substantially all of the Company's trade accounts receivable are due from retailers in this market, which consists of a large number of entities with a broad geographical dispersion.

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

Capitalized Software Cost
     The Company amortizes certain purchased computer software costs using the straight-line method over the economic lives of the related products not to exceed five years. Unamortized cost at December 31, 1997 and 1996 was $838,000 and $720,000, respectively.

Goodwill and Long-lived Assets
     Goodwill is being amortized on a straight-line basis over 40 years. The Company continually evaluates the existence of impairment of long-lived assets, including goodwill, on the basis of whether it is fully recoverable from projected, undiscounted net cash flows.

Income Taxes
     Deferred income taxes are determined based on the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax expense represents the change in the deferred tax asset/liability balance. Income tax credits are reported as a reduction of income tax expense in the year in which the credits are generated.

                                  STANLEY FURNITURE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS (CONTINUED)


 1.  Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments
     The fair value of the Company's long-term debt is estimated using discounted cash flow analysis based on the incremental borrowing rates currently available to the Company for loans with similar terms and maturities. At December 31, 1997, the fair value approximated the carrying amount. The fair value of trade receivables, trade payables and letters of credit approximate the carrying amount because of the short maturity of these instruments.

Pension Plans
     The Company's funding policy is to contribute to all qualified plans annually an amount equal to the normal cost and a portion of the unfunded liability, but not to exceed the maximum amount that can be deducted for federal income tax purposes.

Earnings per Common Share
     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", resulting in the restatement of earnings per share for all prior periods. Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as common stock equivalents for purposes of computing diluted earnings per share and represent the difference between basic and diluted weighted average shares outstanding.

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

                                  STANLEY FURNITURE COMPANY, INC.
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)


 2.  Property, Plant and Equipment at December 31

                                       Depreciable
                                         lives      (in thousands)
                                       (in years)   1997      1996
     Land and buildings.............    20 to 50  $33,941   $33,694
     Machinery and equipment........     5 to 12   48,180    45,120
     Office furniture and equipment.     3 to 10    1,836     1,794
     Construction in progress.......                  588       129
                                                  $84,545   $80,737

 3.  Long-Term Debt at December 31

                                                    (in thousands)
                                                    1997      1996
     7.28% Senior notes due March 15, 2004........$30,000   $30,000
     7.57% Senior note due June 30, 2005..........  8,625     9,350
     7.43% Senior notes due November 18, 2007..... 10,000
     Revolving credit facility....................  3,952
         Total.................................... 52,577    39,350
     Less current maturities......................  5,086       725
                                                  $47,491   $38,625

     In November 1997, the Company issued $10.0 million of 7.43% senior notes due 2007 in a private placement of debt, which was used to purchase 413,201 shares of its common stock from the ML-Lee Acquisition Fund, L.P. and its affiliates.

     The revolving credit facility provides for borrowings of up to $25.0 million through June 1999, automatically renewable thereafter for one year periods unless terminated by either party. Interest under the facility is payable monthly at prime (8.50% on December 31, 1997) or, at the Company's option, the reserve adjusted LIBOR plus 1.0% per annum (6.60% on December 31, 1997).

     The above loan agreements require the Company to maintain certain financial covenants. As of December 31, 1997, these covenants limit additional borrowings to $6.4 million and limit funds available to pay dividends and repurchase its common stock to $5.6 million.

     Annual debt service requirements are $5.1 million in 1998, $9.1 million in 1999, $5.2 million in 2000, $6.7 million in 2001 and $6.8 million in 2002.

     The Company utilizes letters of credit to collateralize certain insurance policies and inventory purchases. Outstanding letters of credit at December 31, 1997 were $1.9 million.

                                  STANLEY FURNITURE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 4.  Income Taxes

     The provision for income taxes on income from continuing operations consists of (in thousands):

                                           1997     1996     1995
      Current:
        Federal.........................  $6,454   $5,217   $1,750
        State...........................     757      952      412
          Total current.................   7,211    6,169    2,162
      Deferred:
        Federal.........................     (96)    (567)     156
        State...........................     (13)    (132)      66
          Total deferred................    (109)    (699)     222
            Income taxes................  $7,102   $5,470   $2,384

     A reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate on income from continuing operations follows:

                                           1997     1996    1995
      Federal statutory rate..........     35.0%    35.0%   35.0%
      State taxes, net of federal
        benefit.......................      2.6      3.8     5.0
      Goodwill........................       .6       .8     1.9
      Life insurance..................      (.7)     (.7)   (1.5)
      Tax savings from foreign sales
        corporation...................      (.5)    (1.4)    (.8)
      Tax credits.....................                       (.2)
      Other, net......................      1.0      1.0    (1.4)
        Effective income tax rate.....     38.0%    38.5%   38.0%

     The income tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31 follow (in thousands):

                                             1997      1996
      Current deferred tax assets (liabilities):
        Accounts receivable............... $  (180)   $   618
        Inventory.........................     (18)      (521)
        Employee benefits.................     901      1,692
        Other accrued expenses............      67         97
          Net current deferred tax asset.. $   770    $ 1,886

      Noncurrent deferred tax liabilities:
        Property, plant and equipment..... $10,236    $11,229
        Employee benefits.................     212        444
          Net noncurrent deferred tax
            liability..................... $10,448    $11,673

                                                     F-10

                                 STANLEY FURNITURE COMPANY, INC.
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)


 5.  Stockholders' Equity, Stock Options and Related Matters

     The Company's stock option plans provide for the granting of stock options up to an aggregate of 700,000 shares of common stock to key employees. The exercise price may not be less than the fair market value of the Company's common stock on the grant date. Granted options vest 20% annually.

     At December 31, 1997 and 1996, options to purchase 496,188 and 385,443 shares, were exercisable with a weighted-average exercise price of $9.74 and $9.66, respectively. At December 31, 1997, 3,651 shares were available for grant. Activity for the three years ended December 31, 1997 follows:

                                        Number    Weighted-Average
                                       of shares   Exercise Price
     Outstanding at January 1, 1995.... 670,000          $ 9.86
       Cancelled or Lapsed.............(162,047)           9.84
       Granted......................... 170,000            8.75

     Outstanding at December 31, 1995...677,953            9.59
       Lapsed...........................(15,216)           9.80
       Exercised........................ (2,500)           9.75
       Granted.......................... 20,000           14.78

     Outstanding at December 31, 1996...680,237            9.74
       Lapsed........................... (9,000)           9.17
       Exercised........................(16,902)           9.48
       Granted.......................... 17,500           20.11

     Outstanding at December 31, 1997...671,835          $ 9.89

     Options outstanding at December 31, 1997, include 634,335 shares with an exercise price ranging from $8.50 to $10.00 and a weighted-average remaining contractual life of 7.2 years. The remaining options have an exercise price ranging from $12.13 to $28.00 with a weighted-average remaining contractual life of 9.1 years.

     The estimated per share weighted-average fair value of stock options granted during 1997, 1996, and 1995 was $14.50, $8.00 and $6.00 respectively, on the date of grant. A risk-free interest rate of 5.4%, 6.8% and 6.2% for 1997, 1996, and 1995 respectively, and a 50% volatility rate with an expected life of 10 years was assumed in estimating the fair value.

                                  STANLEY FURNITURE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.  Stockholders' Equity, Stock Options, and Related Matters
    (continued)

     The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon the estimated fair value (in thousands, except per share data):

                           1997           1996            1995
                        As     Pro     As     Pro       As    Pro
                     Reported Forma  Reported Forma  Reported Forma
Net income...........$11,587 $11,326  $8,986 $8,754   $3,889 $3,685
Basic earnings per
  share..............   2.76    2.70    1.90   1.85      .82    .78
Diluted earnings per
  share..............   2.50    2.45    1.82   1.79      .82    .78

     During 1994, the Company entered into a contractual agreement to issue 50,000 shares of common stock to the chief executive officer at $10.00 per share (the market price on the date of the agreement) in exchange for a non-recourse 7.6% note receivable. One tenth of the principal amount plus accrued interest is due each December 31 until 1998 and the remaining principal is due January 2, 1999. The Company agreed to forgive the accrued interest plus one tenth of the initial principal amount each December 31, if the executive remains employed by the Company. During 1996, the Company agreed to forgive the outstanding loan balance over the remaining three years, subject to the executive's continued employment. Compensation expense was $285,000, $308,000 and $98,000 for 1997, 1996 and 1995, respectively.

     During 1996, a secondary offering of 1,000,000 shares of the Company's common stock owned by the ML-Lee Acquisition Fund, L.P. (the "Lee Fund") and its affiliates was completed. In connection with the offering, the Company incurred approximately $325,000 of expenses. The Company also purchased 150,000 shares of its common stock, which were subject to the over-allotment option from the secondary offering, for an aggregate consideration of $2.3 million.

     In 1997, the Company completed two transactions for the purchase of its common stock owned by the Lee Fund and its
affiliates.   In June 1997, 750,000 shares were purchased for an
aggregate purchase price of $15.0 million and in November 1997, 413,201 shares were purchased for an aggregate purchase price of $10.3 million. Assuming the shares were repurchased at the beginning of the year and financed entirely by borrowings under the revolving credit facility at an assumed rate of 7.25%, the pro forma diluted earnings per share would have been $2.77 for 1997.

                                STANLEY FURNITURE COMPANY, INC.
                         NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     In addition to its common stock, the Company's authorized capital includes 1,000,000 shares of "blank check" preferred stock.

None was outstanding during the three years ended December 31, 1997. The Board of Directors is authorized to issue such stock in series and to fix the designation, powers, preferences, rights, limitations and restrictions with respect to any series of such shares. Such "blank check" preferred stock may rank prior to common stock as to dividend rights, liquidation preferences or both, may have full or limited voting rights and may be convertible into shares of common stock.

 6.  Employee Benefit Plans

Defined Contribution Plan

     The Company maintains a defined contribution plan covering substantially all of its employees. Discretionary matching and profit sharing contributions for 1997 and 1996 totaled $1.2 million and $856,000, respectively. Prior to 1996, the Company made no contributions.

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

                                      1997               1996
                               Stanley   Supple-  Stanley   Supple-
                             Retirement  mental  Retirement  mental
                                Plan      Plan      Plan      Plan
 Accumulated benefit obligation:
   Vested.....................$(15,361) $(1,210) $(14,334) $  (990)
   Nonvested..................  (1,785)            (1,636)
 Accumulated benefit obliga-
   tion.......................$(17,146) $(1,210) $(15,970) $  (990)
 Projected benefit obligation.$(17,146) $(1,210) $(15,970) $  (990)
 Plan assets at fair value....  17,170             16,116
 Plan assets more than
   (less than) projected benefit
   obligation.................      24   (1,210)      146     (990)
 Unrecognized (gain) loss.....   4,776       (5)    3,994      (62)
   Prepaid (accrued) pension
     costs....................$  4,800  $(1,215) $  4,140  $(1,052)

                              STANLEY FURNITURE COMPANY, INC.
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)


6.  Employee Benefit Plans (continued)

     Components of net periodic pension cost follow (in thousands):

                                         1997       1996      1995
      Service cost....................                      $  774
      Interest cost...................  $1,279     $1,295    1,256
      Actual return on assets.........  (1,587)      (618)  (1,320)
      Net amortization and deferral...     550        (55)     965
      Loss on curtailment.............                          31
                                        $  242     $  622   $1,706

     The assumptions used as of December 31 to determine the plans' financial status and pension cost were:

                                         1997       1996      1995
      Discount rate for funded status..  7.00%      7.75%     7.67%
      Discount rate for pension cost...  7.75%      7.67%     9.00%
      Salary progression...............   N/A        N/A      5.00%
      Return on assets.................  7.50%      7.50%     7.75%

     A reduction in the discount rate of 0.25% would create an additional minimum pension liability of $5.4 million and would result in a charge to stockholders' equity of $3.3 million, net of deferred taxes, at December 31, 1997.


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

6.  Employee Benefit Plans (continued)

     The plan's financial status at December 31 follows (in
thousands):
                                                1997         1996
      Accumulated postretirement benefit
        obligation:
        Retirees............................. $(2,963)     $(3,049)
        Fully eligible active plan
          participants.......................    (285)        (254)
        Other active plan participants.......    (393)        (300)
      Accumulated postretirement
        benefit obligation...................  (3,641)      (3,603)
      Unrecognized net loss..................     895          741
      Unrecognized transition obligation.....   1,954        2,084
        Accrued postretirement benefit cost..  $ (792)     $  (778)




     Components of net periodic postretirement benefit cost were
(in thousands):
                                      1997         1996      1995
      Service cost...............    $   36        $  35     $ 93
      Interest cost..............       261          274      510
      Amortization of transition
        obligation...............       131          130      134
      Amortization and deferral..        29           33      182
                                     $  457        $ 472     $919

     The weighted-average discount rates used in determining the actuarial present value of the projected benefit obligation were 7.00%, 7.75% and 7.67% for 1997, 1996 and 1995, respectively. The rate of increase in future health care benefit cost used in determining the obligation for 1997 was 9% gradually decreasing to 5.5% beginning in 2004; for 1996 was 10% gradually decreasing to 5.5% beginning in 2003; and, for 1995 was 12% gradually decreasing to 6% beginning in 2002.

     Increasing the assumed health care cost trend rate by one percentage point in each future year would increase the accumulated postretirement benefit obligation at December 31, 1997, by $101,000 and the annual postretirement benefit cost by $12,000.

Deferred Compensation

     The Company has a deferred compensation plan, funded with life insurance policies, which permits certain management employees to defer portions of their compensation and earn a fixed rate of return. The accrued liabilities relating to this plan of $1.4 million at December 31, 1997 and 1996, are included in accrued salaries, wages and benefits and other long-term liabilities. The cash surrender value, net of policy loans, is included in other assets.

                              STANLEY FURNITURE COMPANY, INC.
                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)



 7.  Leases

     The Company leased a substantial portion of its facilities under operating leases through June 1995, at which time the Company purchased these facilities. The Company continues to lease showroom space and certain other equipment. Rental expenses charged to operations were $1.1 million, $970,000, and $1.4 million
in 1997, 1996 and 1995, respectively.    Future minimum lease
payments, net of subleases, are approximately as follows: 1998 - $913,000; 1999 - $728,000; 2000 -$54,000; and thereafter -
$45,000.

 8.  Discontinued Operations

     In 1996, the Company was released from a lease obligation resulting from the purchase and concurrent resale of certain facilities at a former division, which ceased operations in 1994. Accordingly, the Company recorded an after tax gain of $246,000, or $.05 per share, as a partial reversal of a previous accrual, representing the final adjustment for the cost of the closure.


 9.  Related Party Transactions

     During 1996 and 1997, the Company completed three purchases of its common stock from the ML-Lee Acquisition Fund, L.P. and its affiliates (the "Lee Fund") totaling 1.3 million shares for a total consideration of $27.6 million. The Lee Fund sold to public investors its remaining ownership in January 1998. The Company maintained a management agreement with an affiliate of the Lee Fund which was terminated in November 1997. Fees paid pursuant to this agreement amounted to $125,000 in 1997, $241,000 in 1996, and $250,000 in 1995.

10.  Unusual Items

     During 1995, the Company was released from a lease obligation at its previously closed Waynesboro, Virginia manufacturing facility. Accordingly, the Company recognized a pretax credit of $1.1 million related to the reversal of an accrual provided in 1991 for the closing of the facility. Unusual items also included a pretax charge for severance resulting from the resignation of a former officer of the Company.

                                STANLEY FURNITURE COMPANY, INC.
                         NOTES TO FINANCIAL STATEMENTS (CONTINUED)


11.  Supplemental Cash Flow Information
                                               (in thousands)
                                          1997      1996      1995
    Net income......................... $11,587   $ 8,986  $ 3,889
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation...................   5,000     4,774    4,503
        Amortization...................     432       426      416
        Other, net.....................     340       463      118
        Loss on disposal of fabric
          division.....................              (246)
        Changes in assets and
          liabilities:
          Accounts receivable..........  (4,331)     (364)   1,028
         Inventories...................  (5,491)      (72)    (262)
          Prepaid expenses and other
            current assets.............  (2,180)   (1,347)  (1,030)
          Accounts payable.............   3,534       993   (1,022)
          Accrued salaries, wages and
            benefits...................     (27)    2,965     (500)
          Other accrued expenses.......    (713)     (479)     137
          Deferred income taxes........    (109)     (134)     222
          Other assets.................      32        29       25
          Other long-term liabilities..     238      (682)    (925)
            Net cash provided by
              operating activities..... $ 8,312   $15,312  $ 6,599


                                STANLEY FURNITURE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS (CONTINUED)


12.  Quarterly Results of Operations (Unaudited)

     The Company's unaudited quarterly results of operations were as follows (in thousands, except per share data):


                               First     Second    Third     Fourth

     1997 Quarters:
     Net sales............... $49,631   $49,469   $54,270   $58,534
     Gross profit............  12,461    12,488    13,288    14,214
     Net income..............   2,772     2,756     2,935     3,125
     Net income per share:
       Basic................. $   .60   $   .60   $   .76   $   .85
       Diluted...............     .55       .55       .68       .75

     1996 Quarters:

     Net sales............... $48,190   $47,282   $52,550   $53,882
     Gross profit............  10,769    11,087    12,778    13,939
     Net income from continuing
       operations............   1,583     1,704     2,615     2,839
     Net income from continuing
       operations per share:
       Basic................. $   .33   $   .36   $   .55   $   .60
       Diluted...............     .33       .35       .53       .56

                           STANLEY FURNITURE COMPANY, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
 For each of the Three Years in the Period Ended December 31, 1997
                                   (In thousands)





 Column A          Column B     Column C     Column D     Column E
                                Charged
                  Balance at   (Credited)                 Balance
                  Beginning    to Costs &                at End of
Descriptions      of Period     Expenses    Deductions     Period

1997
   Doubtful
     receivables.   $1,332        $ 20         $236(a)     $1,116
   Discounts,
     returns,
     and
     allowances..      613         166(b)                     779
                    $1,945        $186         $236        $1,895

1996
   Doubtful
     receivables.   $  600        $860         $128(a)     $1,332
   Discounts,
     returns,
     and
     allowances..      557          56(b)                     613
                    $1,157        $916         $128        $1,945

1995
   Doubtful
     receivables.   $  528        $302         $230(a)     $  600
   Discounts,
     returns,
     and
     allowances..      405         152(b)                     557
                     $ 933        $454         $230        $1,157








(a)  Uncollectible receivables written off, net of recoveries.
(b)  Represents net increase in the reserve.
