Form 10-Q
period 1998-03-28
STANLEY FURNITURE CO INC/
filed 1998-04-14
CIK 797465

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 1998 or

           Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to           .

Commission file number 0-14938.

                         STANLEY FURNITURE COMPANY, INC.
                         -------------------------------
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
                                              YES   X  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 10, 1998.

          Class                                               Number
          -----                                               ------

Common Stock, par value $.02 per share                    3,440,757 Shares




                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         STANLEY FURNITURE COMPANY, INC.
                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                    (Unaudited)
                                                     March 28,     December 31,
ASSETS                                                  1998          1997
                                                    -----------   -------------
Current assets:
  Cash...........................................    $  1,717       $    756
  Accounts receivable, less allowances
    of $1,943 and $1,895.........................      31,295         27,427
  Inventories:
    Finished goods...............................      21,984         21,220
    Work-in-process..............................       7,124          6,997
    Raw materials................................      19,334         17,513
                                                     --------       --------
                                                       48,442         45,730
  Prepaid expenses and other current assets......         653          1,571
  Deferred income taxes..........................         770            770
                                                     --------       --------
    Total current assets.........................      82,877         76,254
                                                     --------       --------
Property, plant and equipment, at cost...........      85,557         84,545
  Less accumulated depreciation..................      34,138         32,831
                                                     --------       --------
                                                       51,419         51,714
Goodwill, less accumulated amortization of $3,108
  and $3,024.....................................      10,332         10,416
Other assets.....................................       4,729          4,841
                                                     --------       --------
                                                     $149,357       $143,225
                                                     ========       ========
LIABILITIES
Current liabilities:
  Current maturities of long-term debt...........    $  5,086       $  5,086
  Accounts payable...............................      19,040         18,164
  Accrued salaries, wages and benefits...........       9,673          9,687
  Other accrued expenses.........................       2,955          1,877
                                                     --------       --------
    Total current liabilities....................      36,754         34,814
Long-term debt, exclusive of current maturities..      48,303         47,491
Deferred income taxes............................      10,448         10,448
Other long-term liabilities......................       2,225          2,225
                                                     --------       --------
  Total liabilities..............................      97,730         94,978
                                                     --------       --------

STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 10,000,000 shares
  authorized, 3,440,757 and 3,432,759 shares
  issued and outstanding.........................          68             68
Capital in excess of par value...................      37,618         37,508
Retained earnings................................      13,941         10,671
                                                     --------       --------
  Total stockholders' equity.....................      51,627         48,247
                                                     --------       --------
                                                     $149,357       $143,225
                                                     ========       ========

                     The accompanying notes are an integral
                        part of the financial statements.








                         STANLEY FURNITURE COMPANY, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)



                                                Three Months
                                                    Ended
                                           ---------------------
                                           March 28,    March 30,
                                             1998         1997
                                           --------    ---------
Net sales............................      $ 57,691    $ 49,631

Cost of sales........................        43,546      37,170
                                           --------    --------

    Gross profit.....................        14,145      12,461

Selling, general and administrative
  expenses...........................         7,752       7,127
                                           --------    --------

  Operating income...................         6,393       5,334

Other expense, net...................            34          69
Interest expense.....................         1,084         756
                                           --------     -------

    Income before income taxes.......         5,275       4,509

Income taxes.........................         2,005       1,737
                                           --------     -------

   Net income........................      $  3,270     $ 2,772
                                           ========     =======

Earnings per share:

   Basic.............................           .95         .60
   Diluted...........................           .83         .55

Weighted average shares outstanding:

   Basic.............................         3,437       4,584
   Diluted...........................         3,949       5,011






                     The accompanying notes are an integral
                        part of the financial statements.






                         STANLEY FURNITURE COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                       Three Months Ended
                                                     ----------------------
                                                     March 28,    March 30,
                                                        1998         1997
                                                     ---------    ---------
Cash flows from operating activities:
Cash received from customers.......................    $53,836    $ 46,323
Cash paid to suppliers and employees...............    (51,503)    (45,667)
Interest paid......................................     (1,183)     (1,038)
Income taxes paid, net.............................        (37)       (736)
                                                       -------    --------
  Net cash provided (used) by operating
    activities.....................................      1,113      (1,118)
                                                       -------    --------

Cash flows from investing activities:
Capital expenditures...............................     (1,012)       (270)
Purchase of other assets...........................        (24)        (65)
                                                       -------    --------
  Net cash used by investing activities............     (1,036)       (335)
                                                       -------    --------

Cash flows from financing activities:
Proceeds from revolving credit facility, net.......      5,098
Repayment of Senior Notes..........................     (4,286)
Proceeds from exercised stock options..............         72          75
                                                       -------    --------
  Net cash provided by financing activities........        884          75
                                                       -------    --------

Net increase (decrease) in cash....................        961      (1,378)
Cash at beginning of year..........................        756       8,126
                                                       -------    --------
Cash at end of quarter.............................    $ 1,717    $  6,748
                                                       =======    ========

Reconciliation of net income to net cash provided
 (used) by operating activities:

Net income.........................................    $ 3,270    $  2,772
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
    Depreciation and amortization..................      1,416       1,350
    Changes in assets and liabilities:
      Accounts receivable..........................     (3,868)     (3,268)
      Inventories..................................     (2,712)     (3,300)
      Prepaid expenses and other current
        assets, net................................        914           8
      Accounts payable.............................        876         984
      Accrued salaries, wages and benefits.........        (14)       (477)
      Other accrued expenses.......................      1,116         859
      Other assets.................................        115          97
      Other long-term liabilities..................                   (143)
                                                       -------    --------
Net cash provided (used) by operating activities...    $ 1,113    $ (1,118)
                                                       =======    ========


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

2. Property, Plant and Equipment
                                      (Unaudited)
                                        March 28,    December 31,
                                          1998            1997
                                       ----------    ------------

     Land and buildings..............   $34,150         $33,941
     Machinery and equipment.........    49,057          48,180
     Office fixtures and equipment...     1,836           1,836
     Construction in progress........       514             588
                                        -------         -------
                                        $85,557         $84,545
                                        =======         =======

3. Long-Term Debt
                                      (Unaudited)
                                        March 28,    December 31,
                                          1998            1997
                                       ---------     ------------

     7.28% senior notes due March
       15, 2004......................   $25,714         $30,000
     7.57% senior note due June
       30, 2005......................     8,625           8,625
     7.43% senior notes due November
       18, 2007......................    10,000          10,000
     Revolving credit facility.......     9,050           3,952
                                        -------         -------
          Total                          53,389          52,577
     Less current maturities.........     5,086           5,086
                                        -------         -------
                                        $48,303         $47,491
                                        =======         =======

 4.  Earnings Per Common Share and Stock Split

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as common stock equivalents for purposes of computing diluted earnings per share and represent the difference between basic and diluted weighted average shares outstanding.

In April 1998, the Board of Directors approved a two-for-one stock split, to be effected in the form of a stock dividend, payable to stockholders of record on May 1, 1998. In connection with the stock dividend, approximately $69,000 will be transferred to common stock from capital in excess of par value in the second quarter of 1998. The unaudited pro forma earnings per share, giving retroactive effect to the stock split were as follows:

                                           Three Months Ended
                                       --------------------------
                                        March 28,       March 30,
                                           1998            1997
                                       -----------      ---------

      Earnings per share:

            Basic....................     $ .48           $ .30
            Diluted..................     $ .41           $ .28

      Weighted average shares
        outstanding:

            Basic....................     6,874           9,168
            Diluted..................     7,898          10,022

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

Net sales increased $8.1 million, or 16.2%, for the three month period ended March 28, 1998, from the comparable 1997 period. The increase was due to higher unit volume.

Gross profit margin for the three month period of 1998 decreased to 24.5% from 25.1% for the comparable 1997 period. The decrease resulted from higher raw material (primarily lumber) costs, partially offset by improved operating efficiencies.

Selling, general and administrative expenses as a percentage of net sales decreased to 13.4% for the 1998 period from 14.4% in the comparable 1997 period. The lower percentage was due principally to higher net sales in the 1998 period. The majority of the $625,000 increase in 1998 was selling expenses directly attributable to the sales increase.

As a result of the above, operating income increased to $6.4 million, or 11.1% of net sales, from $5.3 million, or 10.7% in the comparable 1997 period.

Interest expense for the three month period ended March 28, 1998, increased due to higher average debt levels resulting from the Company's June and November 1997 repurchases of its common stock.

The Company's effective income tax rate was 38.0% for the 1998 three month period and total year 1997.

Financial Condition, Liquidity and Capital Resources

At March 28, 1998, long-term debt including current maturities was $53.4 million. Debt service requirements are $800,000 in 1998, $14.2 million in 1999, $5.2 million in 2000, $6.7 million in 2001, and $6.8 million in 2002. As of March 28, 1998, approximately $9.7 million of additional borrowings were available under the Company's revolving credit facility. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

The Company generated cash from operations of $1.1 million in the 1998 first quarter compared to cash used from operations of $1.1 million in the 1997 period. Cash in the 1998 period was used to fund capital expenditures. Cash was required in the 1997 period to fund higher payments to suppliers and employees due to increased production levels and higher tax payments.

Net cash used by investing activities was $1.0 million in the 1998 period compared to $335,000 in the 1997 period. Expenditures in each year were primarily for plant and equipment and other assets in the normal course of business.

Net cash provided by financing activities was $884,000 in the 1998 period compared to $75,000 in the 1997 period. In the 1998 period, borrowings under the revolving credit facility provided cash for senior debt payments.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward- looking statements. Such risks and uncertainties include the cyclical nature of the furniture industry, fluctuations in the price for lumber which is the most significant raw material used by the Company, competition in the furniture industry, capital costs and general economic conditions.



PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

       Exhibit 10.1 Fourth Amendment, dated February 24, 1998, to the Second Amended and Restated Revolving Credit Facility and Term Loan Agreement dated February 15, 1994 between the Registrant, National Canada Finance Corp., and the National Bank of Canada.*

       Exhibit 11.   Schedule of Computation of Earnings Per
                     Share.*

       Exhibit 27.   Financial Data Schedule.*

   (b) Reports on Form 8-K

       None.











* Filed herewith.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   STANLEY FURNITURE COMPANY, INC.


Date: April 14, 1998               By: /s/ Douglas I. Payne
                                       -------------------------
                                       Douglas I. Payne
                                       Sr. V.P. - Finance and
                                       Administration,
                                       Secretary and Treasurer
                                       (Principal Financial and
                                       Accounting Officer)