Form 10-Q
period 1998-06-27
STANLEY FURNITURE CO INC/
filed 1998-07-14
CIK 797465

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

        X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended June 27, 1998 or

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


                                  (540)627-2000
              (Registrant's telephone number, including area code)



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 10, 1998.


Class                                                        Number

Common Stock, par value $.02 per share                   7,054,768 Shares



                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         STANLEY FURNITURE COMPANY, INC.
                                 BALANCE SHEETS
                        (In thousands, except share data)
                                                                                     (Unaudited)
                                                                                      June 27,      December31,
                                                                                        1998           1997
ASSETS
Current assets:
    Cash.....................................................................        $    1,532    $     756
    Accounts receivable, less allowances of $2,229 and $1,895................            31,128       27,427
    Inventories:
       Finished goods........................................................            24,251       21,220
       Work-in-process.......................................................             7,108        6,997
       Raw materials.........................................................            19,394       17,513
                                                                                         ------       ------

                                                                                         50,753       45,730
    Prepaid expenses and other current assets................................             1,625        1,571
    Deferred income taxes....................................................             1,184          770
                                                                                          -----          ---

              Total current assets...........................................            86,222       76,254
Property, plant and equipment, net...........................................            51,532       51,714
Goodwill, less accumulated amortization of $3,192 and $3,024.................            10,248       10,416
Other assets.................................................................             4,283        4,841
                                                                                          -----        -----

                                                                                       $152,285     $143,225
                                                                                       ========     ========
LIABILITIES
Current liabilities:
     Current maturities of long-term debt....................................        $    5,086     $    5,086
     Accounts payable........................................................            19,964         18,164
     Accrued salaries, wages and benefits....................................             9,708          9,687
     Other accrued expenses..................................................             2,352          1,877
                                                                                          -----          -----

         Total current liabilities...........................................            37,110         34,814
Long-term debt, exclusive of current maturities..............................            45,270         47,491
Deferred income taxes........................................................            10,357         10,448
Other long-term liabilities..................................................             2,225          2,225
                                                                                          -----          -----

    Total liabilities........................................................            94,962         94,978
                                                                                         ------         ------


STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 10,000,000  shares authorized, 7,054,768
    and 6,865,518  shares issued and outstanding.............................               140            137
Capital in excess of par value...............................................            39,662         37,439
Retained earnings ...........................................................            17,521         10,671
                                                                                         ------         ------

    Total stockholders' equity...............................................            57,323         48,247
                                                                                         ------         ------

                                                                                       $152,285       $143,225
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



                         STANLEY FURNITURE COMPANY, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)



                                                                            Three Months            Six Months
                                                                               Ended                  Ended
                                                                        June 27,    June 29,    June 27,  June 29,
                                                                          1998        1997        1998       1997
                                                                       ----------  ---------  ----------  --------

Net sales.........................................................        $61,863    $49,469   $119,554     $99,100

Cost of sales.....................................................         46,590     36,981     90,136      74,150
                                                                           ------     ------     ------      ------

        Gross profit..............................................         15,273     12,488      29,418     24,950


Selling, general and administrative expenses......................          8,350      7,199      16,102     14,327
                                                                            -----      -----      ------     ------


       Operating income...........................................          6,923      5,289      13,316     10,623

Other expense, net................................................             48         65          82        134
Interest expense..................................................          1,102        744       2,186      1,500
                                                                            -----        ---       -----      -----

    Income before income taxes....................................          5,773      4,480      11,048      8,989

Income taxes......................................................          2,193      1,724       4,198      3,461
                                                                            -----      -----       -----      -----


Net income........................................................        $ 3,580   $  2,756     $ 6,850    $ 5,528
                                                                          =======   ========     =======    =======


Earnings per share:

  Basic...........................................................      $     .51 $      .30  $      .99 $      .60
                                                                        ========= ==========  ========== ==========

  Diluted.........................................................      $     .45 $      .28  $      .86 $      .55
                                                                        ========= ==========  ========== ==========


Weighted average shares outstanding:

  Basic...........................................................          6,978      9,174       6,932      9,172
                                                                            =====      =====       =====      =====

  Diluted.........................................................          8,016     9,942        7,968      9,986
                                                                            =====     =====        =====      =====






                 The accompanying notes are an integral part of
                            the financial statements.



                         STANLEY FURNITURE COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                        Six Months Ended
                                                                                  June 27,           June 29,
                                                                                    1998               1997

Cash flows from operating activities:
Cash received from customers..................................................   $ 115,643            $98,443
Cash paid to suppliers and employees..........................................    (105,969)           (92,047)
Interest paid.................................................................      (1,725)              (968)
Income taxes paid, net........................................................      (3,388)            (4,520)
                                                                                 ---------            --------

  Net cash provided by operating activities...................................        4,561               908
                                                                                 ---------            --------

Cash flows from investing activities:
Capital expenditures..........................................................       (2,460)             (696)
Purchase of other assets......................................................          (41)              (88)
                                                                                  ---------            --------
  Net cash used by investing activities.......................................       (2,501)             (784)
                                                                                  ---------            --------


Cash flows from financing activities:
Proceeds from revolving credit facility.......................................        2,065
Repayment of Senior Notes.....................................................       (4,286)
Proceeds from exercised stock options.........................................          937                80
                                                                                  ---------            --------

  Net cash (used) provided by financing activities............................       (1,284)               80
                                                                                  ---------            --------

Net increase in cash..........................................................         776                204
Cash at beginning of year.....................................................         756              8,126
                                                                                  ---------            --------
  Cash at end of quarter......................................................   $   1,532            $ 8,330
                                                                                 ==========            ========


Reconciliation of net income to net cash provided by operating activities:

   Net income.................................................................   $   6,850            $ 5,528
   Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization..........................................       2,854              2,704
       Loss on sale of assets.................................................           8                 75
       Changes in assets and liabilities:
         Accounts receivable..................................................      (3,701)              (631)
         Inventories..........................................................      (5,023)            (7,725)
         Prepaid expenses and other current assets............................         263                (88)
         Accounts payable.....................................................       1,800              1,520
         Accrued salaries, wages and benefits.................................          21               (137)
         Other accrued expenses...............................................       1,764               (143)
         Deferred income taxes................................................        (505)              (389)
       Other assets...........................................................         230                194
                                                                                       ---                ---

   Net cash provided by operating activities..................................   $   4,561          $     908
                                                                                 =========          =========

               The accompanying notes are an integral part of the
                              financial statements.

                         STANLEY FURNITURE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)


 1.      Preparation of Interim Financial Statements

The financial statements of Stanley Furniture Company, Inc. (referred to as "Stanley" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. Operating results for the interim periods reported herein may not be indicative of the results expected for the year. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes included in Stanley's latest annual report on Form 10-K.

 2.      Property, Plant and Equipment


                                                                             (Unaudited)
                                                                               June 27,        December 31,
                                                                                 1998              1997

         Land and buildings...............................................      $34,150            $33,941
         Machinery and equipment..........................................       50,123             48,180
         Office fixtures and equipment....................................        1,836              1,836
         Construction in progress.........................................          879                588
                                                                                -------            -------
         Property, plant and equipment, at cost......................            86,988             84,545
         Less accumulated depreciation....................................       35,456             32,831
                                                                                -------            -------
                                                                                $51,532            $51,714
                                                                                =======            =======
 3.      Long-Term Debt

                                                                             (Unaudited)
                                                                               June 27,         December 31,
                                                                                 1998              1997

         7.28% senior notes due March 15, 2004............................      $25,714           $30,000
         7.57% senior note due June 30, 2005..............................        8,625             8,625
         7.43% senior notes due November 18, 2007.........................       10,000            10,000
         Revolving credit facility........................................        6,017             3,952
                                                                                -------           -------

           Total..........................................................       50,356            52,577
         Less current maturities..........................................        5,086             5,086
                                                                                -------           -------

                                                                                $45,270           $47,491
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

On April 7, 1998, the Board of Directors approved a two-for-one stock split to be distributed in the form of a stock dividend, which was distributed on May 15, 1998 to stockholders of record on May 1, 1998. Accordingly, 3,478,462 shares were issued, and approximately $70,000 was transferred to common stock from capital in excess of par value, representing the aggregate par value ($.02 per share) of the shares issued. All related amounts have been retroactively adjusted to reflect the stock split.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales increased $12.4 million, or 25.1%, for the three month period ended June 27, 1998 from the comparable 1997 period. For the six month period, net sales increased $20.5 million, or 20.6%, from the comparable 1997 period. The increase was due primarily to higher unit volume.

Gross profit margin for the three and six month periods of 1998 decreased to 24.7% and 24.6%, respectively, from 25.2% for the comparable 1997 periods. The decrease resulted from higher raw material costs, primarily lumber, partially offset by improved operating efficiencies.

Selling, general and administrative expenses for both the three and six month periods of 1998 as a percentage of net sales decreased to 13.5% from 14.6% and 14.5%, respectively, for the comparable 1997 periods. The lower percentages in 1998 were due principally to higher net sales. The majority of the increased expenditures in 1998 were selling expenses directly attributable to the sales increase.

As a result of the above, operating income for the three and six month periods of 1998 increased to $6.9 million, or 11.2% of net sales, and $13.3 million, or 11.1% of net sales, respectively, from $5.3 million, or 10.7% of net sales, and $10.6 million, or 10.7% of net sales, for the comparable 1997 periods.

Interest expense for the 1998 three and six month periods increased due primarily to higher average debt levels resulting from the Company's June and November 1997 repurchases of its common stock.

The Company's effective income tax rate was 38.0% for the 1998 six month period and total year 1997.

Financial Condition, Liquidity and Capital Resources

At June 27, 1998, long-term debt including current maturities was $50.4 million. Debt service requirements are $800,000 in 1998, $11.2 million in 1999, $5.2 million in 2000, $6.7 million in 2001, and $6.8 million in 2002. As of June 27, 1998, approximately $18.0 million of additional borrowings were available under the Company's revolving credit facility. The Company believes that cash flows from operations and funds available under existing credit facilities will be sufficient to fund capital expenditures and debt service requirements.

Cash generated from operations increased to $4.6 million in the 1998 period compared to $908,000 during the 1997 period, due primarily to increased sales. Cash provided in the 1998 period was used to fund capital expenditures and reduce borrowings. The cash generated in the 1997 period was used to fund capital expenditures.

Net cash used by investing activities was $2.5 million in the 1998 period compared to $784,000 in the 1997 period. Expenditures in each year were primarily for plant and equipment and other assets in the normal course of business.

Net cash used by financing activities was $1.3 million in the 1998 period compared to net cash provided by financing activities of $80,000 in the 1997 period. In the 1998 period, cash generated from operations and proceeds from the revolving credit facility were used to fund senior note payments.

Year 2000

The Company recognizes that the year 2000 presents many challenges for information systems. The Company has established a cross-functional team to identify and address any internal hardware and software compliance issues. All critical applications are expected to be compliant prior to the end of calendar year 1999. The cost of updating systems is believed to be incrementally immaterial because the Company has been upgrading information systems technology since 1996 to support the Company's sales, manufacturing and administrative functions. In addition, the Company is communicating with customers, suppliers and others with whom it does business to determine Year 2000 compliance. However, there can be no assurance that the systems of other companies will be timely converted and will not have an adverse effect on the Company.

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



PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         At the 1998 annual meeting, the holders of the Company's Common Stock, par value $.02 per share, approved an amendment to the Company's Certificate of Incorporation to require unanimous written consent for action taken without a meeting of stockholders. A Certificate of Amendment was filed on May 26, 1998.



Item 4.  Submission of Matters to a Vote of Security Holders

(a) The annual meeting of the Company's stockholders was held on April 30, 1998, adjourned to and completed on May 20. 1998. The record date for the Company's annual meeting occurred prior to the two-for-one stock split, distributed in the form of a stock dividend, and accordingly the votes reported below do not reflect this stock split.

(c)(i) The stockholders of the Company elected two directors for three-year terms expiring at the Annual Meeting of Stockholders to be held in 2001. The elections were approved by the following vote:

                                         For         Withheld
         Edward J. Mack               2,704,031        288,170
         Thomas L. Millner            2,704,258        287,943

   (ii) The stockholders approved the proposal to amend the Company's Certificate of Incorporation to require unanimous written consent for stockholder action taken without a meeting. The proposal received the following vote:

                     FOR                            1,823,345

                     AGAINST                          995,764

                     ABSTAIN                           18,988

                     BROKER NON-VOTES                 211,985

   (iii) The stockholders did not approve the proposal to amend the Company's Certificate of Incorporation to increase the percentage of shares of common stock required to approve mergers and certain other corporate transactions to two-thirds of the shares of common stock then outstanding. The proposal received the following vote:

                     FOR                            1,365,437

                     AGAINST                        1,456,205

                     ABSTAIN                           16,455

                     BROKER NON-VOTES                 211,985

   (iv) The stockholders approved the ratification of the selection of Coopers & Lybrand L.L.P. as the independent public accountants for the Company for the current fiscal year. The ratification was approved by the following vote:

                     FOR                            2,975,457

                     AGAINST                              888

                     ABSTAIN                           15,856


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit   2.    Certificate of Incorporation as amended.*

         Exhibit  11.    Schedule of Computation of Earnings Per Share.*

         Exhibit 27.1 Financial Data Schedule for the quarters ended June 27, 1998 and restated March 28, 1998.*

                  27.2 Restated financial data schedule for the quarters ended March 30, 1997, June 29, 1997, September 28, 1997 and December 31, 1997.*

                  27.3 Restated financial data schedule for the quarters ended March 31, 1996, June 30, 1996, September 29, 1996 and December 31, 1996.*

                  27.4 Restated financial data schedule for the year ended December 31, 1995.*

(b)      Reports on Form 8-K
         None.

* Filed herewith.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         STANLEY FURNITURE COMPANY, INC.


Date: July  14 , 1998                               By: /s/Douglas I. Payne
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