Form 10-Q
period 1998-09-26
STANLEY FURNITURE CO INC/
filed 1998-10-13
CIK 797465

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

        X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     -------

For the quarterly period ended September 26, 1998 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 7, 1998.


Class                                                            Number

Common Stock, par value $.02 per share                     7,175,579 Shares








                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         STANLEY FURNITURE COMPANY, INC.
                                 BALANCE SHEETS
                        (In thousands, except share data)
                                                                                    (Unaudited)
                                                                                      September      December
                                                                                       26,1998       31, 1997
ASSETS

Current assets:
    Cash.....................................................................        $    1,576    $       756
    Accounts receivable, less allowances of $2,384 and $1,895................            36,678         27,427
    Inventories:
       Finished goods........................................................            20,943         21,220
       Work-in-process.......................................................             7,401          6,997
       Raw materials.........................................................            16,852         17,513
                                                                                     ----------    -----------
                                                                                         45,196         45,730
    Prepaid expenses and other current assets................................             1,908          1,571
    Deferred income taxes....................................................             1,072            770
                                                                                     ----------    -----------
             Total current assets...........................................             86,430         76,254
Property, plant and equipment, net...........................................            51,579         51,714
Goodwill, less accumulated amortization of $3,276 and $3,024.................            10,164         10,416
Other assets.................................................................             4,497          4,841
                                                                                     ----------    -----------
                                                                                       $152,670       $143,225
                                                                                     ==========    ===========
LIABILITIES
Current liabilities:
     Current maturities of long-term debt....................................        $    5,136     $    5,086
     Accounts payable........................................................            18,801         18,164
     Accrued salaries, wages and benefits....................................            10,733          9,687
     Other accrued expenses..................................................             2,231          1,877
                                                                                     ----------    -----------
         Total current liabilities...........................................            36,901         34,814
Long-term debt, exclusive of current maturities..............................            41,405         47,491
Deferred income taxes........................................................            10,201         10,448
Other long-term liabilities..................................................             2,225          2,225
                                                                                     ----------    -----------
    Total liabilities........................................................            90,732         94,978
                                                                                     ----------    -----------

STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 10,000,000  shares authorized,
    7,175,579 and 6,865,518 shares issued and outstanding....................               142            137
Capital in excess of par value...............................................            40,568         37,439
Retained earnings ...........................................................            21,228         10,671
                                                                                    -----------     ----------
  Total stockholders' equity...............................................              61,938         48,247
                                                                                    -----------     ----------
                                                                                       $152,670       $143,225
                                                                                    ===========     ==========


                     The  accompanying   notes  are  an  integral
                        part of the financial statements.



                         STANLEY FURNITURE COMPANY, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)



                                                                     Three Months                  Nine Months
                                                                         Ended                        Ended
                                                                 September      September     September   September
                                                                26 ,  1998      28, 1997      26, 1998    28, 1997

Net sales...................................................       $63,832       $54,270       $183,386    $153,370

Cost of sales...............................................        48,449        40,982        138,585     115,133
                                                                 ---------      --------       --------    --------

        Gross profit........................................        15,383        13,288         44,801      38,237

Selling, general and administrative expenses................         8,209         7,501         24,310      21,828
                                                                 ---------      --------       --------    --------
       Operating income.....................................         7,174         5,787         20,491      16,409

Other expense, net..........................................           159            94            242         227
Interest expense............................................         1,035           992          3,221       2,493
                                                                 ---------      --------       --------    --------
    Income before income taxes..............................         5,980         4,701         17,028      13,689

Income taxes................................................         2,274         1,766          6,472       5,227
                                                                 ---------      --------       --------    --------
Net income..................................................      $  3,706       $ 2,935       $ 10,556    $  8,462
                                                                 =========      ========       ========    ========

Earnings per share:

  Basic.....................................................    $      .52      $    .38    $      1.51  $      .97
                                                                ==========      =========   ===========  ==========
  Diluted...................................................    $      .46      $    .34    $      1.32  $      .88
                                                                ==========      =========   ===========  ==========

Weighted average shares outstanding:

  Basic.....................................................         7,144         7,692          7,005       8,728
                                                                 =========      ========    ===========   =========
  Diluted...................................................         8,063         8,630          8,003       9,588
                                                                 =========      ========    ===========   =========




                     The accompanying notes are an integral
                        part of the financial statements.


                         STANLEY FURNITURE COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                         Nine Months Ended
                                                                                  September          September
                                                                                  26, 1998           28, 1997

Cash flows from operating activities:
Cash received from customers..................................................    $173,838           $146,302
Cash paid to suppliers and employees..........................................    (155,948)          (137,431)
Interest paid.................................................................      (3,545)            (2,880)
Income taxes paid, net........................................................      (5,530)            (6,461)
                                                                                ----------         ----------
  Net cash provided (used) by operating activities............................       8,815               (470)
                                                                                ----------         ----------

Cash flows from investing activities:
Capital expenditures..........................................................     (4,000)             (1,369)
Other, net...................................................................         (13)               (100)
                                                                                ----------         ----------
  Net cash used by investing activities.......................................     (4,013)             (1,469)
                                                                                ----------         ----------
Cash flows from financing activities:
Purchase and retirement of common stock.......................................                        (15,000)
(Repayment of) proceeds from revolving credit facility........................       (950)             10,197
Repayment of Senior Notes.....................................................     (5,086)               (725)
Proceeds from insurance policy loans..........................................        536                 480
Proceeds from exercised stock options.........................................      1,518                 160
                                                                                ----------         ----------
  Net cash used by financing activities.......................................     (3,982)             (4,888)
                                                                                ----------         ----------
Net increase (decrease) in cash...............................................         820             (6,827)
Cash at beginning of year.....................................................         756              8,126
                                                                                ----------         ----------
  Cash at end of period.......................................................  $    1,576         $    1,299
                                                                                ==========         ==========

Reconciliation  of  net  income  to  net  cash  provided
   (used)  by  operating activities:
   Net income.................................................................    $ 10,556         $    8,462
   Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization..........................................       4,315              4,070
       Other, net.............................................................         132                 76
       Changes in assets and liabilities:
         Accounts receivable..................................................      (9,251)            (7,212)
         Inventories..........................................................         534             (5,629)
         Prepaid expenses and other current assets............................        (483)              (873)
         Accounts payable.....................................................         637              1,685
         Accrued salaries, wages and benefits.................................       1,046                272
         Other accrued expenses...............................................       1,970               (605)
         Deferred income taxes................................................        (549)              (635)
         Other assets.........................................................         (92)               (81)
                                                                                ----------         ----------
   Net cash provided (used) by operating activities...........................  $    8,815         $     (470)
                                                                                ==========         ==========


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

 2.      Property, Plant and Equipment

                                                    (Unaudited)
                                                   September         December
                                                   26, 1998          31, 1997

         Land and buildings........................ $34,427           $33,941
         Machinery and equipment...................  50,497            48,180
         Office fixtures and equipment.............   1,803             1,836
         Construction in progress..................   1,643               588
                                                    -------           -------
             Property, plant and equipment, at cost. 88,370            84,545
         Less accumulated depreciation.............. 36,791            32,831
                                                    -------           -------
                                                    $51,579           $51,714
                                                    =======           =======

 3.      Long-Term Debt

                                                  (Unaudited)
                                                   September          December
                                                   26 , 1998           31,1997

         7.28% senior notes due March 15, 2004..    $25,714           $30,000
         7.57% senior note due June 30, 2005....      7,825             8,625
         7.43% senior notes due November 18, 2007.   10,000            10,000
         Revolving credit facility................    3,002             3,952
                                                    -------           -------
           Total...................................  46,541            52,577
         Less current maturities....................  5,136             5,086
                                                    -------           -------
                                                    $41,405           $47,491
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

On April 7, 1998, the Board of Directors approved a two-for-one stock split which was distributed in the form of a stock dividend on May 15, 1998 to stockholders of record on May 1, 1998. Accordingly, 3,478,462 shares were issued, and approximately $70,000 was transferred to common stock from capital in excess of par value, representing the aggregate par value ($.02 per share) of the shares issued. All related amounts have been retroactively adjusted to reflect the stock split.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

Net sales increased $9.6 million, or 17.6%, for the three month period ended September 26, 1998 from the comparable 1997 period. For the nine month period, net sales increased $30.0 million, or 19.6%, from the comparable 1997 period. The increase was due primarily to higher unit volume.

Gross profit margin for the third quarter of 1998 decreased to 24.1% from 24.5% in the year ago quarter. This decrease was due primarily to the phase out of upholstered products. In August 1998, the Company announced plans to phase out its upholstered product line and began implementing these plans during the third quarter of 1998. The Company expects to complete the phase out of these products in the fourth quarter of 1998.

Gross profit margin for the nine month period of 1998 decreased to 24.4% from 24.9% for the comparable 1997 periods. The decrease resulted primarily from higher raw material costs, principally lumber, partially offset by improved operating efficiencies.

Selling, general and administrative expenses for the three and nine month periods of 1998 as a percentage of net sales decreased to 12.9% and 13.3%, respectively, from 13.8% and 14.2% for the comparable 1997 periods. The lower percentages in 1998 were due principally to higher net sales. The majority of the increased expenditures in 1998 were selling expenses directly attributable to the sales increase.

As a result of the above, operating income for the three and nine month periods of 1998 increased to $7.2 million and $20.5 million, or 11.2% of net sales for both periods, from $5.8 million and $16.4 million, or 10.7% of net sales, for both the comparable 1997 periods.

Interest expense for the 1998 three and nine month periods increased primarily due to higher average debt levels resulting from the Company's June and November 1997 repurchases of its common stock.

The Company's effective income tax rate was 38% for both the 1998 nine month period and total year 1997.


Financial Condition, Liquidity and Capital Resources

At September 26, 1998, long-term debt including current maturities was $46.5 million. Debt service requirements are $8.1 million in 1999, $5.2 million in 2000, $6.7 million in 2001, and $6.8 million in 2002. As of September 26, 1998, approximately $21.0 million of additional borrowings were available under the Company's revolving credit facility. In October 1998, the Board of Directors authorized the use of $10.0 million to repurchase the Company's common stock.The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

Cash generated from operations increased to $8.8 million in the 1998 period compared to cash used by operations of $470,000 during the 1997 period, due primarily to increased sales. The cash used in the 1997 period funded payments to suppliers and employees.

Net cash used by investing activities was $4.0 million in the 1998 period compared to $1.5 million in the 1997 period. Expenditures in each year were primarily for plant and equipment and other assets in the normal course of business.

Net cash used by financing activities was $4.0 million in the 1998 compared to $4.9 million in the 1997 period. In the 1998 period, cash generated from operations and proceeds from the exercise of stock options were used to reduce borrowings and fund capital expenditures. In the 1997 period cash and borrowings under the revolving credit facility were used to finance the June 1997 stock repurchase.

Year 2000

In early 1998, the Company initiated a cross-functional team to identify and address internal hardware and software compliance issues arising from the many challenges posed by the year 2000 on information systems. Key financial information and operational systems, including equipment with embedded microprocessors, have been inventoried and assessed. Detailed plans are in place for system modifications or replacements, and a compliance plan for equipment with embedded technology is currently being developed and is expected to be completed by the end of 1998.

Since 1996, the Company has been upgrading information systems technology, with year 2000 compliant software, to support its sales, manufacturing and administrative functions. As a result, substantially all cost and upgrades have been incurred and completed to-date with the final compliance for both information and operational systems planned for implementation by mid-1999. The cost of system upgrades is estimated at less than $1.0 million, of which the majority has been incurred. The estimated cost to complete year 2000 compliance is less than $100,000. Testing of critical systems is ongoing and will be completed by the end of 1999.

In addition, the Company is communicating with key customers, suppliers, financial institutions and others with whom it does business to determine year 2000 compliance and is currently assessing the potential impact on operations if third parties are not successful in converting their systems in a timely manner. However, there can be no assurance that the systems of other companies will be timely converted and will not have an adverse effect on the Company.

The  Company   believes  it  is  taking   reasonable   steps  to  prevent  major
interruptions in its business, resulting from the year 2000 compliance issue. However, contingency plans are currently being developed to minimize the impact of any such interruptions, such as, backup procedures and identification of alternate suppliers.

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


PART II.  OTHER INFORMATION

Item 5.  Other Information

On October 13, 1998, the Company announced that its Board of Directors had authorized the use of up to $10 million to repurchase shares of the Company's common stock, par value $.02 per share (the "Common Stock"). These repurchases may be made from time to time in the open market or in privately negotiated transactions, at prevailing market prices that the Company deems appropriate. Based on the current market value of the Common Stock, the authorization would allow the Company to repurchase approximately 12% of the 7.2 million shares of Common Stock outstanding.

The SEC has adopted Rule 14a-4(c), effective June 29, 1998, which determines how proxies designated by public corporations may use discretionary voting authority on stockholder proposals made at annual meetings. The Company will have unrestricted use of discretionary voting authority if it does not receive prior written notice of an intent to submit a proposal at the meeting. For the Company's 1999 annual meeting of stockholders, this notice must be received by February 2, 1999.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit  11.      Schedule of Computation of Earnings Per Share.*

         Exhibit  27. 1    Financial Data Schedule for the quarter ended
                           September 26, 1998.*

(b)      Reports on Form 8-K
         A report on Form 8-K was filed on August 7, 1998 to announce the Company's plans to phase out its upholstered product line.

* Filed herewith.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         STANLEY FURNITURE COMPANY, INC.


Date: October 13, 1998                   By: /s/Douglas I. Payne
                                         Douglas I. Payne
                                         Sr. V.P. - Finance and Administration,
                                         Secretary and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)