Form 10-K
period 1998-12-31
STANLEY FURNITURE CO INC/
filed 1999-02-05
CIK 797465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                         Commission file number 0-14938

                         STANLEY FURNITURE COMPANY, INC.
             (Exact name of Registrant as specified in its Charter)

                               Delaware 54-1272589
                (State or other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification Number)

                  1641 Fairystone Park Highway, Stanleytown, VA
                 24168 (Address of principal executive offices,
                                Zip Code)

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

Aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price on January 21, 1999: $142 million

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of January 29, 1999:

Common Stock, par value $.02 per share                         7,069,715
    (Class of Common Stock)                                Number of Shares

Documents  incorporated  by  reference:   Portions  of  the  Registrant's  Proxy
Statement for its Annual Meeting of Stockholders scheduled for April 29, 1999 are incorporated by reference into Part III.

                                TABLE OF CONTENTS


Part I                                                                      Page


      Item 1   Business...............................................        3
      Item 2   Properties.............................................        6
      Item 3   Legal Proceedings......................................        6
      Item 4   Submission of Matters to a Vote of Security Holders....        6



Part II


      Item 5   Market for Registrant's Common Equity and Related Stockholder
               Matters................................................        8
      Item 6   Selected Financial Data................................        9
      Item 7   Management's Discussion and Analysis of Financial Condition and
               Results of Operations..................................       10
      Item 8   Financial Statements and Supplementary Data............       13
      Item 9   Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure...................................       13



Part III


      Items 10 through 13.............................................       13



Part IV


      Item 14  Exhibits, Financial Statement Schedule and Reports
               on Form 8-K............................................       13

      Signatures  ....................................................       17

      Index to Financial Statements and Schedule......................      F-1

                         Stanley Furniture Company, Inc.

                                     PART I

Item 1.     Business

General

      The Company is a leading designer and manufacturer of residential wood furniture exclusively targeted at the upper-medium price range. The Company offers diversified product lines across all major style and product categories within this price range. Its product depth and extensive style selections make the Company a complete wood furniture resource for retailers in its price range and allow the Company to respond more quickly to shifting consumer preferences. The Company has established a broad distribution network that includes independent furniture stores, department stores, and national and regional furniture chains. To produce its products and support its broad distribution network, the Company has developed efficient and flexible manufacturing processes that it believes are unique in the furniture industry. The Company emphasizes continuous improvement in its manufacturing processes to enable it to continue providing competitive advantages to its customers, such as quick delivery, reduced inventory investment, high quality, and value.

Products and Styles

      The Company's product lines cover all major design categories, and include bedroom, dining room, youth bedroom (Young AmericaTM), living room tables, entertainment centers and home office. The Company believes that the diversity of its product lines enables it to anticipate and respond quickly to changing consumer preferences and provides retailers a complete wood furniture resource in the upper-medium price range. The Company intends to continue expanding its product styles with particular emphasis on home office and youth bedroom. The Company believes that its products represent good value and that the quality and style of its furniture compare favorably with more premium-priced products.

      The Company provides products in a variety of woods, veneers, and finishes. The number of styles by product line currently marketed by the Company is set forth in the following table:

                                Number of Styles
                                ----------------

       Bedroom..........................................................     26
       Dining room......................................................     19
       Youth bedroom (Young America(TM))................................     19
       Occasional:
           Living room tables...........................................     16
           Entertainment centers........................................     10
           Home office..................................................      6

     These product lines cover all major design categories including European traditional, contemporary/transitional, American traditional, and country/casual designs.

     The Company phased out of its upholstered product line during 1998, which represented approximately two percent of sales in 1998.

     The Company designs and develops new product styles each year to replace discontinued items or styles and, if desired, to expand product lines. The Company's product design process begins with marketing personnel identifying customer needs and conceptualizing product ideas, which generally consist of a group of related furniture pieces. A variety of sketches are produced, usually by Company designers, from which prototype furniture pieces are built. The Company's engineering department then prepares the prototype for actual full-scale production. The Company consults with its marketing personnel, sales representatives, and selected customers throughout this process and introduces its new product styles at the fall and spring international furniture markets.

Distribution

     The Company has developed a broad domestic and international customer base and sells its furniture through approximately 70 independent sales representatives to independent furniture retailers and national and regional chain stores. Representative customers include Sears Homelife, J.C. Penney, Rhodes, Rooms To Go, Baer's, Breuners Home Furnishings, Robb & Stucky, Nebraska Furniture Mart, Furnitureland South, Jordan's and Wickes. The Company believes this broad network reduces its exposure to regional recessions, and allows it to capitalize on emerging channels of distribution. The Company offers tailored marketing programs to address each channel of distribution.

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

     The   Company  has  sold  to  over  3,500   customers   during  1998,  and
approximately 6% of the Company's sales in 1998 were to international customers. No single customer accounted for more than ten percent of the Company's sales in 1998. No material part of the Company's business is dependent upon a single customer, the loss of which would have a material effect on the business of the Company. The loss of several of the Company's major customers could have a material impact on the business of the Company.

Manufacturing

     The  Company's   manufacturing   operations  complement  its  product  and
distribution strategy by emphasizing continuous improvement in quality and customer responsiveness while reducing costs. The Company's manufacturing processes produce smaller, more frequent and cost-effective runs. The Company focuses on identifying and eliminating manufacturing bottlenecks and waste, employing statistical process control and, in turn, adjusting manufacturing schedules on a daily basis, using cellular manufacturing in the production of components, and improving its relationships with suppliers by establishing primary supplier relationships. In addition, a key element of the Company's manufacturing processes is to involve all Company personnel, from hourly associates to management, in the improvement of the manufacturing processes by encouraging and responding to ideas to improve quality and to reduce manufacturing lead times.

     The Company operates manufacturing facilities in North Carolina and Virginia consisting of an aggregate of more than three million square feet. The Company considers its present equipment to be generally modern, adequate and well maintained.

     The Company schedules production of its various styles based upon actual and anticipated orders. The Company's manufacturing processes enable it to fill orders through manufacturing rather than inventory. As a result, the Company shipped customer orders within 22 days on average during 1998 with average finished goods inventory turns of 7.8. Since the Company ships customer orders on average in about three weeks, management believes that the size of its backlog is not necessarily indicative of its long-term operations. The Company's backlog of unshipped orders was $36.6 million at December 31, 1998 and $34.9 million at December 31, 1997.



Raw Materials

     The principal materials used by the Company in manufacturing its products include lumber, veneers, plywood, particle board, hardware, glue, finishing materials, glass products, laminates, fabrics and metals. The Company uses a variety of species of lumber, including cherry, oak, ash, poplar, pine, maple, and mahogany. The Company's five largest suppliers accounted for approximately 17% of its purchases in 1998. The Company believes that its sources of supply for these materials are adequate and that it is not dependent on any one supplier.

Competition

     The Company is the fifteenth largest furniture manufacturer in North America based on 1997 sales, according to Furniture/Today, a trade publication. The furniture industry is highly competitive and includes a large number of foreign and domestic manufacturers, none of which dominates the market. The markets in which the Company competes include a large number of relatively small manufacturers; however, certain competitors of the Company have substantially greater sales volumes and financial resources than the Company. Competitive factors in the upper-medium price range include style, price, quality, delivery, design, service, and durability. The Company believes that its manufacturing processes, its long-standing customer relationships and customer responsiveness, its consistent support of existing diverse product lines that are high quality and good value, and its experienced management are competitive advantages.

Associates

     At December 31, 1998, the Company employed approximately 2,875 associates. None of the Company's associates is represented by a labor union. The Company considers its relations with its associates to be good.

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

     Regulations issued in December 1995 under the Clean Air Act Amendments of 1990 as part of the National Emission Standards for Hazardous Air Pollutants program and negotiated into the Furniture Maximum Achievable Control Technology Standard, require the Company to reformulate certain furniture finishes and institute process and administrative changes to reduce emissions of hazardous air pollutants. The Company believes it is in compliance with these regulations by its use of compliant coatings and by training its associates in work practice standards. The Company cannot at this time estimate the future impact of these standards on the Company's operations and capital expenditure requirements.

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

Item 2.    Properties

     Set forth below is certain information with respect to the Company's principal properties. The Company believes that all these properties are well maintained and in good condition. The Company believes its manufacturing facilities are being efficiently utilized and each facility is focused on specific product lines to optimize efficiency. The Company estimates that its facilities are presently operating near capacity, principally on a one-shift basis. All Company plants are equipped with automatic sprinkler systems and modern fire protection equipment, which management believes are adequate. All facilities set forth below are active and operational.

                                           Approximate        Owned
                                          Facility Size         or
Location               Primary Use        (Square Feet)       Leased

Stanleytown, VA        Manufacturing         1,660,000        Owned
                       and Corporate
                       Headquarters             61,000        Owned
West End, NC           Manufacturing           470,000        Owned(1)
Lexington, NC          Manufacturing           635,000        Owned
Robbinsville, NC       Manufacturing           540,000        Owned
High Point, NC         Showroom                 80,000        Leased(2)
------------------------------------
(1) This plant leases its lumber  yard;  lease  expires May 31, 2007.  (2) Lease expires October 31, 1999. Approximately 17,500 square feet is subleased.

Item 3.    Legal Proceedings

     None.

Item 4.    Submission of Matters to a Vote of Security Holders

     None.












Executive Officers of the Registrant

     The Company's executive officers and their ages as of January 1, 1999 are as follows:


Name                                     Age       Position

Albert L. Prillaman..............        53        Chairman, President and Chief
                                                     Executive Officer
John W. Johnson..................        54        Senior Vice President -
                                                     Manufacturing
Douglas I. Payne  ...............        40        Senior Vice President -
                                                     Finance and Administration,
                                                     Treasurer and Secretary
William A. Sibbick...............        42        Senior Vice President -
                                                     Sales
Kelly S. Cain  ..................        44        Senior Vice President -
                                                     Product Development
                                                     and Merchandising
Robert A. Sitler, Jr.............        38        Vice President - Human
                                                     Resources

      Albert L. Prillaman has been President and Chief Executive Officer of the Company since December 1985 and Chairman of the Board of Directors since September 1988. Prior thereto, Mr. Prillaman served as a Vice President of the Company and President of the Stanley Furniture division of the Company's predecessor since 1983, and in various executive and other capacities with the Stanley Furniture division of the predecessors of the Company since 1969. Mr. Prillaman is a director of Main Street BankGroup Incorporated.

      John W. Johnson was elected Senior Vice President-Manufacturing in December 1998. He was Vice President of Manufacturing from November 1984 until December 1998. Prior to that time, Mr. Johnson held various management positions related to manufacturing since his employment by the Company in 1966.

      Douglas I. Payne has been Senior Vice President-Finance and Administration since December 1996. He was Vice President of Finance and Treasurer of the Company from September 1993 to December 1996. He was Vice President-Treasurer of the Company from December 1989 to September 1993. Prior to that time, Mr. Payne held various financial management positions since his employment by the Company in 1983. Mr. Payne has been Secretary of the Company since 1988.

      William A. Sibbick has been Senior Vice President-Sales since December 1997. He was Vice President-Product Development and Merchandising-Dining Room and Occasional from December 1996 to December 1997. He was Vice President Product Development and Merchandising from April 1995 until December 1996. He was Vice President - Product Development from June 1993 until April 1995. He was Vice President-Senior Product Manager of the Stanley Furniture division from January 1992 until June 1993. Prior to that time, Mr. Sibbick was Vice President-Product Manager since his employment by the Company in 1989.

      Kelly S. Cain has been Senior Vice President-Product Development and Merchandising since December 1997. He was Vice President-Product Development and Merchandising for bedroom product lines from December 1996 to December 1997. Prior to that time, Mr. Cain held various management positions in sales and marketing since his employment by the Company in 1985.

      Robert A. Sitler, Jr. was elected Vice President-Human Resources in December 1998. Prior thereto, he held various management positions in manufacturing and credit since his employment by the Company in March 1985.

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's common stock is quoted on The Nasdaq Stock Market ("Nasdaq") under the symbol STLY. The table below sets forth the high and low sales prices per share, for the periods indicated, as reported by Nasdaq, adjusted to reflect a two-for-one stock split, distributed in the form of a stock dividend on May 15, 1998.

                                                     High              Low
1998

First Quarter....................                   $20.13           $13.50
Second Quarter...................                    27.50            17.88
Third Quarter....................                    27.50            16.50
Fourth Quarter...................                    19.75            10.38

1997

First Quarter....................                   $13.00          $  9.13
Second Quarter...................                    11.75             8.50
Third Quarter....................                    14.88            11.38
Fourth Quarter...................                    14.50            11.38

As of January 13, 1999, there were approximately 2,200 beneficial stockholders. To-date, the Company has retained all earnings to finance the growth and development of its business. However, the Company will continue to evaluate its dividend policy, and any future payments will depend upon the financial condition, capital requirements, and earnings of the Company, as well as other factors that the Board of Directors may deem relevant. The Company's ability to pay dividends is restricted under certain loan coventants. See Note 3 of the Notes to Financial Statements.

Item 6.     Selected Financial Data

                                                                   Years Ended December 31,
                                                 1998          1997           1996          1995          1994
                                                         (in thousands, except per share data)
Income Statement Data:
Net sales..................................      $247,371      $211,905      $201,905      $174,179      $184,342
Cost of sales..............................       186,931       159,453       153,332       137,621       148,453
                                              -----------   -----------   -----------   -----------   -----------
  Gross profit.............................        60,440        52,452        48,573        36,558        35,889
Selling, general and admin-
  istrative expenses.......................        32,496        29,949        30,403        26,454        26,483
Unusual items, net (1).....................                                                    (136)
                                              -----------   -----------   -----------   -----------   -----------
  Operating income.........................        27,944        22,503        18,170        10,240         9,406
Other expense, net ........................           411           276           616           433           444
Gain on insurance settlement(2) ...........                                                                (2,379)
Interest expense...........................         4,164         3,538         3,344         3,534         2,969
                                              -----------   -----------   -----------   -----------   -----------
  Income from continuing
    operations before income
    taxes..................................        23,369        18,689        14,210         6,273         8,372
Income taxes...............................         8,886         7,102         5,470         2,384         3,256
                                              -----------   -----------   -----------   -----------   -----------
  Income from continuing
    operations.............................   $    14,483   $    11,587   $     8,740   $     3,889   $     5,116
                                              ===========   ===========   ===========   ===========   ===========

Basic Earnings Per Share:(3)
Income from continuing
   operations..............................   $      2.07   $      1.38   $       .92   $       .41   $       .54
                                              ===========   ===========   ===========   ===========   ===========
Weighted average shares(4).................         7,008         8,394         9,444         9,454         9,450
                                              ===========   ===========   ===========   ===========   ===========

Diluted Earnings Per Share:(3)
Income from continuing
   operations(2)...........................   $      1.82   $      1.25   $       .88   $       .41   $       .54
                                              ===========   ===========   ===========   ===========   ===========
Weighted average shares(4).................         7,963         9,278         9,890         9,454         9,488
                                              ===========   ===========   ===========   ===========   ===========


Balance Sheet Data:
Cash.......................................    $    6,791   $       756    $    8,126   $       298   $       301
Inventories................................        46,514        45,730        40,239        40,167        39,905
Working capital............................        44,408        41,440        46,225        42,422        42,912
Total assets...............................       154,374       143,225       141,510       134,551       124,519
Long-term debt including
  current maturities (4) ..................        43,539        52,577        39,350        41,067        33,395
Stockholders' equity (4)(5)................        62,368        48,247        61,617        54,739        50,830


(1) In 1995, the Company recognized a pretax credit of $1.1 million after it was released from a lease obligation at a previously closed manufacturing facility. Also included is a pretax charge for a severance accrual.

(2) In 1994, the Company recorded a pretax gain of $2.4 million as part of the final insurance settlement due to a fire in 1993. Income from continuing operations before the insurance related gain was $3.7 million, or $.39 per diluted share.

(3) Amounts have been retroactively adjusted to reflect the two-for-one stock split, distributed in the form of a stock dividend, on May 15, 1998.

(4) In 1998, the Company purchased 315,000 shares of its common stock for a total consideration of $5.6 million and issued 103,400 shares to the Stanley Retirement Plan. In 1997, the Company purchased 2,326,402 shares of its common stock for a total consideration of $25.3 million. See Note 5 of the Notes to Financial Statements.

(5) No dividends have been paid on the Company's common stock during any of the years presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Selected Financial Data and the Financial Statements and Notes thereto contained elsewhere herein.

Results of Operations

      The following table sets forth the percentage relationship to net sales of certain items included in the Statements of Income:

                                                    For the Years Ended
                                                        December 31,
                                              1998          1997          1996
                                             -----         -----         -----

Net sales.........................           100.0%        100.0%        100.0%
Cost of sales.....................            75.6          75.3          75.9
                                             -----         -----         -----
  Gross profit........ ...........            24.4          24.7          24.1
Selling, general and administrative
  expenses........................            13.1          14.1          15.1
                                             -----         -----         -----
     Operating income.............            11.3          10.6           9.0
Other expenses, net...............              .1            .1            .3
Interest expense..................             1.7           1.6           1.7
                                            ------        ------        ------
  Income from continuing operations
    before income taxes...........             9.5           8.9           7.0
Income taxes......................             3.6           3.4           2.7
                                            ------        ------        ------
  Income from continuing operations            5.9%          5.5%          4.3%
                                            ======        ======        ======

1998 Compared to 1997

   Net sales increased $35.5 million, or 16.7%, for 1998 compared to 1997. The increase was due primarily to higher unit volume.

  Gross profit margin for 1998 decreased to 24.4% from 24.7% for 1997. The decrease resulted primarily from higher raw material costs, principally lumber, partially offset by improved operating efficiencies.

  Selling, general and administrative expenses as a percentage of net sales were 13.1% and 14.1% for 1998 and 1997, respectively. The lower percentage in 1998 was due principally to higher net sales. The majority of the increased expenditures in 1998 were selling expenses directly attributable to the sales increase.

  During the second half of 1998, the Company phased out of its upholstery operations. Upholstered products accounted for less than 3.0% of net sales and resulted in a pretax operating loss of approximately $1 million in each of the past three years.

  As a result of the above, operating income increased to $27.9 million, or 11.3% of net sales, from $22.5 million, or 10.6% of net sales, in 1997.

  Interest expense for 1998 increased due to higher average debt levels resulting from the Company's repurchases of its common stock in 1997 and 1998.

  The Company's effective income tax rate was 38% for both 1998 and 1997. 1997 Compared to 1996

  Net sales increased $10.0 million, or 5.0%, for 1997 compared to 1996. The increase was due primarily to higher average selling prices and to a lesser extent higher unit volume.

  Gross profit margin for 1997 increased to 24.7% from 24.1% for 1996. The higher gross profit margin in 1997 was due primarily to lower raw material costs as a percentage of net sales and improved operating efficiencies. However, gross profit margin declined from 25.2% for the first half of 1997 to 24.4% for the second half of 1997, due primarily to increased lumber cost.

  Selling, general and administrative expenses as a percentage of net sales were 14.1% and 15.1% for 1997 and 1996, respectively. These expenses were lower in 1997 due primarily to lower selling expenses and a reduced provision for bad debts.

  As a result of the above, operating income for 1997 increased to $22.5 million, or 10.6% of net sales, from $18.2 million, or 9.0% of net sales, in 1996.

  Interest expense for 1997 increased due to higher debt levels resulting from the Company's June and November 1997 repurchases of its common stock. Including the December 1996 purchase of 300,000 shares, the Company acquired a total of 2,626,402 shares of its common stock for a total consideration of $27.6 million.

  The Company's effective income tax rate was 38.0% and 38.5% for 1997 and 1996, respectively.




Financial Condition, Liquidity and Capital Resources

      The Company generated cash from operations of $25.0 million in 1998 compared to $8.3 million in 1997. The increase was due primarily to increased sales and to a lesser extent, lower tax payments. The Company generated cash from operations of $15.3 million in 1996. The decrease in cash generated from operations in 1997 compared to 1996 was due primarily to higher payments to suppliers and employees, due to increased production, and higher tax payments. The Company used the cash generated from operations in 1998, 1997 and 1996 to fund capital expenditures, reduce borrowings and repurchase its common stock.

      Net cash used by investing activities was $6.5 million in 1998 compared to $4.2 million and $4.0 million in 1997 and 1996, respectively. Expenditures were primarily for plant and equipment and other assets in the normal course of business. Capital expenditures in 1999 are anticipated to be approximately $14 million. Approximately $10 million of capital spending in 1999 will be used to expand existing facilities to add approximately $30-$35 million of increased sales capacity on an annualized basis.

      Net cash used by financing activities was $12.5 million, $11.5 million and $3.5 million in 1998, 1997 and 1996, respectively. In 1998 and 1996, the purchase of common stock and the reduction in borrowings were financed by cash generated from operations. In 1997, the purchase of common stock was financed by the private placement of debt, the revolving credit facility and cash generated from operations. Also, in 1998 and 1997, the Company received proceeds from the exercise of stock options.

      In October 1998, the Company's Board of Directors authorized the use of up to $10.0 million to repurchase shares of its common stock. Consequently, the Company may, from time to time, either directly or through agents, repurchase its common stock in the open market through negotiated purchases or otherwise, at prices and on terms satisfactory to the Company. The Company utilized $5.6 million of the authorized $10.0 million to purchase a total of 315,000 shares during 1998. Depending on market prices and other conditions relevant to the Company, such purchases may be discontinued at any time.

      In November 1997, the Company issued $10.0 million of 7.43% senior notes due 2007 in a private placement of debt. The proceeds were used to purchase 826,402 shares of its common stock from the ML-Lee Acquisition Fund, L.P. and certain of its affiliates.

      At December 31, 1998, long-term debt including current maturities was $43.5 million. Approximately $24.0 million of additional borrowing capacity was available under a revolving credit facility. Also, the Company had cash on hand of $6.8 million. Annual debt service requirements are $5.1 million in 1999, $5.2 million in 2000, $6.7 million in 2001, $6.8 million in 2002, and $6.9 million in 2003. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

Year 2000

      In early 1998, the Company initiated a cross-functional team to identify and address internal hardware, software and equipment compliance issues arising from the many challenges posed by the Year 2000. Key financial information and operational systems, including equipment with embedded microprocessors, have been inventoried and assessed. Detailed plans are in place for system modifications or replacements, and a compliance plan for equipment with embedded technology has been developed and is currently being implemented.

      Since  1996,  the  Company  has been  upgrading  its  information  systems
technology,   with  Year  2000  compliant   software,   to  support  its  sales,
manufacturing and administrative functions. The cost of information and operational systems upgrades is estimated at less than $1.0 million. Computers and peripheral devices are approximately seventy-five percent compliant at this point. Final compliance and testing for both information and operational systems is scheduled for completion by mid-1999. The estimated cost to complete Year 2000 compliance is less than $100,000.

      In addition, the Company is communicating with key customers, suppliers, financial institutions and others with whom it does business to determine Year 2000 compliance and is currently assessing the potential impact on operations if third parties are not successful in converting their systems in a timely manner.

      The Company believes it is taking reasonable steps to prevent major interruptions in its business, resulting from the Year 2000 compliance issue. However, if the Company or its key suppliers do not complete enhancements in a timely manner or if their remedial efforts are not successful, the Year 2000 compliance issue may have a material adverse impact on the operations of the Company. Contingency plans are currently being developed to minimize the impact of any such interruptions, such as, backup procedures, identification of alternate suppliers and/or increasing inventory safety stocks, and such plans are expected to be in place by the end of 1999.

Item 8. Financial Statements and Supplementary Data

      The financial statements and schedule listed in Items 14(a)(1) and (a)(2) hereof are incorporated herein by reference and are filed as part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

      In accordance with general instruction G(3) of Form 10-K, the information called for by Items 10, 11, 12, and 13 of Part III is incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled for April 29, 1999, except for information concerning the executive officers of the Registrant which is included in Part I of this report under the caption "Executive Officers of the Registrant."


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)   Documents filed as a part of this Report:

(1) The following financial statements are included in this report on Form 10-K:

      Report of Independent Accountants

      Balance Sheets as of December 31, 1998 and 1997

      Statements of Income for each of the three years in the period ended
       December 31, 1998

      Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 1998

      Statements of Cash Flows for each of the three years in the period ended
       December 31, 1998

      Notes to Financial Statements

(2)   Financial Statement Schedule:

      Schedule II - Valuation of Qualifying Accounts for each of the three years in the period ended December 31, 1998

(b) The following reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report:

      None.

(c)   Exhibits:

 3.1     The Restated Certificate of Incorporation of the Registrant.(1)

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

 4.1 The Certificate of Incorporation and By-laws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1 through 3.4 hereto).

 4.2 Note Agreement dated February 15, 1994 between the Registrant and the Prudential Insurance Company of America. (Incorporated by reference to
         Exhibit 4.6 to the Registrant's Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1993).

 4.3 Letter Amendment, dated October 14, 1996, to Note Agreements, dated February 15, 1994 and June 29, 1995, between the Registrant and The Prudential Insurance Company of America (incorporated by reference to
         Exhibit 4.1 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended September 29, 1996).

 4.4 Letter Amendment, dated June 16, 1997, to Note Agreements, dated February 15, 1994 and June 29, 1995, between the Registrant and The Prudential Insurance Company of America (incorporated by reference to
         Exhibit 4.1 to the Registrant's Statement on Form 8-K (Commission File No. 0-14938) filed July 9, 1997).

 4.5 Note Purchase and Private Shelf Agreement, dated as of June 29, 1995, among the Company, The Prudential Insurance Company of America and the affiliates of Prudential who become Purchasers as defined therein (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K (Commission File No. 0-14938) filed December 2, 1997).

      Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments evidencing long term debt less than 10% of the Registrant's total assets have been omitted and will be furnished to the Securities and Exchange Commission upon request.


10.1 Employment Agreement made as of January 1, 1991 between Albert L. Prillaman and the Company (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1991).(2)

10.2 Lease dated February 23, 1987 between Stanley Interiors Corporation and Southern Furniture Exposition Building, Inc. d/b/a Southern Furniture Market Center (incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1987).

10.3 Lease dated June 30, 1987 between A. Allan McDonald, Virginia Cary McDonald, C. R. McDonald, Dorothy V. McDonald, and Lillian S. McDonald, as lessor, and Stanley Interiors Corporation, as lessee (incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1987).

10.4 The Stanley Retirement Plan, as restated effective January 1, 1989, adopted April 20, 1995 (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1995).(2)

10.5 Amendment No. 1, The Stanley Retirement Plan, effective December 31, 1995, adopted December 15, 1995 (incorporated by reference to Exhibit
         10.5 to the Registrant's Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1995).(2)

10.6 Supplemental Retirement Plan of Stanley Furniture Company, Inc., as restated effective January 1, 1993.(incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1993).(2)

10.7 First Amendment to Supplemental Retirement Plan of Stanley Furniture Company, Inc., effective December 31, 1995, adopted December 15, 1995 (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K (Commission File No. 0-14938) for the year ended December 31,
         1995).(2)

10.8 Stanley Interiors Corporation Deferred Compensation Capital Enhancement Plan, effective January 1, 1986, as amended and restated effective August 1, 1987 (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1(Commission File No. 0-14938), No. 33-7300).(2)

10.9 Split Dollar Insurance Agreement dated as of March 21, 1991 between Albert L. Prillaman and the Registrant (incorporated by reference to Exhibit 10.43 to the Registrant's Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1991).(2)

10.10 Second Amended and Restated Revolving Credit Facility and Term Loan Agreement dated February 15, 1994 (the "Second Amended and Restated Credit Facility") between the Registrant, National Canada Finance
         Corp., and the National Bank of Canada (incorporated by reference to Exhibit 10.17 to Registrant's Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1994).

10.11 First Amendment to Second Amended and Restated Credit Facility dated as of August 21, 1995 (incorporated by reference to Exhibit 10.14 to Registrant's Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1995).

10.12 1992 Stock Option Plan (incorporated by reference to Registrant's Registration Statement on Form S-8 No.33-58396).(2)

10.13 1994 Stock Option Plan. (incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1994).(2)

10.14 1994 Executive Loan Plan. (incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K (Commission File No.0-14938) for the year ended December 31, 1994).(2)

10.15 Employment agreement dated as of June 1, 1996, between Douglas I. Payne and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended June 30, 1996).(2)

10.16 Amendment No. 1, dated as of October 1, 1996, to the Employment Agreement, dated as of January 1, 1991, between the Registrant and Albert L. Prillaman (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended September 29, 1996).

10.17 Assignment and Transfer Agreement, dated as of October 8, 1996, between National Canada Finance Corp. and National Bank of Canada relating to the Second Amended and Restated Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended September 29, 1996).

10.18 Second Amendment, dated as of October 14, 1996, to the Second Amended and Restated Revolving Credit Facility (incorporated by reference to
         Exhibit 10.2 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended September 29, 1996).

10.19 Stock Purchase Agreement, dated as of June 27, 1997 among the Registrant and the Selling Stockholders named therein (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K (Commission File No. 0-14938) filed July 9, 1997).

10.20 Stock Purchase Agreement, dated as of November 11, 1997 among the Registrant and the Selling Stockholders named therein (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K (Commission File No. 0-14938) filed December 2, 1997).

10.21 Third Amendment, dated as of June 24, 1997, to the Second Amended and Restated Revolving Credit Facility and Term Loan Agreement dated February 15, 1994 between the Registrant, National Canada Finance Corp., and the National Bank of Canada (incorporated by reference to Exhibit 99.4 to the Registrant's Form 8-K (Commission File No. 0-14938) filed July 9, 1997).

10.22 Fourth Amendment, dated February 24, 1998, to the Second Amended and Restated Revolving Credit Facility and Term Loan Agreement dated February 15, 1994 between the Registrant, National Canada Finance Corp., and the National Bank of Canada (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended March 28, 1998.

21       Listing of Subsidiaries:

         Charter Stanley Foreign Sales Corporation, a United States Virgin
          Islands Corporation.

23       Consent of PricewaterhouseCoopers LLP(1)

27       Financial Data Schedule.(1)

------------------------------------
(1)      Filed herewith
(2)      Management contract or compensatory plan

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 STANLEY FURNITURE COMPANY, INC.

February 5, 1999                                 By:   /s/Albert L. Prillaman
                                                       Albert L. Prillaman
                                                       Chairman, President, and
                                                       Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                      Title                            Date

/s/Albert L. Prillaman      Chairman, President, and Chief      February 5, 1999
(Albert L. Prillaman)        Executive Officer, and Director
                             (Principal Executive Officer)

/s/Douglas I. Payne         Senior Vice President - Finance     February 5, 1999
(Douglas I. Payne)           and Administration, Treasurer
                             and Secretary (Principal
                             Financial and Accounting Officer)

/s/David V. Harkins         Director                            February 5, 1999
(David V. Harkins)

/s/Edward J. Mack           Director                            February 5, 1999
(Edward J. Mack)

/s/Thomas L. Millner        Director                            February 5, 1999
(Thomas L. Millner)

/s/T. Scott McIlhenny, Jr.  Director                            February 5, 1999
(T.Scott McIlhenny, Jr.)

                         STANLEY FURNITURE COMPANY, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


Financial Statements                                                        Page


Report of Independent Accountants....................................        F-2

Balance Sheets as of December 31, 1998 and 1997......................        F-3

Statements of Income for each of the three years in the period
  ended December 31, 1998............................................        F-4

Statements of Changes in Stockholders' Equity for each of the
  three years in the period ended December 31, 1998..................        F-5

Statements of Cash Flows for each of the three years in the period
  ended December 31, 1998............................................        F-6

Notes to Financial Statements........................................        F-7


Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts for each of the
  three years in the period ended December 31, 1998..................        S-1

                        Report of Independent Accountants



To The Board of Directors and Stockholders of
Stanley Furniture Company, Inc.

In our opinion, the accompanying balance sheets and the related statements of income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Stanley Furniture Company, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed on page F-1 of Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                                  PricewaterhouseCoopers LLP



Richmond, Virginia
January  22, 1999



                         STANLEY FURNITURE COMPANY, INC.
                                 BALANCE SHEETS
                        (in thousands, except share data)
                                                                                              December 31,
                                                                                       1998              1997
                                                                                    -----------       -----------
ASSETS
Current assets:
  Cash .........................................................................     $    6,791       $       756
  Accounts receivable, less allowances of $1,906 and $1,895.....................         29,141            27,427
  Inventories:
    Finished goods..............................................................         22,853            21,220
    Work-in-process.............................................................          7,495             6,997
    Raw materials...............................................................         16,166            17,513
                                                                                    -----------       -----------
      Total inventories.........................................................         46,514            45,730

  Prepaid expenses and other current assets.....................................            903             1,571
  Deferred income taxes.........................................................          1,980               770
                                                                                    -----------       -----------
   Total current assets.........................................................         85,329            76,254

Property, plant and equipment, net..............................................         52,474            51,714
Goodwill, less accumulated amortization of $3,360 and $3,024....................         10,080            10,416
Other assets....................................................................          6,491             4,841
                                                                                    -----------       -----------
    Total assets................................................................     $  154,374       $   143,225
                                                                                    ===========       ===========

LIABILITIES
Current liabilities:
  Current maturities of long-term debt..........................................     $    5,136       $     5,086
  Accounts payable..............................................................         21,837            18,164
  Accrued salaries, wages and benefits..........................................         11,939             9,687
  Other accrued expenses........................................................          2,009             1,877
                                                                                    -----------       -----------
    Total current liabilities...................................................         40,921            34,814

Long-term debt, exclusive of current maturities.................................         38,403            47,491
Deferred income taxes...........................................................         10,694            10,448
Other long-term liabilities.....................................................          1,988             2,225
                                                                                    -----------       -----------
  Total liabilities.............................................................         92,006            94,978
                                                                                    -----------       -----------

STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 10,000,000 shares authorized,
   7,069,715 and 6,865,518 shares issued and outstanding........................            141               137
Capital in excess of par value..................................................         37,073            37,439
Retained earnings...............................................................         25,154            10,671
                                                                                    -----------       -----------
  Total stockholders' equity....................................................         62,368            48,247
                                                                                    -----------       -----------
     Total liabilities and stockholders' equity.................................     $  154,374       $   143,225
                                                                                    ===========       ===========


                   The accompanying notes are an integral part
                          of the financial statements.



                         STANLEY FURNITURE COMPANY, INC.
                              STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                 For the Years Ended
                                                     December 31,
                                    --------------------------------------------
                                       1998             1997              1996
                                    ---------        ---------         ---------


Net sales.....................      $247,371         $211,905          $201,905

Cost of sales.................       186,931          159,453           153,332
                                   ---------        ---------         ---------

  Gross profit.................       60,440           52,452            48,573

Selling, general and
 administrative expenses.......       32,496           29,949            30,403
                                  ----------       ----------        ----------

  Operating income.............       27,944           22,503            18,170

Other expense, net.............          411              276               616
Interest expense...............        4,164            3,538             3,344
                                  ----------       ----------        ----------

  Income from continuing operations
    before income taxes........       23,369           18,689            14,210

Income taxes...................        8,886            7,102             5,470
                                  ----------       ----------        ----------

Income from continuing
 operations....................       14,483           11,587             8,740

Gain from discontinued
 operations, net of taxes......                                             246
                                  ----------       ----------        ----------

    Net income.................    $  14,483        $  11,587          $  8,986
                                  ==========       ==========        ==========

Basic earnings per share:
  Continuing operations.......     $    2.07        $    1.38          $    .92
  Discontinued operations.....                                              .03
                                  ----------       ----------        ----------
    Net income................     $    2.07        $    1.38          $    .95
                                  ==========       ==========        ==========
  Weighted average shares
   outstanding................        7,008             8,394             9,444
                                  ==========       ==========        ==========

Diluted earnings per share:
  Continuing operations.......     $   1.82         $    1.25          $    .88
  Discontinued operations.....                                              .03
                                  ----------       ----------        ----------
  Net income..................     $   1.82         $    1.25          $    .91
                                  ==========       ==========        ==========
  Weighted average shares
   outstanding................        7,963            9,278              9,890
                                  ==========       ==========        ==========


                   The accompanying notes are an integral part
                          of the financial statements.


                         STANLEY FURNITURE COMPANY, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 For each of the three years in the period ended
                                December 31, 1998
                                 (in thousands)

                                                                                            Capital
                                                                                              In         Retained
                                                                       Common Stock        Excess of     Earnings
                                                                    Shares      Amount     Par Value     (Deficit)
                                                                    -------     ------      --------     ---------
Balance at January 1, 1996....................................       9,454         $189     $64,452      $ (9,902)

Purchase and retirement of stock..............................        (300)          (6)     (2,262)

Compensation expense for executive loan plan, net.............                                  133

Other.........................................................           4                       27

Net income....................................................                                              8,986
                                                                    -------       ------    --------     ---------

  Balance at December 31, 1996................................       9,158          183      62,350          (916)

Purchase and retirement of stock..............................      (2,326)         (46)    (25,283)

Compensation expense for executive loan plan, net.............                                  133

Exercise of stock options.....................................          34                      239

Net income....................................................                                             11,587
                                                                    -------       ------    --------     ---------

  Balance at December 31, 1997................................       6,866          137      37,439        10,671

Purchase and retirement of stock..............................        (315)          (6)     (5,547)

Issuance of stock to the Stanley
  Retirement Plan.............................................         103            2       1,872

Compensation expense and stock issuance related
  to the executive loan plan..................................         100            2         131

Exercise of stock options.....................................         316            6       3,178

Net income....................................................                                             14,483
                                                                    -------       ------    --------     ---------

  Balance at December 31, 1998................................       7,070         $141     $37,073       $25,154
                                                                    =======       ======    ========     =========

                   The accompanying notes are an integral part
                          of the financial statements.



                         STANLEY FURNITURE COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 For the Years Ended
                                                                                    December 31,
                                                                    ---------------------------------------------
                                                                       1998             1997              1996
                                                                    -----------       ----------       ----------

Cash flows from operating activities:

  Cash received from customers..............................          $245,492         $207,590          $200,793
  Cash paid to suppliers and employees......................          (209,030)        (187,346)         (176,739)
  Interest paid.............................................            (4,228)          (3,403)           (3,483)
  Income taxes paid, net....................................            (7,211)          (8,529)           (5,259)
                                                                    -----------       ----------       ----------
    Net cash provided by operating activities...............            25,023            8,312            15,312
                                                                    -----------       ----------       ----------
Cash flows from investing activities:

  Capital expenditures......................................            (6,680)          (4,076)           (3,599)
  Purchase of other assets..................................              (106)            (143)             (370)
  Proceeds from sale of assets..............................               297                                 13
                                                                    -----------       ----------       ----------

    Net cash used by investing activities...................            (6,489)          (4,219)           (3,956)
                                                                    -----------       ----------       ----------

Cash flows from financing activities:

  Purchase and retirement of common stock...................            (5,553)         (25,329)           (2,268)
  Issuance of senior notes..................................                             10,000
  Repayment of senior notes.................................            (5,086)            (725)             (650)
  Proceeds from (repayment of) revolving
    credit facility, net....................................            (3,952)           3,952              (914)
  Proceeds from exercise of stock options...................             1,556              160
  Other, net................................................               536              479               304
                                                                    -----------       ----------       ----------

    Net cash used by financing activities...................           (12,499)         (11,463)           (3,528)
                                                                    -----------       ----------       ----------

Net increase (decrease) in cash.............................             6,035           (7,370)            7,828
Cash at beginning of year...................................               756            8,126               298
                                                                    -----------       ----------       ----------
  Cash at end of year.......................................          $  6,791          $   756          $  8,126
                                                                    ===========       ==========       ==========




                   The accompanying notes are an integral part
                          of the financial statements.

                         STANLEY FURNITURE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS

 1.   Summary of Significant Accounting Policies

Organization and Basis of Presentation
      Stanley Furniture Company, Inc. (the "Company") is a leading designer and manufacturer of wood furniture exclusively targeted at the upper-medium price range of the residential market.

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

Capitalized Software Cost
      The Company amortizes certain purchased computer software costs using the straight-line method over the economic lives of the related products not to exceed five years. Unamortized cost at December 31, 1998 and 1997 was $831,000 and $838,000, respectively.

Goodwill and Long-lived Assets
      Goodwill is being amortized on a straight-line basis over 40 years. The Company continually evaluates the potential impairment of long-lived assets, including goodwill, on the basis of whether the carrying value is fully recoverable from projected, undiscounted net cash flows.

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

Fair Value of Financial Instruments
      The fair value of the Company's long-term debt is estimated using discounted cash flow analysis based on the incremental borrowing rates currently available to the Company for loans with similar terms and maturities. At December 31, 1998, the fair value approximated the carrying amount. The fair value of trade receivables, trade payables and letters of credit approximate the carrying amount because of the short maturity of these instruments.

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

Earnings per Common Share
      Basic earnings per share is computed based on the average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method.

Stock Options
      The Company applies Accounting Principles Board Opinion No. 25 in accounting for stock options and discloses the fair value of options granted as permitted by Statement of Financial Accounting Standards No. 123.

Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in such estimates may affect amounts reported in future periods.

2.    Property, Plant and Equipment

                                                                    Depreciable
                                                                       lives                 (in thousands)
                                                                    (in years)            1998             1997
                                                                    -----------        --------          --------

      Land and buildings....................................          20 to 50          $34,699           $33,941
      Machinery and equipment...............................           5 to 12           51,728            48,180
      Office furniture and equipment........................           3 to 10            1,772             1,836
      Construction in progress..............................                              1,876               588
                                                                                       --------          --------
        Property, plant and equipment, at cost..............                             90,075            84,545
      Less accumulated depreciation.........................                             37,601            32,831
                                                                                       --------          --------
      Property, plant and equipment, net....................                            $52,474           $51,714
                                                                                       ========          ========

                         STANLEY FURNITURE COMPANY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 3.    Long-Term Debt

                                                                                             (in thousands)
                                                                                          1998             1997
                                                                                       --------          --------

      7.28% Senior notes due March 15, 2004...............................              $25,714           $30,000
      7.57% Senior note due June 30, 2005.................................                7,825             8,625
      7.43% Senior notes due November 18, 2007............................               10,000            10,000
      Revolving credit facility...........................................                                  3,952
                                                                                       --------          --------
        Total.............................................................               43,539            52,577
      Less current maturities.............................................                5,136             5,086
                                                                                       --------          --------
        Long-term debt, exclusive of current maturities...................              $38,403           $47,491
                                                                                       ========          ========

      The revolving credit facility provides for borrowings of up to $25.0 million through June 2000, automatically renewable thereafter for one year periods unless terminated by either party. Interest under the facility is payable monthly at prime (7.75% on December 31, 1998) or, at the Company's option, the reserve adjusted LIBOR plus 1.0% per annum (6.07% on December 31, 1998). The Company utilizes letters of credit to collateralize certain insurance policies and inventory purchases. Outstanding letters of credit at December 31, 1998 were $1.0 million. At December 31, 1998, $24.0 million of additional borrowings were available under the revolving credit facility.

      The above loan agreements require the Company to maintain certain financial covenants. The Company's ability to pay dividends with respect to the common stock is restricted to $25.0 million plus 50% of the Company's consolidated net earnings, adjusted for net cash proceeds received by the Company from the sale of its stock and the amount of payments for redemption, purchase or other acquisition of its capital stock, subsequent to January 1, 1997. At December 31, 1998, these covenants limit additional borrowings to $32.7 million and limit funds available to pay dividends and repurchase the Company's common stock to $8.9 million.

      Annual debt service requirements are $5.1 million in 1999, $5.2 million in 2000, $6.7 million in 2001, $6.8 million in 2002 and $6.9 million in 2003.

4.    Income Taxes

      The provision for income taxes on income from continuing operations consists of (in thousands):

                                             1998        1997          1996
                                           ------       ------        ------

         Current:
           Federal...............          $8,558       $6,454        $5,217
           State.................           1,292          757           952
                                           ------       ------        ------
             Total current.......           9,850        7,211         6,169
                                           ------       ------        ------
         Deferred:
           Federal...............            (852)         (96)         (567)
           State.................            (112)         (13)         (132)
                                           ------       ------        ------
             Total deferred......            (964)        (109)         (699)
                                           ------       ------        ------
               Income taxes......          $8,886       $7,102        $5,470
                                           ======       ======        ======


                         STANLEY FURNITURE COMPANY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.    Income Taxes (continued)

      A reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate on income from continuing operations follows:

                                                               1998              1997              1996
                                                               -----             -----             -----

         Federal statutory rate......................          35.0%             35.0%             35.0%
         State taxes, net of federal benefit.........           3.3               2.6               3.8
         Goodwill....................................            .5                .6                .8
         Life insurance..............................           (.6)              (.7)              (.7)
         Tax savings from foreign sales
           corporation...............................           (.2)              (.5)             (1.4)
         Other, net..................................                             1.0               1.0
                                                               -----             -----             -----
           Effective income tax rate.................          38.0%             38.0%             38.5%
                                                               =====             =====             =====

      The income tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31 follow (in thousands):

                                                                                 1998             1997
                                                                              ---------        ---------

         Current deferred tax assets (liabilities):
           Accounts receivable.........................................       $     444        $    (180)
           Inventory...................................................             141              (18)
           Employee benefits...........................................           1,452              901
           Other accrued expenses......................................             (57)              67
                                                                              ---------        ---------
             Net current deferred tax asset............................       $   1,980        $     770
                                                                              =========        =========

         Noncurrent deferred tax liabilities:
           Property, plant and equipment...............................       $   9,681        $  10,236
           Employee benefits...........................................           1,013              212
                                                                              ---------        ---------
             Net noncurrent deferred tax liability.....................       $  10,694        $  10,448
                                                                              =========        =========

 5.    Stockholders' Equity

      The Company effected a two-for-one stock split, distributed in the form of a stock dividend on May 15, 1998, to stockholders of record on May 1, 1998. All related amounts have been retroactively adjusted to reflect the stock split.

      In 1998, the Company contributed 103,400 shares of its common stock, with a fair value of $1.9 million, to the Stanley Retirement Plan.

      During 1998, the Company's Board of Directors authorized the use of up to $10 million to repurchase its common stock. The Company purchased 315,000 shares for approximately $5.6 million in 1998.

                         STANLEY FURNITURE COMPANY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.    Stockholders' Equity (continued)

      In 1997, the Company completed two transactions for the purchase of its common stock owned by the ML-Lee Acquisition Fund, L.P. and certain of its affiliates (the "Lee Fund"). In June 1997, 1.5 million shares were purchased for an aggregate purchase price of $15.0 million and in November 1997, 826,402 shares were purchased for an aggregate purchase price of $10.3 million. Assuming the shares were repurchased at the beginning of the year and financed entirely by borrowings under the revolving credit facility at an assumed rate of 7.25%, the pro forma diluted earnings per share would have been $1.39 for 1997.

      During 1996, a secondary offering of 2,000,000 shares of the Company's common stock owned by the Lee Fund was completed. In connection with the offering, the Company incurred approximately $325,000 of expenses. The Company also purchased 300,000 shares of its common stock, which were subject to the over-allotment option from the secondary offering, for an aggregate consideration of $2.3 million.

      In addition to its common stock, the Company's authorized capital includes 1,000,000 shares of "blank check" preferred stock. None was outstanding during the three years ended December 31, 1998. The Board of Directors is authorized to issue such stock in series and to fix the designation, powers, preferences, rights, limitations and restrictions with respect to any series of such shares. Such "blank check" preferred stock may rank prior to common stock as to dividend rights, liquidation preferences or both, may have full or limited voting rights and may be convertible into shares of common stock.

      Basic and diluted earnings per share are calculated using the following share data (in thousands):

                                                                 1998              1997           1996
                                                                -----             -----          -----

        Weighted average shares outstanding
            for basic calculation....................           7,008             8,394          9,444
        Add:  Effect of stock options................             955               884            446
                                                                -----             -----          -----
            Weighted average shares outstanding,
                 adjusted for diluted calculation....           7,963             9,278          9,890
                                                                =====             =====          =====

 6.    Employee Stock Plans

      During 1994, the Company entered into a contractual agreement to issue 100,000 shares of common stock to the chief executive officer at $5.00 per share (the market price on the date of the agreement) in exchange for a non-recourse 7.6% note receivable. One tenth of the principal amount plus accrued interest was due each December 31 until 1998 and the remaining principal was due January 2, 1999. The Company agreed to forgive the accrued interest plus one tenth of the initial principal amount each December 31, if the executive remained employed by the Company. During 1996, the Company agreed to forgive the outstanding loan balance over the remaining three years, subject to the executive's continued employment. Compensation expense was $271,000, $285,000 and $308,000 for 1998, 1997 and 1996, respectively. At December 31, 1998, the contractual agreement was completed and 100,000 shares were issued to the chief executive officer.

                         STANLEY FURNITURE COMPANY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.  Employee Stock Plans (continued)

      The Company's stock option plans provide for the granting of stock options up to an aggregate of 1,400,000 shares of common stock to key employees. The exercise price may not be less than the fair market value of the Company's common stock on the grant date. Granted options vest 20% annually.

      At December 31, 1998 and 1997, options to purchase 930,878 and 992,376 shares, were exercisable with a weighted-average exercise price of approximately $5.00. At December 31, 1998, 702 shares were available for grant. Activity for the three years ended December 31, 1998 follows:

                                                                             Number          Weighted-Average
                                                                            of shares         Exercise Price
                                                                           ----------        ----------------

         Outstanding at January 1, 1996............................         1,355,906             $ 4.80
           Lapsed..................................................           (30,432)              4.90
           Exercised...............................................            (5,000)              4.88
           Granted.................................................            40,000               7.39
                                                                           ----------

         Outstanding at December 31, 1996..........................         1,360,474               4.87
           Lapsed..................................................           (18,000)              4.59
           Exercised...............................................           (33,804)              4.74
           Granted.................................................            35,000              10.06
                                                                           ----------

         Outstanding at December 31, 1997..........................         1,343,670               4.95
           Lapsed..................................................           (36,400)              7.43
           Exercised...............................................          (316,392)              4.95
           Granted.................................................            43,000              17.75
                                                                           ----------

         Outstanding at December 31, 1998..........................         1,033,878             $ 5.47
                                                                           ==========

      Options outstanding at December 31, 1998, include 953,878 shares with an exercise price ranging from $4.25 to $6.06 and a weighted-average remaining contractual life of approximately 6 years. The remaining options have an exercise price ranging from $8.19 to $18.75 with a weighted-average remaining contractual life of approximately 9 years.

      The estimated per share weighted-average fair value of stock options granted during 1998, 1997, and 1996 was $11.78, $7.25 and $4.00 respectively, on the date of grant. A risk-free interest rate of 4.7%, 5.4% and 6.8% for 1998, 1997, and 1996 respectively, and a 50% volatility rate with an expected life of 10 years was assumed in estimating the fair value.

                         STANLEY FURNITURE COMPANY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.    Stock Options (continued)

      The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon the estimated fair value (in thousands, except per share data):

                                                   1998                     1997                     1996
                                            --------------------    --------------------     --------------------
                                               As          Pro         As           Pro         As           Pro
                                            Reported      Forma     Reported       Forma     Reported       Forma
                                            --------    -------     --------     -------     --------      ------

Net income..........................        $14,483     $14,175      $11,587     $11,326       $8,986      $8,754
Basic earnings per share............           2.07        2.02         1.38        1.35          .95         .93
Diluted earnings per share..........           1.82        1.79         1.25        1.23          .91         .90

 7   Employee Benefit Plans

Defined Contribution Plan

     The Company maintains a defined contribution plan covering substantially all of its employees. Discretionary matching and profit sharing contributions for 1998, 1997 and 1996 totaled $1.5 million, $1.2 million and $856,000, respectively.

Pension Plans

     Benefits did not accrue under the Company's pension plans after 1995. The financial status of the plans at December 31 follows (in thousands):

                                                              1998                               1997
                                                  ----------------------------       ----------------------------
                                                    Stanley            Supple-         Stanley            Supple-
                                                  Retirement           mental        Retirement           mental
                                                     Plan               Plan             Plan              Plan
                                                  ----------           -------       ----------          --------

Change in benefit obligation:
   Beginning benefit obligation...............       $17,146           $ 1,210          $15,970          $    990
   Interest cost..............................         1,188                91            1,200                79
   Actuarial loss.............................           924               160            1,472               157
   Benefits paid..............................        (1,582)              (17)          (1,496)              (16)
   Settlement cost............................           287
                                                  ----------           -------       ----------          --------
       Ending benefit obligation..............        17,963             1,444           17,146             1,210
                                                  ----------           -------       ----------          --------
Change in plan assets:
   Beginning fair value of plan assets........        17,170                             16,116
   Actual return on plan assets...............         1,201                              1,726
   Employer contributions.....................         2,239                                824
   Benefits paid..............................        (1,582)                            (1,496)
                                                  ----------           -------       ----------          --------
       Ending fair value of plan assets.......        19,028                             17,170
                                                  ----------           -------       ----------          --------
Funded status.................................         1,065            (1,444)              24            (1,210)
Unrecognized loss (gain)......................         5,420                              4,776                (5)
                                                  ----------           -------       ----------          --------
    Prepaid (accrued) pension costs...........      $  6,485           $(1,444)        $  4,800           $(1,215)
                                                  ==========           =======       ==========          ========

                         STANLEY FURNITURE COMPANY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.    Employee Benefit Plans (continued)

      At December 31, 1998, the Stanley Retirement Plan assets included Company stock with a fair value of $1.9 million. These shares were contributed during 1998.

      Components of net periodic pension cost follow (in thousands):

                                                            1998              1997             1996
                                                         --------          --------          --------

         Interest cost..........................          $ 1,279           $ 1,279           $ 1,295
         Expected return on plan assets.........           (1,290)           (1,216)           (1,228)
         Net amortization and deferral..........              435               179               555
                                                         --------          --------          --------
            Net periodic benefit cost...........              424               242               622
         Settlement expense.....................              376
                                                         --------          --------          --------
            Total expense.......................          $   800           $   242           $   622
                                                         ========          ========          ========

      The assumptions used as of December 31 to determine the plans' financial status and pension cost were:

                                                                1998              1997             1996
                                                                ----              ----             ----

         Discount rate for funded status.............           6.65%             7.00%            7.75%
         Discount rate for pension cost..............           7.00%             7.75%            7.67%
         Return on assets............................           7.50%             7.50%            7.50%

                         STANLEY FURNITURE COMPANY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.    Employee Benefit Plans (continued)

Postretirement Benefits Other Than Pensions

      The Company provides health care benefits to eligible retired employees between the ages of 55 and 65 and provides life insurance benefits to eligible retired employees from age 55 until death. The plan's financial status at December 31 follows (in thousands):

                                                                                 1998             1997
                                                                               --------         --------

         Change in benefit obligation:
           Beginning benefit obligation................................          $3,641           $3,603
           Service cost................................................              44               36
           Interest cost...............................................             239              261
           Actuarial gain..............................................              93              183
           Plan participants' contributions............................             105              112
           Benefits paid...............................................            (554)            (554)
                                                                               --------         --------
               Ending benefit obligation...............................           3,568            3,641
                                                                               --------         --------
         Change in plan assets:
           Beginning fair value of plan assets.........................
           Employer contributions......................................             449              442
           Plan participants' contributions............................             105              112
           Benefits paid...............................................            (554)            (554)
                                                                               --------         --------
               Ending fair value of plan assets........................
         Funded status.................................................          (3,568)          (3,641)
         Unrecognized net loss.........................................             946              895
         Unrecognized transition obligation............................           1,824            1,954
                                                                               --------         --------
           Accrued benefit cost........................................         $  (798)         $  (792)
                                                                               ========         ========

      Components   of  net  periodic   postretirement   benefit  cost  were  (in
thousands):

                                                                         1998        1997         1996
                                                                        ------      ------       ------

      Service cost............................................           $  44       $  36        $  35
      Interest cost...........................................             239         261          274
      Amortization of transition obligation...................             130         131          130
      Amortization and deferral...............................              41          29           33
                                                                        ------      ------       ------
            Net periodic postretirement benefit cost..........           $ 454       $ 457        $ 472
                                                                        ======      ======       ======

                         STANLEY FURNITURE COMPANY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 7.   Employee Benefit Plans (continued)

      The weighted-average discount rates used in determining the actuarial present value of the projected benefit obligation were 6.65%, 7.00% and 7.75% for 1998, 1997 and 1996, respectively. The rate of increase in future health care benefit cost used in determining the obligation for 1998 and 1997 was 9% gradually decreasing to 5.5% beginning in 2004, and for 1996 it was 10% gradually decreasing to 5.5% beginning in 2003.

      An increase or decrease in the assumed health care cost trend rate of one percentage point in each future year would affect the accumulated postretirement benefit obligation at December 31, 1998, by approximately $100,000 and the annual postretirement benefit cost by approximately $13,000.

Deferred Compensation

      The Company has a deferred compensation plan, funded with life insurance policies, which permits certain management employees to defer portions of their compensation and earn a fixed rate of return. The accrued liabilities relating to this plan of $1.4 million at December 31, 1998 and 1997, are included in accrued salaries, wages and benefits and other long-term liabilities. The cash surrender value, net of policy loans, is included in other assets.

 8.   Leases

      The Company leases showroom space and certain other equipment. Rental expenses charged to operations were $1.2 million, $1.1 million, and $970,000 in 1998, 1997 and 1996, respectively. Future minimum lease payments, net of subleases, are approximately as follows: 1999 - $1.2 million; 2000 - $234,000; 2001 - $142,000; and thereafter - $68,000.

 9.   Discontinued Operations

      In 1996, the Company was released from a lease obligation resulting from the purchase and concurrent resale of certain facilities at a former division, which ceased operations in 1994. Accordingly, the Company recorded an after tax gain of $246,000, or $.03 per share, as a partial reversal of a previous accrual, representing the final adjustment for the cost of the closure.

 10.  Related Party Transactions

      During 1996 and 1997, the Company completed three purchases of its common stock from the Lee Fund totaling 2.6 million shares for a total consideration of $27.6 million. The Lee Fund sold to public investors its remaining ownership in January 1998. The Company maintained a management agreement with an affiliate of the Lee Fund which was terminated in November 1997. Fees paid pursuant to this agreement amounted to $125,000 in 1997 and $241,000 in 1996.

                         STANLEY FURNITURE COMPANY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

11.   Supplemental Cash Flow Information

                                                                                     (in thousands)
                                                                         1998             1997             1996
                                                                       -------          -------          -------

      Net income............................................           $14,483          $11,587          $ 8,986
      Adjustments to reconcile net income to net cash
        provided by operating activities:
         Depreciation.......................................             5,328            5,000            4,774
         Amortization.......................................               447              432              426
         Other, net.........................................               555              340              463
         Loss on disposal of fabric division................                                                (246)
         Changes in assets and liabilities:
           Accounts receivable..............................            (1,714)          (4,331)            (364)
           Inventories......................................              (784)          (5,491)             (72)
           Prepaid expenses and other current assets........               315           (2,180)          (1,347)
           Accounts payable.................................             3,673            3,534              993
           Accrued salaries, wages and benefits.............             2,125              (27)           2,965
           Other accrued expenses...........................             1,760             (713)            (479)
           Deferred income taxes............................              (964)            (109)            (134)
           Other assets.....................................                36               32               29
           Other long-term liabilities......................              (237)             238             (682)
                                                                       -------          -------          -------

             Net cash provided by operating activities......           $25,023          $ 8,312          $15,312
                                                                       =======          =======          =======

12.   Quarterly Results of Operations (Unaudited)

                                                               (in thousands, except per share data)
      1998 Quarters:                                  First           Second             Third           Fourth
                                                      -----           ------             -----           ------

      Net sales............................          $57,691           $61,863          $63,832           $63,985
      Gross profit.........................           14,145            15,273           15,383            15,639
      Net income...........................            3,270             3,580            3,706             3,927
      Net income per share:
         Basic.............................          $   .48           $   .51          $   .52        $      .56
         Diluted...........................              .41               .45              .46               .50

      1997 Quarters:

      Net sales............................          $49,631           $49,469          $54,270           $58,534
      Gross profit.........................           12,461            12,488           13,288            14,214
      Net income...........................            2,772             2,756            2,935             3,125
      Net income per share:
         Basic.............................          $   .30           $   .30          $   .38        $      .42
         Diluted...........................              .28               .28              .34               .38


                        STANLEY FURNITURE COMPANY, INC.
                     SCHEDULE II - VALUATION AND QUALIFYING
               ACCOUNTS For each of the Three Years in the Period
                             Ended December 31, 1998
                                 (In thousands)




Column A              Column B        Column C         Column D        Column E
--------------------------------------------------------------------------------
                                      Charged
                     Balance at      (Credited)                         Balance
                     Beginning       to Costs &                        at End of
Descriptions         of Period        Expenses        Deductions         Period


1998
 Doubtful receivables.. $1,116          $435              $388(a)        $1,163
 Discounts, returns,
   and allowances......    779           (36)(b)                            743
                        ------          ----              ----           ------
                        $1,895          $399              $388           $1,906
                        ======          ====              ====           ======
1997
 Doubtful receivables.. $1,332          $ 20              $236(a)        $1,116
 Discounts, returns,
  and allowances.......    613           166(b)                             779
                        ------          ----              ----           ------
                        $1,945          $186              $236           $1,895
                        ======          ====              ====           ======
1996
 Doubtful receivables.. $  600          $860              $128(a)        $1,332
 Discounts, returns,
  and allowances.......    557           56(b)                              613
                        ------          ----              ----           ------
                        $1,157          $916              $128           $1,945
                        ======          ====              ====           ======

------------------------------------
(a)  Uncollectible receivables written off, net of recoveries.
(b)  Represents net decrease in the reserve.