Form 10-Q
period 1999-03-27
STANLEY FURNITURE CO INC/
filed 1999-04-14
CIK 797465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

        X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
     ------   Exchange Act of 1934


For the quarterly period ended March 27, 1999 or

     ------ Transition report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

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
                                                       YES   X          NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 8, 1999.

         Class                                            Number

Common Stock, par value $.02 per share                 7,117,742  Shares



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         STANLEY FURNITURE COMPANY, INC.
                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                                               (Unaudited)
                                                                                March 27,       December 31,
                                                                                 1999              1998
                                                                                __________        __________

ASSETS
Current assets:
  Cash.................................................................         $    2,819        $    6,791
  Accounts receivable, less allowances of $2,175 and $1,906............             34,258            29,141
  Inventories:
    Finished goods.....................................................             21,223            22,853
    Work-in-process....................................................              7,427             7,495
    Raw materials......................................................             17,521            16,166
                                                                                __________        __________
                                                                                    46,171            46,514
  Prepaid expenses and other current assets............................                865               903
  Deferred income taxes................................................              2,429             1,980
                                                                                __________        __________
    Total current assets...............................................             86,542            85,329

Property, plant and equipment, net.....................................             53,253            52,474
Goodwill, less accumulated amortization of $3,444 and $3,360...........              9,996            10,080
Other assets...........................................................              6,427             6,491
                                                                                __________        __________
                                                                                $  156,218        $  154,374
                                                                                ==========        ==========
LIABILITIES
Current liabilities:
  Current maturities of long-term debt.................................         $    5,136        $    5,136
  Accounts payable.....................................................             20,451            21,837
  Accrued salaries, wages and benefits.................................             11,722            11,939
  Other accrued expenses...............................................              4,826             2,009
                                                                                __________        __________
    Total current liabilities..........................................             42,135            40,921

Long-term debt, exclusive of current maturities........................             34,118            38,403
Deferred income taxes..................................................             11,143            10,694
Other long-term liabilities............................................              1,988             1,988
                                                                                __________        __________
  Total liabilities....................................................             89,384            92,006
                                                                                __________        __________

STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 10,000,000 shares authorized,
7,117,742 and 7,069,715 issued and outstanding.........................                142               141
Capital in excess of par value.........................................             37,350            37,073
Retained earnings......................................................             29,342            25,154
                                                                                __________        __________
  Total stockholders' equity...........................................             66,834            62,368
                                                                                __________        __________
                                                                                $  156,218        $  154,374
                                                                                ==========        ==========

    The accompanying notes are an integral part of the financial statements.

                         STANLEY FURNITURE COMPANY, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)



                                                                                    Three Months Ended
                                                                                March 27,         March 28,
                                                                                  1999               1998
                                                                                __________        __________


Net sales..............................................................           $63,661           $57,691
Cost of sales..........................................................            47,615            43,546
                                                                                __________        __________

  Gross profit.........................................................            16,046            14,145

Selling, general and administrative expenses...........................             8,241             7,752
                                                                                __________        __________

  Operating income.....................................................             7,805             6,393

Other expense, net.....................................................               177                34
Interest expense.......................................................               873             1,084
                                                                                __________        __________

  Income before income taxes...........................................             6,755             5,275

Income taxes...........................................................             2,567             2,005
                                                                                __________        __________

  Net income...........................................................           $ 4,188           $ 3,270
                                                                                ==========        ==========

Earnings per share:

  Basic................................................................               .59               .48
  Diluted..............................................................               .54               .41

Weighted average shares outstanding:

  Basic................................................................             7,089             6,874
  Diluted..............................................................             7,816             7,898




     The accompanying notes are an integral part of thefinancial statements.


                         STANLEY FURNITURE COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                   Three Months Ended
                                                                                 March 27,        March 28,
                                                                                   1999             1998
                                                                                __________       __________

Cash flows from operating activities:
Cash received from customers...........................................         $ 58,337          $ 53,836
Cash paid to suppliers and employees...................................          (55,282)          (51,503)
Interest paid..........................................................             (924)           (1,183)
Income taxes received (paid), net......................................              376               (37)
                                                                                __________       __________
  Net cash provided by operating activities............................            2,507             1,113
                                                                                __________       __________

Cash flows from investing activities:
Capital expenditures...................................................           (2,261)           (1,012)
Purchase of other assets...............................................              (28)              (24)
                                                                                __________       __________
  Net cash used by investing activities................................           (2,289)           (1,036)
                                                                                __________       __________

Cash flows from financing activities:
Proceeds from revolving credit facility, net...........................                              5,098
Repayment of senior notes..............................................           (4,285)           (4,286)
Purchase and retirement of common stock................................             (183)
Proceeds from exercised stock options..................................              278                72
                                                                                __________       __________
  Net cash provided (used) by financing activities.....................           (4,190)              884
                                                                                __________       __________

Net increase (decrease) in cash........................................           (3,972)              961
Cash at beginning of year..............................................            6,791               756
                                                                                __________       __________
  Cash at end of quarter...............................................         $  2,819          $  1,717
                                                                                ==========       ==========
Reconciliation of net income to net cash provided
  by operating activities:

Net income.............................................................         $  4,188          $  3,270
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization........................................            1,493             1,416
  Loss on sale of assets...............................................              106
  Changes in assets and liabilities:
    Accounts receivable................................................           (5,117)           (3,868)
    Inventories........................................................              343            (2,712)
    Prepaid expenses and other current assets, net.....................              (34)              914
    Accounts payable...................................................           (1,386)              876
    Accrued salaries, wages and benefits...............................             (217)              (14)
    Other accrued expenses.............................................            3,000             1,116
    Other assets.......................................................              131               115
                                                                                __________       __________
Net cash provided by operating activities..............................         $  2,507          $  1,113
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

 2.      Property, Plant and Equipment

                                                                               (Unaudited)
                                                                                March 27,        December 31,
                                                                                  1999               1998
                                                                                __________       __________

         Land and buildings............................................          $34,583           $34,699
         Machinery and equipment.......................................           52,342            51,728
         Office fixtures and equipment.................................            1,772             1,772
         Construction in progress......................................            3,520             1,876
                                                                                __________       __________
           Property, plant and equipment, at cost......................           92,217            90,075
         Less accumulated depreciation.................................           38,964            37,601
                                                                                __________       __________
           Property, plant and equipment, net..........................          $53,253           $52,474
                                                                                ==========       ==========

 3.      Long-Term Debt
                                                                               (Unaudited)
                                                                                March 27,       December 31,
                                                                                  1999              1998
                                                                                __________       __________

         7.28% senior notes due March 15, 2004.........................          $21,429           $25,714
         7.57% senior note due June 30, 2005...........................            7,825             7,825
         7.43% senior notes due November 18, 2007......................           10,000            10,000
         Revolving credit facility.....................................           -                 -
                                                                                __________       __________
           Total.......................................................           39,254            43,539
         Less current maturities.......................................            5,136             5,136
                                                                                __________       __________
          Long-term debt, exclusive of current maturities..............          $34,118           $38,403
                                                                                ==========       ==========


In March 1999, the revolving credit facility was amended to reduce interest on borrowings to prime or at the Company's option at a rate equal to the reserve adjusted LIBOR rate plus .75% per annum.





 4.       Earnings Per Common Share

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as common stock equivalents for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (unaudited):


                                                                                March 27,         March 28,
                                                                                  1999              1998
                                                                                __________       __________

         Weighted average shares outstanding for basic
             calculation...............................................          7,089             6,874
         Add:  Effect of stock options.................................            727             1,024
                                                                                __________       __________
             Weighted average shares outstanding,
                adjusted for diluted calculation.......................          7,816             7,898
                                                                                ==========       ==========


The Company effected a two-for-one stock split, distributed in the form of a stock dividend on May 15, 1998, to stockholders of record on May 1, 1998. All related amounts have been retroactively adjusted to reflect the stock split.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales increased $6.0 million, or 10.3%, for the three month period ended March 27, 1999, from the comparable 1998 period. The increase was due to higher unit volume and to a lesser extent higher average selling prices.

Gross profit margin for the three month period of 1999 increased to 25.2% from 24.5% for the comparable 1998 period. The increase resulted primarily from improved operating efficiencies and was favorably impacted by the phase out of upholstered products in the second half of 1998.

Selling, general and administrative expenses as a percentage of net sales decreased to 12.9% for the 1999 period from 13.4% in the comparable 1998 period. The lower percentage was due principally to higher net sales in the 1999 period. The majority of the $489,000 increase in 1999 was selling expenses directly attributable to the sales increase.

As a result of the above, operating income increased to $7.8 million, or 12.3% of net sales, from $6.4 million, or 11.1% in the comparable 1998 period.

Interest expense for the three month period of 1999 decreased due to lower average debt levels.

The Company's effective income tax rate was 38.0% for the 1999 three month period and total year 1998.



Financial Condition, Liquidity and Capital Resources

At March 27, 1999, long-term debt including current maturities was $39.3 million. Debt service requirements are $850,000 remaining in 1999, $5.2 million in 2000, $6.7 million in 2001, $6.8 million in 2002, and $6.9 million in 2003. As of March 27, 1999, approximately $24.0 million of additional borrowings were available under the Company's revolving credit facility. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

The Company generated cash from operations of $2.5 million in the 1999 first quarter compared to $1.1 million in the 1998 period. The increase was due primarily to increased sales and to a lesser extent, lower tax payments. The Company used the cash generated from operations in the 1999 period to fund capital requirements and reduce borrowings.

Net cash used by investing activities was $2.3 million in the 1999 period compared to $1.0 million in the 1998 period. Expenditures in each year were primarily for plant and equipment and other assets in the normal course of business. Capital expenditures in 1999 are anticipated to be approximately $28 million. Approximately $10 million of capital spending in 1999 will be used to expand production capability at existing facilities to add approximately $30-$35 million of increased sales capacity on an annualized basis. This new capacity is expected to be phased in during the second half of 1999 and will allow the Company to increase production for its bedroom and Young AmericaTM youth bedroom products. Approximately $15 million of capital spending in 1999 will be used to purchase and equip a facility dedicated to the production of home office furniture. This facility is expected to begin operation late this year or early next year and should provide $50-$60 million of sales capacity on an annualized basis when in full production in two to three years.

Net cash used by financing activities was $4.2 million in the 1999 period compared to cash provided by financing activities of $884,000 in the 1998 period. In the 1999 period, available cash was used for senior debt payments. In the 1998 period, borrowings under the revolving credit facility provided cash for senior debt payments.

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

Since 1996, the Company has been upgrading its information systems technology, with Year 2000 compliant software, to support its sales, manufacturing and administrative functions. The cost of information and operational systems upgrades is estimated at less than $1.0 million. Computers and peripheral devices are approximately 85 percent compliant at this point. Final compliance and testing for both information and operational systems is scheduled for completion by mid-1999. The estimated cost to complete Year 2000 compliance is less than $100,000.

In addition, the Company is communicating with key customers, suppliers, financial institutions and others with whom it does business to determine Year 2000 compliance and is currently assessing the potential impact on operations if third parties are not successful in converting their systems in a timely manner.


The  Company   believes  it  is  taking   reasonable   steps  to  prevent  major
interruptions in its business, resulting from the Year 2000 compliance issue. However, if the Company or its key suppliers do not complete enhancements in a timely manner or if remedial efforts are not successful, the Year 2000 compliance issue may have a material adverse impact on the operations of the Company. Contingency plans are currently being developed to minimize the impact of any such interruptions, such as, backup procedures, identification of alternate suppliers and/or increasing inventory safety stocks, and such plans are expected to be in place by the end of 1999.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include the cyclical nature of the furniture industry, fluctuations in the price for lumber which is the most significant raw material used by the Company, competition in the furniture industry, capital costs, delays in construction or obtaining necessary permits for planned expansions, and general economic conditions.


PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 10.1 Fifth Amendment, dated as of March 10, 1999, to the Second Amended and Restated Revolving Credit Facility and Term Loan Agreement dated February 15, 1994 among the Registrant, National Canada Finance Corp., and the National Bank of Canada. (1)

         Exhibit 10.2 Employment Agreement dated as of April 1, 1999 between John W. Johnson and the Registrant. (1) (2)

         Exhibit 10.3 Employment Agreement dated as of April 1, 1999 between William A. Sibbick, Jr. and the Registrant. (1) (2)

         Exhibit 10.4 Employment Agreement dated as of April 1, 1999 between Kelly S. Cain and the Registrant. (1) (2)

         Exhibit 27.    Financial Data Schedule. (1)


(b)      Reports on Form 8-K

         None.

(1) Filed herewith.
(2) Management contract or compensatory plan.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  STANLEY FURNITURE COMPANY, INC.


Date: April 14, 1999              By: /s/ Douglas I. Payne
                                     __________________________
                                     Douglas I. Payne
                                     Sr. V.P. - Finance & Administration,
                                     Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)