Form 10-Q
period 1999-06-26
STANLEY FURNITURE CO INC/
filed 1999-07-13
CIK 797465

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

        X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
     ------- Exchange Act of 1934

For the quarterly period ended June 26, 1999 or

     ------- Transition report pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 1, 1999.

    Class                                                          Number

Common Stock, par value $.02 per share                        7,106,192 Shares


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         STANLEY FURNITURE COMPANY, INC.
                                 BALANCE SHEETS
                        (In thousands, except share data)
                                                                            (Unaudited)
                                                                              June 26,       December 31,
                                                                                1999             1998
                                                                            __________       ___________
ASSETS
Current assets:
  Cash...............................................................       $    1,920       $     6,791
  Accounts receivable, less allowances of $2,165 and $1,906..........           33,546            29,141
  Inventories:
    Finished goods...................................................           24,074            22,853
    Work-in-process..................................................            7,214             7,495
    Raw materials....................................................           12,855            16,166
                                                                            __________       ___________
                                                                                44,143            46,514
  Prepaid expenses and other current assets..........................            1,009               903
  Deferred income taxes..............................................            2,429             1,980
                                                                            __________       ___________
    Total current assets.............................................           83,047            85,329
Property, plant and equipment, net...................................           60,539            52,474
Goodwill, less accumulated amortization of $3,528 and $3,360.........            9,912            10,080
Other assets.........................................................            6,263             6,491
                                                                            __________       ___________
                                                                            $  159,761       $   154,374
                                                                            ==========       ===========
LIABILITIES
Current liabilities:
  Current maturities of long-term debt...............................       $    5,136       $     5,136
  Accounts payable...................................................           20,812            21,837
  Accrued salaries, wages and benefits...............................           12,694            11,939
  Other accrued expenses.............................................            2,696             2,009
                                                                            __________       ___________
    Total current liabilities........................................           41,338            40,921
Long-term debt, exclusive of current maturities......................           34,968            38,403
Deferred income taxes................................................           11,143            10,694
Other long-term liabilities..........................................            1,988             1,988
                                                                            __________       ___________
  Total liabilities..................................................           89,437            92,006
                                                                            __________       ___________

STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 10,000,000  shares authorized,
  7,106,192 and 7,069,715 shares issued and outstanding..............              142               141
Capital in excess of par value.......................................           36,445            37,073
Retained earnings ...................................................           33,737            25,154
                                                                            __________       ___________
  Total stockholders' equity.........................................           70,324            62,368
                                                                            __________       ___________
                                                                            $  159,761       $   154,374
                                                                            ==========       ===========

  The accompanying notes are an integral part of the financial statements.


                                   STANLEY FURNITURE COMPANY, INC.
                                        STATEMENTS OF INCOME
                                            (Unaudited)
                               (In thousands, except per share data)


                                                                      Three Months               Six Months
                                                                          Ended                     Ended
                                                                  June 26,     June 27,    June 26,      June 27,
                                                                    1999         1998        1999          1998
                                                                  _______      _______     ________      ________
Net sales...................................................      $63,384      $61,863     $127,045      $119,554

Cost of sales...............................................       46,940       46,590       94,555        90,136
                                                                  _______      _______     ________      ________

  Gross profit..............................................       16,444       15,273       32,490        29,418


Selling, general and administrative expenses................        8,410        8,350       16,651        16,102
                                                                  _______      _______     ________      ________

  Operating income..........................................        8,034        6,923       15,839        13,316

Other expense, net..........................................          129           48          306            82
Interest expense............................................          875        1,102        1,748         2,186
                                                                  _______      _______     ________      ________

  Income before income taxes................................        7,030        5,773       13,785        11,048

Income taxes................................................        2,635        2,193        5,202         4,198
                                                                  _______      _______     ________      ________

  Net income................................................      $ 4,395      $ 3,580     $  8,583      $  6,850


Earnings per share:

  Basic.....................................................      $   .62      $   .51     $   1.21      $    .99
  Diluted...................................................      $   .56      $   .45     $   1.10      $    .86

Weighted average shares outstanding:

  Basic.....................................................        7,139        6,978        7,113         6,932
  Diluted...................................................        7,829        8,016        7,823         7,968





  The accompanying notes are an integral part of the financial statements.

                         STANLEY FURNITURE COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                                                   Six Months Ended
                                                                              June 26,          June 27,
                                                                                1999              1998
                                                                             _________         _________
Cash flows from operating activities:
Cash received from customers.........................................        $ 122,522         $ 115,643
Cash paid to suppliers and employees.................................         (105,936)         (105,969)
Interest paid........................................................           (1,306)           (1,725)
Income taxes paid, net...............................................           (4,416)           (3,388)
                                                                             _________         _________
  Net cash provided by operating activities..........................           10,864             4,561
                                                                             _________         _________

Cash flows from investing activities:
Capital expenditures.................................................          (10,954)           (2,460)
Purchase of other assets.............................................              (44)              (41)
                                                                             _________         _________
  Net cash used by investing activities..............................          (10,998)           (2,501)
                                                                             _________         _________

Cash flows from financing activities:
Proceeds from revolving credit facility..............................              850             2,065
Repayment of Senior Notes............................................           (4,285)           (4,286)
Proceeds from exercised stock options................................              633               937
Purchase and retirement of common stock..............................           (1,935)
                                                                             _________         _________
  Net cash used by financing activities..............................           (4,737)           (1,284)
                                                                             _________         _________

Net increase (decrease) in cash......................................           (4,871)              776
Cash at beginning of period..........................................            6,791               756
                                                                             _________         _________
  Cash at end of period..............................................        $   1,920         $   1,532
                                                                             =========         =========

Reconciliation of net income to net cash provided by operating activities:

Net income...........................................................        $   8,583          $  6,850
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization......................................            3,016             2,854
  Loss on sale of assets.............................................              131                 8
  Changes in assets and liabilities:
    Accounts receivable..............................................           (4,405)           (3,701)
    Inventories......................................................            2,371            (5,023)
    Prepaid expenses and other current assets........................             (185)              263
    Accounts payable.................................................           (1,025)            1,800
    Accrued salaries, wages and benefits.............................              755                21
    Other accrued expenses...........................................            1,362             1,764
    Deferred income taxes............................................                               (505)
    Other assets.....................................................              261               230
                                                                             _________          ________
Net cash provided by operating activities............................        $  10,864          $  4,561
                                                                             =========          ========

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

 2.      Property, Plant and Equipment

                                                                      (Unaudited)
                                                                        June 26,        December 31,
                                                                          1999              1998
                                                                       _________        __________
         Land and buildings..................................          $ 34,583           $34,699
         Machinery and equipment.............................            53,623            51,728
         Office fixtures and equipment.......................             1,772             1,772
         Construction in progress............................            10,757             1,876
                                                                       _________        __________
           Property, plant and equipment, at cost............           100,735            90,075
         Less accumulated depreciation.......................            40,196            37,601
                                                                       _________        __________
                                                                       $ 60,539           $52,474
                                                                       =========        ==========


 3.      Long-Term Debt
                                                                      (Unaudited)
                                                                        June 26,        December 31,
                                                                          1999              1998
                                                                       _________        __________

         7.28% senior notes due March 15, 2004...............           $21,429           $25,714
         7.57% senior note due June 30, 2005.................             7,825             7,825
         7.43% senior notes due November 18, 2007............            10,000            10,000
           Revolving credit facility.........................               850
                                                                       _________        __________
               Total.........................................            40,104            43,539
           Less current maturities...........................             5,136             5,136
                                                                       _________        __________
                                                                        $34,968           $38,403
                                                                       =========        ==========




4.        Earnings Per Common Share

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as common stock equivalents for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (unaudited):

                                                             Three Months                 Six Months
                                                                Ended                       Ended
                                                         June 26,   June 27,         June 26,   June 27,
                                                           1999       1998             1999       1998
                                                         _______    _______          _______    _______
      Weighted average shares outstanding
        for basic calculation......................        7,139      6,978            7,113      6,932
      Add:  Effect of stock options................          690      1,038              710      1,036
                                                         _______    _______          _______    _______
        Weighted average shares outstanding,
          Adjusted for diluted calculation.........        7,829      8,016            7,823      7,968
                                                         =======    =======          =======    =======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales increased $1.5 million, or 2.5%, for the three month period ended June 26, 1999 from the comparable 1998 period. For the six month period, net sales increased $7.5 million, or 6.3%, from the comparable 1998 period. The Company closed its upholstery operations in the second half of 1998. Excluding upholstery sales for the three and six month periods of 1998, wood furniture sales increased 5.4% and 9.6% in the 1999 periods, respectively. The increase was due to higher unit volume and to a lesser extent higher average selling prices. Also impacting second quarter 1999 results were capacity constraints which limited shipments.

Gross profit margin for the three and six month periods of 1999 increased to 25.9% and 25.6%, respectively, from 24.7% and 24.6% for the comparable 1998 periods. The increase resulted primarily from stable raw material cost and improved operating efficiencies. These comparisons were also favorably impacted by the phase out of upholstered products.

Selling, general and administrative expenses for the three and six month periods of 1999 as a percentage of net sales decreased to 13.3% and 13.1%, respectively, from 13.5% for both comparable 1998 periods. The lower percentages in 1999 were due principally to higher net sales. Expenditures in 1999 were higher due principally to selling expenses directly attributable to increased sales. However, the majority of the increase was offset by the elimination of expenditures related to upholstered products, which were phased out in the second half of 1998.

As a result of the above, operating income as a percentage of net sales for the three and six month periods of 1999 increased to 12.7% and 12.5%, respectively, from 11.2% and 11.1% for the comparable 1998 periods.

Interest expense for the 1999 three and six month periods decreased due to lower average debt levels.

The Company's effective income tax rate declined to 37.7% for the 1999 six month period from 38.0% in 1998, due to lower state tax expense.

Financial Condition, Liquidity and Capital Resources

At June 26, 1999, long-term debt including current maturities was $40.1 million. Debt service requirements are $850,000 remaining in 1999, $6.1 million in 2000, $6.7 million in 2001, $6.8 million in 2002, and $6.9 million in 2003. As of June 26, 1999, approximately $23.1 million of additional borrowings were available under the Company's revolving credit facility. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

Cash generated from operations increased to $10.9 million in the 1999 period compared to $4.6 million during the 1998 period, due primarily to increased sales. The cash generated in 1999 was used to fund capital expenditures and reduce borrowings.

Net cash used by investing activities was $11.0 million in the 1999 period compared to $2.5 million in the 1998 period. Capital expenditures in 1999 are anticipated to be approximately $26 million. Approximately $10 million of capital spending in 1999 will be used to expand production capability at existing facilities to add $30-$35 million of increased sales capacity on an annualized basis. This new capacity is expected to be phased in during the second half of 1999 and will allow the Company to increase production for its bedroom and Young AmericaTM youth bedroom products. Approximately $15 million of capital spending in 1999 will be used to purchase and equip a facility dedicated to the production of home office furniture. This facility is expected to begin operation early next year and should provide $50-$60 million of sales capacity on an annualized basis when in full production in two to three years. A majority of the capital expenditures incurred to-date in 1999 were related to these capacity expansion projects. The remaining expenditures in the current period and the expenditures in the 1998 period were primarily for plant and equipment and other assets in the normal course of business.

Net cash used by financing activities was $4.7 million in the 1999 period compared to $1.3 million in the 1998 period. In the 1999 period, available cash was used for senior debt payments and to repurchase its common stock. During the six months ended June 26, 1999, the Company purchased 89,550 shares of its stock on the open market at an average price of $21.61 per share. In the 1998 period, cash generated from operations and proceeds from the revolving credit facility were used to fund senior note payments.

Year 2000

The Company continues to actively address the business issues associated with the expected impact of the Year 2000 ("Y2K") on information technology systems and non-information technology systems, including equipment with embedded microprocessors, both internally and in relation to the Company's external customers and suppliers. Factors involved in assessing such business issues include the evaluation and testing of the Company's systems; evaluation, upgrading and certifying of automated plant machinery and equipment; and assessing the compliance strategies of significant customers and vendors and monitoring the status of their strategies.

The Company has created a cross-functional Y2K team for the purpose of directing the Company's compliance efforts and identifying and addressing the impact of noncompliance on information technology systems and non-information technology systems. An inventory of all the Company's equipment containing date sensitive embedded technology has been completed. All equipment has been either tested and/or certified to be Y2K compliant. However, additional testing will continue for the balance of the year. Since 1996, the Company has been upgrading its information systems technology with Y2K compliant software to support its sales, manufacturing and administrative functions. At the present time, the Company believes it has completed all of the necessary internal software and hardware implementation required for Y2K compliance. The Company does not believe any material exposures or contingencies exist with respect to its internal information systems.

The Company has requested assurances from its major suppliers and business partners that they will be Y2K compliant so that there will be no disruption of their products or services as the new century begins. The Company has assessed the risk of each of its significant suppliers and business partners to determine the possible impact of their noncompliance, if that should occur. Although the Company is presently not aware of any material exposures or contingencies related to the Y2K compliance efforts of its significant vendors and business partners, if a significant vendor or business partner should be noncompliant there can be no assurance such an event will not have a material adverse effect on the Company's financial position, results of operations and cash flows. The Company believes the actions it is taking (including the continued monitoring of third-party compliance and the development of appropriate contingency plans) will minimize these risks and believes it is taking responsible steps to prevent any major disruptions.

The Company believes the actions it has taken since 1996 with regard to Y2K issues have minimized Y2K related capital costs and expenses incurred to date (estimated at less than $1.0 million). Substantially all costs have been incurred.

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


PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

(a) The annual meeting of the Company's stockholders was held on April 29, 1999.

(c)(i) The stockholders of the Company elected one director for a three-year term expiring at the Annual Meeting of Stockholders to be held in 2002. The election was approved by the following vote:

                                                      For         Withheld
         T. Scott McIlhenny, Jr.                   5,397,369       26,388

(ii) The stockholders approved the ratification of the selection of PricewaterhouseCoopers LLP as the independent public accountants for the Company for the current fiscal year. The ratification was approved by the following vote:

                         FOR               5,398,912

                         AGAINST               1,414

                         ABSTAIN              23,431


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 4.1 Fourth Amendment, dated as of May 10, 1999, between the Registrant and The Prudential Insurance Company of America.*

         Exhibit  27       Financial Data Schedule. *

(b)      Reports on Form 8-K
         None.
_______________________
* Filed herewith.

                             SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     STANLEY FURNITURE COMPANY, INC.


Date: July 13, 1999                  By: /s/ Douglas I. Payne
                                     _______________________________
                                     Douglas I. Payne
                                     Sr. V.P. - Finance and Administration,
                                     Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)