Form 10-Q
period 1999-09-25
STANLEY FURNITURE CO INC/
filed 1999-10-12
CIK 797465

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

        X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
     -------Exchange Act of 1934

For the quarterly period ended September 25, 1999 or

            Transition report pursuant to Section 13 or 15(d) of the Securities -------Exchange Act of 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 4, 1999.


   Class                                                           Number

Common Stock, par value $.02 per share                        7,093,930 Shares


PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         STANLEY FURNITURE COMPANY, INC.
                                 BALANCE SHEETS
                        (In thousands, except share data)
                                                                            (Unaudited)
                                                                             September       December
                                                                              25, 1999       31, 1998
                                                                            ___________     _________
ASSETS
Current assets:
  Cash....................................................................  $    3,295      $   6,791
  Accounts receivable, less allowances of $2,314 and $1,906...............      35,262         29,141
  Inventories:
    Finished goods........................................................      22,898         22,853
    Work-in-process.......................................................       8,063          7,495
    Raw materials.........................................................      11,310         16,166
                                                                            ___________     _________
                                                                                42,271         46,514
  Prepaid expenses and other current assets...............................       1,023            903
  Deferred income taxes...................................................       2,429          1,980
                                                                            ___________     _________
    Total current assets..................................................      84,280         85,329
Property, plant and equipment, net........................................      63,651         52,474
Goodwill, less accumulated amortization of $3,612 and $3,360..............       9,828         10,080
Other assets..............................................................       6,090          6,491
                                                                            ___________     _________
                                                                            $  163,849      $ 154,374
                                                                            ===========     =========
LIABILITIES
Current liabilities:
  Current maturities of long-term debt....................................  $    5,236      $   5,136
  Accounts payable........................................................      23,061         21,837
  Accrued salaries, wages and benefits....................................      12,756         11,939
  Other accrued expenses..................................................       2,225          2,009
                                                                            ___________     _________
    Total current liabilities.............................................      43,278         40,921
Long-term debt, exclusive of current maturities...........................      33,168         38,403
Deferred income taxes.....................................................      11,550         10,694
Other long-term liabilities...............................................       1,988          1,988
                                                                            ___________     _________
  Total liabilities.......................................................      89,984         92,006
                                                                            ___________     _________

STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 10,000,000  shares authorized,
  7,093,930 and 7,069,715 shares issued and outstanding...................         142            141
Capital in excess of par value............................................      35,029         37,073
Retained earnings ........................................................      38,694         25,154
                                                                            ___________     _________
  Total stockholders' equity..............................................      73,865         62,368
                                                                            ___________     _________
                                                                            $  163,849      $ 154,374
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

                         STANLEY FURNITURE COMPANY, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)



                                                                      Three Months              Nine Months
                                                                         Ended                     Ended
                                                                September     September    September   September
                                                                 25, 1999      26, 1998     25, 1999    26, 1998
                                                                _________     _________    _________   _________

Net sales.................................................       $65,319       $63,832     $192,364    $183,386

Cost of sales.............................................        48,203        48,449      142,758     138,585
                                                                _________     _________    _________   _________

  Gross profit............................................        17,116        15,383       49,606      44,801

Selling, general and administrative expenses..............         8,400         8,209       25,051      24,310
                                                                _________     _________    _________   _________

  Operating income........................................         8,716         7,174       24,555      20,491

Other expense, net........................................            28           159          335         242
Interest expense..........................................           872         1,035        2,619       3,221
                                                                _________     _________    _________   _________

  Income before income taxes..............................         7,816         5,980       21,601      17,028

Income taxes..............................................         2,859         2,274        8,061       6,472
                                                                _________     _________    _________   _________

  Net income..............................................       $ 4,957       $ 3,706     $ 13,540    $ 10,556
                                                                =========     =========    =========   =========

Earnings per share:

  Basic...................................................       $   .69       $   .52     $   1.90    $   1.51
  Diluted.................................................       $   .64       $   .46     $   1.74    $   1.32

Weighted average shares outstanding:

  Basic...................................................         7,141         7,144        7,125       7,005
  Diluted.................................................         7,762         8,063        7,804       8,003




    The accompanying notes are an integral part of the financial statements.

                         STANLEY FURNITURE COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                                                  Nine Months Ended
                                                                             September          September
                                                                              25, 1999           26, 1998
                                                                             _________          _________
Cash flows from operating activities:
Cash received from customers...........................................      $ 186,058          $ 173,838
Cash paid to suppliers and employees...................................       (156,502)          (155,948)
Interest paid..........................................................         (2,915)            (3,545)
Income taxes paid, net.................................................         (6,667)            (5,530)
                                                                             _________          _________
  Net cash provided by operating activities............................         19,974              8,815
                                                                             _________          _________

Cash flows from investing activities:
Capital expenditures...................................................        (15,475)            (4,000)
Other, net.............................................................           (157)               (13)
                                                                             _________          _________
  Net cash used by investing activities................................        (15,632)            (4,013)
                                                                             _________          _________

Cash flows from financing activities:
Purchase and retirement of common stock................................         (4,438)
Repayment of revolving credit facility.................................                              (950)
Repayment of Senior Notes..............................................         (5,135)            (5,086)
Proceeds from insurance policy loans...................................            596                536
Proceeds from exercised stock options..................................          1,139              1,518
                                                                             _________          _________
  Net cash used by financing activities................................         (7,838)            (3,982)
                                                                             _________          _________

Net increase (decrease) in cash........................................         (3,496)               820
Cash at beginning of year..............................................          6,791                756
                                                                             _________          _________
  Cash at end of period................................................      $   3,295          $   1,576
                                                                             =========          =========

Reconciliation of net income to net cash provided by operating activities:

Net income.............................................................      $  13,540          $  10,556
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization........................................          4,566              4,315
  Other, net...........................................................            131                132
  Changes in assets and liabilities:
    Accounts receivable................................................         (6,121)            (9,251)
    Inventories........................................................          4,243                534
    Prepaid expenses and other current assets..........................           (187)              (483)
    Accounts payable...................................................          1,224                637
    Accrued salaries, wages and benefits...............................            817              1,046
    Other accrued expenses.............................................          1,466              1,970
    Deferred income taxes..............................................            407               (549)
    Other assets.......................................................           (112)               (92)
                                                                             _________          _________
Net cash provided by operating activities..............................      $  19,974          $   8,815
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

 2.      Property, Plant and Equipment

                                                                  (Unaudited)
                                                                   September         December
                                                                    25, 1999         31, 1998
                                                                   _________         ________
         Land and buildings....................................     $ 34,981         $ 34,699
         Machinery and equipment...............................       60,979           51,728
         Office fixtures and equipment.........................        1,772            1,772
         Construction in progress..............................        7,524            1,876
                                                                   _________         ________
             Property, plant and equipment, at cost............      105,256           90,075
         Less accumulated depreciation.........................       41,605           37,601
                                                                   _________         ________
                                                                    $ 63,651         $ 52,474
                                                                   =========         ========

 3.      Long-Term Debt

                                                                  (Unaudited)
                                                                   September         December
                                                                    25, 1999          31,1998
                                                                   _________         ________

         7.28% senior notes due March 15, 2004.................     $ 21,429         $ 25,714
         7.57% senior note due June 30, 2005...................        6,975            7,825
         7.43% senior notes due November 18, 2007..............       10,000           10,000
                                                                   _________         ________
           Total...............................................       38,404           43,539
         Less current maturities...............................        5,236            5,136
                                                                   _________         ________
                                                                    $ 33,168         $ 38,403
                                                                   =========         ========



4.       Earnings Per Common Share

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as common stock equivalents for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (unaudited):

                                                               Three Months                 Nine Months
                                                                   Ended                        Ended
                                                          September     September      September   September
                                                           25, 1999      26, 1998       25, 1999    26, 1998
                                                          _________     _________      _________   _________
      Weighted average shares outstanding
          for basic calculation......................        7,141         7,144          7,125       7,005
      Add:  Effect of stock options..................          621           919            679         998
                                                          _________     _________      _________   _________
          Weighted average shares outstanding,
              adjusted for diluted calculation.......        7,762         8,063          7,804       8,003
                                                          =========     =========      =========   =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales increased $1.5 million, or 2.3%, for the three month period ended September 25, 1999 from the comparable 1998 period. For the nine month period, net sales increased $9.0 million, or 4.9%, from the comparable 1998 period. The Company closed its upholstery operations in the second half of 1998. Excluding upholstery sales for the three and nine month periods of 1998, wood furniture sales increased 4.1% and 7.6% in the 1999 periods, respectively. The increase was due to higher unit volume and to a lesser extent higher average selling prices. Shipments in the 1999 periods were limited by capacity constraints.

Gross profit margins for the three and nine month periods of 1999 increased to 26.2% and 25.8%, respectively, from 24.1% and 24.4% for the comparable 1998 periods. The increase resulted primarily from stable raw material cost and improved operating efficiencies. These comparisons were also favorably impacted by the phase out of upholstered products.

Selling, general and administrative expenses as a percentage of net sales for the three and nine month periods of 1999 were 12.9% and 13.0%, respectively, compared to 12.9% and 13.3% for the comparable 1998 periods. The lower year-to-date percentage in 1999 was due principally to higher net sales. Expenditures in 1999 were higher due principally to selling expenses directly attributable to increased sales. However, the majority of the increase was offset by the elimination of expenditures related to upholstered products, which were phased out in the second half of 1998.

As a result of the above, operating income as a percentage of net sales for the three and nine month periods of 1999 increased to 13.3% and 12.8%, respectively, from 11.2% of net sales for both the comparable periods.

Interest expense for the 1999 three and nine month periods decreased due to lower average debt levels.

The Company's effective income tax rate declined to 37.3% for the 1999 nine month period from 38.0% in 1998, due to lower state tax expense.

Financial Condition, Liquidity and Capital Resources

Cash generated from operations increased to $20.0 million in the 1999 period compared to $8.8 million in the 1998 period, due primarily to increased sales. The cash generated in the 1999 period was used to fund capital expenditures, reduce borrowings and repurchase the Company's common stock.

Net cash used by investing activities increased to $15.6 million in the 1999 period from $4.0 million in the 1998 period, due principally to increased capital expenditures. The 1999 increase in capital expenditures is primarily for capacity expansion projects. The Company estimates the total cost of these projects to be approximately $25 million, of which a majority is expected to be incurred in 1999. Approximately $10 million is being used to expand production capability at existing facilities to add $30-$35 million of increased sales capacity on an annualized basis. This new capacity is currently being phased in and will allow the Company to increase production for its bedroom and Young AmericaTM youth bedroom products. Approximately $15 million is being used to purchase and equip a facility dedicated to the production of home office furniture. This facility is expected to begin operation early next year and should provide $50-$60 million of sales capacity on an annualized basis when in full production in two to three years. Including expenditures related to the expansion projects, capital expenditures in 1999 are anticipated to be approximately $26 million. The remaining expenditures in the current period and the expenditures in the 1998 period were primarily for plant and equipment and other assets in the normal course of business.

Net cash used by financing activities was $7.8 million in the 1999 period compared to $4.0 million in the 1998 period. In the 1999 period, the purchase of common stock and reduction in borrowings were financed by cash generated from operations and proceeds from the exercise of stock options. In the 1998 period, cash generated from operations and proceeds from the exercise of stock options were used to reduce borrowings.

In October 1998, the Company's Board of Directors authorized the use of up to $10 million to repurchase shares of its common stock. In August 1999, the Company's Board of Directors increased the authorization to $20 million. Consequently, the Company may, from time to time, either directly or through agents, repurchase its common stock in the open market through negotiated purchases or otherwise, at prices and on terms satisfactory to the Company. The Company has utilized $10 million to purchase 526,750 shares of its common stock at an average price of $18.97 per share, including the purchase of 211,750 shares at an average price of $20.96 per share during the nine month period ended September 25, 1999. Depending on market prices and other conditions relevant to the Company, such purchases may be discontinued at any time.

At September 25, 1999, long-term debt including current maturities was $38.4 million and approximately $24.0 million of additional borrowings were available under the Company's revolving credit facility. Debt service requirements are $5.2 million in 2000, $6.7 million in 2001, $6.8 million in 2002, and $6.9 million in 2003. The Company believes that its financial resources are adequate to support its capital needs, debt service requirements and stock repurchase programs.

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

The Company created a cross-functional Y2K team for the purpose of directing the Company's compliance efforts and identifying and addressing the impact of noncompliance on information technology systems and non-information technology systems. An inventory of all the Company's equipment containing date sensitive embedded technology has been completed. All equipment has been either tested and/or certified to be Y2K compliant. However, additional testing will continue for the balance of the year. Since 1996, the Company has been upgrading its information systems technology with Y2K compliant software to support its sales, manufacturing and administrative functions. At the present time, the Company believes it has completed all of the necessary internal software and hardware implementation required for Y2K compliance. The Company does not believe any material exposures or contingencies exist with respect to its internal information systems.

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











PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         On July 9, 1999, the United States Environmental Protection Agency served the Company with an administrative complaint citing the alleged failure of a July 1998 compliance test of one boiler at the Stanleytown, Virginia facility and seeking a civil fine in the amount of $175,000. The Company intends to vigorously contest the complaint and in August 1999 filed its answer seeking an elimination of the civil fine. The Company believes that the cost related to the complaint will not have a material adverse effect on the Company's financial condition or results of operations.

Item 5.  Other Information

         In July 1999, the number of directors constituting the Company's Board of Directors was increased to six and Robert G. Culp, III was elected a director with a term expiring at the 2002 Annual Meeting of Stockholders. Mr. Culp is Chairman of the Board and Chief Executive Officer and a director of Culp, Inc., a manufacturer and marketer of furniture upholstery fabrics and mattress fabrics.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 27.1 Financial Data Schedule for the quarter ended September 25, 1999.*

(b)      Reports on Form 8-K
         A report on Form 8-K was filed on August 30, 1999 to announce the Company's Board of Directors' authorization to use an additional $10 million to repurchase the Company's common stock.
_____________________
* Filed herewith.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      STANLEY FURNITURE COMPANY, INC.


Date: October 12, 1999                By:/s/Douglas I. Payne
                                      ______________________________________
                                      Douglas I. Payne
                                      Sr. V.P. - Finance and Administration,
                                                 Secretary and Treasurer
                                                 (Principal Financial and
                                                  Accounting Officer)