Form 10-K
period 1999-12-31
STANLEY FURNITURE CO INC/
filed 2000-02-04
CIK 797465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days: Yes (x) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter)is not contained herein,

and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price on January 28, 2000: $123 million

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of January 28, 2000:

Common Stock, par value $.02 per share                            7,113,655
       (Class of Common Stock)                                 Number of Shares

Documents  incorporated  by  reference:   Portions  of  the  Registrant's  Proxy
Statement for its Annual Meeting of Stockholders scheduled for April 19, 2000 are incorporated by reference into Part III.

                                TABLE OF CONTENTS

Part I                                                                      Page


  Item 1   Business.........................................................   3
  Item 2   Properties.......................................................   6
  Item 3   Legal Proceedings................................................   6
  Item 4   Submission of Matters to a Vote of Security Holders..............   6



Part II

  Item 5   Market for Registrant's Common Equity and Related Stockholder
               Matters......................................................   8
  Item 6   Selected Financial Data..........................................   9
  Item 7   Management's Discussion and Analysis of Financial Condition and
               Results of Operations........................................  10
  Item 7A  Quantitative and Qualitative Disclosures about Market Risks......  13
  Item 8   Financial Statements and Supplementary Data......................  13
  Item 9   Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure.........................................  13



Part III

  Items 10 through 13.......................................................  13



Part IV

  Item 14     Exhibits, Financial Statement Schedule and Reports on Form 8-K  13

      Signatures  ..........................................................  18

      Index to Financial Statements and Schedule............................ F-1

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

Products and Styles

      The Company's product lines cover all major design categories, and include collections (dining room, bedroom, tables and entertainment units), youth bedroom (Young AmericaTM) and home office furniture. The Company believes that the diversity of its product lines enables it to anticipate and respond quickly to changing consumer preferences and provides retailers a complete wood furniture resource in the upper-medium price range. The Company intends to continue developing its product styles with particular emphasis on home office and youth bedroom. The Company believes that its products represent good value and that the quality and style of its furniture compare favorably with more premium-priced products.

      The Company provides products in a variety of woods, veneers, and finishes. The number of styles by product line currently marketed by the Company is set forth in the following table:

                                      Number of Styles
      Collections:
         Dining room.....................................................     18
         Bedroom.........................................................     22
         Tables..........................................................     15
         Entertainment units.............................................      9
      Youth bedroom (Young America(TM))..................................     15
      Home office........................................................      7

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

Distribution

      The Company has developed a broad domestic and international customer base and sells its furniture through approximately 70 independent sales representatives to independent furniture retailers, department stores and regional chain stores. Representative customers include Homelife, Rooms To Go, J.C. Penney, Furnitureland South, Baer's, Breuners Home Furnishings, Robb & Stucky, Nebraska Furniture Mart, Jordan's and Wickes. The Company believes this broad network reduces its exposure to regional recessions, and allows it to capitalize on emerging channels of distribution. The Company offers tailored marketing programs to address each channel of distribution.

      The general marketing practice followed in the furniture industry is to exhibit products at international and regional furniture markets. In the spring and fall of each year, an eight-day furniture market is held in High Point, North Carolina, which is attended by most buyers and is regarded by the industry as the international market. The Company utilizes approximately 60,000 square feet of showroom space at the High Point market to introduce new products, increase sales of its existing products, and test ideas for future products.

      The Company has sold to approximately 3,500 customers during 1999, and approximately 6% of the Company's sales in 1999 were to international customers. No single customer accounted for more than ten percent of the Company's sales in 1999. No material part of the Company's business is dependent upon a single customer, the loss of which would have a material effect on the business of the Company. The loss of several of the Company's major customers could have a material impact on the business of the Company.

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

      The Company operates manufacturing facilities in North Carolina and Virginia consisting of an aggregate of more than 3.6 million square feet. The Company considers its present equipment to be generally modern, adequate and well maintained.

      The Company schedules production of its various styles based upon actual and anticipated orders. The Company's manufacturing processes enable it to fill orders through manufacturing rather than inventory. As a result, the Company shipped customer orders within 25 days on average during 1999 with average finished goods inventory turns of 8.1. Since the Company ships customer orders on average in about three weeks, management believes that the size of its backlog is not necessarily indicative of its long-term operations. The Company's backlog of unshipped orders was $42.4 million at December 31, 1999 and $36.6 million at December 31, 1998.

Raw Materials

      The principal materials used by the Company in manufacturing its products include lumber, veneers, plywood, particle board, hardware, glue, finishing materials, glass products, laminates, fabrics and metals. The Company uses a variety of species of lumber, including cherry, oak, ash, poplar, pine, maple, and mahogany. The Company's five largest suppliers accounted for approximately 15% of its purchases in 1999. The Company believes that its sources of supply for these materials are adequate and that it is not dependent on any one supplier.

Competition

      The Company is the fourteenth largest furniture manufacturer in North America based on 1998 sales, according to Furniture/Today, a trade publication. The furniture industry is highly competitive and includes a large number of foreign and domestic manufacturers, none of which dominates the market. The markets in which the Company competes include a large number of relatively small manufacturers; however, certain competitors of the Company have substantially greater sales volumes and financial resources than the Company. Competitive factors in the upper-medium price range include style, price, quality, delivery, design, service, and durability. The Company believes that its manufacturing processes, its long-standing customer relationships and customer responsiveness, its consistent support of existing diverse product lines that are high quality and good value, and its experienced management are competitive advantages.

Associates

      At December 31, 1999, the Company employed approximately 3,100 associates. None of the Company's associates is represented by a labor union. The Company considers its relations with its associates to be good.

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

Forward-Looking Statements

      Certain statements made in this Annual Report on Form 10-K are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include the cyclical nature of the furniture industry, fluctuations in the price for lumber which is the most significant raw material used by the Company, competition in the furniture industry, capital costs, delays in planned expansions and general economic conditions.

Item 2.    Properties

      Set forth below is certain information with respect to the Company's principal properties. The Company believes that all these properties are well maintained and in good condition. All Company plants are equipped with automatic sprinkler systems and modern fire protection equipment, which management believes are adequate. All facilities set forth below are active and operational. The Company believes its manufacturing facilities are being efficiently utilized and each facility is focused on specific product lines to optimize efficiency. The Company estimates that its facilities are presently operating near capacity, principally on a one-shift basis. The Martinsville, VA facility is expected to begin production in early 2000 and is anticipated to add approximately $50-$60 million in additional sales capacity when in full production in two to three years.

                                                     Approximate       Owned
                                                    Facility Size        or
            Location               Primary Use      (Square Feet)      Leased

         Stanleytown, VA            Manufacturing     1,721,000        Owned
                                    and Corporate
                                    Headquarters
         Martinsville, VA           Manufacturing       300,000        Owned
         West End, NC               Manufacturing       470,000        Owned(1)
         Lexington, NC              Manufacturing       635,000        Owned
         Robbinsville, NC           Manufacturing       540,000        Owned
         High Point, NC             Showroom             63,000        Leased(2)
------------------------------------
(1)  This plant leases its lumber yard; lease expires May 31, 2007.
(2)  Lease expires October 31, 2004.

Item 3.    Legal Proceedings

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

Item 4.    Submission of Matters to a Vote of Security Holders

     None.














Executive Officers of the Registrant

      The Company's executive officers and their ages as of January 1, 2000 as follows:

Name                                  Age    Position

Albert L. Prillaman...........        54     Chairman, President and Chief
                                               Executive Officer
John W. Johnson   ............        55     Senior Vice President-Manufacturing
Douglas I. Payne  ............        41     Senior Vice President -
                                             Finance and Administration,
                                               Treasurer and Secretary
William A. Sibbick............        43     Senior Vice President -Sales
Kelly S. Cain  ...............        45     Senior Vice President -
                                               Product Development
                                               and Merchandising
Robert A. Sitler, Jr..........        39     Vice President - Human Resources

      Albert L. Prillaman has been President and Chief Executive Officer of the Company since December 1985 and Chairman of the Board of Directors since September 1988. Prior thereto, Mr. Prillaman served as a Vice President of the Company and President of the Stanley Furniture division of the Company's predecessor since 1983, and in various executive and other capacities with the Stanley Furniture division of the predecessors of the Company since 1969. Mr. Prillaman is a director of American Woodmark Corporation.

      John W. Johnson has been Senior Vice President-Manufacturing since December 1998. He was Vice President of Manufacturing from November 1984 until December 1998. Prior to that time, Mr. Johnson held various management positions related to manufacturing since his employment by the Company in 1966.

      Douglas I. Payne has been Senior Vice President-Finance and Administration since December 1996. He was Vice President of Finance and Treasurer of the Company from September 1993 to December 1996. Prior to that time, Mr. Payne held various financial management positions since his employment by the Company in 1983. Mr. Payne has been Secretary of the Company since 1988.

      William A. Sibbick has been Senior Vice President-Sales since December 1997. He was Vice President-Product Development and Merchandising-Dining Room and Occasional from December 1996 to December 1997. He was Vice President - Product Development and Merchandising from April 1995 until December 1996. Prior to that time, Mr. Sibbick held various management positions related to product development since his employment by the Company in 1989.

      Kelly S. Cain has been Senior Vice President-Product Development and Merchandising since December 1997. He was Vice President-Product Development and Merchandising for bedroom product lines from December 1996 to December 1997. He was Vice President-Sales National Accounts from April 1993 to December 1996. Prior to that time, Mr. Cain held various management positions in sales and marketing since his employment by the Company in 1985.

      Robert A. Sitler, Jr. has been Vice President-Human Resources since December 1998. He was a plant manager from December 1996 to December 1998 and a plant superintendent from August 1995 to December 1996. Prior to that time, he held various management positions in manufacturing and credit since his employment by the Company in 1985.

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

                                                          High              Low
              1999

              First Quarter..............                $22.63           $16.50
              Second Quarter.............                 23.63            19.00
              Third Quarter..............                 24.50            18.75
              Fourth Quarter.............                 22.25            17.00

              1998

              First Quarter..............                $20.13           $13.50
              Second Quarter.............                 27.50            17.88
              Third Quarter..............                 27.50            16.50
              Fourth Quarter.............                 19.75            10.38



As of January 24, 2000, there were approximately 2,500 beneficial stockholders. To date the Company has retained all earnings to finance the growth and development of its business. However, the Company will continue to evaluate its dividend policy, and any future payments will depend upon the financial condition, capital requirements, and earnings of the Company, as well as other factors that the Board of Directors may deem relevant. The Company's ability to pay dividends is restricted under certain loan covenants. See Note 3 of the Notes to Financial Statements.

Item 6.     Selected Financial Data

                                                                         Years Ended December 31,
                                                   1999          1998          1997          1996          1995
                                                              (in thousands, except per share data)

Income Statement Data:
Net sales..................................      $264,717      $247,371      $211,905      $201,905      $174,179
Cost of sales..............................       196,631       186,931       159,453       153,332       137,621
                                                 --------      --------      --------      --------      --------
  Gross profit.............................        68,086        60,440        52,452        48,573        36,558
Selling, general and administrative
  expenses.................................        33,796        32,496        29,949        30,403        26,454
Unusual items, net (1).....................                                                                  (136)
                                                 --------      --------      --------      --------      --------
  Operating income.........................        34,290        27,944        22,503        18,170        10,240
Other expense, net ........................           388           411           276           616           433
Interest expense...........................         3,478         4,164         3,538         3,344         3,534
                                                 --------      --------      --------      --------      --------
  Income from continuing operations
    before income taxes....................        30,424        23,369        18,689        14,210         6,273
Income taxes...............................        11,211         8,886         7,102         5,470         2,384
                                                 --------      --------      --------      --------      --------
  Income from continuing operations........      $ 19,213      $ 14,483      $ 11,587      $  8,740      $  3,889
                                                 ========      ========      ========      ========      ========
Basic Earnings Per Share:(2)
Income from continuing operations..........      $   2.70      $   2.07      $   1.38      $    .92      $    .41
                                                 ========      ========      ========      ========      ========
Weighted average shares(3).................         7,119         7,008         8,394         9,444         9,454
                                                 ========      ========      ========      ========      ========
Diluted Earnings Per Share:(2)
Income from continuing operations..........      $   2.47      $   1.82      $   1.25      $    .88      $    .41
                                                 ========      ========      ========      ========      ========
Weighted average shares(3).................         7,770         7,963         9,278         9,890         9,454
                                                 ========      ========      ========      ========      ========
Balance Sheet and Other Data:
Cash.......................................      $  3,597      $  6,791      $    756      $  8,126      $    298
Inventories................................        43,580        46,514        45,730        40,239        40,167
Working capital............................        38,531        44,408        41,440        46,225        42,422
Total assets...............................       170,522       154,374       143,225       141,510       134,551
Long-term debt including
  current maturities (3) ..................        38,404        43,539        52,577        39,350        41,067
Stockholders' equity (3)(4)................        79,573        62,368        48,247        61,617        54,739
Capital expenditures(5)....................        25,566         6,680         4,076         3,599        14,225





(1) In 1995, the Company recognized a pretax credit of $1.1 million after it was released from a lease obligation at a previously closed manufacturing facility. Also included is a pretax charge for a severance accrual.

(2) Amounts have been retroactively adjusted to reflect the two-for-one stock split, distributed in the form of a stock dividend, on May 15, 1998.

(3) The Company purchased 226,750, 315,000 and 2,326,402 shares of its common stock for a total consideration of $4.7 million, $5.6 million and $25.3 million in 1999, 1998 and 1997, respectively. In 1998, the Company issued 103,400 shares to the Stanley Retirement Plan.

(4) No dividends have been paid on the Company's common stock during any of the years presented.

(5) In 1999, the Company spent $10 million on expansion projects at existing facilities and $15 million to purchase and equip a new facility. In 1995, the Company spent $10 million to purchase two previously leased manufacturing facilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Selected Financial Data and the Financial Statements and Notes thereto contained elsewhere herein.

Results of Operations

      The following table sets forth the percentage relationship to net sales of certain items included in the Statements of Income:

                                                      For the Years Ended
                                                          December 31,
                                               1999          1998          1997

Net sales..............................       100.0%        100.0%        100.0%
Cost of sales..........................        74.3          75.6          75.3
                                              -----         -----         -----
  Gross profit.........................        25.7          24.4          24.7
Selling, general and administrative
  expenses.............................        12.7          13.1          14.1
                                              -----         -----         -----
     Operating income..................        13.0          11.3          10.6
Other expenses, net....................          .2            .1            .1
Interest expense.......................         1.3           1.7           1.6
                                              -----         -----         -----
  Income from operations before
    income taxes.......................        11.5           9.5           8.9
Income taxes...........................         4.2           3.6           3.4
                                              -----         -----         -----
  Income from operations...............         7.3%          5.9%          5.5%
                                              =====         =====         =====

1999 Compared to 1998

      Net sales increased $17.3 million, or 7.0%, for 1999 compared to 1998. The Company ceased its upholstery operations in the second half of 1998. Excluding upholstered product sales in 1998, wood furniture sales increased 9.1% for 1999. The increase was due to higher unit volume and to a lesser extent higher average selling prices. Capacity constraints limited shipments during 1999.

      Gross profit margin for 1999 increased to 25.7% from 24.4% for 1998. The increase resulted primarily from improved operating efficiencies and the favorable impact in 1999 from the phase out of upholstered products in the prior year.

      Selling, general and administrative expenses as a percentage of net sales were 12.7% and 13.1% for 1999 and 1998, respectively. The lower percentage in 1999 was due principally to higher net sales. Expenditures in 1999 were higher due principally to selling expenses directly attributable to increased sales. However, the majority of the increase was offset by the elimination of expenditures related to upholstered products.

      As a result of the above, operating income increased to $34.3 million, or 13.0% of net sales, from $27.9 million, or 11.3% of net sales, in 1998.

      Interest expense for 1999 decreased due to lower average debt levels.

      The Company's effective income tax rate declined to 36.9% for 1999 from 38.0% in 1998, due to state income tax credits related to expansion projects.

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

      During the second half of 1998, the Company ceased its upholstery operations. Upholstered products accounted for less than 3.0% of net sales and resulted in a pretax operating loss of approximately $1 million in both 1998 and 1997.

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

Financial Condition, Liquidity and Capital Resources

      The Company generated cash from operations of $27.8 million in 1999 compared to $25.0 million in 1998 and $8.3 million in 1997. The increase in 1999 compared to 1998 was due primarily to increased sales. The increase in 1998 compared to 1997 was due primarily to increased sales and to a lesser extent, lower tax payments. The Company used the cash generated from operations in 1999, 1998 and 1997 to fund capital expenditures, reduce borrowings and repurchase its common stock.

      Net cash used by investing activities was $23.0 million in 1999 compared to $6.5 million and $4.2 million in 1998 and 1997, respectively. The 1999 increase was due principally to increased capital expenditures related to capacity expansion projects. Capital expenditures for 1999 aggregated $25.6 million, reflecting $22.9 million of cash expenditures and $2.7 million in accounts payable. Approximately $10 million was used to expand production capability at existing facilities to add $30-$35 million of increased sales capacity on an annualized basis for the Company's bedroom and Young America(TM) youth bedroom products. This new capacity enabled the Company to increase sales 13% in the fourth quarter of 1999 compared to the prior year quarter. Approximately $15 million was used to purchase and equip a facility dedicated to the production of home office furniture. This facility is expected to begin operation in the first quarter of 2000 and should provide $50-$60 million of sales capacity on an annualized basis when in full production in two to three years. The remaining expenditures in 1999 and the expenditures in 1998 and 1997 were primarily for plant and equipment and other assets in the normal course of business. Capital expenditures in 2000 are anticipated to be approximately $6-$7 million.

      Net cash used by financing activities was $7.9 million, $12.5 million and $11.5 million in 1999, 1998 and 1997, respectively. In 1999, the purchase of common stock and the reduction in borrowings were financed from operations, cash on hand and the proceeds from the exercise of stock options. In 1998, the purchase of common stock and the reduction in borrowings were financed by cash generated from operations and the proceeds from the exercise of stock options. In 1997, the purchase of common stock was financed by the private placement of debt, the revolving credit facility and cash generated from operations.

      During 1999, the Company's Board of Directors increased the authorization to repurchase shares of its common stock to $20 million. Consequently, the Company may, from time to time, either directly or through agents, repurchase its common stock in the open market, through negotiated purchases or otherwise, at prices and on terms satisfactory to the Company. Since October 1998, the Company has utilized $10.3 million to purchase a total of 541,750 shares of its common stock at an average price of $18.94 per share, including the purchase of 226,750 shares at an average price of $20.76 per share in 1999. Depending on market prices and other conditions relevant to the Company, such purchases may be discontinued at any time.

      At December 31, 1999, long-term debt, including current maturities, was $38.4 million. Approximately $24.0 million of additional borrowing capacity was available under a revolving credit facility. Also, the Company had cash on hand of $3.6 million. Annual debt service requirements are $5.2 million in 2000, $6.7 million in 2001, $6.8 million in 2002, $6.9 million in 2003, and $7.0 million in 2004. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

Year 2000

      The conversion from calendar year 1999 to calendar year 2000 occurred without any disruption to the Company's critical business systems. Since 1996, the Company has been upgrading its information systems with Year 2000 (Y2K) compliant software and hardware. These actions have minimized Y2K related capital costs and expenses, which is estimated at less than $1.0 million. The Company will continue to monitor Y2K related exposures both internally and with its suppliers, customers and other business partners. Such monitoring will be ongoing and encompassed in normal operations and associated costs are not expected to be significant.

Item 7A.Quantitative and Qualitative Disclosures about Market Risks

            Not applicable.

Item 8.   Financial Statements and Supplementary Data

      The financial statements and schedule listed in Items 14(a)(1) and (a)(2) hereof are incorporated herein by reference and are filed as part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

      In accordance with general instruction G(3) of Form 10-K, the information called for by Items 10, 11, 12, and 13 of Part III is incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled for April 19, 2000, except for information concerning the executive officers of the Registrant which is included in Part I of this report under the caption "Executive Officers of the Registrant."

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)   Documents filed as a part of this Report:

(1) The following financial statements are included in this report on Form 10-K:

      Report of Independent Accountants

      Balance Sheets as of December 31, 1999 and 1998

      Statements of Income for each of the three years in the period ended
       December 31, 1999

      Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 1999

      Statements of Cash Flows for each of the three years in the period ended
       December 31, 1999

      Notes to Financial Statements

(2)   Financial Statement Schedule:

      Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 1999

(b) The following reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report:

      None.

(c)   Exhibits:

 3.1 The Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-K (Commission File No. 0-19938) for the year ended December 31, 1998).

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

 4.2 Note Agreement dated February 15, 1994 between the Registrant and the Prudential Insurance Company of America (Incorporated by reference to
         Exhibit 4.6 to the Registrant's Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1993).

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

4.6 Amendment, dated as of May 10, 1999, to Note Agreements, dated February 15, 1994 and June 29, 1995, between the Registrant and The Prudential Insurance Company of America (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended June 26, 1999).

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

10.6 Supplemental Retirement Plan of Stanley Furniture Company, Inc., as restated effective January 1, 1993. (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-K (Commission File
         No. 0-14938) for the year ended December 31, 1993).(2)

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

10.12 1992 Stock Option Plan (incorporated by reference to Registrant's Registration Statement on Form S-8 No. 33-58396).(2)

10.13 1994 Stock Option Plan. (incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1994).(2)

10.14 1994 Executive Loan Plan. (incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1994).(2)

10.15 Employment agreement dated as of June 1, 1996, between Douglas I. Payne and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended June 30, 1996).(2)

10.16 Amendment No. 1, dated as of October 1, 1996, to the Employment Agreement, dated as of January 1, 1991, between the Registrant and Albert L. Prillaman (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended September 29, 1996).(2)

10.17 Assignment and Transfer Agreement, dated as of October 8, 1996, between National Canada Finance Corp. and National Bank of Canada relating to the Second Amended and Restated Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended September 29, 1996).

10.18 Second Amendment, dated as of October 14, 1996, to the Second Amended and Restated Revolving Credit Facility (incorporated by reference to
         Exhibit 10.2 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended September 29, 1996).

10.19 Third Amendment, dated as of June 24, 1997, to the Second Amended and Restated Revolving Credit Facility and Term Loan Agreement dated February 15, 1994 between the Registrant, National Canada Finance Corp., and the National Bank of Canada (incorporated by reference to Exhibit 99.4 to the Registrant's Form 8-K (Commission File No. 0-14938) filed July 9, 1997).

10.20 Fourth Amendment, dated February 24, 1998, to the Second Amended and Restated Revolving Credit Facility and Term Loan Agreement dated February 15, 1994 between the Registrant, National Canada Finance Corp., and the National Bank of Canada (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended March 28, 1998).

10.21 Fifth Amendment, dated as of March 10, 1999, to the Second Amended and Restated Revolving Credit Facility and Term Loan Agreement dated February 15, 1994 among the Registrant, National Canada Finance Corp., and the National Bank of Canada (incorporated by reference to Exhibit
         10.1 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended March 27, 1999).

10.22 Employment Agreement dated as of April 1, 1999 between John W. Johnson and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended March 27, 1999).(2)

10.23 Employment Agreement dated as of April 1, 1999 between William A. Sibbick, Jr. and the Registrant (incorporated by reference to Exhibit
         10.3 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended March 27, 1999).(2)

10.24 Employment Agreement dated as of April 1, 1999 between Kelly S. Cain and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended March 27, 1999).(2)

21       Listing of Subsidiaries:

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

                                                 STANLEY FURNITURE COMPANY, INC.

February 4, 2000                                 By:   /s/Albert L. Prillaman
                                                       Albert L. Prillaman
                                                       Chairman, President, and
                                                       Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                         Title                            Date

/s/Albert L. Prillaman      Chairman, President, and Chief      February 4, 2000
(Albert L. Prillaman)        Executive Officer, and Director
                             (Principal Executive Officer)

/s/Douglas I. Payne         Senior Vice President - Finance     February 4, 2000
(Douglas I. Payne)           and Administration, Treasurer
                             and Secretary (Principal
                             Financial and Accounting Officer)

/s/Robert G. Culp, III      Director                            February 4, 2000
(Robert G. Culp, III)

/s/David V. Harkins         Director                            February 4, 2000
(David V. Harkins)

/s/Edward J. Mack           Director                            February 4, 2000
(Edward J. Mack)

/s/Thomas L. Millner        Director                            February 4, 2000
(Thomas L. Millner)

/s/T. Scott McIlhenny, Jr.  Director                            February 4, 2000
(T.Scott McIlhenny, Jr.)

                        STANLEY FURNITURE COMPANY, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Financial Statements                                                        Page

Report of Independent Accountants....................................        F-2

Balance Sheets as of December 31, 1999 and 1998......................        F-3

Statements of Income for each of the three years in the period
  ended December 31, 1999............................................        F-4

Statements of Changes in Stockholders' Equity for each of the
  three years in the period ended December 31, 1999..................        F-5

Statements of Cash Flows for each of the three years in the period
  ended December 31, 1999............................................        F-6

Notes to Financial Statements........................................        F-7


Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts for each of the
  three years in the period ended December 31, 1999..................        S-1

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Stanley Furniture Company, Inc.

In our  opinion,  the  financial  statements  listed in the  accompanying  index present fairly, in all material respects, the financial position of Stanley Furniture Company, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                      PricewaterhouseCoopers LLP



Richmond, Virginia
January 24, 2000


                         STANLEY FURNITURE COMPANY, INC.
                                 BALANCE SHEETS
                       (in thousands, except share data)
                                                                              December 31,
                                                                         1999              1998
                                                                      ----------        ----------
ASSETS
Current assets:

  Cash ..........................................................       $  3,597          $  6,791
  Accounts receivable, less allowances of $2,050 and $1,906......         32,133            29,141
  Inventories:
    Finished goods...............................................         22,393            22,853
    Work-in-process..............................................          8,432             7,495
    Raw materials................................................         12,755            16,166
                                                                        --------          --------
      Total inventories..........................................         43,580            46,514

  Prepaid expenses and other current assets......................          1,011               903
  Deferred income taxes..........................................          2,463             1,980
                                                                        --------          --------
    Total current assets.........................................         82,784            85,329

Property, plant and equipment, net...............................         72,100            52,474
Goodwill, less accumulated amortization of $3,696 and $3,360.....          9,744            10,080
Other assets.....................................................          5,894             6,491
                                                                        --------          --------
    Total assets.................................................       $170,522          $154,374
                                                                        ========          ========

LIABILITIES
Current liabilities:

  Current maturities of long-term debt...........................       $  5,236          $  5,136
  Accounts payable...............................................         25,836            21,837
  Accrued salaries, wages and benefits...........................         10,864            11,939
  Other accrued expenses.........................................          2,317             2,009
                                                                        --------          --------
    Total current liabilities....................................         44,253            40,921

Long-term debt, exclusive of current maturities..................         33,168            38,403
Deferred income taxes............................................         11,072            10,694
Other long-term liabilities......................................          2,456             1,988
                                                                        --------          --------
  Total liabilities..............................................         90,949            92,006
                                                                        --------          --------

STOCKHOLDERS' EQUITY

Common stock, $.02 par value, 10,000,000 shares authorized,
  7,113,655 and 7,069,715 shares issued and outstanding..........            142               141
Capital in excess of par value...................................         35,064            37,073
Retained earnings................................................         44,367            25,154
                                                                        --------          --------
  Total stockholders' equity.....................................         79,573            62,368
                                                                        --------          --------
     Total liabilities and stockholders' equity..................       $170,522          $154,374
                                                                        ========          ========


                   The accompanying notes are an integral part
                          of the financial statements.



                         STANLEY FURNITURE COMPANY, INC.
                              STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                                  For the Years Ended
                                                                      December 31,
                                                         ---------------------------------------
                                                         1999             1998              1997
                                                         ----             ----              ----

Net sales........................................      $264,717         $247,371          $211,905

Cost of sales....................................       196,631          186,931           159,453
                                                       --------         --------          --------

  Gross profit...................................        68,086           60,440            52,452

Selling, general and administrative expenses.....        33,796           32,496            29,949
                                                       --------         --------          --------

  Operating income...............................        34,290           27,944            22,503

Other expense, net...............................           388              411               276
Interest expense.................................         3,478            4,164             3,538
                                                       --------         --------          --------

  Income before income taxes.....................        30,424           23,369            18,689

Income taxes.....................................        11,211            8,886             7,102
                                                       --------         --------          --------

  Net income.....................................      $ 19,213         $ 14,483          $ 11,587
                                                       ========         ========          ========

Earnings per share:

  Basic..........................................      $   2.70         $   2.07          $   1.38
                                                       ========         ========          ========
  Diluted........................................      $   2.47         $   1.82          $   1.25
                                                       ========         ========          ========

Weighted average shares outstanding:

  Basic..........................................         7,119            7,008             8,394
                                                       ========         ========          ========
  Diluted........................................         7,770            7,963             9,278
                                                       ========         ========          ========










                   The accompanying notes are an integral part
                          of the financial statements.


                         STANLEY FURNITURE COMPANY, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
        For each of the three years in the period ended December 31, 1999
                                 (in thousands)

                                                                                     Capital
                                                                Common Stock            In        Retained
                                                             -------------------    Excess of     Earnings
                                                             Shares        Amount   Par Value     (Deficit)
                                                             ------         ----    --------      --------


Balance at January 1, 1997.............................       9,158         $183     $62,350       $  (916)

Purchase and retirement of stock.......................      (2,326)         (46)    (25,283)

Compensation expense for executive loan plan, net......                                  133

Exercise of stock options..............................          34                      239

Net income.............................................                                             11,587
                                                              -----         ----     -------       -------

  Balance at December 31, 1997.........................       6,866          137      37,439        10,671

Purchase and retirement of stock.......................        (315)          (6)     (5,547)

Issuance of stock to the Stanley
  Retirement Plan......................................         103            2       1,872

Compensation expense and stock issuance related
  to the executive loan plan...........................         100            2         131

Exercise of stock options..............................         316            6       3,178

Net income.............................................                                             14,483
                                                              -----         ----     -------       -------

  Balance at December 31, 1998.........................       7,070          141      37,073        25,154

Purchase and retirement of stock.......................        (227)          (4)     (4,704)

Exercise of stock options..............................         271            5       2,695

Net income.............................................                                             19,213
                                                              -----         ----     -------       -------

  Balance at December 31, 1999.........................       7,114         $142     $35,064       $44,367
                                                              =====         ====     =======       =======

                   The accompanying notes are an integral part
                          of the financial statements.



                         STANLEY FURNITURE COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                  For the Years Ended
                                                                      December 31,
                                                         ---------------------------------------
                                                         1999             1998              1997
                                                         ----             ----              ----
Cash flows from operating activities:

  Cash received from customers....................     $261,566         $245,492          $207,590
  Cash paid to suppliers and employees............     (220,642)        (209,030)         (187,346)
  Interest paid...................................       (3,527)          (4,228)           (3,403)
  Income taxes paid, net..........................       (9,620)          (7,211)           (8,529)
                                                       --------         --------          --------

    Net cash provided by operating activities.....       27,777           25,023             8,312
                                                       --------         --------          --------

Cash flows from investing activities:

  Capital expenditures............................      (22,866)          (6,680)           (4,076)
  Purchase of other assets........................         (157)            (106)             (143)
  Proceeds from sale of assets....................                           297
                                                       --------         --------          --------

    Net cash used by investing activities.........      (23,023)          (6,489)           (4,219)
                                                       --------         --------          --------

Cash flows from financing activities:

  Purchase and retirement of common stock.........       (4,708)          (5,553)          (25,329)
  Issuance of senior notes........................                                          10,000
  Repayment of senior notes.......................       (5,135)          (5,086)             (725)
  Proceeds from (repayment of) revolving
    credit facility, net..........................                        (3,952)            3,952
  Proceeds from exercise of stock options.........        1,299            1,556               160
  Other, net......................................          596              536               479
                                                       --------         --------          --------

    Net cash used by financing activities.........       (7,948)         (12,499)          (11,463)
                                                       --------         --------          --------

Net increase (decrease) in cash...................       (3,194)           6,035            (7,370)
Cash at beginning of year.........................        6,791              756             8,126
                                                       --------         --------          --------

  Cash at end of year.............................     $  3,597         $  6,791          $    756
                                                       ========         ========          ========





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

      The Company operates in one business segment. Substantially all revenues result from the sale of residential furniture products. Substantially all of the Company's trade accounts receivable are due from retailers in this market, which consists of a large number of entities with a broad geographical dispersion.

Revenue Recognition

      Revenue is recognized upon shipment of product.

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

Capitalized Software Cost

      The Company amortizes certain purchased computer software costs using the straight-line method over the economic lives of the related products not to exceed five years. Unamortized cost at December 31, 1999 and 1998 was $815,000 and $831,000, respectively.

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

Fair Value of Financial Instruments

      The fair value of the Company's long-term debt is estimated using discounted cash flow analysis based on the incremental borrowing rates currently available to the Company for loans with similar terms and maturities. At December 31, 1999, the fair value approximated the carrying amount. The fair value of trade receivables, trade payables and letters of credit approximate the carrying amount because of the short maturity of these instruments.

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

2.    Property, Plant and Equipment

                                                      Depreciable
                                                        lives                  (in thousands)
                                                      (in years)           1999              1998
                                                      ----------           ----              ----
      Land and buildings..........................     20 to 50         $ 35,871           $34,699
      Machinery and equipment.....................      5 to 12           62,120            51,728
      Office furniture and equipment..............      3 to 10            1,732             1,772
      Construction in progress....................                        15,528             1,876
                                                                        --------           -------
        Property, plant and equipment, at cost....                       115,251            90,075
      Less accumulated depreciation...............                        43,151            37,601
                                                                        --------           -------
        Property, plant and equipment, net........                      $ 72,100           $52,474
                                                                        ========           =======

      Capital expenditures for 1999 aggregated $25.6 million, reflecting $22.9 million of cash expenditures and $2.7 million in accounts payable.

                         STANLEY FURNITURE COMPANY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 3.    Long-Term Debt

                                                                               (in thousands)
                                                                           1999             1998
                                                                           ----             ----
      7.28% Senior notes due March 15, 2004................              $21,429           $25,714
      7.57% Senior note due June 30, 2005..................                6,975             7,825
      7.43% Senior notes due November 18, 2007.............               10,000            10,000
                                                                        --------          --------
        Total..............................................               38,404            43,539
      Less current maturities..............................                5,236             5,136
                                                                       ---------         ---------
      Long-term debt, exclusive of current maturities......              $33,168           $38,403
                                                                         =======           =======

      The Company has a revolving credit facility which provides for borrowings of up to $25.0 million through August 2000, automatically renewable thereafter for one year periods unless terminated by either party. Interest under the facility is payable monthly at prime (8.5% on December 31, 1999) or, at the Company's option, the reserve adjusted LIBOR plus .75% per annum (6.75% on December 31, 1999). The Company utilizes letters of credit to collateralize certain insurance policies and inventory purchases. Outstanding letters of credit at December 31, 1999 were $1.0 million. At December 31, 1999, $24.0 million of additional borrowings were available under the revolving credit facility.

      The above loan agreements require the Company to maintain certain financial covenants. The Company's ability to pay dividends with respect to the common stock is restricted to $25.0 million plus 50% of the Company's consolidated net earnings, adjusted for net cash proceeds received by the Company from the sale of its stock and the amount of payments for redemption, purchase or other acquisition of its capital stock, subsequent to January 1, 1999. At December 31, 1999, these covenants limit additional borrowings to $59 million and limit funds available to pay dividends and repurchase the Company's common stock to $31 million.

      Annual debt service requirements are $5.2 million in 2000, $6.7 million in 2001, $6.8 million in 2002, $6.9 million in 2003 and $7.0 million in 2004.

4.    Income Taxes

      The provision for income taxes consists of (in thousands):

                                                         1999              1998             1997
                                                         ----              ----             ----
         Current:
           Federal............................         $10,435            $8,558           $6,454
           State..............................             881             1,292              757
                                                       -------            ------           ------
             Total current....................          11,316             9,850            7,211
                                                       -------            ------           ------
         Deferred:
           Federal............................             (93)             (852)             (96)
           State..............................             (12)             (112)             (13)
                                                       -------            ------           ------
             Total deferred...................            (105)             (964)            (109)
                                                       -------            ------           ------
               Income taxes...................         $11,211            $8,886           $7,102
                                                       =======            ======           ======

                         STANLEY FURNITURE COMPANY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.    Income Taxes (continued)

      A reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate follows:

                                                          1999              1998              1997
                                                          ----              ----              ----
         Federal statutory rate..................         35.0%             35.0%             35.0%
         State taxes, net of federal benefit.....          2.4               3.3               2.6
         Goodwill................................           .4                .5                .6
         Life insurance..........................          (.5)              (.6)              (.7)
         Tax savings from foreign sales
           corporation...........................          (.3)              (.2)              (.5)
         Other, net..............................          (.1)                                1.0
                                                         -----              ----              ----
           Effective income tax rate.............         36.9%             38.0%             38.0%
                                                          ====              ====              ====

      The income tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31 follow (in thousands):

                                                                           1999             1998
                                                                           ----             ----
         Current deferred tax assets (liabilities):
           Accounts receivable..................................         $   497          $   444
           Inventory............................................              48              141
           Employee benefits....................................           1,903            1,452
           Other accrued expenses...............................              15              (57)
                                                                         -------          -------
             Net current deferred tax asset.....................         $ 2,463          $ 1,980
                                                                         =======          =======
         Noncurrent deferred tax liabilities:
           Property, plant and equipment........................         $10,201          $ 9,681
           Employee benefits....................................             871            1,013
                                                                         -------          -------
             Net noncurrent deferred tax liability..............         $11,072          $10,694
                                                                         =======          =======

5.    Stockholders' Equity

      During 1999, the Company's Board of Directors increased the authorization to repurchase its common stock to $20 million. Since October 1998, the Company has utilized $10.3 million to purchase 541,750 shares of its common stock at an average price of $18.94 per share, including the purchase of 226,750 shares at an average price of $20.76 in 1999.

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

                         STANLEY FURNITURE COMPANY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.    Stockholders' Equity (continued)

      In addition to its common stock, the Company's authorized capital includes 1,000,000 shares of "blank check" preferred stock. None was outstanding during the three years ended December 31, 1999. The Board of Directors is authorized to issue such stock in series and to fix the designation, powers, preferences, rights, limitations and restrictions with respect to any series of such shares. Such "blank check" preferred stock may rank prior to common stock as to dividend rights, liquidation preferences or both, may have full or limited voting rights and may be convertible into shares of common stock.

      Basic and diluted earnings per share are calculated using the following share data (in thousands):

                                                           1999             1998              1997
                                                           ----             ----              ----
        Weighted average shares outstanding
            for basic calculation....................     7,119            7,008             8,394
        Effect of stock options......................       651              955               884
                                                          -----            -----             -----
            Weighted average shares outstanding
                 for diluted calculation.............     7,770            7,963             9,278
                                                          =====            =====             =====

6.  Employee Stock Plans

      The Company's stock option plans provide for the granting of stock options up to an aggregate of 1,400,000 shares of common stock to key employees. The exercise price may not be less than the fair market value of the Company's common stock on the grant date. Granted options vest 20% annually.

      At December 31, 1999 and 1998, options to purchase 727,256 and 930,878 shares, were exercisable with a weighted-average exercise price of approximately $5.00. At December 31, 1999, no shares were available for grant. Activity for the three years ended December 31, 1999 follows:

                                                                        Number        Weighted-Average
                                                                      of shares        Exercise Price

         Outstanding at January 1, 1997.......................         1,360,474             $ 4.87
           Lapsed.............................................           (18,000)              4.59
           Exercised..........................................           (33,804)              4.74
           Granted............................................            35,000              10.06
                                                                       ---------
         Outstanding at December 31, 1997.....................         1,343,670               4.95
           Lapsed.............................................           (36,400)              7.43
           Exercised..........................................          (316,392)              4.95
           Granted............................................            43,000              17.75
                                                                       ---------
         Outstanding at December 31, 1998.....................         1,033,878               5.47
           Lapsed.............................................            (5,000)              5.73
           Exercised..........................................          (270,762)              4.80
           Granted............................................             5,700              19.13
                                                                       ---------
         Outstanding at December 31, 1999.....................           763,816             $ 5.82
                                                                       =========

                         STANLEY FURNITURE COMPANY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.  Employee Stock Plans (continued)

      Options outstanding at December 31, 1999, include 683,116 shares with exercise prices ranging from $4.25 to $6.06 and a weighted-average remaining contractual life of approximately 5 years. The remaining options have exercise prices ranging from $8.19 to $19.13 with a weighted-average remaining contractual life of approximately 8 years.

      The estimated per share weighted-average fair value of stock options granted during 1999, 1998, and 1997 was $12.73, $11.78 and $7.25, respectively, on the date of grant. A risk-free interest rate of 6.5%, 4.7% and 5.4% for 1999, 1998, and 1997, respectively, and a 50% volatility rate with an expected life of 10 years was assumed in estimating the fair value.

      The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon the estimated fair value (in thousands, except per share data):

                                             1999                   1998                     1997
                                     ------------------     --------------------     ---------------------
                                        As         Pro         As           Pro         As            Pro
                                     Reported     Forma     Reported       Forma     Reported        Forma

Net income.........................  $19,213    $18,902      $14,483     $14,175      $11,587      $11,326
Basic earnings per share...........     2.70       2.65         2.07        2.02         1.38         1.35
Diluted earnings per share.........     2.47       2.44         1.82        1.79         1.25         1.23

      In 1994, the Company entered into a contractual agreement to issue 100,000 shares of common stock to the chief executive officer at $5.00 per share (the market price on the date of the agreement) in exchange for a non-recourse 7.6% note receivable. The principal amount plus accrued interest was forgiven over time, subject to the executive's continued employment. The contractual agreement was completed in 1998 and 100,000 shares were issued to the chief executive officer. Compensation expense was $271,000 and $285,000 for 1998 and 1997, respectively.

 7. Employee Benefit Plans

Defined Contribution Plan

      The Company maintains a defined contribution plan covering substantially all of its employees. Discretionary matching and profit sharing contributions were $1.5 million in both 1999 and 1998, and $1.2 million in 1997.

                         STANLEY FURNITURE COMPANY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.  Employee Benefit Plans (continued)

Pension Plans

      Benefits do not accrue under the Company's pension plans after 1995. The financial status of the plans at December 31 follows (in thousands):

                                                              1999                                1998
                                                -------------------------------     -----------------------------
                                                    Stanley            Supple-         Stanley            Supple-
                                                  Retirement           mental         Retirement          mental
                                                     Plan               Plan             Plan              Plan
                                                -------------        ----------     -------------        --------
Change in benefit obligation:
   Beginning benefit obligation...............       $17,963           $ 1,444          $17,146           $ 1,210
   Interest cost..............................         1,177                97            1,188                91
   Actuarial loss (gain)......................        (3,019)                               924               160
   Benefits paid .............................        (2,740)              (34)          (1,582)              (17)
   Settlement cost............................         1,158                                287
                                                     -------           -------          -------           -------
       Ending benefit obligation..............        14,539             1,507           17,963             1,444
                                                     -------           -------          -------           -------
Change in plan assets:
   Beginning fair value of plan assets........        19,028                             17,170
   Actual return on plan assets...............         1,777                              1,201
   Employer contributions.....................                                            2,239
   Benefits paid..............................        (2,740)                            (1,582)
                                                     -------           -------          -------           -------
       Ending fair value of plan assets.......        18,065                             19,028
                                                     -------           -------          -------           -------
Funded status.................................         3,526            (1,507)           1,065            (1,444)
Unrecognized loss.............................         2,450                              5,420
                                                     -------           -------          -------           -------
    Prepaid (accrued) pension costs...........       $ 5,976           $(1,507)         $ 6,485           $(1,444)
                                                     =======           =======          =======           =======

      At December 31, 1999, the Stanley Retirement Plan assets included Company stock with a fair value of $1.9 million.

      Components of net periodic pension cost follow (in thousands):

                                                         1999              1998              1997
                                                         ----              ----              ----
         Interest cost..........................        $1,274            $1,279            $1,279
         Expected return on plan assets.........        (1,411)           (1,290)           (1,216)
         Net amortization and deferral..........           333               435               179
                                                        ------            ------            ------
            Net periodic benefit cost...........           196               424               242
         Settlement expense.....................           409               376
                                                        ------            ------            ------
            Total expense.......................        $  605            $  800            $  242
                                                        ======            ======            ======






                         STANLEY FURNITURE COMPANY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.  Employee Benefit Plans (continued)

      The assumptions used as of December 31 to determine the plans' financial status and pension cost were:

                                                          1999              1998              1997
                                                          ----              ----              ----
         Discount rate for funded status........          8.00%             6.65%             7.00%
         Discount rate for pension cost.........          6.65%             7.00%             7.75%
         Return on assets.......................          7.50%             7.50%             7.50%

Postretirement Benefits Other Than Pensions

      The Company provides health care benefits to eligible retired employees between the ages of 55 and 65 and provides life insurance benefits to eligible retired employees from age 55 until death. The plan's financial status at December 31 follows (in thousands):

                                                                           1999             1998
                                                                         -------          -------
         Change in benefit obligation:
           Beginning benefit obligation.........................          $3,568           $3,641
           Service cost.........................................              45               44
           Interest cost........................................             212              239
           Actuarial (gain) loss................................            (552)              93
           Plan participants' contributions.....................             125              105
           Benefits paid........................................            (487)            (554)
                                                                          ------           ------
               Ending benefit obligation........................           2,911            3,568
                                                                          ------           ------
         Change in plan assets:
           Beginning fair value of plan assets..................
           Employer contributions...............................             362              449
           Plan participants' contributions.....................             125              105
           Benefits paid........................................            (487)            (554)
                                                                          ------           ------
               Ending fair value of plan assets.................
                                                                          ------           ------
         Funded status..........................................          (2,911)          (3,568)
         Unrecognized net loss..................................             487              946
         Unrecognized transition obligation.....................           1,694            1,824
                                                                          ------           ------
           Accrued benefit cost.................................          $ (730)          $ (798)
                                                                          ======           ======

      Components   of  net  periodic   postretirement   benefit  cost  were  (in
thousands):

                                                           1999             1998              1997
                                                           ----             ----              ----
      Service cost....................................     $ 45             $ 44              $ 36
      Interest cost...................................      212              239               261
      Amortization of transition obligation...........      130              130               131
      Amortization and deferral.......................       32               41                29
                                                           ----             ----              ----
            Net periodic postretirement benefit cost..     $419             $454              $457
                                                           ====             ====              ====


                         STANLEY FURNITURE COMPANY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.  Employee Benefit Plans (continued)

      The weighted-average discount rates used in determining the actuarial present value of the projected benefit obligation were 8.00%, 6.65% and 7.00% for 1999, 1998 and 1997, respectively. The rate of increase in future health care benefit cost used in determining the obligation for 1999 was 8% gradually decreasing to 5.5% beginning in 2004, and for 1998 and 1997 was 9% gradually decreasing to 5.5% beginning in 2004.

      An increase or decrease in the assumed health care cost trend rate of one percentage point in each future year would affect the accumulated postretirement benefit obligation at December 31, 1999, by approximately $75,000 and the annual postretirement benefit cost by approximately $12,000.

Deferred Compensation

      The Company has a deferred compensation plan, funded with life insurance policies, which permits certain management employees to defer portions of their compensation and earn a fixed rate of return. The accrued liabilities relating to this plan of $1.4 million at December 31, 1999 and 1998, are included in accrued salaries, wages and benefits and other long-term liabilities. The cash surrender value, net of policy loans, is included in other assets.

 8. Leases

      The Company leases showroom space and certain other equipment. Rental expenses charged to operations were $1.5 million, $1.2 million, and $1.1 million in 1999, 1998 and 1997, respectively. Future minimum lease payments, net of subleases, are approximately as follows: 2000 - $959,000; 2001 - $859,000;
2002 - $645,000; and 2003 - $503,000.

                         STANLEY FURNITURE COMPANY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

9.    Supplemental Cash Flow Information

                                                                            (in thousands)
                                                                1999             1998              1997
                                                                ----             ----              ----
      Net income..........................................    $19,213          $14,483           $11,587
      Adjustments to reconcile net income to net cash
        provided by operating activities:
         Depreciation.....................................      5,801            5,328             5,000
         Amortization.....................................        546              447               432
         Deferred income taxes............................       (105)            (964)             (109)
         Other, net.......................................        140              555               340
         Changes in assets and liabilities:
           Accounts receivable............................     (2,992)          (1,714)           (4,331)
           Inventories....................................      2,933             (784)           (5,491)
           Prepaid expenses and other current assets......       (201)             315            (2,180)
           Accounts payable...............................      1,299            3,673             3,534
           Accrued salaries, wages and benefits...........     (1,075)           2,125               (27)
           Other accrued expenses.........................      1,710            1,760              (713)
           Other assets...................................         40               36                32
           Other long-term liabilities....................        468             (237)              238
                                                              -------          -------           -------
             Net cash provided by operating activities....    $27,777          $25,023           $ 8,312
                                                              =======          =======           =======

10.   Quarterly Results of Operations (Unaudited)

                                                           (in thousands, except per share data)
      1999 Quarters:                                  First            Second            Third           Fourth
                                                      -----            ------            -----           ------
      Net sales............................          $63,661           $63,384          $65,319           $72,353
      Gross profit.........................           16,046            16,444           17,116            18,480
      Net income...........................            4,188             4,395            4,957             5,674
      Net income per share:
         Basic.............................          $   .59           $   .62          $   .69           $   .80
         Diluted...........................              .54               .56              .64               .74

      1998 Quarters:                                  First            Second             Third           Fourth
                                                      -----            ------             -----           ------
      Net sales............................          $57,691           $61,863          $63,832           $63,985
      Gross profit.........................           14,145            15,273           15,383            15,639
      Net income...........................            3,270             3,580            3,706             3,927
      Net income per share:
         Basic.............................          $   .48           $   .51          $   .52           $   .56
         Diluted...........................              .41               .45              .46               .50


                         STANLEY FURNITURE COMPANY, INC.
                     SCHEDULE II - VALUATION AND QUALIFYING
               ACCOUNTS For each of the Three Years in the Period
                             Ended December 31, 1999
                                 (In thousands)

Column A                         Column B     Column C    Column D     Column E
--------------------------------------------------------------------------------
                                              Charged
                                Balance at   (Credited)                 Balance
                                Beginning    to Costs &                at End of
Descriptions                    of Period     Expenses   Deductions      Period


1999

    Doubtful receivables....       $1,163         $270       $256(a)      $1,177
    Discounts, returns,
      and allowances........          743          130(b)                    873
                                   ------         ----       ----         ------
                                   $1,906         $400       $256         $2,050
                                   ======         ====       ====         ======
1998

    Doubtful receivables....       $1,116         $435       $388(a)      $1,163
    Discounts, returns,
      and allowances........          779          (36)(b)                   743
                                   ------         ----       ----         ------
                                   $1,895         $399       $388         $1,906
                                   ======         ====       ====         ======
1997

    Doubtful receivables....       $1,332         $ 20       $236(a)      $1,116
    Discounts, returns,
      and allowances........          613          166(b)                    779
                                   ------         ----       ----         ------
                                   $1,945         $186       $236         $1,895
                                   ======         ====       ====         ======

------------------------------------
(a)  Uncollectible receivables written off, net of recoveries.
(b)  Represents net increase (decrease) in the reserve.