Form 10-Q
period 2000-04-01
STANLEY FURNITURE CO INC/
filed 2000-04-18
CIK 797465

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

        X    Quarterly report pursuant to Section 13 or 15(d) of  the Securities
     ------- Exchange Act of 1934

For the quarterly period ended April 1, 2000 or
                               -------------

     ------- Transition report pursuant to Section 13 or 15(d)of the Securities
             Exchange Act of 1934

For the transition period from               to               .
                               -------------    --------------

Commission file number 0-14938.

                         STANLEY FURNITURE COMPANY, INC.

             (Exact name of registrant as specified in its charter)


          Delaware                                54-1272589

(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)


            1641 Fairystone Park Highway, Stanleytown, Virginia 24168
               (Address of principal executive offices, Zip Code)


                                 (540) 627-2000
                                 --------------
              (Registrant's telephone number, including area code)


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

                                          YES   X          NO
                                              -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 8, 2000.

                Class                                            Number

Common Stock, par value $.02 per share                      7,339,071  Shares

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         STANLEY FURNITURE COMPANY, INC.
                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                                      (Unaudited)
                                                                        April 1,        December 31,
                                                                          2000              1999
                                                                        --------          --------
ASSETS
Current assets:

  Cash.........................................................         $  1,368          $  3,597
  Accounts receivable, less allowances of $2,264 and $2,050....           38,521            32,133
  Inventories:
    Finished goods.............................................           23,674            22,393
    Work-in-process............................................            9,602             8,432
    Raw materials..............................................           15,448            12,755
                                                                        --------          --------
                                                                          48,724            43,580
  Prepaid expenses and other current assets....................              595             1,011
  Deferred income taxes........................................            2,463             2,463
                                                                        --------          --------
    Total current assets.......................................           91,671            82,784

Property, plant and equipment, net.............................           72,490            72,100
Goodwill, less accumulated amortization of $3,780 and $3,696...            9,660             9,744
Other assets...................................................            5,583             5,894
                                                                        --------          --------
                                                                        $179,404          $170,522
                                                                        ========          ========
LIABILITIES
Current liabilities:

  Current maturities of long-term debt.........................         $  5,236          $  5,236
  Accounts payable.............................................           23,452            25,836
  Accrued salaries, wages and benefits.........................           11,685            10,864
  Other accrued expenses.......................................            4,027             2,317
                                                                        --------          --------
    Total current liabilities..................................           44,400            44,253

Long-term debt, exclusive of current maturities................           39,218            33,168
Deferred income taxes..........................................           11,072            11,072
Other long-term liabilities....................................            2,456             2,456
                                                                        --------          --------
  Total liabilities............................................           97,146            90,949
                                                                        --------          --------

STOCKHOLDERS' EQUITY

Common stock, $.02 par value, 10,000,000 shares authorized,
   7,339,071 and 7,113,655 issued and outstanding..............              147               142
Capital in excess of par value.................................           35,748            35,064
Retained earnings..............................................           49,416            44,367
Stock option loans.............................................           (3,053)
                                                                        --------          --------
  Total stockholders' equity...................................           82,258            79,573
                                                                        --------          --------
                                                                        $179,404          $170,522
                                                                        ========          ========

    The accompanying notes are an integral part of the financial statements.

                         STANLEY FURNITURE COMPANY, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)



                                                                            Three Months Ended
                                                                         -------------------------
                                                                         April 1,         March 27,
                                                                          2000              1999
                                                                         -------           -------
Net sales......................................................          $70,973           $63,661
Cost of sales..................................................           53,623            47,615
                                                                         -------           -------
  Gross profit.................................................           17,350            16,046

Selling, general and administrative expenses...................            8,365             8,241
                                                                         -------           -------
  Operating income.............................................            8,985             7,805

Other expense (income), net....................................              (25)              177
Interest expense...............................................              932               873
                                                                         -------           -------
  Income before income taxes...................................            8,078             6,755

Income taxes...................................................            3,029             2,567
                                                                         -------           -------
  Net income...................................................          $ 5,049           $ 4,188
                                                                         =======           =======
Earnings per share:

  Basic........................................................          $   .71           $   .59
                                                                         =======           =======
  Diluted......................................................          $   .66           $   .54
                                                                         =======           =======
Weighted average shares outstanding:

  Basic........................................................            7,142             7,089
                                                                         =======           =======
  Diluted......................................................            7,597             7,816
                                                                         =======           =======






    The accompanying notes are an integral part of the financial statements.

                         STANLEY FURNITURE COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                                            Three Months Ended
                                                                        --------------------------
                                                                        April 1,          March 27,
                                                                          2000              1999
                                                                        --------          --------
Cash flows from operating activities:

Cash received from customers...................................         $ 64,494          $ 58,337
Cash paid to suppliers and employees...........................          (64,496)          (55,282)
Interest paid..................................................             (829)             (924)
Income taxes received (paid), net..............................             (648)              376
                                                                        --------          --------
  Net cash provided (used) by operating activities.............           (1,479)            2,507
                                                                        --------          --------

Cash flows from investing activities:

Capital expenditures...........................................           (4,807)           (2,261)
Purchase of other assets.......................................                                (28)
                                                                        --------          --------
  Net cash used by investing activities........................           (4,807)           (2,289)
                                                                        --------          --------

Cash flows from financing activities:

Proceeds from revolving credit facility, net...................           10,336
Repayment of senior notes......................................           (4,286)           (4,285)
Purchase and retirement of common stock........................           (2,002)             (183)
Proceeds from exercised stock options..........................                9               278
                                                                        --------          --------
  Net cash provided (used) by financing activities.............            4,057            (4,190)
                                                                        --------          --------

Net decrease in cash...........................................           (2,229)           (3,972)
Cash at beginning of year......................................            3,597             6,791
                                                                        --------          --------
  Cash at end of quarter.......................................         $  1,368          $  2,819
                                                                        ========          ========

Reconciliation of net income to net cash provided (used) by operating activities:

Net income.....................................................         $  5,049          $  4,188
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization................................            1,863             1,493
  Loss on sale of assets.......................................                                106
  Changes in assets and liabilities:
    Accounts receivable........................................           (6,388)           (5,117)
    Inventories................................................           (5,143)              343
    Prepaid expenses and other current assets, net.............               64               (34)
    Accounts payable...........................................              316            (1,386)
    Accrued salaries, wages and benefits.......................              (93)             (217)
    Other accrued expenses.....................................            2,718             3,000
    Other assets...............................................              135               131
                                                                        --------          --------
Net cash provided (used) by operating activities...............         $ (1,479)         $  2,507
                                                                        ========          ========


    The accompanying notes are an integral part of the financial statements.

                         STANLEY FURNITURE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 (In thousands)


 1.      Preparation of Interim Financial Statements

The financial statements of Stanley Furniture Company, Inc. (referred to as "Stanley" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. Operating results for the interim period reported herein may not be indicative of the results expected for the year. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes included in Stanley's latest Annual Report on Form 10-K.

 2.      Property, Plant and Equipment

                                                                      (Unaudited)
                                                                        April 1,        December 31,
                                                                          2000              1999
                                                                        --------          --------

         Land and buildings....................................         $ 40,067          $ 35,871
         Machinery and equipment...............................           74,269            62,120
         Office fixtures and equipment.........................            1,742             1,732
         Construction in progress..............................            1,280            15,528
                                                                        --------          --------
           Property, plant and equipment, at cost..............          117,358           115,251
         Less accumulated depreciation.........................           44,868            43,151
                                                                        --------          --------
           Property, plant and equipment, net..................         $ 72,490          $ 72,100
                                                                        ========          ========

 3.      Long-Term Debt

                                                                       (Unaudited)
                                                                         April 1,       December 31,
                                                                           2000             1999
                                                                         -------          --------

         7.28% senior notes due March 15, 2004.................          $17,143           $21,429
         7.57% senior note due June 30, 2005...................            6,975             6,975
         7.43% senior notes due November 18, 2007..............           10,000            10,000
         Revolving credit facility.............................           10,336
                                                                         -------           -------
           Total...............................................           44,454            38,404
         Less current maturities...............................            5,236             5,236
                                                                         -------           -------
          Long-term debt, exclusive of current maturities......          $39,218           $33,168
                                                                         =======           =======

In March 2000, the Revolving Credit Facility was amended to increase available borrowings from $25 million to $35 million.

4.       Stock Option Plan

The Company maintains a Stock Option Plan under which holders of exercisable stock options may obtain interest-bearing loans from the Company to facilitate their exercise of stock options. Such loans are evidenced by promissory notes and are collateralized by the shares of stock. As of April 1, 2000, approximately $3.1 million in stock option loans are outstanding.

5.       Earnings Per Common Share

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as common stock equivalents for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (unaudited):

                                                                         April 1,          March 27,
                                                                           2000              1999
                                                                          ------            ------

         Weighted average shares outstanding for basic
             calculation.......................................            7,142             7,089
         Add:  Effect of stock options.........................              455               727
                                                                          ------            ------
             Weighted average shares outstanding,
                adjusted for diluted calculation...............            7,597             7,816
                                                                           =====             =====


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales increased $7.3 million, or 11.5%, for the three month period ended April 1, 2000, from the comparable 1999 period. The increase was due primarily to higher unit volume in the Company's bedroom and Young America(TM) youth bedroom product lines. During 1999, the Company completed expansion projects to increase production in response to the growing demand for these product lines. During the first quarter of 2000, the Company commenced operations at its new manufacturing facility in response to the growing demand for home office furniture. This facility should provide $50-$60 million of sales capacity on an annualized basis when in full production in two to three years.

Gross profit margin for the three months of 2000 decreased to 24.4% from 25.2% for the comparable 1999 period. The decrease resulted primarily from start-up expenses associated with the new facility dedicated to the production of home office furniture, partially offset by improved operating efficiencies at other manufacturing facilities and stable raw material cost.

Selling, general and administrative expenses as a percentage of net sales decreased to 11.8% for the 2000 period from 12.9% in the comparable 1999 period. The lower percentage was due principally to higher net sales in the 2000 period.

As a result of the above, operating income increased to $9.0 million, or 12.7% of net sales, from $7.8 million, or 12.3% of net sales in the comparable 1999 period.

Interest expense for the three-month period of 2000 approximates the comparable 1999 period.

The Company's effective income tax rate was 37.5% for the 2000 three-month period and 36.9% for the total year 1999. The lower 1999 percentage was due to state income tax credits related to expansion projects.

Financial Condition, Liquidity and Capital Resources

The Company used cash from operations of $1.5 million in the 2000 first quarter compared to cash generated from operations of $2.5 million in the 1999 period. Cash was required to fund start-up of the new facility, increased production levels at other facilities and increased tax payments. These items were partially offset by increased receipts due to higher sales. The Company used the cash generated from operations in the 1999 period to fund capital requirements and reduce borrowings.

Net cash  used by  investing  activities  was $4.8  million  in the 2000  period compared to $2.3 million in the 1999 period. Net cash used for capital expenditures in the 2000 period was $4.8 million. This amount reflects $2.7 million of prior year capital expenditures included in accounts payable at December 31, 1999 and $2.1 million of capital expenditures in the 2000 period. Capital expenditures in each year were primarily for plant and equipment and other assets in the normal course of business. Capital expenditures in 2000 are anticipated to be approximately $6-$7 million.

Net cash provided by financing activities was $4.1 million in the 2000 period compared to cash used by financing activities of $4.2 million in the 1999 period. In the 2000 period, borrowings under the revolving credit facility provided cash for operating activities, senior debt payments, capital expenditures and the purchase and retirement of the Company's common stock. During the three months ended April 1, 2000, the Company purchased 112,000 shares of its stock on the open market at an average price of $17.875. Since October 1998, the Company has utilized $12.3 million, of the $20.0 million authorization, to purchase a total of 653,750 shares of its common stock at an average price of $18.758 per share.

At April 1, 2000, long-term debt including current maturities was $44.5 million. Debt service requirements are $950,000 remaining in 2000, $6.7 million in 2001, $17.2 million in 2002, $6.9 million in 2003, and $7.0 million in 2004. In March 2000, the Revolving Credit Facility was amended to increase available borrowings from $25.0 million to $35.0 million. As of April 1, 2000, approximately $23.7 million of additional borrowings were available under the Company's revolving credit facility. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

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

PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 10.1 Sixth Amendment, dated March 30, 2000, to the Second Amended and Restated Revolving Credit Facility and Term Loan Agreement dated February 15, 1994, among the Registrant, National Bank of Canada. (1)

         Exhibit 10.2 Seventh Amendment, dated March 31, 2000, to the Second Amended and Restated Revolving Credit Facility and Term Loan Agreement dated February 15, 1994, among the Registrant, National Bank of Canada. (1)

         Exhibit 27     Financial Data Schedule. (1)

(b)      Reports on Form 8-K

         None.

(1)      Filed herewith.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     STANLEY FURNITURE COMPANY, INC.

Date: April 18, 2000                 By: /s/ Douglas I. Payne
                                     ------------------------
                                     Douglas I. Payne
                                     Sr. V.P. - Finance & Administration,
                                     Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)