Form 10-Q
period 2000-07-01
STANLEY FURNITURE CO INC/
filed 2000-07-18
CIK 797465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

       X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
    ------- Exchange Act of 1934

For the quarterly period ended July 1, 2000 or
                               ------------

            Transition report pursuant to Section 13 or 15(d) of the Securities ------- Exchange Act of 1934

For the transition period from            to           .
                               ----------    ----------

Commission file number 0-14938.

                         STANLEY FURNITURE COMPANY, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                      54-1272589
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


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          YES   X              NO
                                              -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 1, 2000.

                Class                                             Number
Common Stock, par value $.02 per share                        7,348,983  Shares

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         STANLEY FURNITURE COMPANY, INC.
                                 BALANCE SHEETS
                        (in thousands, except share data)

                                                                      (unaudited)
                                                                        July 1,      December 31,
                                                                          2000           1999
                                                                        --------       --------
ASSETS
Current assets:
  Cash.........................................................         $  1,323       $  3,597
  Accounts receivable, less allowances of $2,320 and $2,050....           35,998         32,133
  Inventories:
    Finished goods.............................................           28,626         22,393
    Work-in-process............................................            9,542          8,432
    Raw materials..............................................           16,201         12,755
                                                                        --------       --------
                                                                          54,369         43,580
  Prepaid expenses and other current assets....................            1,525          1,011
  Deferred income taxes........................................            2,463          2,463
                                                                        --------       --------
    Total current assets.......................................           95,678         82,784
Property, plant and equipment, net.............................           71,741         72,100
Goodwill, less accumulated amortization of $3,864 and $3,696...            9,576          9,744
Other assets...................................................            5,503          5,894
                                                                        --------       --------
                                                                        $182,498       $170,522
                                                                        ========       ========
LIABILITIES
Current liabilities:
  Current maturities of long-term debt.........................         $  5,286       $  5,236
  Accounts payable.............................................           23,814         25,836
  Accrued salaries, wages and benefits.........................           11,975         10,864
  Other accrued expenses.......................................            2,358          2,317
                                                                        --------       --------
    Total current liabilities..................................           43,433         44,253
Long-term debt, exclusive of current maturities................           37,882         33,168
Deferred income taxes..........................................           11,072         11,072
Other long-term liabilities....................................            2,456          2,456
                                                                        --------       --------
  Total liabilities............................................           94,843         90,949
                                                                        --------       --------

STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 10,000,000  shares authorized,
   7,348,983 and 7,113,655 shares issued and outstanding.......              147            142
Capital in excess of par value.................................           35,851         35,064
Retained earnings .............................................           54,527         44,367
Stock option loans ............................................           (2,870)
                                                                        --------       --------
  Total stockholders' equity...................................           87,655         79,573
                                                                        --------       --------
                                                                        $182,498       $170,522
                                                                        ========       ========


    The accompanying notes are an integral part of the financial statements.

                         STANLEY FURNITURE COMPANY, INC.
                              STATEMENTS OF INCOME
                                   (unaudited)
                      (in thousands, except per share data)



                                                         Three Months             Six Months
                                                             Ended                   Ended
                                                      -------------------      ------------------
                                                      July 1,     June 26,      July 1,     June 26,
                                                       2000         1999         2000         1999
                                                      -------      -------     --------     --------
Net sales.......................................      $72,118      $63,384     $143,091     $127,045

Cost of sales...................................       54,310       46,940      107,933       94,555
                                                      -------      -------     --------     --------

    Gross profit................................       17,808       16,444       35,158       32,490


Selling, general and administrative expenses....        8,623        8,410       16,988       16,651
                                                      -------      -------     --------     --------

    Operating income............................        9,185        8,034       18,170       15,839

Other expense, net..............................            9          129          (16)         306
Interest expense................................          994          875        1,926        1,748
                                                      -------      -------     --------     --------

    Income before income taxes..................        8,182        7,030       16,260       13,785

Income taxes....................................        3,071        2,635        6,100        5,202
                                                      -------      -------     --------     --------

    Net income..................................      $ 5,111      $ 4,395     $ 10,160     $  8,583
                                                      =======      =======     ========     ========

Earnings per share:

    Basic.......................................      $   .70      $   .62     $   1.41     $   1.21
                                                      =======      =======     ========     ========
    Diluted.....................................      $   .67      $   .56     $   1.33     $   1.10
                                                      =======      =======     ========     ========

Weighted average shares outstanding:

    Basic.......................................        7,346        7,139        7,230        7,113
                                                      =======      =======     ========     ========
    Diluted.....................................        7,643        7,829        7,624        7,823
                                                      =======      =======     ========     ========






    The accompanying notes are an integral part of the financial statements.

                         STANLEY FURNITURE COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                           Six Months Ended
                                                                       -------------------------
                                                                        July 1,        June 26,
                                                                         2000            1999
                                                                       ---------       ---------
Cash flows from operating activities:

Cash received from customers...................................        $ 139,236       $ 122,522
Cash paid to suppliers and employees...........................         (131,007)       (105,936)
Interest paid..................................................           (2,277)         (1,306)
Income taxes paid, net.........................................           (5,754)         (4,416)
                                                                       ---------       ---------
    Net cash provided by operating activities..................              198          10,864
                                                                       ---------       ---------

Cash flows from investing activities:

Capital Expenditures...........................................           (6,137)        (10,998)
                                                                       ---------       ---------
    Net cash used by investing activities......................           (6,137)        (10,998)
                                                                       ---------       ---------

Cash flows from financing activities:

Proceeds from revolving credit facility, net...................           10,000             850
Repayment of Senior Notes......................................           (5,236)         (4,285)
Purchase and retirement of common stock........................           (2,002)         (1,935)
Proceeds from exercised stock options..........................              264             633
Proceeds from insurance policy loans...........................              639
                                                                       ---------       ---------
Net cash used by financing activities..........................            3,665          (4,737)
                                                                       ---------       ---------

Net decrease in cash...........................................           (2,274)         (4,871)
Cash at beginning of period....................................            3,597           6,791
                                                                       ---------       ---------
    Cash at end of period......................................        $   1,323       $   1,920
                                                                       =========       =========

Reconciliation of net income to net cash provided by operating activities:

Net income.....................................................        $  10,160       $   8,583
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization..............................            3,944           3,016
    Loss on sale of assets.....................................               54             131
    Changes in assets and liabilities:
        Accounts receivable....................................           (3,865)         (4,405)
        Inventories............................................          (10,788)          2,371
        Prepaid expenses and other current assets..............             (985)           (185)
        Accounts payable.......................................              678          (1,025)
        Accrued salaries, wages and benefits...................              197             755
        Other accrued expenses.................................            1,104           1,362
        Other assets...........................................             (301)            261
                                                                       ---------       ---------
Net cash provided by operating activities......................        $     198       $  10,864
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

 2.      Property, Plant and Equipment

                                                                      (Unaudited)
                                                                        July 1,      December 31,
                                                                          2000           1999
                                                                        --------       --------

         Land and buildings....................................         $ 41,254       $ 35,871
         Machinery and equipment...............................           74,245         62,120
         Office fixtures and equipment.........................            1,819          1,732
         Construction in progress..............................              886         15,528
                                                                        --------       --------
           Property, plant and equipment, at cost..............          118,204        115,251
         Less accumulated depreciation.........................           46,463         43,151
                                                                        --------       --------
                                                                        $ 71,741       $ 72,100
                                                                        ========       ========


 3.      Long-Term Debt

                                                                       (Unaudited)
                                                                         July 1,      December 31,
                                                                          2000           1999
                                                                         -------        -------

         7.28% senior notes due March 15, 2004.................          $17,143        $21,429
         7.57% senior note due June 30, 2005...................            6,025          6,975
         7.43% senior notes due November 18, 2007..............           10,000         10,000
             Revolving credit facility.........................           10,000
                                                                         -------        -------
                 Total.........................................           43,168         38,404
             Less current maturities...........................            5,286          5,236
                                                                         -------        -------
                                                                         $37,882        $33,168
                                                                         =======        =======

In March 2000, the Revolving Credit Facility was amended to increase available borrowings from $25 million to $35 million.

4.       Stock Option Plan

The Company maintains a stock option plan under which holders of certain exercisable stock options may obtain interest-bearing loans from the Company to facilitate their exercise of stock options. Such loans are evidenced by promissory notes and are collateralized by the shares of stock. As of July 1, 2000, approximately $2.9 million in stock option loans are outstanding.

5.       Earnings Per Common Share

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as common stock equivalents for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (unaudited):

                                                             Three Months             Six Months
                                                                Ended                    Ended
                                                        --------------------       ------------------
                                                        July 1,     June 26,       July 1,   June 26,
                                                         2000        1999           2000       1999
                                                         -----       -----          -----      -----

   Weighted average shares outstanding
       for basic calculation.....................        7,346       7,139          7,230      7,113
   Add:   Effect of stock options................          297         690            394        710
                                                        ------       -----          -----      -----
       Weighted average shares outstanding,
          adjusted for diluted calculation.......        7,643       7,829          7,624      7,823
                                                         =====       =====          =====      =====


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales increased $8.7 million, or 13.8%, for the three month period ended July 1, 2000 from the comparable 1999 period. For the six month period, net sales increased $16 million, or 12.6%, from the comparable 1999 period. The increase was due primarily to higher unit volume in the Company's Young America(TM) youth bedroom, home office and bedroom product lines. During 1999, the Company completed expansion projects to increase production in response to the growing demand for its bedroom and Young America(TM) youth bedroom product lines. During the first quarter of 2000, the Company commenced operations at its new manufacturing facility in response to the growing demand for home office furniture. This facility should provide $50-$60 million of sales capacity on an annualized basis when in full production in two to three years.

Gross profit margin for the three and six month periods of 2000 decreased to 24.7% and 24.6%, respectively, from 25.9% and 25.6% for the comparable 1999 periods. The decrease resulted primarily from start-up expenses associated with the new facility dedicated to the production of home office furniture, partially offset by improved operating efficiencies at other manufacturing facilities and to a lesser extent, stable raw material cost. However, the Company began experiencing higher raw material cost, principally lumber, during the second quarter of 2000 and expects this trend to continue in the second half of 2000.

Selling, general and administrative expenses for the three and six month periods of 2000 as a percentage of net sales decreased to 12.0% and 11.9%, respectively, from 13.3% and 13.1% for the comparable 1999 periods. The lower percentages in 2000 were due principally to higher net sales. The increased expenditures in 2000 were primarily selling expenses directly attributable to the sales increase.

As a result of the above, operating income as a percentage of net sales was 12.7% for the three and six month periods of 2000 and approximated the comparable prior year periods.

Interest expense for the 2000 three and six month periods increased due primarily to higher average debt levels.

The Company's effective income tax rate was 37.5% for the 2000 six month period and 36.9% for total year 1999. The lower 1999 percentage was due to state income tax credits related to expansion projects.

Financial Condition, Liquidity and Capital Resources

During the first half of 2000, the Company used cash generated from operations to fund start-up of the new manufacturing facility dedicated to the production of home office furniture, increased inventory levels and increased interest and tax payments. These items were partially offset by increased receipts due to higher sales. In 1999, cash generated from operations of $10.9 million was used to fund capital requirements and reduce borrowings.

Net cash used by investing activities was $6.1 million in the 2000 period compared to $11.0 million in the 1999 period. Net cash used for capital expenditures in the 2000 period was $6.1 million, reflecting $2.7 million of prior year capital expenditures included in accounts payable at December 31, 1999 and $3.4 million of capital expenditures in the 2000 period. Capital expenditures in each year were primarily for plant and equipment and other assets in the normal course of business. Capital expenditures in 2000 are anticipated to be approximately $6-$7 million.

Net cash provided by financing activities was $3.7 million in the 2000 period compared to cash used by financing activities of $4.7 million in the 1999 period. In the 2000 period, borrowings under the revolving credit facility provided cash for senior debt payments, capital expenditures and the purchase and retirement of the Company's common stock. During the six months ended July 1, 2000, the Company purchased 112,000 shares of its stock on the open market at an average price of $17.88. Since October 1998, the Company has utilized $12.3 million, of the $20.0 million authorization, to purchase a total of 653,750 shares of its common stock at an average price of $18.76 per share.

At July 1, 2000, long-term debt including current maturities was $43.2 million. Debt service requirements are $6.7 million in 2001, $16.8 million in 2002, $6.9 million in 2003, and $7.0 million in 2004. In March 2000, the revolving credit facility was amended to increase available borrowings from $25.0 million to $35.0 million. As of July 1, 2000, approximately $24.0 million of additional borrowings were available under the Company's revolving credit facility. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include the cyclical nature of the furniture industry, fluctuations in the price for lumber which is the most significant raw material used by the Company, competition in the furniture industry, capital costs, and general economic conditions.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

(a) The annual meeting of the Company's stockholders was held on April 19, 2000.

(c)(i) The stockholders of the Company elected two directors for a three-year term expiring at the Annual Meeting of Stockholders to be held in 2003. The election was approved by the following vote:

                                                          For           Withheld
                                                       ---------        --------

         David V. Harkins                              6,019,968          27,850


         Albert L. Prillaman                           6,020,075          27,743



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit  27       Financial Data Schedule. *

(b)      Reports on Form 8-K
         -------------------
         None.
---------------------------
* Filed herewith.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     STANLEY FURNITURE COMPANY, INC.

Date: July 18, 2000                  By: /s/ Douglas I. Payne
                                     ------------------------
                                     Douglas I. Payne
                                     Sr. V.P. - Finance and Administration,
                                     Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)