Form 10-Q
period 2000-09-30
STANLEY FURNITURE CO INC/
filed 2000-10-17
CIK 797465

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

   X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-------  Exchange Act of 1934

For the quarterly period ended September 30, 2000 or
                               ------------------

         Transition report pursuant to Section 13 or 15(d) of the Securities ------- Exchange Act of 1934

For the transition period from            to           .
                               ----------    ----------

Commission file number 0-14938.


                         STANLEY FURNITURE COMPANY, INC.
                 -----------------------------------------------
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


                                 (540) 627-2000
           -----------------------------------------------------------
              (Registrant's telephone number, including area code)


           -----------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         YES   X              NO
                                             -----               -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 4, 2000.

                Class                                               Number
Common Stock, par value $.02 per share                          6,913,531 Shares

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         STANLEY FURNITURE COMPANY, INC.
                                 BALANCE SHEETS
                        (In thousands, except share data)
                                                                      (Unaudited)
                                                                       September       December
                                                                       30, 2000        31, 1999
                                                                       ---------       --------
ASSETS
Current assets:
  Cash.........................................................         $  2,265       $  3,597
  Accounts receivable, less allowances of $2,404 and $2,050....           38,213         32,133
  Inventories:
    Finished goods.............................................           28,619         22,393
    Work-in-process............................................            9,709          8,432
    Raw materials..............................................           14,678         12,755
                                                                        --------       --------
                                                                          53,006         43,580
  Prepaid expenses and other current assets....................            1,638          1,011
  Deferred income taxes........................................            2,463          2,463
                                                                        --------       --------
    Total current assets.......................................           97,585         82,784
Property, plant and equipment, net.............................           71,357         72,100
Goodwill, less accumulated amortization of $3,948 and $3,696...            9,492          9,744
Other assets...................................................            5,341          5,894
                                                                        --------       --------
                                                                        $183,775       $170,522
                                                                        ========       ========
LIABILITIES
Current liabilities:
  Current maturities of long-term debt.........................         $  5,286       $  5,236
  Accounts payable.............................................           22,580         25,836
  Accrued salaries, wages and benefits.........................           13,371         10,864
  Other accrued expenses.......................................            2,153          2,317
                                                                        --------       --------
    Total current liabilities..................................           43,390         44,253
Long-term debt, exclusive of current maturities................           44,882         33,168
Deferred income taxes..........................................           11,072         11,072
Other long-term liabilities....................................            2,456          2,456
                                                                        --------       --------
  Total liabilities............................................          101,800         90,949
                                                                        --------       --------

STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 10,000,000  shares authorized,
  6,913,531 and 7,113,635 shares issued and outstanding........              138            142
Capital in excess of par value.................................           25,063         35,064
Retained earnings .............................................           59,593         44,367
Stock option loans.............................................           (2,819)
                                                                        --------       --------
    Total stockholders' equity.................................           81,975         79,573
                                                                        --------       --------
                                                                        $183,775       $170,522
                                                                        ========       ========


    The accompanying notes are an integral part of the financial statements.


                         STANLEY FURNITURE COMPANY, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)



                                                               Three Months               Nine Months
                                                                   Ended                     Ended
                                                          ----------------------    -----------------------
                                                          September    September    September     September
                                                          30,  2000     25, 1999     30, 2000      25, 1999
                                                          ---------    ---------    ---------     ---------

Net sales...........................................       $71,440       $65,319     $214,531      $192,364

Cost of sales.......................................        53,948        48,203      161,881       142,758
                                                           -------       -------     --------      --------

    Gross profit....................................        17,492        17,116       52,650        49,606

Selling, general and administrative expenses........         8,429         8,400       25,417        25,051
                                                           -------       -------     --------      --------

    Operating income................................         9,063         8,716       27,233        24,555

Other expense, net..................................           (38)           28          (55)          335
Interest expense....................................           999           872        2,925         2,619
                                                           -------       -------     --------      --------

    Income before income taxes......................         8,102         7,816       24,363        21,601

Income taxes........................................         3,037         2,859        9,137         8,061
                                                           -------       -------     --------      --------

    Net income......................................       $ 5,065       $ 4,957     $ 15,226      $ 13,540
                                                           =======       =======     ========      ========

Earnings per share:

  Basic.............................................       $   .71       $   .69     $   2.12      $   1.90
                                                           =======       =======     ========      ========
  Diluted...........................................       $   .68       $   .64     $   2.02      $   1.74
                                                           =======       =======     ========      ========

Weighted average shares outstanding:

  Basic.............................................         7,130         7,141        7,178         7,125
                                                           =======       =======     ========      ========
  Diluted...........................................         7,434         7,762        7,549         7,804
                                                           =======       =======     ========      ========



    The accompanying notes are an integral part of the financial statements.

                         STANLEY FURNITURE COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                                            Nine Months Ended
                                                                        ------------------------
                                                                        September      September
                                                                        30, 2000       25, 1999
                                                                        --------       --------
Cash flows from operating activities:
Cash received from customers...................................         $208,546       $186,058
Cash paid to suppliers and employees...........................         (189,832)      (156,502)
Interest paid..................................................           (3,092)        (2,915)
Income taxes paid, net.........................................           (9,154)        (6,667)
                                                                        --------       --------
  Net cash provided by operating activities....................            6,468         19,974
                                                                        --------       --------

Cash flows from investing activities:
Capital expenditures...........................................           (7,685)       (15,475)
Other, net.....................................................              (38)          (157)
                                                                        --------       --------
  Net cash used by investing activities........................           (7,723)       (15,632)
                                                                        --------       --------

Cash flows from financing activities:
Purchase and retirement of common stock........................          (12,823)        (4,438)
Proceeds from revolving credit facility........................           17,000
Repayment of Senior Notes......................................           (5,236)        (5,135)
Proceeds from insurance policy loans...........................              639            596
Proceeds from exercised stock options..........................              343          1,139
                                                                        --------       --------
  Net cash used by financing activities........................              (77)        (7,838)
                                                                        --------       --------

Net decrease in cash...........................................           (1,332)        (3,496)
Cash at beginning of year......................................            3,597          6,791
                                                                        --------       --------
  Cash at end of period........................................         $  2,265       $  3,295
                                                                        ========       ========

Reconciliation of net income to net cash provided
   by operating activities:
   Net income..................................................         $ 15,226       $ 13,540
   Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization...........................            6,061          4,566
       Deferred income taxes...................................                             407
       Other, net..............................................               54            131
       Changes in assets and liabilities:
         Accounts receivable...................................           (6,080)        (6,121)
         Inventories...........................................           (9,425)         4,243
         Prepaid expenses and other current assets.............           (1,185)          (187)
         Accounts payable......................................             (556)         1,224
         Accrued salaries, wages and benefits..................            1,593            817
         Other accrued expenses................................              914          1,466
         Other assets..........................................             (134)          (112)
                                                                        --------       --------
   Net cash provided by operating activities...................         $  6,468       $ 19,974
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

 2.      Property, Plant and Equipment

                                                                       (Unaudited)
                                                                        September      December
                                                                        30, 2000       31, 1999
                                                                        --------       --------
         Land and buildings....................................         $ 41,300       $ 35,871
         Machinery and equipment...............................           75,115         62,120
         Office fixtures and equipment.........................            1,830          1,732
         Construction in progress..............................            1,538         15,528
                                                                        --------       --------
             Property, plant and equipment, at cost............          119,783        115,251
         Less accumulated depreciation.........................           48,426         43,151
                                                                        --------       --------
                                                                        $ 71,357       $ 72,100
                                                                        ========       ========


3.       Long-Term Debt
                                                                       (Unaudited)
                                                                        September      December
                                                                        30, 2000       31, 1999
                                                                        --------       --------

         7.28% senior notes due March 15, 2004.................         $ 17,143       $ 21,429
         7.57% senior note due June 30, 2005...................            6,025          6,975
         7.43% senior notes due November 18, 2007..............           10,000         10,000
         Revolving credit facility.............................           17,000
                                                                        --------       --------
               Total...........................................           50,168         38,404
         Less current maturities...............................            5,286          5,236
                                                                        --------       --------
                                                                        $ 44,882       $ 33,168
                                                                        ========       ========

 In March 2000, the Revolving Credit Facility was amended to increase the borrowing limit from $25 million to $35 million.




4.       Stock Option Plan

The Company maintains a stock option plan under which holders of certain exercisable stock options may obtain interest-bearing loans from the Company to facilitate their exercise of stock options. Such loans are evidenced by promissory notes and are collateralized by the shares of stock. As of September 30, 2000, approximately $2.8 million in stock option loans are outstanding.


5.       Earnings Per Common Share

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as common stock equivalents for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (unaudited):

                                                               Three Months               Nine Months
                                                                   Ended                     Ended
                                                          -----------------------    ---------------------
                                                          September     September    September   September
                                                          30, 2000      25, 1999     30, 2000     25,1999
                                                          --------      --------     --------     -------

      Weighted average shares outstanding
          for basic calculation.....................         7,130         7,141        7,178       7,125
      Add: Effect of stock options..................           304           621          371         679
                                                             -----         -----        -----       -----
          Weighted average shares outstanding,
              adjusted for diluted calculation......         7,434         7,762        7,549       7,804
                                                             =====         =====        =====       =====


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales increased $6.1 million, or 9.4%, for the three month period ended September 30, 2000 from the comparable 1999 period. For the nine month period, net sales increased $22.2 million, or 11.5%, from the comparable 1999 period. The increase was due primarily to higher unit volume in the Company's Young America(TM) youth bedroom and home office product lines. The Company has recently experienced a softening in overall demand and expects slower sales growth in the fourth quarter and into next year.

During 1999, the Company completed expansion projects to increase production in response to the growing demand for its bedroom and Young America(TM) youth bedroom product lines. During the first quarter of 2000, the Company commenced operations at its new manufacturing facility in response to the growing demand for home office furniture. The Company has experienced consistent improvement in operating performance at this new facility and expects continued improvement going forward. However, as product is moved to the new facility, some temporary operating inefficiencies are anticipated in the fourth quarter, due to a change in product mix at several other factories.

Gross profit margin for both the three and nine month periods of 2000 decreased to 24.5% from 26.2% and 25.8%, respectively, for the comparable 1999 periods. The decrease resulted primarily from start-up expenses associated with the new facility dedicated to the production of home office furniture, higher raw material cost and increased labor cost. The Company continues to experience higher raw material cost, principally lumber, and expects this trend to continue into 2001.

Selling, general and administrative expenses for both the three and nine month periods of 2000 as a percentage of net sales decreased to 11.8% from 12.9% and 13.0%, respectively, for the comparable 1999 periods. The lower percentages in 2000 were due principally to higher net sales. The increased expenditures in 2000 were primarily selling expenses directly attributable to the sales increase.

As a result of the above, operating income as a percentage of net sales was 12.7% for both the three and nine month periods of 2000 compared to 13.3% and 12.8%, respectively, for the comparable prior year periods.

Interest expense for the 2000 three and nine month periods increased due primarily to higher average debt levels, resulting from increased inventories and accounts receivable, and repurchases of the Company's common stock.

The Company's effective income tax rate was 37.5% for the 2000 nine month period and 36.9% for total year 1999. The lower 1999 percentage was due to state income tax credits related to expansion projects.

Financial Condition, Liquidity and Capital Resources

Cash generated from operations decreased to $6.5 million in the 2000 period compared to $20.0 million in the 1999 period. This decrease was attributable to increased inventory levels and higher tax payments. The cash generated in the 1999 period was used to fund capital requirements, reduce borrowings and repurchase the Company's common stock.

Net cash  used by  investing  activities  was $7.7  million  in the 2000  period compared  to  $15.6  million  in the 1999  period.  Net  cash  used for  capital expenditures in the 2000 period was $7.7 million, reflecting $2.7 million of prior year capital expenditures included in accounts payable at December 31, 1999 and $5.0 million of capital expenditures in the 2000 period. In the current year, capital expenditures were primarily for plant and equipment and other assets in the normal course of business. In 1999, capital expenditures were made for capacity expansion projects in addition to expenditures for plant and equipment and other assets in the normal course of business. Capital expenditures in 2000, excluding carryover from 1999, are anticipated to be approximately $6.5-$7.5 million.

Net cash used by financing activities was $77,000 in the 2000 period compared to $7.8 million in the 1999 period. In the 2000 period, cash from operations and borrowings under the revolving credit facility provided cash for the purchase and retirement of the Company's common stock, senior debt payments and capital expenditures. During the nine months ended September 30, 2000, the Company purchased 549,400 shares of its stock on the open market at an average price of $23.34. In August 2000, the Company's Board of Directors increased the authorization to repurchase shares of its common stock by $10 million to $30 million. Since October 1998, the Company has utilized $23.1 million, of the $30.0 million authorization, to purchase a total of 1,091,150 shares of its common stock at an average price of $21.156 per share.

At September 30, 2000, long-term debt including current maturities was $50.2 million. Debt service requirements are $6.7 million in 2001, $23.8 million in 2002, $6.9 million in 2003, and $7.0 million in 2004. In March 2000, the revolving credit facility was amended to increase available borrowings from $25.0 million to $35.0 million. As of September 30, 2000, approximately $16.4 million of additional borrowings were available under the Company's revolving credit facility, after adjusting for outstanding letter of credits of $1.6 million. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

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


PART II.  OTHER INFORMATION

Item 3.  Legal Proceedings

         On July 9, 1999, the United States Environmental Protection Agency ("EPA") served the Company with an administrative complaint citing the alleged failure of a July 1998 compliance test of one boiler at the Stanleytown, Virginia facility and seeking a civil fine in the amount of $175,000. In September 2000, the Company reached a settlement with the EPA in which the Company agreed to pay a $57,000 penalty and complete a special $237,000 five-year project to install filtration systems for certain spray booths on its furniture finishing line. The costs related to the settlement are not expected to have a material adverse effect on the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

(a) A special meeting of the Company's stockholders was held on August 24, 2000.

(c)(i) The stockholders of the Company approved the Stanley Furniture Company, Inc. 2000 Incentive Compensation Plan by the following vote:

                                              FOR             4,269,332
                                                              ---------

                                              AGAINST           922,148
                                                              ---------

                                              ABSTAIN            14.918
                                                              ---------

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 10.1    2000 Incentive Compensation Plan (incorporate by
                           reference to Registration Statement on Form S-8 No. 333-45402).

         Exhibit 10.2    Amendment No. 2 to The Stanley Furniture Company, Inc.
                           1992 Stock Option Plan dated as of July 1, 2000.*

         Exhibit 10.3    Amendment No. 1 to The Stanley Furniture Company, Inc.
                           1994 Stock Option Plan dated as of July 1, 2000.*

         Exhibit  27     Financial Data Schedule. *

(b)      Reports on Form 8-K
         A report on Form 8-K was filed on August 25, 2000 to announce the Company's Board of Directors' authorization to use an additional $10 million to repurchase the Company's common stock.
---------------------------
* Filed herewith.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    STANLEY FURNITURE COMPANY, INC.


Date: October 17, 2000              By:  /s/Douglas I. Payne
                                    ------------------------------------------
                                    Douglas I. Payne
                                    Sr. V.P. - Finance and Administration,
                                    Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)