Form 10-K
period 2000-12-31
STANLEY FURNITURE CO INC/
filed 2001-02-06
CIK 797465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                         Commission file number 0-14938

                         STANLEY FURNITURE COMPANY, INC.
             (Exact name of Registrant as specified in its Charter)

                     Delaware                      54-1272589
        -------------------------------      ---------------------
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

Aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price on January 31, 2001: $153 million

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of January 31, 2001:

Common Stock, par value $.02 per share                             6,596,436
--------------------------------------                          ----------------
       (Class of Common Stock)                                  Number of Shares

Documents  incorporated  by  reference:   Portions  of  the  Registrant's  Proxy
Statement for its Annual Meeting of Stockholders scheduled for April 25, 2001 are incorporated by reference into Part III.

                                TABLE OF CONTENTS


Part I                                                                      Page


  Item 1    Business........................................................   3
  Item 2    Properties......................................................   6
  Item 3    Legal Proceedings...............................................   6
  Item 4    Submission of Matters to a Vote of Security Holders.............   6



Part II


  Item 5    Market for Registrant's Common Equity and Related Stockholder
            Matters.........................................................   8
  Item 6    Selected Financial Data.........................................   9
  Item 7    Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................  10
  Item 7A   Quantitative and Qualitative Disclosures about Market Risks.....  12
  Item 8    Financial Statements and Supplementary Data.....................  13
  Item 9    Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure............................................  13



Part III


  Items 10 through 13.......................................................  13



Part IV


  Item 14   Exhibits, Financial Statement Schedule and Reports on Form 8-K..  13

  Signatures  ..............................................................  18

  Index to Financial Statements and Schedule................................ F-1

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

      The Company provides products in a variety of woods, veneers, and finishes. The number of styles by product line currently marketed by the Company is set forth in the following table:

                                     Number of Styles
                                     ----------------
      Collections:
         Dining room.....................................................     17
         Bedroom.........................................................     17
         Tables..........................................................     12
         Entertainment units.............................................      9
        Youth bedroom (Young America(TM))................................     14
        Home office......................................................      8

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


Distribution

      The Company has developed a broad domestic and international customer base and sells its furniture through approximately 70 independent sales representatives to independent furniture retailers, department stores and regional chain stores. Representative customers include Homelife, Rooms To Go, Furnitureland South, Breuners Home Furnishings, Jordan's, Robb & Stucky, Nebraska Furniture Mart and Wickes. The Company believes this broad network reduces its exposure to regional recessions, and allows it to capitalize on emerging channels of distribution. The Company offers tailored marketing programs to address each channel of distribution.

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

      The Company has sold to approximately 3,200 customers during 2000, and approximately 6% of the Company's sales in 2000 were to international customers. No single customer accounted for more than ten percent of the Company's sales in 2000. No material part of the Company's business is dependent upon a single customer, the loss of which would have a material effect on the business of the Company. The loss of several of the Company's major customers could have a material impact on the business of the Company.

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

      The Company schedules production of its various styles based upon actual and anticipated orders. The Company's manufacturing processes enable it to fill orders through manufacturing rather than inventory. As a result, the Company shipped customer orders within 24 days on average during 2000 with average finished goods inventory turns of 7.6. Since the Company ships customer orders on average in about three weeks, management believes that the size of its backlog is not necessarily indicative of its long-term operations. During
December 2000, the Company shipped customer orders in 17 days on average compared to 30 days in December 1999. As a result, the backlog of unshipped orders was $15.1 million at December 31, 2000 compared to $28.6 million at December 31, 1999.








Raw Materials

      The principal materials used by the Company in manufacturing its products include lumber, veneers, plywood, particle board, hardware, glue, finishing materials, glass products, laminates, fabrics and metals. The Company uses a variety of species of lumber, including cherry, oak, ash, poplar, pine and maple. The Company's five largest suppliers accounted for approximately 16% of its purchases in 2000. The Company believes that its sources of supply for these materials are adequate and that it is not dependent on any one supplier.

Competition

      The Company is the fourteenth largest furniture manufacturer in North America based on 1999 sales, according to Furniture/Today, a trade publication. The furniture industry is highly competitive and includes a large number of foreign and domestic manufacturers, none of which dominates the market. In addition, competition has increased from foreign manufacturers in countries such as China with lower production costs. The markets in which the Company competes include a large number of relatively small manufacturers; however, certain competitors of the Company have substantially greater sales volumes and financial resources than the Company. Competitive factors in the upper-medium price range include style, price, quality, delivery, design, service, and durability. The Company believes that its manufacturing processes, its long-standing customer relationships and customer responsiveness, its consistent support of existing diverse product lines that are high quality and good value, and its experienced management are competitive advantages.

Associates

      At December 31, 2000, the Company employed approximately 3,350 associates. None of the Company's associates is represented by a labor union. The Company considers its relations with its associates to be good.

Trademarks

      The trade names of the Company represent many years of continued business, and the Company believes such names are well recognized and associated with quality in the furniture industry. The Company owns a number of trademarks, none of which is considered to be material to the Company.

Governmental Regulations

      The Company is subject to federal, state, and local laws and regulations in the areas of safety, health, and environmental pollution controls. Compliance with these laws and regulations has not in the past had any material effect on the Company's earnings, capital expenditures, or competitive position; however, the effect of such compliance in the future cannot be predicted. Management believes that the Company is in material compliance with applicable federal, state, and local safety, health and environmental regulations.

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



Item 2.    Properties

      Set forth below is certain information with respect to the Company's principal properties. The Company believes that all these properties are well maintained and in good condition. All Company plants are equipped with automatic sprinkler systems and modern fire protection equipment, which management believes are adequate. All facilities set forth below are active and operational. The Company believes its manufacturing facilities are being efficiently utilized and each facility is focused on specific product lines to optimize efficiency. The Company estimates that its facilities, excluding the Martinsville, Virginia factory, are presently operating at 90% capacity, principally on a one-shift basis. The Martinsville, Virginia factory began production in early 2000 and is operating at 50-60% of its anticipated annual sales capacity of $50-60 million.

                                                     Approximate      Owned
                                                    Facility Size       or
      Location                Primary Use           (Square Feet)     Leased
      --------                -----------           -------------     ------
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

Item 3.    Legal Proceedings

     None.

Item 4.    Submission of Matters to a Vote of Security Holders

     None.






Executive Officers of the Registrant

      The Company's executive officers and their ages as of January 1, 2001 are as follows:

Name                                  Age    Position
Albert L. Prillaman...........        55     Chairman, President and Chief
                                               Executive Officer
John W. Johnson   ............        56     Senior Vice President-Manufacturing
Douglas I. Payne  ............        42     Senior Vice President -
                                               Finance and Administration,
                                               and Secretary
William A. Sibbick............        44     Senior Vice President -Sales
Kelly S. Cain  ...............        46     Senior Vice President -
                                               Product Development
                                               and Merchandising


      Albert L. Prillaman has been President and Chief Executive Officer of the Company since December 1985 and Chairman of the Board of Directors since September 1988. Prior to that time, Mr. Prillaman served as a Vice President of the Company and President of the Stanley Furniture division of the Company's predecessor since 1983, and in various executive and other capacities with the Stanley Furniture division of the predecessors of the Company since 1969. Mr. Prillaman is a director of American Woodmark Corporation.

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

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
           ---------------------------------------------------------------------

      The Company's common stock is quoted on The Nasdaq Stock Market ("Nasdaq") under the symbol STLY. The table below sets forth the high and low sales prices per share, for the periods indicated, as reported by Nasdaq.

                                                      High              Low
          2000
          First Quarter.............                 $20.25           $15.13
          Second Quarter............                  24.00            18.88
          Third Quarter.............                  28.50            21.25
          Fourth Quarter............                  25.88            20.19



          1999
          First Quarter.............                 $22.63           $16.50
          Second Quarter............                  23.63            19.00
          Third Quarter.............                  24.50            18.75
          Fourth Quarter............                  22.25            17.00






As of January 31, 2001, there were approximately 2,500 beneficial stockholders. To date the Company has retained all earnings to finance the growth and development of its business. However, the Company will continue to evaluate its dividend policy, and any future payments will depend upon the financial condition, capital requirements and earnings of the Company, as well as other factors that the Board of Directors may deem relevant. The Company's ability to pay dividends is restricted under certain loan covenants. See Note 3 of the Notes to Financial Statements.

Item 6.     Selected Financial Data

                                                                      Years Ended December 31,

                                                   2000          1999          1998         1997          1996
                                                   ----          ----          ----         ----          ----
                                                                (in thousands, except per share data)
Income Statement Data:
Net sales..................................      $283,092      $264,717      $247,371      $211,905      $201,905
Cost of sales..............................       214,499       196,631       186,931       159,453       153,332
                                                 --------      --------      --------      --------      --------
  Gross profit.............................        68,593        68,086        60,440        52,452        48,573
Selling, general and administrative
  expenses.................................        33,656        33,796        32,496        29,949        30,403
                                                 --------      --------      --------      --------      --------
Operating income...........................        34,937        34,290        27,944        22,503        18,170
Other expense (income), net ...............           (82)          388           411           276           616
Interest expense...........................         4,003         3,478         4,164         3,538         3,344
                                                 --------      --------      --------      --------      --------
  Income from continuing operations
    before income taxes....................        31,016        30,424        23,369        18,689        14,210
Income taxes...............................        11,476        11,211         8,886         7,102         5,470
                                                 --------      --------      --------      --------      --------
  Income from continuing operations........      $ 19,540      $ 19,213      $ 14,483      $ 11,587      $  8,740
                                                 ========      ========      ========      ========      ========

Basic Earnings Per Share:(1)
Income from continuing operations..........      $   2.76      $   2.70      $   2.07      $   1.38      $    .92
                                                 ========      ========      ========      ========      ========
Weighted average shares(2).................         7,076         7,119         7,008         8,394         9,444
                                                 ========      ========      ========      ========      ========

Diluted Earnings Per Share:(1)
Income from continuing operations..........      $   2.63      $   2.47      $   1.82      $   1.25      $    .88
                                                 ========      ========      ========      ========      ========
Weighted average shares(2).................         7,429         7,770         7,963         9,278         9,890
                                                 ========      ========      ========      ========      ========

Balance Sheet and Other Data:
Cash.......................................      $  1,825      $  3,597      $  6,791      $    756      $  8,126
Inventories................................        54,423        43,580        46,514        45,730        40,239
Working capital............................        53,759        38,531        44,408        41,440        46,225
Total assets...............................       179,206       170,522       154,374       143,225       141,510
Long-term debt including
  current maturities (2) ..................        52,169        38,404        43,539        52,577        39,350
Stockholders' equity (2)(3)................        79,477        79,573        62,368        48,247        61,617
Capital expenditures(4)....................         6,068        25,566         6,680         4,076         3,599


(1) Amounts have been retroactively adjusted to reflect a two-for-one stock split, distributed in the form of a stock dividend, on May 15, 1998.

(2)   The Company purchased  869,400,  226,750,  315,000 and 2,326,402 shares of its common stock for a total consideration of $19.8 million, $4.7 million, $5.6 million and $25.3 million in 2000, 1999, 1998 and 1997, respectively.
      In 1998, the Company issued 103,400 shares to the Stanley Retirement Plan.

(3) No dividends have been paid on the Company's common stock during any of the years presented.

(4) In 1999, the Company spent $10 million on expansion projects at existing facilities and $15 million to purchase and equip a new facility.



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

Results of Operations

      The following table sets forth the percentage relationship to net sales of certain items included in the Statements of Income:

                                                     For the Years Ended
                                                         December 31,
                                              ----------------------------------
                                               2000          1999          1998
                                               ----          ----          ----
Net sales...............................      100.0%        100.0%        100.0%
Cost of sales...........................       75.8          74.3          75.6
                                              -----         -----         -----
  Gross profit..........................       24.2          25.7          24.4
Selling, general and administrative
  expenses..............................       11.9          12.7          13.1
                                              -----         -----         -----
    Operating income.....................      12.3          13.0          11.3
Other expense (income), net..............       (.1)           .2            .1
Interest expense.........................       1.4           1.3           1.7
                                              -----         -----         -----
  Income before income taxes.............      11.0          11.5           9.5
Income taxes.............................       4.1           4.2           3.6
                                              -----         -----         -----
  Net income.............................       6.9%          7.3%          5.9%
                                              =====         =====         =====

2000 Compared to 1999

      Net sales increased $18.4 million, or 6.9%, for 2000 compared to 1999. The increase was due to higher unit volume in the Company's Young AmericaTM youth bedroom and home office product categories, and to a lesser extent higher average selling prices. Due to the softening U.S. economy, the Company experienced a 5.2% decline in net sales for the fourth quarter of 2000 compared to an exceptionally strong prior year quarter. The Company anticipates the current economic slowdown to continue through the first half of 2001 and; therefore, expects any sales growth to be modest to slightly below comparable prior year periods.

      Capacity constraints limited shipments during 1999. As a result, the Company completed expansion projects during 1999 to increase production in response to the growing demand for its bedroom and Young America(TM) youth bedroom products. During the first quarter of 2000, the Company commenced operations at its new manufacturing facility in response to the growing demand for home office furniture. The Company experienced consistent improvement in operating performance at the new facility as production levels were increased throughout 2000 and expects continued improvement in 2001.

      Gross profit margin for 2000 decreased to 24.2% from 25.7% for 1999. The decrease resulted primarily from start-up expenses at the new factory along with operating inefficiencies created by a change in product mix at several other factories as product was moved to the new facility, higher raw material cost and increased labor cost.

      Selling, general and administrative expenses as a percentage of net sales decreased to 11.9% in 2000 from 12.7% for 1999. The lower percentage in 2000 was due principally to higher net sales. Expenditures in 2000 were slightly lower due primarily to reduced selling expenses.

      As a result, operating income increased to $34.9 million, from $34.3 million in 1999. However, due to the above factors, operating income as a percentage of net sales declined to 12.3% from 13.0% in 1999.

      Interest expense for 2000 increased due to higher average debt levels resulting from the Company's purchase of its stock and increased working capital levels.

      The Company's effective income tax rate was 37.0% and 36.9% for 2000 and 1999, respectively.

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


Financial Condition, Liquidity and Capital Resources

      The Company generated cash from operations of $11.8 million in 2000 compared to $27.8 million in 1999 and $25.0 million in 1998. The decrease in 2000 compared to 1999 was attributable to increased inventory levels and higher tax payments. The increase in 1999 compared to 1998 was due primarily to increased sales. The Company used the cash generated from operations in 2000, 1999 and 1998 to fund capital expenditures and repurchase its common stock.

      Net cash used by investing activities was $8.7 million in 2000 compared to $23.0 million and $6.5 million in 1999 and 1998, respectively. Net cash used for capital expenditures in 2000 was $8.8 million, reflecting $2.7 million of prior year capital expenditures included in accounts payable at December 31, 1999 and $6.1 million of capital expenditures in 2000. In 1999 capital expenditures were primarily for capacity expansion projects. Approximately $10 million was used to expand production capability for the Company's bedroom and Young America(TM) youth bedroom products and approximately $15 million was used to purchase and equip a facility dedicated to the production of home office furniture. This dedicated facility began operation in the first quarter of 2000. The expenditures in 2000, the remaining expenditures in 1999 and the expenditures in 1998 were primarily for plant and equipment and other assets in the normal course of business. Capital expenditures in 2001 are anticipated to be approximately $6-$7 million.

      Net cash used by financing activities was $4.9 million, $7.9 million and $12.5 million in 2000, 1999 and 1998, respectively. In 2000, cash from operations and borrowings under the revolving credit facility provided cash for the purchase and retirement of the Company's common stock, senior debt payments and capital expenditures. In 1999, the purchase of common stock and the reduction in borrowings were financed from operations, cash on hand and the proceeds from the exercise of stock options. In 1998, the purchase of common stock and the reduction in borrowings were financed by cash generated from operations and the proceeds from the exercise of stock options.

      The Company used $19.8 million of cash to purchase 869,400 shares of its stock on the open market at an average price of $22.72 in 2000. For the three years ending December 31, 2000, the Company has used $30.0 million of cash to purchase 1.4 million shares of its stock on the open market at an average price of $21.27. At December 31, 2000, approximately $10 million remains authorized by the Company's Board of Directors to repurchase shares of the Company's common stock. Consequently, the Company may, from time to time, either directly or through agents, repurchase its common stock in the open market, through negotiated purchases or otherwise, at prices and on terms satisfactory to the Company. Depending on market prices and other conditions relevant to the Company, such purchases may be discontinued at any time.

      At December 31, 2000, long-term debt, including current maturities, was $52.2 million. In March 2000, the revolving credit facility was amended to increase available borrowings from $25.0 million to $35.0 million. Approximately $14.4 million of additional borrowing capacity was available under the revolving credit facility at December 31, 2000. Annual debt service requirements are $6.7 million in 2001, $6.8 million in 2002, $6.9 million in 2003, $7.0 million in 2004 and $2.8 million in 2005. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

Recent Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 was adopted in the fourth quarter of 2000 and did not have a material impact on the Company's financial statements.

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("SFAS 138"), an amendment of SFAS 133. Both provide guidance on accounting for derivatives and hedging activities. At December 31, 2000, the Company had no derivative or hedging activities, and any future activity is not anticipated to have a material impact on the Company's financial statements.

Item 7A.Quantitative and Qualitative Disclosures about Market Risks

      Because the Company's obligation under its Revolving Credit Facility bears interest at a variable rate, the Company is sensitive to changes in prevailing interest rates. A one-percentage point fluctuation in market interest rates would not have had a material impact on earnings during the 2000 fiscal year.





Item 8.   Financial Statements and Supplementary Data

      The financial statements and schedule listed in Items 14(a)(1) and (a)(2) hereof are incorporated herein by reference and are filed as part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

      In accordance with general instruction G(3) of Form 10-K, the information called for by Items 10, 11, 12, and 13 of Part III is incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled for April 25, 2001, except for information concerning the executive officers of the Registrant which is included in Part I of this report under the caption "Executive Officers of the Registrant."


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K
          --------------------------------------------------------------

(a)   Documents filed as a part of this Report:

(1) The following financial statements are included in this report on Form 10-K:

      Report of Independent Accountants

      Balance Sheets as of December 31, 2000 and 1999

      Statements of Income for each of the three years in the period ended December 31, 2000

      Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 2000

      Statements of Cash Flows for each of the three years in the period ended December 31, 2000

      Notes to Financial Statements

(2)   Financial Statement Schedule:
      ----------------------------

      Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2000

(b) The following reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report:

      A report on Form 8-K was filed on December 13, 2000, to announce the Company's Board of Directors' authorization to increase the Company's stock repurchase program to $14.6 million and to comment on the Registrant's fourth quarter and 2001 outlook.



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

10.12 1992 Stock Option Plan. (incorporated by reference to Registrant's Registration Statement on Form S-8 No. 33-58396).(2)

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

10.24 Employment Agreement dated as of April 1, 1999 between Kelly S. Cain and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended March 27, 1999).(2)

10.25 Sixth Amendment, dated March 30, 2000, to the Second Amended and Restated Revolving Credit Facility and Term Loan Agreement dated
         February 15, 1994, among the Registrant, National Bank of Canada (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended April 1,
         2001).

10.26 Seventh Amendment, dated as of March 31, 2000, to the Second Amended and Restated Revolving Credit Facility and Term Loan Agreement dated February 15, 1994, among the Registrant, National Bank of Canada (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended April 1,
         2000).

10.27 2000 Incentive Compensation Plan (incorporate by reference to Exhibit A to the Registrant's Proxy Statement (Commission File No. 0-14938) for the special meeting of stockholders held on August 24, 2000).(2)

10.28 Amendment No. 2 to The Stanley Furniture Company, Inc. 1992 Stock Option Plan dated as of July 1, 2000 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q (Commission File
         No. 0-14938)for the quarter ended September 1, 2000).(2)

10.29 Amendment No. 1 to The Stanley Furniture Company, Inc. 1994 Stock Option Plan dated as of July 1, 2000 (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q (Commission File
         No. 0-14938)for the quarter ended September 1, 2000).(2)

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

                                                 STANLEY FURNITURE COMPANY, INC.

February 5, 2001                                 By: /s/Albert L. Prillaman
                                                 -------------------------------
                                                        Albert L. Prillaman
                                                        Chairman, President, and
                                                        Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                         Title                     Date

/s/Albert L. Prillaman        Chairman, President, and Chief    February 5, 2001
--------------------------    Executive Officer, and Director
(Albert L. Prillaman)         (Principal Executive Officer)

/s/Douglas I. Payne           Senior Vice President - Finance   February 5, 2001
--------------------------    and Administration and Secretary
(Douglas I. Payne)            (Principal Financial and
                              Accounting Officer)

/s/Robert G. Culp, III        Director                          February 5, 2001
--------------------------
(Robert G. Culp, III)

/s/David V. Harkins           Director                          February 5, 2001
--------------------------
(David V. Harkins)

/s/Edward J. Mack             Director                          February 5, 2001
--------------------------
(Edward J. Mack)

/s/Thomas L. Millner          Director                          February 5, 2001
--------------------------
(Thomas L. Millner)

/s/T. Scott McIlhenny, Jr.    Director                          February 5, 2001
--------------------------
(T.Scott McIlhenny, Jr.)

                        STANLEY FURNITURE COMPANY, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE



Financial Statements                                                        Page


Report of Independent Accountants....................................        F-2

Balance Sheets as of December 31, 2000 and 1999......................        F-3

Statements of Income for each of the three years in the period
  ended December 31, 2000............................................        F-4

Statements of Changes in Stockholders' Equity for each of the
  three years in the period ended December 31, 2000..................        F-5

Statements of Cash Flows for each of the three years in the period
  ended December 31, 2000............................................        F-6

Notes to Financial Statements........................................        F-7


Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts for each of the
  three years in the period ended December 31, 2000..................        S-1

                        Report of Independent Accountants



To the Board of Directors and Stockholders of Stanley Furniture Company, Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Stanley Furniture Company, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                                      PricewaterhouseCoopers LLP



Richmond, Virginia
January 22, 2001


                         STANLEY FURNITURE COMPANY, INC.
                                 BALANCE SHEETS
                        (in thousands, except share data)
                                                                               December 31,
                                                                        -------------------------
                                                                          2000             1999
                                                                        --------         --------
ASSETS
Current assets:
  Cash ..........................................................       $  1,825         $  3,597
  Accounts receivable, less allowances of $2,230 and $2,050......         33,224           32,133
  Inventories:
    Finished goods...............................................         30,521           22,393
    Work-in-process..............................................          9,507            8,432
    Raw materials................................................         14,395           12,755
                                                                        --------         --------
      Total inventories..........................................         54,423           43,580

  Prepaid expenses and other current assets......................            568            1,011
  Deferred income taxes..........................................          2,514            2,463
                                                                        --------         --------
    Total current assets.........................................         92,554           82,784

Property, plant and equipment, net...............................         70,455           72,100
Goodwill, less accumulated amortization of $4,032 and $3,696.....          9,408            9,744
Other assets.....................................................          6,789            5,894
                                                                        --------         --------
    Total assets.................................................       $179,206         $170,522
                                                                        ========         ========

LIABILITIES
Current liabilities:
  Current maturities of long-term debt...........................       $  6,714         $  5,236
  Accounts payable...............................................         19,507           25,836
  Accrued salaries, wages and benefits...........................         10,779           10,864
  Other accrued expenses.........................................          1,795            2,317
                                                                        --------         --------
    Total current liabilities....................................         38,795           44,253

Long-term debt, exclusive of current maturities..................         45,455           33,168
Deferred income taxes............................................         10,860           11,072
Other long-term liabilities......................................          4,619            2,456
                                                                        --------         --------
  Total liabilities..............................................         99,729           90,949
                                                                        --------         --------

STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 10,000,000 shares authorized,
   6,596,436 and 7,113,655 shares issued and outstanding.........            132              142
Capital in excess of par value...................................         18,160           35,064
Retained earnings................................................         63,907           44,367
Stock option loans...............................................         (2,722)
                                                                        --------         --------
  Total stockholders' equity.....................................         79,477           79,573
                                                                        --------         --------
     Total liabilities and stockholders' equity..................       $179,206         $170,522
                                                                        ========         ========


                   The accompanying notes are an integral part
                          of the financial statements.


                         STANLEY FURNITURE COMPANY, INC.
                              STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                                      For the Years Ended
                                                                          December 31,
                                                          -------------------------------------------
                                                            2000             1999              1998
                                                          --------         --------          --------
Net sales........................................         $283,092         $264,717          $247,371

Cost of sales....................................          214,499          196,631           186,931
                                                          --------         --------          --------

  Gross profit...................................           68,593           68,086            60,440

Selling, general and administrative expenses.....           33,656           33,796            32,496
                                                          --------         --------          --------

  Operating income...............................           34,937           34,290            27,944

Other expense (income), net......................              (82)             388               411
Interest expense.................................            4,003            3,478             4,164
                                                          --------         --------          --------

  Income before income taxes.....................           31,016           30,424            23,369

Income taxes.....................................           11,476           11,211             8,886
                                                          --------         --------          --------

  Net income.....................................         $ 19,540         $ 19,213          $ 14,483
                                                          ========         ========          ========

Earnings per share:

  Basic..........................................         $   2.76         $   2.70          $   2.07
                                                          ========         ========          ========
  Diluted........................................         $   2.63         $   2.47          $   1.82
                                                          ========         ========          ========

Weighted average shares outstanding:

  Basic...........................................           7,076            7,119             7,008
                                                          ========         ========          ========
  Diluted.........................................           7,429            7,770             7,963
                                                          ========         ========          ========










                   The accompanying notes are an integral part
                          of the financial statements.


                         STANLEY FURNITURE COMPANY, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
        For each of the three years in the period ended December 31, 2000
                                 (in thousands)



                                                    Common Stock        Capital in                   Stock
                                                --------------------     Excess of    Retained      Option
                                                Shares        Amount     Par Value    Earnings       Loans
                                                ------        ------     ---------    --------      ------
Balance at January 1, 1998................       6,866         $137      $37,439      $10,671

Purchase and retirement of stock..........        (315)          (6)      (5,547)

Issuance of stock to the Stanley
  Retirement Plan.........................         103            2        1,872

Compensation expense and stock issuance
  related to the executive loan plan......         100            2          131

Exercise of stock options.................         316            6        3,178

Net income................................                                             14,483
                                                 -----         ----      -------      -------       ------

  Balance at December 31, 1998............       7,070          141       37,073       25,154

Purchase and retirement of stock..........        (227)          (4)      (4,704)

Exercise of stock options.................         271            5        2,695

Net income................................                                             19,213
                                                 -----         ----      -------      -------       -------

  Balance at December 31, 1999............       7,114          142       35,064       44,367

Purchase and retirement of stock..........        (870)         (17)     (19,739)

Exercise of stock options.................         352            7        2,835                    $(3,078)

Stock option loan payments................                                                              356

Net income................................                                             19,540
                                                 -----         ----      -------      -------       -------

  Balance at December 31, 2000............       6,596         $132      $18,160      $63,907       $(2,722)
                                                 =====         ====      =======      =======       ========

                   The accompanying notes are an integral part
                          of the financial statements.



                         STANLEY FURNITURE COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     For the Years Ended
                                                                         December 31,
                                                          -------------------------------------------
                                                            2000             1999              1998
                                                            ----             ----              ----
Cash flows from operating activities:

  Cash received from customers..................          $281,949         $261,566          $245,492
  Cash paid to suppliers and employees..........          (255,058)        (220,642)         (209,030)
  Interest paid.................................            (4,013)          (3,527)           (4,228)
  Income taxes paid, net........................           (11,033)          (9,620)           (7,211)
                                                          --------         --------          --------

    Net cash provided by operating activities...            11,845           27,777            25,023
                                                          --------         --------          --------

Cash flows from investing activities:

  Capital expenditures..........................            (8,768)         (22,866)           (6,680)
  Other, net....................................                42             (157)              191
                                                          --------         --------          --------

    Net cash used by investing activities.......            (8,726)         (23,023)           (6,489)
                                                          --------         --------          --------

Cash flows from financing activities:

  Purchase and retirement of common stock.......           (19,754)          (4,708)           (5,553)
  Repayment of senior notes.....................            (5,236)          (5,135)           (5,086)
  Proceeds from (repayment of) revolving
    credit facility, net........................            19,001                             (3,952)
  Proceeds from exercise of stock options.......               459            1,299             1,556
  Other, net....................................               639              596               536
                                                          --------         --------          --------

    Net cash used by financing activities.......            (4,891)          (7,948)          (12,499)
                                                          --------         --------          --------

Net increase (decrease) in cash.................            (1,772)          (3,194)            6,035
Cash at beginning of year.......................             3,597            6,791               756
                                                          --------         --------          --------

  Cash at end of year...........................          $  1,825         $  3,597          $  6,791
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

Revenue Recognition
      Revenue is recognized upon shipment of product at which time risks and rewards of ownership transfer to the buyer.

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

Capitalized Software Cost
      The Company amortizes certain purchased computer software costs using the straight-line method over the economic lives of the related products not to exceed five years. Unamortized cost at December 31, 2000 and 1999 was $579,000 and $815,000, respectively.

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

                         STANLEY FURNITURE COMPANY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.    Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments
      The fair value of the Company's long-term debt is estimated using discounted cash flow analysis based on the incremental borrowing rates currently available to the Company for loans with similar terms and maturities. At December 31, 2000, the fair value approximated the carrying amount. The fair value of trade receivables, trade payables and letters of credit approximate the carrying amount because of the short maturity of these instruments.

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

2.    Property, Plant and Equipment
                                                     Depreciable
                                                        lives                 (in thousands)
                                                      (in years)           2000             1999
                                                       --------            ----             ----
      Land and buildings.........................      20 to 50         $ 41,445           $35,871
      Machinery and equipment....................       5 to 12           75,869            62,120
      Office furniture and equipment.............       3 to 10            1,829             1,732
      Construction in progress...................                            610            15,528
                                                                        --------           -------
        Property, plant and equipment, at cost...                        119,753           115,251
      Less accumulated depreciation..............                         49,298            43,151
                                                                        --------           -------
        Property, plant and equipment, net.......                       $ 70,455           $72,100
                                                                        ========           =======

                         STANLEY FURNITURE COMPANY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 3.    Long-Term Debt
                                                                              (in thousands)
                                                                           2000           1999
                                                                           ----           ----
      7.28% Senior notes due March 15, 2004..................            $17,143        $21,429
      7.57% Senior note due June 30, 2005....................              6,025          6,975
      7.43% Senior notes due November 18, 2007...............             10,000         10,000
      Revolving credit facility..............................             19,001
                                                                         -------        -------
        Total................................................             52,169         38,404
      Less current maturities................................              6,714          5,236
                                                                         -------        -------
        Long-term debt, exclusive of current maturities......            $45,455        $33,168
                                                                         =======        =======

      In March 2000, the Revolving Credit Facility was amended to increase available borrowings from $25 million to $35 million through August 2002, automatically renewable thereafter for one year periods unless terminated by either party. Interest under the facility is payable monthly at prime (9.5% on December 29, 2000) or, at the Company's option, the reserve adjusted LIBOR plus
 .75% per annum (6.56% on December 29, 2000). The Company utilizes letters of credit to collateralize certain insurance policies and inventory purchases. Outstanding letters of credit at December 31, 2000 were $1.6 million. At December 31, 2000, $14.4 million of additional borrowings were available under the revolving credit facility.

      The above loan agreements require the Company to maintain certain financial covenants. The Company's ability to pay dividends with respect to the common stock is restricted to $25.0 million plus 50% of the Company's consolidated net earnings, adjusted for net cash proceeds received by the Company from the sale of its stock and the amount of payments for redemption, purchase or other acquisition of its capital stock, subsequent to January 1, 1999. At December 31, 2000, these covenants limit funds available to pay dividends and repurchase the Company's common stock to $21.9 million.

      Annual debt service requirements are $6.7 million in 2001, $6.8 million in 2002, $6.9 million in 2003, $7.0 million in 2004 and $2.8 million in 2005.

4.    Income Taxes

      The provision for income taxes consists of (in thousands):

                                                               2000              1999              1998
                                                               ----              ----              ----
         Current:
           Federal...................................         $10,623           $10,435           $8,558
           State.....................................           1,116               881            1,292
                                                              -------           -------           ------
             Total current...........................          11,739            11,316            9,850
                                                              -------           -------           ------
         Deferred:
           Federal...................................            (233)              (93)            (852)
           State.....................................             (30)              (12)            (112)
                                                              -------           -------           ------
             Total deferred..........................            (263)             (105)            (964)
                                                              -------           -------           ------
               Income taxes..........................         $11,476           $11,211           $8,886
                                                              =======           =======           ======

                         STANLEY FURNITURE COMPANY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.    Income Taxes (continued)

      A reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate follows:

                                                               2000              1999              1998
                                                               ----              ----              ----
         Federal statutory rate......................          35.0%             35.0%             35.0%
         State taxes, net of federal benefit.........           2.3               2.4               3.3
         Goodwill....................................            .4                .4                .5
         Life insurance..............................           (.6)              (.5)              (.6)
         Tax savings from foreign sales
           corporation...............................           (.3)              (.3)              (.2)
         Other, net..................................            .2               (.1)
                                                              -----              ----              ----
           Effective income tax rate.................          37.0%             36.9%             38.0%
                                                               ====              ====              ====

      The income tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31 follow (in thousands):
                                                                          2000             1999
                                                                          ----             ----
         Current deferred tax assets (liabilities):
           Accounts receivable..................................         $   568          $   497
           Inventory............................................             (23)              48
           Employee benefits....................................           1,944            1,903
           Other accrued expenses...............................              25               15
                                                                         -------          -------
             Net current deferred tax asset.....................         $ 2,514          $ 2,463
                                                                         =======          =======

         Noncurrent deferred tax liabilities:
           Property, plant and equipment........................         $ 9,570          $10,201
           Employee benefits....................................           1,290              871
                                                                         -------          -------
             Net noncurrent deferred tax liability..............         $10,860          $11,072
                                                                         =======          =======

5.    Stockholders' Equity

        The Company used $19.8 million of cash to purchase 869,400 shares of its stock on the open market at an average price of $22.72 in 2000. For the three years ending December 31, 2000, the Company has used $30.0 million of cash to purchase 1.4 million shares of its common stock on the open market at an average price of $21.27. At December 31, 2000, approximately $10.0 million remains of the Board of Directors authorization to repurchase shares of the Company's common stock.

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

                         STANLEY FURNITURE COMPANY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.    Stockholders' Equity (continued)

      In addition to its common stock, the Company's authorized capital includes 1,000,000 shares of "blank check" preferred stock. None was outstanding during the three years ended December 31, 2000. The Board of Directors is authorized to issue such stock in series and to fix the designation, powers, preferences, rights, limitations and restrictions with respect to any series of such shares. Such "blank check" preferred stock may rank prior to common stock as to dividend rights, liquidation preferences or both, may have full or limited voting rights and may be convertible into shares of common stock.

      Basic and diluted earnings per share are calculated using the following share data (in thousands):

                                                             2000          1999           1998
                                                             ----          ----           ----
        Weighted average shares outstanding
            for basic calculation....................        7,076         7,119          7,008
        Effect of stock options......................          353           651            955
                                                             -----         -----          -----
            Weighted average shares outstanding
                 for diluted calculation.............        7,429         7,770          7,963
                                                             =====         =====          =====

6.  Employee Stock Plans

      The Company's stock option plans provide for the granting of stock options up to an aggregate of 2,400,000 shares of common stock to key employees. The exercise price may not be less than the fair market value of the Company's common stock on the grant date. Granted options vest 20% annually. At December 31, 2000, 605,002 shares were available for grant.

      Activity for the three years ended December 31, 2000 follows:

                                                                        Number         Weighted-Average
                                                                       of shares        Exercise Price
                                                                       ---------       ----------------
         Outstanding at January 1, 1998.......................         1,343,670             $ 4.95
           Lapsed.............................................           (36,400)              7.43
           Exercised..........................................          (316,392)              4.95
           Granted............................................            43,000              17.75
                                                                       ---------

         Outstanding at December 31, 1998.....................         1,033,878               5.47
           Lapsed.............................................            (5,000)              5.73
           Exercised..........................................          (270,762)              4.80
           Granted............................................             5,700              19.13
                                                                       ---------

         Outstanding at December 31, 1999.....................           763,816               5.82
           Lapsed.............................................            (5,000)             18.75
           Exercised..........................................          (352,352)              4.98
           Granted............................................           400,000              24.88
                                                                       ---------
         Outstanding at December 31, 2000.....................           806,464             $15.56
                                                                       =========



                         STANLEY FURNITURE COMPANY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.  Employee Stock Plans (continued)

      Summarized information regarding stock options outstanding and exercisable at December 31, 2000 follows:


                                               Outstanding                          Exercisable
                                     -------------------------------             -------------------
              Range of                           Average      Average                         Average
           Exercise Price            Shares        Life        Price             Shares        Price
           --------------            -------      ------       -----             -------       -----
              Up to $7               330,764        4.6        $ 4.7             330,764       $ 4.7
              $7 to $10               32,000        6.0          8.5              32,000         8.5
             $10 to $20               43,700        7.8         17.7              27,280        17.5
             $20 to $30              400,000       10.0         24.9              92,000        25.0
                                     -------       ----        -----             -------       -----
                                     806,464        7.5        $15.6             482,044       $ 9.5
                                     =======       ====        =====             =======       =====

      The estimated per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $15.86, $12.73 and $11.78, respectively, on the date of grant. A risk-free interest rate of 5.0%, 6.5% and 4.7% for 2000, 1999 and 1998, respectively, and a 50% volatility rate with an expected life of 10 years was assumed in estimating the fair value for all three years.

      The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon the estimated fair value (in thousands, except per share data):

                                                   2000                     1999                   1998
                                            -------------------     --------------------    -------------------
                                               As         Pro          As          Pro         As         Pro
                                            Reported     Forma      Reported      Forma     Reported     Forma
Net income..........................         $19,540    $18,661      $19,213     $18,902     $14,483    $14,175
Basic earnings per share............            2.76       2.64         2.70        2.65        2.07       2.02
Diluted earnings per share..........            2.63       2.52         2.47        2.44        1.82       1.79

      During 2000, the Company loaned, in a non-cash transaction, an officer/director $2.6 million to purchase 330,420 shares of the Company's common stock. This recourse note, is collaterized by the common stock purchased and is payable on April 19, 2005, including accrued interest at 6.71% per annum.














                         STANLEY FURNITURE COMPANY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 7.   Employee Benefit Plans

Defined Contribution Plan

      The Company maintains a defined contribution plan covering substantially all of its employees and makes discretionary matching and profit sharing contributions. The total plan cost, including employer contributions, was $1.6 million in 2000 and $1.5 million in both 1999 and 1998.

Pension Plans

      Benefits do not accrue under the Company's  pension plans after 1995.  The financial status of the plans at December 31 follows (in thousands):
                                                               2000                             1999
                                                   ---------------------------        ------------------------
                                                    Stanley           Supple-          Stanley        Supple-
                                                   Retirement          mental         Retirement       mental
                                                      Plan              Plan             Plan           Plan
                                                     -------           -------          -------        -------
Change in benefit obligation:
   Beginning benefit obligation...............       $14,539           $ 1,396          $17,963        $ 1,444
   Interest cost..............................         1,131               101            1,177             97
   Actuarial loss (gain)......................           588                86           (3,019)          (111)
   Benefits paid..............................        (2,358)              (42)          (2,740)           (34)
   Settlement cost............................           507                              1,158
                                                     -------           -------          -------        -------
       Ending benefit obligation..............        14,407             1,541           14,539          1,396
                                                     -------           -------          -------        -------
Change in plan assets:
   Beginning fair value of plan assets........        18,065                             19,028
   Actual return on plan assets...............           851                              1,777
   Employer contributions.....................                              42                              34
   Benefits paid..............................        (2,358)              (42)          (2,740)           (34)
                                                     -------           -------          -------        -------
       Ending fair value of plan assets.......        16,558                             18,065
                                                     -------           -------          -------        -------
   Funded status..............................         2,151            (1,541)           3,526         (1,396)
Unrecognized loss (gain)......................         3,480               (25)           2,450           (111)
                                                     -------           -------          -------        -------
    Prepaid (accrued) pension costs...........       $ 5,631           $(1,566)         $ 5,976        $(1,507)
                                                     =======           =======          =======        =======

      At December 31, 2000, and 1999, the Stanley Retirement Plan assets included Company stock with a fair value of $1.7 million and $1.9 million, respectively.

      Components of net periodic pension cost follow (in thousands):

                                                            2000              1999              1998
                                                            ----              ----              ----
         Interest cost..........................           $1,231            $1,274            $1,279
         Expected return on plan assets.........           (1,334)           (1,411)           (1,290)
         Net amortization and deferral..........               57               333               435
                                                           ------            ------            ------
            Net periodic benefit cost...........              (46)              196               424
         Settlement expense.....................              492               409               376
                                                           ------            ------            ------
            Total expense.......................           $  446            $  605            $  800
                                                           ======            ======            ======


                         STANLEY FURNITURE COMPANY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.  Employee Benefit Plans (continued)

      The assumptions used as of December 31 to determine the plans' financial status and pension cost were:

                                                            2000              1999              1998
                                                            ----              ----              ----
         Discount rate for funded status.............       7.60%             8.00%             6.65%
         Discount rate for pension cost..............       8.00%             6.65%             7.00%
         Return on assets............................       7.50%             7.50%             7.50%

Postretirement Benefits Other Than Pensions

      The Company  provides health care benefits to eligible  retired  employees between the ages of 55 and 65 and provides life  insurance  benefits to eligible retired  employees  from age 55 until  death.  The  plan's  financial  status at
December 31 follows (in thousands):
                                                                          2000              1999
                                                                         -------           -------
         Change in benefit obligation:
           Beginning benefit obligation.........................         $ 2,911          $ 3,568
           Service cost.........................................              51               45
           Interest cost........................................             234              212
           Actuarial (gain) loss................................             436             (552)
           Plan participants' contributions.....................             156              125
           Benefits paid........................................            (636)            (487)
                                                                         -------          -------
               Ending benefit obligation........................           3,152            2,911
                                                                         -------          -------
         Change in plan assets:
           Beginning fair value of plan assets..................
           Employer contributions...............................             480              362
           Plan participants' contributions.....................             156              125
           Benefits paid........................................            (636)            (487)
                                                                         -------          -------
               Ending fair value of plan assets.................
                                                                         -------          -------
         Funded status..........................................          (3,152)          (2,911)
         Unrecognized net loss..................................             898              487
         Unrecognized transition obligation.....................           1,564            1,694
                                                                         -------          -------
           Accrued benefit cost.................................         $  (690)         $  (730)
                                                                         =======          =======

      Components   of  net  periodic   postretirement   benefit  cost  were  (in
thousands):

                                                                  2000             1999            1998
                                                                  ----             ----            ----
      Service cost....................................            $ 51             $ 45            $ 44
      Interest cost...................................             234              212             239
      Amortization of transition obligation...........             130              130             130
      Amortization and deferral.......................              25               32              41
                                                                  ----             ----            ----
            Net periodic postretirement benefit cost..            $440             $419            $454
                                                                  ====             ====            ====




                         STANLEY FURNITURE COMPANY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 7.   Employee Benefit Plans (continued)

      The weighted-average discount rates used in determining the actuarial present value of the projected benefit obligation were 7.60%, 8.00% and 6.65% for 2000, 1999 and 1998, respectively. The rate of increase in future health care benefit cost used in determining the obligation for 2000 was 7.5% gradually decreasing to 5.5% beginning in 2004, for 1999 was 8% gradually decreasing to 5.5% beginning in 2004 and for 1998 was 9% gradually decreasing to 5.5% beginning in 2004.

      An increase or decrease in the assumed health care cost trend rate of one percentage point in each future year would affect the accumulated postretirement benefit obligation at December 31, 2000, by approximately $80,000 and the annual postretirement benefit cost by approximately $13,000.

Deferred Compensation

     The Company has a deferred compensation plan, funded with life insurance policies, which permits certain management employees to defer portions of their compensation and earn a fixed rate of return. The accrued liabilities relating to this plan of $1.5 million and $1.4 million at December 31, 2000 and 1999, respectively, are included in accrued salaries, wages and benefits and other long-term liabilities. The cash surrender value, net of policy loans, is included in other assets.

 8.   Leases

      The Company leases showroom space and certain other equipment. Rental expenses charged to operations were $1.6 million, $1.5 million and $1.2 million in 2000, 1999 and 1998, respectively. Future minimum lease payments are approximately as follows: 2001 - $970,000; 2002 - $743,000; 2003 - $536,000; and
2004 - $476,000.

                         STANLEY FURNITURE COMPANY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

9.    Supplemental Cash Flow Information
                                                                               (in thousands)
                                                                   2000             1999              1998
                                                                   ----             ----              ----
      Net income............................................      $19,540          $19,213           $14,483
      Adjustments to reconcile net income to net cash
        provided by operating activities:
         Depreciation.......................................        7,546            5,801             5,328
         Amortization.......................................          595              546               447
         Deferred income taxes..............................         (263)            (105)             (964)
         Other, net.........................................           86              140               555
         Changes in assets and liabilities:
           Accounts receivable..............................       (1,091)          (2,992)           (1,714)
           Inventories......................................      (10,842)           2,933              (784)
           Prepaid expenses and other current assets........       (1,852)            (201)              315
           Accounts payable.................................       (3,629)           1,299             3,673
           Accrued salaries, wages and benefits.............         (999)          (1,075)            2,125
           Other accrued expenses...........................          564            1,710             1,760
           Other assets.....................................           27               40                36
           Other long-term liabilities......................        2,163              468              (237)
                                                                  -------          -------          --------
             Net cash provided by operating activities......      $11,845          $27,777          $ 25,023
                                                                  =======          =======          ========



10.   Quarterly Results of Operations (Unaudited)

                                                            (in thousands, except per share data)
      2000 Quarters:                                  First         Second         Third         Fourth
                                                      -----         ------         -----         ------
      Net sales............................          $70,973        $72,118       $71,440        $68,561
      Gross profit.........................           17,350         17,808        17,492         15,943
      Net income...........................            5,049          5,111         5,065          4,313
      Net income per share:
         Basic.............................          $   .71        $   .70       $   .71        $   .64
         Diluted...........................              .66            .67           .68            .61

                                                            (in thousands, except per share data)
      1999 Quarters:                                  First         Second         Third         Fourth
                                                      -----         ------         -----         ------
      Net sales............................          $63,661        $63,384       $65,319        $72,353
      Gross profit.........................           16,046         16,444        17,116         18,480
      Net income...........................            4,188          4,395         4,957          5,674
     Net income per share:
         Basic.............................          $   .59        $   .62       $   .69        $   .80
         Diluted...........................              .54            .56           .64            .74


                                       -----------------------------------











                         STANLEY FURNITURE COMPANY, INC.
                     SCHEDULE II - VALUATION AND QUALIFYING
               ACCOUNTS For each of the Three Years in the Period
                             Ended December 31, 2000
                                 (In thousands)




Column A                         Column B     Column C     Column D    Column E
--------------------------------------------------------------------------------
                                              Charged
                                 Balance at  (Credited)                 Balance
                                 Beginning   to Costs &                at End of
Descriptions                     of Period   Expenses      Deductions   Period

2000
    Doubtful receivables....       $1,177       $549         $449(a)    $1,277
    Discounts, returns,
      and allowances........          873         80(b)                    953
                                   ------       ----         ----       ------
                                   $2,050       $629         $449       $2,230
                                   ======       ====         ====       ======


1999
    Doubtful receivables....       $1,163       $270         $256(a)    $1,177
    Discounts, returns,
      and allowances........          743        130(b)                    873
                                   ------       ----         ----       ------
                                   $1,906       $400         $256       $2,050
                                   ======       ====         ====       ======


1998
    Doubtful receivables....       $1,116       $435          388(a)    $1,163
    Discounts, returns,
      and allowances........          779        (36)(b)                   743
                                   ------       ----         ----       ------
                                   $1,895       $399         $388       $1,906
                                   ======       ====         ====       ======



------------------------------------
(a)  Uncollectible receivables written off, net of recoveries.
(b)  Represents net increase (decrease) in the reserve.