Form 10-Q
period 2001-03-31
STANLEY FURNITURE CO INC/
filed 2001-04-17
CIK 797465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

        X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
     -------  Exchange Act of 1934

For the quarterly period ended March 31, 2001 or
                               --------------

              Transition report pursuant to Section 13 or 15(d)of the Securities ------- Exchange Act of 1934

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


                                 (540) 627-2000
                                 ---------------
              (Registrant's telephone number, including area code)

                ------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                     YES   X          NO
                                         -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 12, 2001.

                Class                                         Number

Common Stock, par value $.02 per share                  6,599,436  Shares
                                                        ---------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         STANLEY FURNITURE COMPANY, INC.
                                 BALANCE SHEETS
                        (In thousands, except share data)
                                                                      (Unaudited)
                                                                        March 31,       December 31,
                                                                          2001              2000
                                                                        --------          --------
ASSETS
Current assets:
  Cash.........................................................         $    787          $  1,825
  Accounts receivable, less allowances of $2,284 and $2,230....           34,214            33,224
  Inventories:
    Finished goods.............................................           31,299            30,521
    Work-in-process............................................           10,305             9,507
    Raw materials..............................................           14,298            14,395
                                                                        --------          --------
                                                                          55,902            54,423

  Prepaid expenses and other current assets....................              912               568
  Deferred income taxes........................................            2,514             2,514
                                                                        --------          --------
    Total current assets.......................................           94,329            92,554

Property, plant and equipment, net.............................           69,663            70,455
Goodwill, less accumulated amortization of $4,116 and $4,032...            9,324             9,408
Other assets...................................................            6,648             6,789
                                                                        --------          --------
                                                                        $179,964          $179,206
                                                                        ========          ========
LIABILITIES
Current liabilities:
  Current maturities of long-term debt.........................         $  6,714          $  6,714
  Accounts payable.............................................           18,118            19,507
  Accrued salaries, wages and benefits.........................           10,181            10,779
  Other accrued expenses.......................................            3,991             1,795
                                                                        --------          --------
    Total current liabilities..................................           39,004            38,795

Long-term debt, exclusive of current maturities................           42,640            45,455
Deferred income taxes..........................................           10,651            10,860
Other long-term liabilities....................................            4,612             4,619
                                                                        --------          --------
  Total liabilities............................................           96,907            99,729
                                                                        --------          --------

STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 10,000,000 shares authorized,
   6,599,436 and 6,596,436 issued and outstanding..............              132               132
Capital in excess of par value.................................           17,653            18,160
Retained earnings..............................................           67,972            63,907
Stock option loans.............................................           (2,700)           (2,722)
                                                                        --------          --------
  Total stockholders' equity...................................           83,057            79,477
                                                                        --------          --------
                                                                        $179,964          $179,206
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


                         STANLEY FURNITURE COMPANY, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)



                                                                            Three Months Ended
                                                                        --------------------------
                                                                        March 31,         April 1,
                                                                          2001              2000
                                                                        --------          --------

Net sales......................................................          $65,109           $70,973
Cost of sales..................................................           49,836            53,623
                                                                         -------           -------

  Gross profit.................................................           15,273            17,350

Selling, general and administrative expenses...................            7,833             8,365
                                                                         -------           -------

  Operating income.............................................            7,440             8,985

Other income, net..............................................                7                25
Interest expense...............................................            1,069               932
                                                                         -------           -------

  Income before income taxes...................................            6,378             8,078

Income taxes...................................................            2,312             3,029
                                                                         -------           -------

  Net income...................................................          $ 4,066           $ 5,049
                                                                         =======           =======

Earnings per share:

  Basic........................................................          $   .62           $   .71
                                                                         =======           =======
  Diluted......................................................          $   .59           $   .66
                                                                         =======           =======

Weighted average shares outstanding:

  Basic........................................................            6,607             7,142
                                                                         =======           =======
  Diluted......................................................            6,906             7,597
                                                                         =======           =======











               The accompanying notes are an integral part of the
                             financial statements.



                         STANLEY FURNITURE COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                                            Three Months Ended
                                                                        --------------------------
                                                                        March 31,         April 1,
                                                                          2001              2000
                                                                        --------          --------
Cash flows from operating activities:
Cash received from customers...................................         $ 64,169          $ 64,494
Cash paid to suppliers and employees...........................          (59,922)          (64,496)
Interest paid..................................................             (937)             (829)
Income taxes paid, net.........................................             (257)             (648)
                                                                        --------          --------
  Net cash provided (used) by operating activities.............            3,053            (1,479)
                                                                        --------          --------

Cash flows from investing activities:
Capital expenditures...........................................             (673)           (4,807)
                                                                        --------          --------

Cash flows from financing activities:
Proceeds from revolving credit facility, net...................            1,472            10,336
Repayment of senior notes......................................           (4,286)           (4,286)
Purchase and retirement of common stock........................             (873)           (2,002)
Proceeds from exercised stock options..........................              269                 9
                                                                        --------          --------
  Net cash provided (used) by financing activities.............           (3,418)            4,057
                                                                        --------          --------

Net decrease in cash...........................................           (1,038)           (2,229)
Cash at beginning of year......................................            1,825             3,597
                                                                        --------          --------
  Cash at end of quarter.......................................         $    787          $  1,368
                                                                        ========          ========

Reconciliation of net income to net cash provided (used) by operating activities:

Net income.....................................................         $  4,066          $  5,049
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
  Depreciation and amortization................................            1,581             1,863
  Deferred income taxes........................................             (209)
  Loss on disposal of assets...................................               28
  Changes in assets and liabilities:
    Accounts receivable........................................             (990)           (6,388)
    Inventories................................................           (1,479)           (5,143)
    Prepaid expenses and other current assets, net.............             (432)               64
    Accounts payable...........................................           (1,389)              316
    Accrued salaries, wages and benefits.......................             (598)              (93)
    Other accrued expenses.....................................            2,315             2,718
    Other assets...............................................              167               135
    Other long-term liabilities................................               (7)
                                                                        --------          --------
Net cash provided (used)by operating activities................         $  3,053          $ (1,479)
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

2.      Property, Plant and Equipment
                                                                       (Unaudited)
                                                                        March 31,       December 31,
                                                                          2001              2000
                                                                        --------          --------

         Land and buildings....................................         $ 41,445          $ 41,445
         Machinery and equipment...............................           76,720            75,869
         Office fixtures and equipment.........................            1,829             1,829
         Construction in progress..............................              339               610
                                                                        --------          --------
           Property, plant and equipment, at cost..............          120,333           119,753
         Less accumulated depreciation.........................           50,670            49,298
                                                                        --------          --------
           Property, plant and equipment, net..................         $ 69,663          $ 70,455
                                                                        ========          ========

3.       Long-Term Debt
                                                                              (Unaudited)
                                                                        March 31,       December 31,
                                                                          2001              2000
                                                                        --------          --------

         7.28% senior notes due March 15, 2004.................          $12,856           $17,143
         7.57% senior note due June 30, 2005...................            6,025             6,025
         7.43% senior notes due November 18, 2007..............           10,000            10,000
         Revolving credit facility.............................           20,473            19,001
                                                                         -------           -------
           Total...............................................           49,354            52,169
         Less current maturities...............................            6,714             6,714
                                                                         -------           -------
           Long-term debt, exclusive of current maturities.....          $42,640           $45,455
                                                                         =======           =======






4.       Earnings Per Common Share

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as common stock equivalents for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (unaudited):

                                                                         March 31,         April 1,
                                                                           2001              2000
                                                                          ------            ------
         Weighted average shares outstanding for basic
             calculation.......................................            6,607             7,142
         Add:  Effect of stock options.........................              299               455
                                                                           -----             -----
             Weighted average shares outstanding,
                adjusted for diluted calculation...............            6,906             7,597
                                                                           =====             =====

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales decreased $5.9 million, or 8.3%, for the three month period ended March 31, 2001, from the comparable 2000 period. The decrease was due primarily to lower unit volume in the Company's collections offering (bedroom, dining room, tables and entertainment units). The Company reduced production during the first quarter of 2001 in response to order trends through selective downtime at its facilities. As a result, total inventories of $55.9 million at March 31, 2001 approximated year-end 2000 levels. The Company expects second quarter sales to decline on a percentage basis in the mid-teens compared to an all time record second quarter in 2000, as retail furniture activity continued to slow through the end of the first quarter and into the second quarter of 2001. The Company does not expect business conditions to improve before the fourth quarter of 2001, which should result in sales for 2001 modestly below last year. Accordingly, the Company anticipates continued downtime to manage inventory levels until business conditions improve.

Gross profit margin for the three months of 2001 decreased to 23.5% from 24.4% for the comparable 2000 period. The decrease resulted primarily from lower sales and production levels in the first quarter of 2001. Start-up costs associated with the new factory, which began production of home office furniture in March 2000, reduced gross profit in the year ago quarter. Improved productivity from this facility partially offset the impact of lower sales and production levels in the first quarter of 2001.

Selling, general and administrative expenses as a percentage of net sales increased to 12.0% for the 2001 period from 11.8% in the comparable 2000 period. The higher percentage was due principally to lower net sales in the 2001 period. Selling, general and administrative expenditures declined $532,000 in the 2001 period primarily as a result of lower selling expenses directly attributable to the decrease in sales.

As a result of the above, operating income decreased to $7.4 million, or 11.4% of net sales, from $9.0 million, or 12.7% of net sales in the comparable 2000 period.

Interest expense for the three-month period of 2001 increased over the 2000 comparable three-month period due to higher average debt levels.

The Company's effective income tax rate was 36.3% for the 2001 three-month period and 37.0% for the total year 2000.

Financial Condition, Liquidity and Capital Resources

Cash generated from operations was $3.1 million in the 2001 first quarter compared to cash used by operations of $1.5 million in the 2000 period. Working capital increased $1.6 million in the 2001 first quarter compared to an increase of $8.7 million in the comparable 2000 period.

Net cash used for capital expenditures was $673,000 in the first three months of 2001 compared to $4.8 million in the comparable 2000 period. Cash requirements were higher in the 2000 period due to capital expenditures related to a new manufacturing facility. Included in the 2000 capital expenditure was $2.7 million of 1999 capital expenditures included in accounts payable at December 31, 1999 and $2.1 million of capital expenditures from the 2000 period. These expenditures were primarily for plant and equipment and other assets in the normal course of business. Capital expenditures in 2001 are anticipated to be approximately $6-$7 million.

Net cash used by financing activities was $3.4 million in the 2001 period compared to cash provided by financing activities of $4.1 million in the 2000 period. In the 2001 period, cash from operations and borrowings under the revolving credit facility provided cash for senior debt payments, the purchase and retirement of the Company's common stock and capital expenditures. In the 2000 period, borrowings under the revolving credit facility provided cash for operating activities, senior debt payments, capital expenditures and the purchase and retirement of the Company's common stock. During the three months ended March 31, 2001, the Company purchased 36,000 shares of its stock on the open market at an average price of $24.25. At March 31, 2001, approximately $9.0 million remains authorized by the Company's Board of Directors to repurchase shares of the Company's common stock.

At March 31, 2001, long-term debt including current maturities was $49.4 million. Debt service requirements are $2.4 million remaining in 2001, $6.8 million in 2002, $6.9 million in 2003, $7.0 million in 2004, and $2.8 million in 2005. As of March 31, 2001, approximately $12.9 million of additional borrowings were available under the Company's revolving credit facility. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

Future results may be adversely impacted by potential credit issues with a customer whose average accounts receivable balance typically ranges from $2.5 million to $3.5 million. The Company is in discussions with this customer, who has indicated it is pursuing alternatives to resolve these potential credit issues. There can be no assurance these efforts will be successful.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include the cyclical nature of the furniture industry, fluctuations in the price for lumber which is the most significant raw material used by the Company, credit exposure to customers in the current economic climate, competition in the furniture industry, capital costs and general economic conditions.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Because the Company's obligation under its Revolving Credit Facility bears interest at a variable rate, the Company is sensitive to changes in prevailing interest rates. A one-percentage point fluctuation in market interest rates would not have a material impact on earnings during the first quarter of 2001.


PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         A report on Form 8K was filed on March 14, 2001, to comment on the Registrant's outlook for the first quarter and full year 2001.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   STANLEY FURNITURE COMPANY, INC.

Date: April 17, 2001               By: /s/ Douglas I. Payne
                                   ------------------------
                                   Douglas I. Payne
                                   Executive V.P. - Finance & Administration and
                                   Secretary
                                  (Principal Financial and Accounting Officer)