Form 10-Q
period 2001-06-30
STANLEY FURNITURE CO INC/
filed 2001-07-18
CIK 797465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

        X         Quarterly report pursuant to Section 13 or 15(d) of the
     -------      Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001 or
                               -------------

                   Transition report pursuant to Section 13 or 15(d) of the
      -------      Securities  Exchange  Act of 1934

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

            1641 Fairystone Park Highway, Stanleytown, Virginia 24168
            ---------------------------------------------------------
               (Address of principal executive offices, Zip Code)


                                 (540) 627-2000
                                 ---------------
              (Registrant's telephone number, including area code)

             -------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 13, 2001.

               Class                                          Number

Common Stock, par value $.02 per share                       6,629,438 Shares

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         STANLEY FURNITURE COMPANY, INC.
                                 BALANCE SHEETS
                        (in thousands, except share data)
                                                                      (unaudited)
                                                                        June 30,        December 31,
                                                                          2001              2000
                                                                        --------         ----------
ASSETS
Current assets:
    Cash.........................................................       $    929          $  1,825
    Accounts receivable, less allowances of $2,330 and $2,230....         25,565            33,224
    Inventories:
      Finished goods.............................................         36,074            30,521
      Work-in-process............................................          9,478             9,507
      Raw materials..............................................         13,256            14,395
                                                                        --------          --------
            Total inventories                                             58,808            54,423
    Prepaid expenses and other current assets....................          2,962               568
    Deferred income taxes........................................          2,514             2,514
                                                                        --------          --------
      Total current assets.......................................         90,778            92,554
Property, plant and equipment, net...............................         70,051            70,455
Goodwill, less accumulated amortization of $4,200 and $4,032.....          9,240             9,408
Other assets.....................................................          6,574             6,789
                                                                        --------          --------
                                                                        $176,643          $179,206
                                                                        ========          ========
LIABILITIES
Current liabilities:
    Current maturities of long-term debt.........................       $  6,839          $  6,714
    Accounts payable.............................................         15,696            19,507
    Accrued salaries, wages and benefits.........................          8,786            10,779
    Other accrued expenses.......................................          1,933             1,795
                                                                        --------          --------
      Total current liabilities..................................         33,254            38,795
Long-term debt, exclusive of current maturities..................         43,947            45,455
Deferred income taxes............................................         10,651            10,860
Other long-term liabilities......................................          4,598             4,619
                                                                        --------          --------
    Total liabilities............................................         92,450            99,729
                                                                        --------          --------

STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 10,000,000 shares authorized,
  6,619,438 and 6,596,436 shares issued and outstanding..........            133               132
Capital in excess of par value...................................         17,952            18,160
Retained earnings ...............................................         68,809            63,907
Stock option loans...............................................         (2,701)           (2,722)
                                                                        --------          --------
    Total stockholders' equity...................................         84,193            79,477
                                                                        --------          --------
                                                                        $176,643          $179,206
                                                                        ========          ========


               The accompanying notes are an integral part of the
                             financial statements.



                         STANLEY FURNITURE COMPANY, INC.
                              STATEMENTS OF INCOME
                                   (unaudited)
                      (in thousands, except per share data)



                                                                 Three Months              Six Months
                                                                    Ended                     Ended
                                                            --------------------     ---------------------
                                                            June 30,     July 1,     June 30,      July 1,
                                                              2001         2000        2001         2000
                                                            -------      -------     --------     --------

Net sales............................................       $52,856      $72,118     $117,965     $143,091

Cost of sales........................................        40,604       54,310       90,439      107,933
                                                            -------      -------     --------     --------

    Gross profit.....................................        12,252       17,808       27,526       35,158

Selling, general and administrative expenses.........         7,102        8,623       14,936       16,988
Unusual charge (Note 5)..............................         2,800                     2,800
                                                            -------      -------     --------     --------

    Operating income.................................         2,350        9,185        9,790       18,170

Other expense (income), net..........................            25            9           17          (16)
Interest expense.....................................         1,016          994        2,085        1,926
                                                            -------      -------     --------     --------

    Income before income taxes.......................         1,309        8,182        7,688       16,260

Income taxes.........................................           474        3,071        2,786        6,100
                                                            -------      -------     --------     --------

    Net income.......................................       $   835      $ 5,111     $  4,902     $ 10,160
                                                            =======      =======     ========     ========

Earnings per share:

    Basic............................................       $   .13      $   .70     $    .74     $   1.41
                                                            =======      =======     ========     ========
    Diluted..........................................       $   .12      $   .67     $    .71     $   1.33
                                                            =======      =======     ========     ========

Weighted average shares outstanding:

    Basic............................................         6,607        7,346        6,611        7,230
                                                            =======      =======     ========     ========
    Diluted..........................................         6,957        7,643        6,929        7,624
                                                            =======      =======     ========     ========






               The accompanying notes are an integral part of the
                             financial statements.



                         STANLEY FURNITURE COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)
                                                                            Six Months Ended
                                                                       ---------------------------
                                                                        June 30,          July 1,
                                                                          2001             2000
                                                                       ---------         ---------
Cash flows from operating activities:
Cash received from customers.....................................      $ 122,897         $ 139,236
Cash paid to suppliers and employees.............................       (112,865)         (131,007)
Interest paid....................................................         (2,411)           (2,277)
Income taxes paid, net...........................................         (4,915)           (5,754)
                                                                       ---------         ---------
    Net cash provided by operating activities....................          2,706               198
                                                                       ---------         ---------

Cash flows from investing activities:
Capital expenditures.............................................         (2,515)           (6,137)
                                                                       ---------         ---------
    Net cash used by investing activities........................         (2,515)           (6,137)
                                                                       ---------         ---------

Cash flows from financing activities:
Issuance of senior notes.........................................         10,000
Proceeds from (repayment of) revolving credit facility, net......         (6,097)           10,000
Repayment of senior notes........................................         (5,286)           (5,236)
Purchase and retirement of common stock..........................           (873)           (2,002)
Proceeds from exercised stock options............................            450               264
Proceeds from insurance policy loans.............................            719               639
                                                                       ---------         ---------
Net cash provided (used) by financing activities.................         (1,087)            3,665
                                                                       ---------         ---------

Net decrease in cash.............................................           (896)           (2,274)
Cash at beginning of period......................................          1,825             3,597
                                                                       ---------         ---------
    Cash at end of period........................................      $     929         $   1,323
                                                                       =========         =========

Reconciliation of net income to net cash provided
    by operating activities:
Net income.......................................................      $   4,902         $  10,160
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization................................          3,175             3,944
    Unusual charge...............................................          2,800
    Deferred income taxes........................................           (209)
    Loss on sale of assets.......................................             28                54
    Changes in assets and liabilities:
        Accounts receivable......................................          4,859            (3,865)
        Inventories..............................................         (4,385)          (10,788)
        Prepaid expenses and other current assets................         (2,683)             (985)
        Accounts payable.........................................         (3,811)              678
        Accrued salaries, wages and benefits.....................         (1,993)              197
        Other accrued expenses...................................            377             1,104
        Other assets and long-term liabilities...................           (354)             (301)
                                                                       ---------         ---------
Net cash provided by operating activities........................      $   2,706         $     198
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

 2.      Property, Plant and Equipment
                                                                      (Unaudited)
                                                                        June 30,        December 31,
                                                                          2001              2000
                                                                        --------          --------

             Land and buildings...............................          $ 41,445          $ 41,445
             Machinery and equipment..........................            77,286            75,869
             Office fixtures and equipment....................             1,829             1,829
             Construction in progress.........................             1,615               610
                                                                        --------          --------
                 Property, plant and equipment, at cost.......           122,175           119,753
             Less accumulated depreciation....................            52,124            49,298
                                                                        --------          --------
                                                                        $ 70,051          $ 70,455
                                                                        ========          ========

 3.      Long-Term Debt
                                                                       (Unaudited)
                                                                         June 30,        December 31,
                                                                          2001              2000
                                                                        --------         ----------

         7.28% senior notes due March 15, 2004...............            $12,857           $17,143
         7.57% senior note due June 30, 2005.................              5,025             6,025
         7.43% senior notes due November 18, 2007............             10,000            10,000
         6.94% senior notes due May 3, 2011..................             10,000
         Revolving credit facility...........................             12,904            19,001
                                                                         -------           -------
                 Total.......................................             50,786            52,169
             Less current maturities.........................              6,839             6,714
                                                                         -------           -------
                                                                         $43,947           $45,455
                                                                         =======           =======





4.       Stock Option Plan

The Company maintains a stock option plan under which holders of certain exercisable stock options may obtain interest-bearing loans from the Company to facilitate their exercise of stock options. Such loans are evidenced by promissory notes and are collateralized by the shares of stock. As of June 30, 2001, approximately $2.7 million in stock option loans are outstanding.

5.       Unusual Charge

In the second quarter, the Company recorded an unusual charge net of taxes of $1.8 million ($2.8 million pre-tax) or $.26 per diluted share to write-off the entire receivable due from Homelife, the Company's largest customer. Homelife has announced closure of its stores and filed for protection under Chapter 11 of the Federal Bankruptcy Code. Historically, sales to Homelife have accounted for approximately 7% of total sales.

6.       Earnings Per Common Share

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as common stock equivalents for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (unaudited):

                                                           Three Months                  Six Months
                                                               Ended                       Ended
                                                        -------------------          ------------------
                                                        June 30,     July 1,         June 30,    July 1,
                                                          2001        2000             2001       2000
                                                         ------      ------           ------     ------
      Weighted average shares outstanding
          for basic calculation...................        6,607       7,346            6,611      7,230
      Add:  Effect of stock options...............          350         297              318        394
                                                          -----       -----            -----     ------
          Weighted average shares outstanding,
              adjusted for diluted calculation....        6,957       7,643            6,929      7,624
                                                          =====       =====            =====      =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
The following table sets forth the percentage relationship to net sales of certain items included in the Statements of Income:

                                                             Three Months                 Six Months
                                                                Ended                        Ended
                                                           -----------------           ------------------
                                                          June 30,    July 1,         June 30,     July 1,
                                                            2001       2000             2001        2000
                                                           ------     ------           ------      ------
             Net sales............................         100.0%     100.0%           100.0%      100.0%
             Cost of sales........................          76.8       75.3             76.7        75.4
                                                           -----      -----            -----       -----
               Gross profit.......................          23.2       24.7             23.3        24.6
             Selling, general and administrative
               expenses...........................          13.4       12.0             12.7        11.9
             Unusual charge.......................           5.3                         2.4
                                                           -----      -----            -----       -----
                  Operating income................           4.4       12.7              8.3        12.7
             Interest expense.....................           1.9        1.4              1.8         1.3
                                                           -----      -----            -----       -----
               Income before income taxes.........           2.5       11.3              6.5        11.4
             Income taxes.........................            .9        4.2              2.4         4.3
                                                           -----      -----            -----       -----
               Net income.........................           1.6%       7.1%             4.2%        7.1%
                                                           =====      =====            =====       =====

Net sales decreased $19.3 million, or 26.7%, for the three month period ended June 30, 2001 from the comparable 2000 period. For the six month period, net sales decreased $25.1 million, or 17.6%, from the comparable 2000 period. The decrease was due primarily to lower unit volume in the Company's collections offering (bedroom, dining room, tables and entertainment units). Net sales for the second quarter were also impacted by reduced shipments to the Company's largest customer, Homelife, which has historically accounted for about 7% of total sales. Homelife has announced closure of its stores and filed for protection under Chapter 11 of the Federal Bankruptcy Code and accordingly the Company recorded an unusual charge before taxes of $2.8 million to write-off the entire receivable due from Homelife. The Company expects third quarter sales to decline on a percentage basis in the mid-teens compared to the third quarter of 2000. In response to order trends the Company reduced production during 2001 through selective downtime at its facilities. As a result, inventory levels increased only slightly from year end levels due to normal seasonal trends. The Company will continue to monitor order trends to manage inventory levels until business conditions improve.

Gross profit margin for the three and six month periods of 2001 decreased to 23.2% and 23.3%, respectively, from 24.7% and 24.6% for the comparable 2000 periods. The decrease resulted primarily from lower sales and production in the three and six month periods of 2001. Start-up costs associated with the new home office factory, which began production in March 2000, reduced gross profit in the prior year periods. Improved performance from this facility partially offset the impact of lower sales and production levels in the three and six month periods of 2001.

Selling, general and administrative expenses, excluding an unusual charge, for the three and six month periods of 2001 as a percentage of net sales increased to 13.4% and 12.7%, respectively, from 12.0% and 11.9% for the comparable 2000 periods. These percentages were higher due principally to lower net sales. Selling, general and administrative expenditures declined $1.5 million and $2.1 million, respectively, in the three and six month periods of 2001 primarily as a result of lower selling expenses directly attributable to the decrease in sales.

As a result of the above, operating income, excluding the unusual charge, as a percentage of net sales was 9.7% and 10.7%, respectively, for the three and six month periods of 2001, compared to 12.7% for each of the comparable 2000 periods.

Interest expense for the 2001 three and six month periods increased due primarily to higher average debt levels, offset by lower average interest rates.

The Company's effective income tax rate was 36.2% for the 2001 six month period and 37.0% for total year 2000.

Financial Condition, Liquidity and Capital Resources

Cash generated from operations was $2.7 million in the first six months of 2001 compared to $198,000 in the 2000 period. Working capital increased $3.8 million in the 2001 period compared to an increase of $13.7 million in the comparable 2000 period.

Net cash used by investing activities was $2.5 million in the 2001 period compared to $6.1 million in the 2000 period. Cash requirements were higher in the 2000 period due to capital expenditures related to a new manufacturing facility. Included in the 2000 capital expenditures on the Statements of Cash Flows was $2.7 million of 1999 capital purchases included in accounts payable at December 31, 1999 and $3.4 million of capital purchases in the 2000 period. These purchases were primarily for plant and equipment and other assets in the normal course of business. Capital expenditures in 2001 are anticipated to be approximately $5-$6 million.

Net cash used by financing activities was $1.1 million in the 2001 period compared to cash provided by financing activities of $3.7 million in the 2000 period. In the 2001 period, cash from operations and proceeds from the issuance of $10.0 million in senior notes provided cash for reduction of borrowings under the revolving credit facility, senior debt payments, capital expenditures and purchase and retirement of the Company's common stock. In the 2000 period, borrowings under the revolving credit facility provided cash for senior debt payments, capital expenditures and the purchase and retirement of the Company's common stock. During the six months ended June 30, 2001, the Company purchased 36,000 shares of its stock on the open market at an average price of $24.25. At June 30, 2001, approximately $9.0 million remains authorized by the Company's Board of Directors to repurchase shares of the Company's common stock.

In April 2001, the Company issued $10.0 million of 6.94% senior notes due in 2011. At June 30, 2001, long-term debt including current maturities was $50.8 million. Debt service requirements are $1.4 million in 2001, $6.8 million in 2002, $6.9 million in 2003, $7.0 million in 2004 and $4.3 million in 2005. As of June 30, 2001, approximately $21.0 million of additional borrowings were available under the Company's revolving credit facility. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include the cyclical nature of the furniture industry, fluctuations in the price for lumber which is the most significant raw material used by the Company, credit exposure to customers in the current economic climate, competition in the furniture industry, capital costs, and general economic conditions. Any forward looking statement speaks only as of the date of this filing, and the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Because the Company's obligation under its Revolving Credit Facility bears interest at a variable rate, the Company is sensitive to changes in prevailing interest rates. A one-percentage point fluctuation in market interest rates would not have a material impact on earnings during the first six months of 2001.













PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

(a) The annual meeting of the Company's stockholders was held on April 25, 2001.

(c)(i) The stockholders of the Company elected two directors for a three-year term expiring at the Annual Meeting of Stockholders to be held in 2004. The election was approved by the following vote:

                                                     For           Withheld

         Edward J. Mack                           5,885,552         30,107

         Thomas L. Millner                        5,886,107         29,552

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 3.1       By-laws of the Registrant as amended. (1)

         Exhibit 4.1 Private Shelf Agreement dated as of September 9, 1999, as amended as of April 26, 2001, among the Company, The Prudential Insurance Company of America and the affiliates of Prudential who become Purchasers as defined therein. (1)

         Exhibit 10.1 Employment Agreement made as of April 9, 2001 between Jeffrey R. Scheffer and the Registrant.(1)(2)

(b)      Reports on Form 8-K
         A report on Form 8K was filed on June 12, 2001, to comment on the Registrant's outlook for the second quarter and full year 2001.
---------------------------
(1) Filed herewith.
(2) Management contract.

                                                          SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 STANLEY FURNITURE COMPANY, INC.


Date: July 17, 2001              By: /s/ Douglas I. Payne
                                     ----------------------

                                     Douglas I. Payne
                                     Executive V.P. - Finance & Administration
                                      and Secretary
                                    (Principal Financial and Accounting Officer)