Form 10-Q
period 2001-09-29
STANLEY FURNITURE CO INC/
filed 2001-10-16
CIK 797465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

        X         Quarterly report pursuant to Section 13 or 15(d) of the
     -------      Securities Exchange Act of 1934

For the quarterly period ended September 29, 2001 or
                               ------------------

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


                                 (540) 627-2000
                   ----------------------------------------
              (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 12, 2001.

               Class                                          Number

Common Stock, par value $.02 per share                      6,579,788 Shares

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         STANLEY FURNITURE COMPANY, INC.
                                 BALANCE SHEETS
                        (in thousands, except share data)
                                                                               (unaudited)
                                                                              September 29,     December 31,
                                                                                  2001              2000
                                                                                --------          --------
ASSETS
Current assets:
    Cash...............................................................         $  1,948          $  1,825
    Accounts receivable, less allowances of $2,366 and $2,230..........           31,174            33,224
    Inventories:
      Finished goods...................................................           35,923            30,521
      Work-in-process..................................................            8,558             9,507
      Raw materials....................................................           10,769            14,395
                                                                                --------          --------
            Total inventories                                                     55,250            54,423
    Prepaid expenses and other current assets..........................            1,285               568
    Deferred income taxes..............................................            2,514             2,514
                                                                                --------          --------
      Total current assets.............................................           92,171            92,554
Property, plant and equipment, net.....................................           69,919            70,455
Goodwill, less accumulated amortization of $4,284 and $4,032...........            9,156             9,408
Other assets...........................................................            6,377             6,789
                                                                                --------          --------
                                                                                $177,623          $179,206
                                                                                ========          ========
LIABILITIES
Current liabilities:
    Current maturities of long-term debt...............................         $  6,839          $  6,714
    Accounts payable...................................................           16,586            19,507
    Accrued salaries, wages and benefits...............................           10,028            10,779
    Other accrued expenses.............................................            2,466             1,795
                                                                                --------          --------
      Total current liabilities........................................           35,919            38,795
Long-term debt, exclusive of current maturities........................           40,043            45,455
Deferred income taxes..................................................           10,651            10,860
Other long-term liabilities............................................            4,584             4,619
                                                                                --------          --------
    Total liabilities..................................................           91,197            99,729
                                                                                --------          --------

STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 10,000,000 shares authorized,
6,579,788 and 6,596,436 shares issued and outstanding..................              132               132
Capital in excess of par value.........................................           16,951            18,160
Retained earnings .....................................................           72,044            63,907
Stock option loans.....................................................           (2,701)           (2,722)
                                                                                --------          --------
    Total stockholders' equity.........................................           86,426            79,477
                                                                                --------          --------
                                                                                $177,623          $179,206
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

                                           STANLEY FURNITURE COMPANY, INC.
                                                STATEMENTS OF INCOME
                                                     (unaudited)
                                        (in thousands, except per share data)



                                                                      Three Months              Nine Months
                                                                         Ended                     Ended
                                                                 ---------------------     ---------------------
                                                                 September    September    September    September
                                                                 29, 2001     30, 2000     29, 2001     30, 2000
                                                                 --------     --------     --------     --------

Net sales..................................................       $60,007      $71,440     $177,972     $214,531

Cost of sales..............................................        46,195       53,948      136,635      161,881
                                                                  -------      -------     --------     --------

    Gross profit...........................................        13,812       17,492       41,337       52,650

Selling, general and administrative expenses...............         7,856        8,429       22,791       25,417
Unusual charge (Note 5)....................................                                   2,800
                                                                  -------      -------     --------     --------

    Operating income.......................................         5,956        9,063       15,746       27,233

Other expense (income), net................................             6          (38)          24          (55)
Interest expense...........................................         1,010          999        3,095        2,925
                                                                  -------      -------     --------     --------

    Income before income taxes.............................         4,940        8,102       12,627       24,363

Income taxes...............................................         1,704        3,037        4,490        9,137
                                                                  -------      -------     --------     --------

    Net income.............................................       $ 3,236      $ 5,065     $  8,137     $ 15,226
                                                                  =======      =======     ========     ========

Earnings per share:

    Basic..................................................       $   .49      $   .71     $   1.23     $   2.12
                                                                  =======      =======     ========     ========
    Diluted................................................       $   .47      $   .68     $   1.18     $   2.02
                                                                  =======      =======     ========     ========

Weighted average shares outstanding:

    Basic..................................................         6,615        7,130        6,611        7,178
                                                                  =======      =======     ========     ========
    Diluted................................................         6,884        7,434        6,914        7,549
                                                                  =======      =======     ========     ========

               The accompanying notes are an integral part of the
                             financial statements.

                         STANLEY FURNITURE COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)
                                                                                   Nine Months Ended
                                                                               ---------------------------
                                                                               September         September
                                                                                29, 2001          30, 2000
                                                                               ---------         ---------
Cash flows from operating activities:
Cash received from customers...........................................        $ 177,346         $ 208,546
Cash paid to suppliers and employees...................................         (159,382)         (189,832)
Interest paid..........................................................           (3,033)           (3,092)
Income taxes paid, net.................................................           (4,927)           (9,154)
                                                                               ---------         ---------
    Net cash provided by operating activities..........................           10,004             6,468
                                                                               ---------         ---------

Cash flows from investing activities:
Capital expenditures...................................................           (3,883)           (7,723)
                                                                               ---------         ---------

Cash flows from financing activities:
Issuance of senior notes...............................................           10,000
Proceeds from (repayment of) revolving credit facility, net............          (10,001)           17,000
Repayment of senior notes..............................................           (5,286)           (5,236)
Purchase and retirement of common stock................................           (1,973)          (12,823)
Proceeds from exercised stock options..................................              543               343
Proceeds from insurance policy loans...................................              719               639
                                                                               ---------         ---------
Net cash used by financing activities..................................           (5,998)              (77)
                                                                               ---------         ---------

Net increase (decrease) in cash........................................              123            (1,332)
Cash at beginning of period............................................            1,825             3,597
                                                                               ---------         ---------
    Cash at end of period..............................................        $   1,948         $   2,265
                                                                               =========         =========

Reconciliation of net income to net cash provided
    by operating activities:
Net income.............................................................        $   8,137         $  15,226
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization......................................            4,815             6,061
    Unusual charge.....................................................            2,800
    Deferred income taxes..............................................             (209)
    Loss on sale of assets.............................................               28                54
    Changes in assets and liabilities:
        Accounts receivable............................................             (750)           (6,080)
        Inventories....................................................             (827)           (9,425)
        Prepaid expenses and other current assets......................           (1,050)           (1,185)
        Accounts payable...............................................           (2,921)             (556)
        Accrued salaries, wages and benefits...........................             (751)            1,593
        Other accrued expenses.........................................              913               914
        Other assets and long-term liabilities.........................             (181)             (134)
                                                                               ---------         ---------
Net cash provided by operating activities..............................        $  10,004         $   6,468
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

 2.      Property, Plant and Equipment
                                                                          (Unaudited)
                                                                           September        December 31,
                                                                           29, 2001            2000
                                                                           --------          --------

             Land and buildings..................................          $ 42,216          $ 41,445
             Machinery and equipment.............................            78,980            75,869
             Office fixtures and equipment.......................             1,829             1,829
             Construction in progress............................               516               610
                                                                           --------          --------
                 Property, plant and equipment, at cost..........           123,541           119,753
             Less accumulated depreciation.......................            53,622            49,298
                                                                           --------          --------
                                                                           $ 69,919          $ 70,455
                                                                           ========          ========

 3.      Long-Term Debt
                                                                          (Unaudited)
                                                                           September        December 31,
                                                                           29, 2001            2000
                                                                           --------           -------

         7.28% senior notes due March 15, 2004...................           $12,857           $17,143
         7.57% senior note due June 30, 2005.....................             5,025             6,025
         7.43% senior notes due November 18, 2007................            10,000            10,000
         6.94% senior notes due May 3, 2011......................            10,000
         Revolving credit facility...............................             9,000            19,001
                                                                            -------           -------
                 Total...........................................            46,882            52,169
             Less current maturities.............................             6,839             6,714
                                                                            -------           -------
                                                                            $40,043           $45,455
                                                                            =======           =======

4.       Stock Option Plan

The Company maintains a stock option plan under which holders of certain exercisable stock options may obtain interest-bearing loans from the Company to facilitate their exercise of stock options. Such loans are evidenced by promissory notes and are collateralized by the shares of stock. As of September 29, 2001, approximately $2.7 million in stock option loans are outstanding.

5.       Unusual Charge

In the second quarter, the Company recorded an unusual charge net of taxes of $1.8 million ($2.8 million pre-tax) or $.26 per diluted share to write-off the entire receivable due from Homelife, the Company's largest customer. On July 16, 2001, Homelife announced closure of its stores and filed for protection under Chapter 11 of the Federal Bankruptcy Code. Historically, sales to Homelife have accounted for approximately 7% of total sales.

6.       Earnings Per Common Share

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as common stock equivalents for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (unaudited):

                                                                Three Months                Nine Months
                                                                   Ended                       Ended
                                                           ---------------------        --------------------
                                                           September   September        September  September
                                                           29, 2001    30, 2000         29, 2001   30, 2000
                                                           --------    --------         --------   --------
      Weighted average shares outstanding
          for basic calculation......................        6,615       7,130            6,611      7,178
      Add:  Effect of stock options..................          269         304              303        371
                                                             -----       -----            -----      -----
          Weighted average shares outstanding,
              adjusted for diluted calculation.......        6,884       7,434            6,914      7,549
                                                             =====       =====            =====      =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
The following table sets forth the percentage relationship to net sales of certain items included in the Statements of Income:

                                                                Three Months                 Nine Months
                                                                   Ended                        Ended
                                                            -------------------         --------------------
                                                            September  September        September   September
                                                            29, 2001   30, 2000         29, 2001    30, 2000
                                                            --------   --------         --------    --------
               Net sales.............................         100.0%     100.0%           100.0%      100.0%
               Cost of sales.........................          77.0       75.5             76.8        75.5
                                                              -----      -----            -----       -----
                 Gross profit........................          23.0       24.5             23.2        24.5
               Selling, general and administrative
                 expenses............................          13.1       11.8             12.8        11.8
               Unusual charge........................                                       1.6
                                                              -----      -----            -----       -----
                 Operating income....................           9.9       12.7              8.8        12.7
               Interest expense......................           1.7        1.4              1.7         1.4
                                                              -----      -----            -----       -----
                 Income before income taxes..........           8.2       11.4              7.1        11.4
               Income taxes..........................           2.8        4.3              2.5         4.3
                                                              -----      -----            -----       -----
               Net income............................           5.4%       7.1%             4.6%        7.1%
                                                              =====      =====            =====       =====

Net sales decreased $11.4 million, or 16.0%, for the three month period ended September 29, 2001 from the comparable 2000 period. For the nine month period, net sales decreased $36.6 million, or 17.0%, from the comparable 2000 period. The decrease was due primarily to lower unit volume in the Company's collections offering (bedroom, dining room, tables and entertainment units). An unusual charge of $2.8 million pre-tax was recorded in the second quarter of 2001 to write-off the receivable due from the Company's former largest customer that filed for protection under Chapter 11 of the Federal Bankruptcy Code and has pursued a complete liquidation of its assets. The elimination of shipments to this customer, which historically accounted for about 7% of total sales, reduced net sales for both the three and nine month periods ended September 29, 2001. The Company expects a slight improvement in sales comparisons for the fourth quarter of 2001, resulting in a sales decline on a percentage basis in the mid to upper single digits compared to the fourth quarter of 2000. In response to order trends the Company reduced production during 2001 through selective downtime at its facilities. As a result, total inventories approximate year end levels and declined $3.6 million from the second quarter of 2001. The Company will continue to monitor order trends to manage inventory levels until business conditions improve.

Gross profit margin for the three and nine month periods of 2001 decreased to 23.0% and 23.2%, respectively, from 24.5% for each of the comparable 2000 periods. The decrease resulted primarily from lower sales and production in the three and nine month periods of 2001. Start-up costs associated with the new home office factory, which began production in March 2000, reduced gross profit in the prior year periods. Improved performance from this facility partially offset the impact of lower sales and production levels in the three and nine month periods of 2001.

Selling, general and administrative expenses, excluding the second quarter unusual charge, for the three and nine month periods of 2001 as a percentage of net sales increased to 13.1% and 12.8%, respectively, from 11.8% for each of the comparable 2000 periods. These percentages were higher due principally to lower net sales. Selling, general and administrative expenditures declined $573,000 and $2.6 million, respectively, in the three and nine month periods of 2001 primarily as a result of lower selling expenses directly attributable to the decrease in sales.

As a result of the above, operating income, excluding the second quarter unusual charge, as a percentage of net sales was 9.9% and 10.4%, respectively, for the three and nine month periods of 2001, compared to 12.7% for each of the comparable 2000 periods.

Interest expense for the 2001 three and nine month periods approximated prior year periods as higher average debt levels were offset by lower average interest rates.

The Company's effective income tax rate was 35.6% for the 2001 nine month period and 37.0% for total year 2000. The lower tax rate for 2001 is a result of increased state tax credits.

Financial Condition, Liquidity and Capital Resources

Cash generated from operations increased to $10.0 million in the first nine months of 2001 compared to $6.5 million in the 2000 period due primarily to lower tax payments resulting from lower taxable income levels. Working capital increased only $2.5 million in the 2001 period compared to an increase of $15.6 million in the comparable 2000 period.

Net cash used by investing activities was $3.9 million in the 2001 period compared to $7.7 million in the 2000 period. Cash requirements were higher in the 2000 period due to capital expenditures related to a new manufacturing facility. Included in the 2000 capital expenditures on the Statements of Cash Flows was $2.7 million of 1999 capital purchases included in accounts payable at December 31, 1999 and $5.0 million of capital purchases in the 2000 period. These purchases were primarily for plant and equipment and other assets in the normal course of business. Capital expenditures in 2001 are anticipated to be approximately $4.5 million.

Net cash used by financing activities was $6.0 million in the 2001 period compared to $77,000 in the 2000 period. In the 2001 period, cash from operations and proceeds from the issuance of $10.0 million in senior notes provided cash for reduction of borrowings under the revolving credit facility, senior debt payments, capital expenditures and purchase and retirement of the Company's common stock. In the 2000 period, cash from operations and borrowings under the revolving credit facility provided cash for the purchase and retirement of the Company's common stock, capital expenditures and senior debt payments. During the nine months ended September 29, 2001, the Company purchased 86,000 shares of its stock on the open market at an average price of $22.94. At September 29, 2001, approximately $8.0 million remains authorized by the Company's Board of Directors to repurchase shares of the Company's common stock.

In April 2001, the Company issued $10.0 million of 6.94% senior notes due in 2011. At September 29, 2001, long-term debt including current maturities was $46.9 million. Debt service requirements are $1.4 million in 2001, $6.8 million in 2002, $6.9 million in 2003, $7.0 million in 2004 and $4.3 million in 2005. As of September 29, 2001, approximately $24.7 million of additional borrowings were available under the Company's revolving credit facility. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

Recently Issued Statements of Financial Accounting Standards

Recently the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets", which are required to be adopted by the Company at the beginning of 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2000. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company believes the effect of SFAS No. 142 will be to increase earnings per share by approximately $.03 for fiscal 2002.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Because the Company's obligation under its Revolving Credit Facility bears interest at a variable rate, the Company is sensitive to changes in prevailing interest rates. A one-percentage point fluctuation in market interest rates would not have a material impact on earnings during the first nine months of 2001.



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 10.1 Option Agreement, dated April 30, 2001, between the Registrant and Jeffrey R. Scheffer. (1) (2)

(b)      Reports on Form 8-K

         None
---------------------------
(1) Filed herewith.
(2) Management contract.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      STANLEY FURNITURE COMPANY, INC.


Date: October 16, 2001                By: /s/ Douglas I. Payne
                                      ----------------------------------------
                                      Douglas I. Payne
                                      Executive V.P. - Finance & Administration
                                        and Secretary
                                    (Principal Financial and Accounting Officer)