Form 10-K
period 2001-12-31
STANLEY FURNITURE CO INC/
filed 2002-02-19
CIK 797465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

Registrant's telephone number, including area code: (276) 627-2000 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

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

Aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price on February 11, 2002: $164 million

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of February 11, 2002:

Common Stock, par value $.02 per share                             6,660,383
       (Class of Common Stock)                                  Number of Shares

Documents incorporated by reference: Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders scheduled for April 24, 2002 are incorporated by reference into Part III.

                                TABLE OF CONTENTS


Part I                                                                      Page


  Item 1   Business........................................................    3
  Item 2   Properties......................................................    6
  Item 3   Legal Proceedings...............................................    6
  Item 4   Submission of Matters to a Vote of Security Holders.............    6



Part II


  Item 5   Market for Registrant's Common Equity and Related Stockholder
           Matters.........................................................    8
  Item 6   Selected Financial Data.........................................    9
  Item 7   Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................   10
  Item 7A  Quantitative and Qualitative Disclosures about Market Risks.....   13
  Item 8   Financial Statements and Supplementary Data.....................   13
  Item 9   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure............................................   13



Part III


  Items 10 through 13......................................................   14



Part IV


  Item 14  Exhibits, Financial Statement Schedule and Reports on Form 8-K..   14

  Signatures  .............................................................   19

  Index to Financial Statements and Schedule...............................  F-1

                         Stanley Furniture Company, Inc.

                                     PART I

Item 1.     Business

General

      The Company is a leading designer and manufacturer of residential wood furniture exclusively targeted at the upper-medium price range. The Company offers diversified product lines across all major style and product categories within this price range. Its product depth and extensive style selections make the Company a complete wood furniture resource for retailers in its price range and allow the Company to respond more quickly to shifting consumer preferences. The Company has established a broad distribution network that includes independent furniture stores, department stores and regional furniture chains. To produce its products and support its broad distribution network, the Company has developed efficient and flexible manufacturing processes that it believes are unique in the furniture industry. The Company emphasizes continuous improvement in its manufacturing processes to enable it to continue providing competitive advantages to its customers, such as quick delivery, reduced inventory investment, high quality, and value.

      In December 2001, the Company announced a plan to expand offshore sourcing, realign manufacturing capacity and significantly lower operating costs. Integration of selected imported component parts and finished items in its product line will lower costs, provide design flexibility, and offer a better value to customers. This initiative will create excess capacity in the Company's manufacturing facilities. Accordingly, the Company decided to close its West End, North Carolina factory and consolidate production from this facility into other Company facilities. Closing the West End facility is expected to reduce costs by $4 to $5 million annually and will affect approximately 13%, or 400, of the Company's employees. Production at the West End facility will be phased out during the first quarter of 2002 with certain warehousing and other activities continuing until mid-year 2002. The restructuring charge associated with this plan is discussed in further details in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and in Note 2 of Notes to Financial Statements.

Products and Styles

      The Company's product lines cover all major design categories, and include dining room, bedroom, home entertainment and accent tables, youth bedroom (Young America(R)) and home office furniture. The Company believes that the diversity of its product lines enables it to anticipate and respond quickly to changing consumer preferences and provides retailers a complete wood furniture resource in the upper-medium price range. The Company believes that its products represent good value and that the quality and style of its furniture compare favorably with more premium-priced products.

      The Company provides products in a variety of woods, veneers, and finishes. The number of styles by product line currently marketed by the Company is set forth in the following table:

                                Number of Styles
                                ----------------

      Dining room..................................................      21
      Bedroom......................................................      18
      Youth bedroom (Young America(R)).............................      16
      Home entertainment and accent tables.........................      13
      Home office..................................................      11

      These product lines cover all major design categories including European traditional, contemporary/transitional, American traditional, and country/casual designs.

      The Company designs and develops new product styles each year to replace discontinued items or styles and, if desired, to expand product lines. The Company's product design process begins with marketing personnel identifying customer needs and conceptualizing product ideas, which generally consist of a group of related furniture pieces. A variety of sketches are produced, usually by Company designers, from which prototype furniture pieces are built. The Company's engineering department then prepares the prototype for actual full-scale production. The Company consults with its marketing personnel, sales representatives, and selected customers throughout this process and introduces its new product styles primarily at the fall and spring international furniture markets.

Distribution

      The Company has developed a broad domestic and international customer base and sells its furniture through approximately 60 independent sales representatives to independent furniture retailers, department stores and regional furniture chains. Representative customers in alphabetical order include Breuners Home Furnishings, Furnitureland South, Jordan's, Nebraska Furniture Mart, Raymour & Flanigan, Robb & Stucky and Rooms To Go. The Company believes this broad network reduces its exposure to regional recessions, and allows it to capitalize on emerging channels of distribution. The Company offers tailored marketing programs to address each channel of distribution.

      The general marketing practice followed in the furniture industry is to exhibit products at international and regional furniture markets. In the spring and fall of each year, an eight-day furniture market is held in High Point, North Carolina, which is attended by most buyers and is regarded by the industry as the international market. The Company utilizes approximately 63,000 square feet of showroom space at the High Point market to introduce new products, increase sales of its existing products, and test ideas for future products.

      The Company has sold to approximately 2,700 customers during 2001, and approximately 5% of the Company's sales in 2001 were to international customers. No single customer accounted for more than ten percent of the Company's sales in 2001. HomeLife was the Company's largest customer representing 7% of sales in 2000. HomeLife declared bankruptcy in July 2001 and subsequently closed its stores. No material part of the Company's business is dependent upon a single customer, the loss of which would have a material effect on the business of the Company. The loss of several of the Company's major customers could have a material impact on the business of the Company.

Manufacturing

      The Company's manufacturing strategy combines offshore sourcing with domestic manufacturing. The Company's domestic manufacturing operations complement its product and distribution strategy by emphasizing continuous improvement in quality and customer responsiveness while reducing costs. These manufacturing processes produce smaller, more frequent and cost-effective runs. The Company focuses on identifying and eliminating manufacturing bottlenecks and waste, employing statistical process control and, in turn, adjusting manufacturing schedules on a daily basis, using cellular manufacturing in the production of components, and improving its relationships with suppliers by establishing primary supplier relationships. In addition, a key element of the Company's manufacturing processes is to involve all Company personnel, from hourly associates to management, in the improvement of the manufacturing processes by encouraging and responding to ideas to improve quality and to reduce manufacturing lead times. The Company also integrates the sourcing of selected component parts and finished items with its manufacturing operations to further enhance its product and distribution strategy.

      The Company operates manufacturing facilities in North Carolina and Virginia consisting of an aggregate of approximately 3.2 million square feet, excluding approximately 459,000 square feet at the West End, North Carolina facility identified for closure in the Company's restructuring plan. The Company considers its present equipment to be generally modern, adequate and well-maintained.

      The Company schedules production of its various styles based upon actual and anticipated orders. The Company's manufacturing processes enable it to fill orders primarily through manufacturing rather than inventory. As a result, the Company shipped customer orders within 12 days on average during 2001 with average finished goods inventory turns of 4.9. Since the Company ships customer orders on average in less than two weeks, management believes that the size of its backlog is not necessarily indicative of its long-term operations. The Company's backlog of unshipped orders was $11.7 million at December 31, 2001 and $15.1 million at December 31, 2000.

Raw Materials

      The principal materials used by the Company in manufacturing its products include lumber, veneers, plywood, particle board, hardware, glue, finishing materials, glass products, laminates, fabrics and metals. The Company uses a variety of species of lumber, including cherry, oak, ash, poplar, pine and maple. The Company's five largest suppliers accounted for approximately 16% of its purchases in 2001. The Company believes that its sources of supply for these materials are adequate and that it is not dependent on any one supplier.

Competition

      The Company is the thirteenth largest furniture manufacturer in North America based on 2000 sales, according to Furniture/Today, a trade publication. The furniture industry is highly competitive and includes a large number of foreign and domestic manufacturers, none of which dominates the market. In addition, competition has significantly increased from foreign manufacturers in countries such as China with lower production costs. The markets in which the Company competes include a large number of relatively small manufacturers; however, certain competitors of the Company have substantially greater sales volumes and financial resources than the Company. Competitive factors in the upper-medium price range include style, price, quality, delivery, design, service, and durability. The Company believes that its manufacturing processes, its long-standing customer relationships and customer responsiveness, its consistent support of existing diverse product lines that are high quality and good value, and its experienced management are competitive advantages.

Associates

      At December 31, 2001, the Company employed approximately 3,050 associates. None of the Company's associates is represented by a labor union. The Company considers its relations with its associates to be good. Closure of the West End, North Carolina facility in 2002 is expected to eliminate approximately 400 positions.

Trademarks

      The trade names of the Company represent many years of continued business, and the Company believes such names are well recognized and associated with excellent quality and styling in the furniture industry. The Company owns a number of trademarks, none of which is considered to be material to the Company.

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

Forward-Looking Statements

      Certain statements made in this Annual Report on Form 10-K are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include competition in the furniture industry including competition from lower-cost foreign manufacturers, successful implementation of expanded offshore sourcing, the cyclical nature of the furniture industry, fluctuations in the price for lumber which is the most significant raw material used by the Company, credit exposure to customers in the current economic climate, capital costs and general economic conditions. Any forward looking statement speaks only as of the date of this filing, and the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

Item 2.    Properties

      Set forth below is certain information with respect to the Company's principal properties. The Company believes that all these properties are well maintained and in good condition. All Company plants are equipped with automatic sprinkler systems and modern fire protection equipment, which management believes are adequate. All facilities set forth below are active and operational. The Company has identified its West End, North Carolina facility, included below, for closure in 2002. Production capacity and extent of utilization of the Company's facilities are difficult to quantify with certainty because maximum capacity and utilization varies periodically depending upon the product being manufactured, the amount of component parts and finished items outsourced, and the utilization of the labor force at the facility. In this context, the Company estimates that its facilities, including the West End factory, operated at approximately 70-75% of capacity, principally on a one shift basis. Closure of the West End facility in 2002 will improve utilization of the Company's other facilities. The Company believes the integration of selected imported component parts and finished items together with available capacity at the Company's facilities will be adequate to expand production to meet anticipated product requirements.

                                                      Approximate       Owned
                                                     Facility Size        or
     Location                  Primary Use           (Square Feet)      Leased
     --------                  -----------           -------------      ------
   Stanleytown, VA            Manufacturing            1,721,000        Owned
                               and Corporate
                               Headquarters
   Martinsville, VA           Manufacturing              300,000        Owned
   West End, NC               Manufacturing              459,000        Owned(1)
   Lexington, NC              Manufacturing              635,000        Owned
   Robbinsville, NC           Manufacturing              540,000        Owned
   High Point, NC             Showroom                    63,000        Leased
------------------------------------
(1) This plant leases its lumber yard and is scheduled to close in March 2002.

Item 3.    Legal Proceedings

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.



Executive Officers of the Registrant

      The Company's executive officers and their ages as of January 1, 2002 are as follows:

Name                            Age        Position
Albert L. Prillaman........      56        Chairman and Chief Executive Officer
Jeffrey R. Scheffer........      46        President and Chief Operating Officer
Douglas I. Payne  .........      43        Executive Vice President -
                                             Finance and Administration
                                             and Secretary
William A. Sibbick.........      45        Senior Vice President - Sales
Kelly S. Cain  ............      47        Senior Vice President -
                                             Product Manager
Robert J. Smith   .........      50        Senior Vice President - Operations


     Albert L. Prillaman has been Chief Executive Officer of the Company since December 1985 and Chairman of the Board of Directors since September 1988. Mr. Prillaman also served as President from 1985 until April 2001. Prior to 1985, Mr. Prillaman served as Vice President of the Company and President of the Stanley Furniture division of the Company's predecessor since 1983, and in various executive and other capacities with the Stanley Furniture division of the predecessors of the Company since 1969. Mr. Prillaman is a director of American Woodmark Corporation.

     Jeffrey R. Scheffer has been President and Chief Operating Officer since April 2001. Prior to his employment with the Company, Mr. Scheffer served as President of American Drew, a furniture manufacturer, for five years.

     Douglas I. Payne has been Executive Vice President - Finance and Administration since April 2001. Mr. Payne previously held the position of Senior Vice President - Finance and Administration since December 1996. He was Vice President of Finance and Treasurer of the Company from September 1993 to December 1996. Prior to that time, Mr. Payne held various financial management positions since his employment by the Company in 1983. Mr. Payne has been Secretary of the Company since 1988.

     William A. Sibbick has been Senior Vice President - Sales since December 1997. He was Vice President -Product Development and Merchandising - Dining Room and Occasional from December 1996 to December 1997. He was Vice President - Product Development and Merchandising from April 1995 until December 1996. Prior to that time, Mr. Sibbick held various management positions related to product development since his employment by the Company in 1989.

     Kelly S. Cain has been Senior Vice President - Product Manager since April 2001. He was Senior Vice President - Product Development and Merchandising from December 1997 to April 2001. He was Vice President -Product Development and Merchandising for bedroom product lines from December 1996 to December 1997. He was Vice President - Sales National Accounts from April 1993 to December 1996. Prior to that time, Mr. Cain held various management positions in sales and marketing since his employment by the Company in 1985.

     Robert J. Smith has been Senior Vice President - Operations since December 2001. He was Vice President of Supply Management from January 2000 to December 2001. He was Vice President of Quality from January 1996 to January 2000. He was Vice President of Production from October 1986 to January 1996. Prior to that time, Mr. Smith held various management positions in manufacturing since his employment by the Company in 1977.

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
          ---------------------------------------------------------------------

      The Company's common stock is quoted on The Nasdaq Stock Market ("Nasdaq") under the symbol STLY. The table below sets forth the high and low sales prices per share, for the periods indicated, as reported by Nasdaq.

                                                       High              Low
   2001
   First Quarter....................                  $29.88           $22.63
   Second Quarter...................                   33.73            25.06
   Third Quarter....................                   29.02            21.66
   Fourth Quarter...................                   28.19            22.30



   2000
   First Quarter....................                  $20.25           $15.13
   Second Quarter...................                   24.00            18.88
   Third Quarter....................                   28.50            21.25
   Fourth Quarter...................                   25.88            20.19

As of February 11, 2002, there were approximately 2,500 beneficial stockholders. To date the Company has used all earnings to finance the growth and development of its business and to repurchase its common stock. To date the Company has not paid any cash dividends. However, the Company will continue to evaluate its dividend policy, and any future payments will depend upon the financial condition, capital requirements and earnings of the Company, as well as other factors that the Board of Directors may deem relevant. The Company's ability to pay dividends and repurchase its common stock is restricted under certain loan covenants. See Note 5 of the Notes to Financial Statements.


Item 6.     Selected Financial Data
                                                                 Years Ended December 31,
                                             ----------------------------------------------------------------
                                               2001          2000          1999          1998          1997
                                               ----          ----          ----          ----          ----
                                                          (in thousands, except per share data)
Income Statement Data:
Net sales..............................      $234,322      $283,092      $264,717      $247,371      $211,905
Cost of sales..........................       181,356       214,499       196,631       186,931       159,453
Restructuring charge(1)................         2,290
                                             --------      --------      --------      --------      --------
    Gross profit.......................        50,676        68,593        68,086        60,440        52,452
Selling, general and administrative
  expenses.............................        30,482        33,656        33,796        32,496        29,949
Unusual charge(2)......................         2,800
Restructuring charge(1)................           733
                                             --------      --------      --------      --------      --------
  Operating income.....................        16,661        34,937        34,290        27,944        22,503
Other expense (income), net ...........            47           (82)          388           411           276
Interest expense.......................         4,007         4,003         3,478         4,164         3,538
                                             --------      --------      --------      --------      --------
  Income before income taxes...........        12,607        31,016        30,424        23,369        18,689
Income taxes...........................         4,286        11,476        11,211         8,886         7,102
                                             --------      --------      --------      --------      --------
  Net income(3)........................      $  8,321      $ 19,540      $ 19,213      $ 14,483      $ 11,587
                                             ========      ========      ========      ========      ========

Basic Earnings Per Share:(4)
Net income.............................      $   1.26   $      2.76      $   2.70      $   2.07      $   1.38
                                             ========   ===========      ========      ========      ========
Weighted average shares(5).............         6,610         7,076         7,119         7,008         8,394
                                             ========   ===========      ========      ========      ========
Diluted Earnings Per Share:(4)
Net income(3)..........................      $   1.21   $      2.63      $   2.47      $   1.82      $   1.25
                                             ========   ===========      ========      ========      ========
Weighted average shares(5).............         6,900         7,429         7,770         7,963         9,278
                                             ========   ===========      ========      ========      ========

Balance Sheet and Other Data:
Cash...................................      $  1,955    $    1,825      $  3,597      $  6,791      $    756
Inventories............................        49,522        54,423        43,580        46,514        45,730
Working capital........................        51,271        53,759        38,531        44,408        41,440
Total assets...........................       163,003       179,206       170,522       154,374       143,225
Long-term debt including
  current maturities ..................        37,053        52,169        38,404        43,539        52,577
Stockholders' equity(5)(6).............        87,294        79,477        79,573        62,368        48,247
Capital expenditures(7)................         4,172         6,068        25,566         6,680         4,076
Stock repurchases:
  Shares ..............................            86           869           227           315         2,326
  Total cost ..........................      $  1,973     $  19,754      $  4,708      $  5,553      $ 25,330

(1) In 2001, the Company recorded $3.0 million in restructuring charges related to the announced closure of its West End, North Carolina facility.
      See Note 2 of Notes to Financial Statements.
(2) In 2001, the Company recorded a $2.8 million charge to write-off amounts due from a major customer. See Note 3 of Notes to Financial Statements.
(3) Net income before restructuring and unusual charges was $12.2 million in 2001, or $1.76 per diluted share. (4) Amounts have been retroactively adjusted to reflect a two-for-one stock split, distributed in the form of a stock dividend, on May 15, 1998.
(5)   In 1998, the Company issued 103,400 shares to the Stanley Retirement Plan.
(6) No dividends have been paid on the Company's common stock during any of the years presented.
(7) In 1999, the Company spent $10 million on expansion projects at existing facilities and $15 million to purchase and equip a new facility.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Selected Financial Data and the Financial Statements and Notes thereto contained elsewhere herein.

Results of Operations

      In December 2001, the Company announced a plan to expand offshore sourcing, realign manufacturing capacity and significantly lower operating costs. Integration of selected imported component parts and finished items in its product line will lower costs, provide design flexibility, and offer a better value to customers. This initiative will create excess capacity in the Company's manufacturing facilities. Accordingly, the Company decided to close its West End, North Carolina factory and consolidate production from this facility into other Company facilities. Closing the West End facility is expected to reduce costs by $4 to $5 million annually and will affect approximately 13%, or 400, of the Company's employees. Production at the West End facility will be phased out during the first quarter of 2002 with certain warehousing and other activities continuing until mid-year 2002.

      As a result of the West End facility closing, the Company anticipates asset write-downs (through higher depreciation charges due to shorter useful lives, since the facility is not deemed impaired) and other restructuring charges, including severance and plant operating inefficiencies, totaling $7 to $9 million pretax. During the fourth quarter 2001, the Company recorded a restructuring charge, as a component of cost of sales, of $2.0 million for accelerated depreciation and $300,000 for inventory write-downs and other restructuring charges of $733,000. The Company expects to record the remaining pretax charge of $4 to $6 million in 2002, predominantly in the first quarter.

      The following table sets forth the percentage relationship to net sales of certain items included in the Statements of Income:

                                                       For the Years Ended
                                                           December 31,
                                                 -------------------------------
                                                  2001        2000         1999
                                                  ----        ----         ----
      Net sales..............................    100.0%      100.0%       100.0%
      Cost of sales..........................     77.4        75.8         74.3
      Restructuring charge...................      1.0
                                                 -----       -----        -----
        Gross profit.........................     21.6        24.2         25.7
      Selling, general and administrative
        expenses.............................     13.0        11.9         12.7
      Unusual charge.........................      1.2
      Restructuring charge...................       .3
                                                 -----       -----        -----
        Operating income.....................      7.1        12.3         13.0
      Other expense (income), net............                  (.1)          .2
      Interest expense.......................      1.7         1.4          1.3
                                                 -----       -----        -----
        Income before income taxes...........      5.4        11.0         11.5
      Income taxes...........................      1.8         4.1          4.2
                                                 -----       -----        -----
        Income from operations...............      3.6%        6.9%        7.3%
                                                 =====       =====        =====

2001 Compared to 2000

      Net sales decreased $48.8 million, or 17.2%, for 2001 compared to 2000. The decrease was due primarily to lower unit volume in bedroom, dining room, home entertainment and accent tables and to a lesser extent lower unit volume in the Young America(R) youth bedroom. An unusual charge of $1.8 million ($2.8 million pretax) or $.26 per diluted share was recorded in the second quarter of 2001 to write-off amounts due from HomeLife, which declared bankruptcy and closed its stores. The elimination of shipments to this customer, which represented 7% of sales in 2000 and 2% of sales in 2001, reduced the Company's sales in 2001. During 2001, the Company adjusted production in response to lower demand levels. As a result, total inventories at December 31, 2001, declined $4.9 million compared to the prior year. The Company anticipates sales for the first quarter of 2002 to range from $56 to $58 million. The Company expects the economy to gradually improve throughout 2002 and projects total year sales to increase 5 to 8%.

      Gross profit margin for 2001 decreased to 22.6% from 24.2% in 2000, excluding the restructuring charge. The decrease resulted primarily from lower sales and production in 2001. Start-up costs associated with the new home office factory, which began production in March 2000, reduced gross profit in the prior year. Improved performance from this facility partially offset the impact of lower sales and production levels in 2001. Fourth quarter 2001 results also benefited from lower raw material costs, primarily lumber. The Company expects this trend of lower raw material costs to continue at least through the first half of 2002.

      Selling, general and administrative expenses for 2001 as a percentage of net sales, excluding the unusual and restructuring charges, increased to 13.0% from 11.9% for 2000. The higher percentage was the result of lower net sales. Selling, general and administrative expenses declined $3.2 million compared to 2000 primarily as a result of lower selling expenses directly attributable to the decrease in sales and the elimination of annual management bonuses for 2001 resulting from lower earnings.

      As a result, operating income (excluding the unusual and restructuring charges) decreased to $22.5 million, from $34.9 million in 2000.

      Interest expense for 2001 approximated prior year expense as increased average debt levels during 2001, resulting from stock repurchases in the later part of 2000, were offset by lower average borrowing rates.

      The Company's effective income tax rate declined to 34.0% for 2001 from 37.0% in 2000, due to lower state income taxes.

2000 Compared to 1999

      Net sales increased $18.4 million, or 6.9%, for 2000 compared to 1999. The increase was due to higher unit volume in the Company's Young America(R) youth bedroom and home office product categories, and to a lesser extent higher average selling prices. Due to the softening U.S. economy, the Company experienced a 5.2% decline in net sales for the fourth quarter of 2000 compared to an exceptionally strong prior year quarter.

      Capacity constraints limited shipments during 1999. As a result, the Company completed expansion projects during 1999 to increase production in response to the growing demand for its bedroom and Young America(R) youth bedroom products. During the first quarter of 2000, the Company commenced operations at its new manufacturing facility in response to the growing demand for home office furniture. The Company experienced consistent improvement in operating performance at the new facility as production levels were increased throughout 2000.

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


Financial Condition, Liquidity and Capital Resources

      The Company generated cash from operations of $19.8 million in 2001 compared to $11.8 million in 2000 and $27.8 million in 1999. The increase in 2001 compared to 2000 was attributable primarily to lower tax payments resulting from lower taxable income and lower state taxes. The decrease in 2000 compared to 1999 was attributable to increased inventory levels and higher tax payments. The Company used the cash generated from operations in 2001 to reduce borrowings, fund capital expenditures and repurchase its common stock. The cash generated from operations in 2000 and 1999 was used to fund capital expenditures and repurchase its common stock.

      Net cash used by investing activities was $4.2 million in 2001 compared to $8.7 million and $23.0 million in 2000 and 1999, respectively. Net cash used for capital expenditures in 2000 was $8.8 million, reflecting $2.7 million of prior year capital expenditures included in accounts payable at December 31, 1999 and $6.1 million of capital expenditures in 2000. In 1999 capital expenditures were primarily for capacity expansion projects. Approximately $10 million was used to expand production capability for the Company's bedroom and Young America(R) youth bedroom products and approximately $15 million was used to purchase and equip a facility dedicated to the production of home office furniture. This dedicated facility began operation in the first quarter of 2000. The expenditures in 2001, 2000 and the remaining expenditures in 1999 were primarily for plant and equipment and other assets in the normal course of business. The announced closure of the Company's West End, North Carolina factory will reduce future capital expenditures as a significant portion of the machinery and equipment will be relocated from West End to other Company facilities. Capital expenditures in 2002 are anticipated to be approximately $2 to $3 million.

      Net cash used by financing activities was $15.4 million, $4.9 million and $7.9 million in 2001, 2000 and 1999, respectively. In 2001, cash from operations and proceeds from the issuance of $10.0 million in senior notes provided cash for reduction of borrowings under the revolving credit facility, senior debt payments, capital expenditures and purchase and retirement of the Company's common stock. In 2000, cash from operations and borrowings under the revolving credit facility provided cash for the purchase and retirement of the Company's common stock, senior debt payments and capital expenditures. In 1999, the purchase of common stock and the reduction in borrowings were financed from operations, cash on hand and the proceeds from the exercise of stock options.

      The Company used $2.0 million of cash to purchase 86,000 shares of its stock on the open market at an average price of $22.94 in 2001. For the three years ending December 31, 2001, the Company has used $26.4 million of cash to purchase 1.2 million shares of its stock on the open market at an average price of $22.36. At December 31, 2001, approximately $8.0 million remains authorized by the Company's Board of Directors to repurchase shares of the Company's common stock. Consequently, the Company may, from time to time, either directly or through agents, repurchase its common stock in the open market, through negotiated purchases or otherwise, at prices and on terms satisfactory to the Company. Depending on market prices and other conditions relevant to the Company, such purchases may be discontinued at any time.

      In April 2001, the Company issued $10.0 million of 6.94% senior notes due 2011. At December 31, 2001, long-term debt, including current maturities, was $37.1 million. Approximately $33.3 million of additional borrowing capacity was available under the revolving credit facility at December 31, 2001. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

The following table sets forth the Company's contractual cash obligations and other commercial commitments at December 31, 2001:

                                                  Payment due or commitment expiration
                                                 ---------------------------------------
                                                 Less than                         Over
                                         Total    1 year   2-3 years  4-5 years  5 years
                                        -------   ------    -------     ------    ------

Contractual cash obligations:
  Long-term debt                        $37,053   $6,839    $13,929     $7,114    $9,171
  Operating leases                        1,981      824      1,062         21        74
                                        -------   ------    -------     ------    ------
   Total contractual cash obligations   $39,034   $7,663    $14,991     $7,135    $9,245
                                        =======   ======    =======     ======    ======

Other commercial commitments:
  Letters of credit                     $ 2,030   $2,030
                                        =======   ======

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets", which is required to be adopted by the Company at the beginning of 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company will adopt this pronouncement January 1, 2002 and believes the effect of SFAS No. 142 will be to increase earnings per share by approximately $.03 in 2002.

     Also in June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not anticipate adoption of SFAS No. 143 having a material impact on the Company's financial statements.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company is required to adopt SFAS No. 144 in 2002. The Company does not anticipate adoption of SFAS No. 144 having a material impact on the Company's financial statements.

Item 7A.Quantitative and Qualitative Disclosures about Market Risks

      Because the Company's obligation under its revolving credit facility bears interest at a variable rate, the Company is sensitive to changes in prevailing interest rates. A one-percentage point fluctuation in market interest rates would not have had a material impact on earnings in 2001.

Item 8.   Financial Statements and Supplementary Data

      The financial statements and schedule listed in Items 14(a)(1) and (a)(2) hereof are incorporated herein by reference and are filed as part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.


                                    PART III

      In accordance with general instruction G(3) of Form 10-K, the information called for by Items 10, 11, 12, and 13 of Part III is incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled for April 24, 2002, except for information concerning the executive officers of the Registrant which is included in Part I of this report under the caption "Executive Officers of the Registrant."


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K
          --------------------------------------------------------------

(a)   Documents filed as a part of this Report:

(1)   The following financial statements are included in this report on
      Form 10-K:
      -----------------------------------------------------------------

      Report of Independent Accountants

      Balance Sheets as of December 31, 2001 and 2000

      Statements of Income for each of the three years in the period ended December 31, 2001

      Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 2001

      Statements of Cash Flows for each of the three years in the period ended December 31, 2001

      Notes to Financial Statements

(2)   Financial Statement Schedule:
      ----------------------------

      Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2001

(b) The following reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report:

      A report on Form 8-K was filed on December 13, 2001, to announce the Company's increased emphasis on import initiatives, realignment of manufacturing facilities and revised earnings outlook.

(c)   Exhibits:

3.1 The Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-K (Commission File No. 0-19938) for the year ended December 31,
         1998).

3.2 By-laws of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended June 30, 2001).

 4.1 The Certificate of Incorporation and By-laws of the Registrant as currently in effect (incorporated by reference to Exhibits
         3.1 and 3.2 hereto).

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

4.7 Private Shelf Agreement dated as of September 9, 1999, as amended as of April 26, 2001, among the Company, The Prudential Insurance Company of America and the affiliates of Prudential who became purchasers as defined therein (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10Q (Commission File No 0-14938) for the quarter ended June 30, 2001).

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

10.22 Employment Agreement dated as of April 1, 1999 between William A. Sibbick, Jr. and the Registrant (incorporated by reference to Exhibit
         10.3 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended March 27, 1999).(2)

10.23 Employment Agreement dated as of April 1, 1999 between Kelly S. Cain and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended March 27, 1999).(2)

10.24 Sixth Amendment, dated March 30, 2000, to the Second Amended and Restated Revolving Credit Facility and Term Loan Agreement dated February 15, 1994, among the Registrant, National Bank of Canada (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended April 1,
         2001).

10.25 Seventh Amendment, dated as of March 31, 2000, to the Second Amended and Restated Revolving Credit Facility and Term Loan Agreement dated February 15, 1994, among the Registrant, National Bank of Canada (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended April 1,
         2000).

10.26 2000 Incentive Compensation Plan (incorporate by reference to Exhibit A to the Registrant's Proxy Statement (Commission File No. 0-14938) for the special meeting of stockholders held on August 24, 2000).(2)

10.27 Amendment No. 2 to The Stanley Furniture Company, Inc. 1992 Stock Option Plan dated as of July 1, 2000 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q (Commission File
         No. 0-14938) for the quarter ended  September 1, 2000).(2)

10.28 Amendment No. 1 to The Stanley Furniture Company, Inc. 1994 Stock Option Plan dated as of July 1, 2000 (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q (Commission File
         No. 0-14938) for the quarter ended  September 1, 2000).(2)

10.29 Employment Agreement made as of April 9, 2001 between Jeffrey R. Scheffer and the Registrant (incorporated by reference to Exhibit
         10.1 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended June 30, 2001). (2)

10.30 Option Agreement, dated April 30, 2001, between the Registrant and Jeffery R. Scheffer (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended September 29, 2001. (2)

10.31 Eighth Amendment, dated as of December 18, 2001, to the Second Amended and Restated Revolving Credit Facility and Term Loan Agreement dated February 15, 1994, among the Registrant and the National Bank of Canada.(1)

21       Listing of Subsidiaries:

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

                                    STANLEY FURNITURE COMPANY, INC.

February 19, 2002                   By:/s/Albert L. Prillaman
                                       --------------------------------------
                                       Albert L. Prillaman
                                       Chairman, and
                                       Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                    Title                          Date

/s/Albert L. Prillaman      Chairman, and Chief Executive      February 19, 2002
-------------------------   Officer, and Director
(Albert L. Prillaman)       (Principal Executive Officer)

/s/Douglas I. Payne         Executive Vice President -         February 19, 2002
-------------------------   Finance and Administration and
(Douglas I. Payne)          Secretary (Principal Financial
                            and Accounting Officer)

/s/Robert G. Culp, III      Director                           February 19, 2002
-------------------------
(Robert G. Culp, III)

/s/David V. Harkins         Director                           February 19, 2002
-------------------------
(David V. Harkins)

/s/Edward J. Mack           Director                           February 19, 2002
-------------------------
(Edward J. Mack)

/s/Thomas L. Millner        Director                           February 19, 2002
-------------------------
(Thomas L. Millner)

/s/T. Scott McIlhenny, Jr.  Director                           February 19, 2002
-------------------------
(T. Scott McIlhenny, Jr.)

                         STANLEY FURNITURE COMPANY, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE



Financial Statements                                                      Page


Report of Independent Accountants................................          F-2

Balance Sheets as of December 31, 2001 and 2000..................          F-3

Statements of Income for each of the three years in the period
  ended December 31, 2001........................................          F-4

Statements of Changes in Stockholders' Equity for each of the
  three years in the period ended December 31, 2001..............          F-5

Statements of Cash Flows for each of the three years in the period
  ended December 31, 2001........................................          F-6

Notes to Financial Statements....................................          F-7


Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts for each of the
  three years in the period ended December 31, 2001..............          S-1

                       Report of Independent Accountants



To the Board of Directors and Stockholders of Stanley Furniture Company, Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Stanley Furniture Company, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                                     PricewaterhouseCoopers LLP



Richmond, Virginia
January 18, 2002


                         STANLEY FURNITURE COMPANY, INC.
                                 BALANCE SHEETS
                        (in thousands, except share data)
                                                                               December 31,
                                                                        -------------------------
                                                                          2001             2000
                                                                        --------         --------
ASSETS
Current assets:
  Cash ..........................................................       $  1,955         $  1,825
  Accounts receivable, less allowances of $2,024 and $2,230......         23,862           33,224
  Inventories:
    Finished goods...............................................         31,287           30,521
    Work-in-process..............................................          7,833            9,507
    Raw materials................................................         10,402           14,395
                                                                        --------         --------
      Total inventories..........................................         49,522           54,423

  Prepaid expenses and other current assets......................          2,354              568
  Deferred income taxes..........................................          3,153            2,514
                                                                        --------         --------
    Total current assets.........................................         80,846           92,554

Property, plant and equipment, net...............................         66,708           70,455
Goodwill, less accumulated amortization of $4,368 and $4,032.....          9,072            9,408
Other assets.....................................................          6,377            6,789
                                                                        --------         --------
    Total assets.................................................       $163,003         $179,206
                                                                        ========         ========

LIABILITIES
Current liabilities:
  Current maturities of long-term debt...........................       $  6,839         $  6,714
  Accounts payable...............................................         11,841           19,507
  Accrued salaries, wages and benefits...........................          9,060           10,779
  Other accrued expenses.........................................          1,835            1,795
                                                                        --------         --------
    Total current liabilities....................................         29,575           38,795

Long-term debt, exclusive of current maturities..................         30,214           45,455
Deferred income taxes............................................         11,251           10,860
Other long-term liabilities......................................          4,669            4,619
                                                                        --------         --------
  Total liabilities..............................................         75,709           99,729
                                                                        --------         --------

STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 10,000,000 shares authorized,
 6,643,388 and 6,596,436 shares issued and outstanding...........            133              132
Capital in excess of par value...................................         17,537           18,160
Retained earnings................................................         72,228           63,907
Stock option loans...............................................         (2,604)          (2,722)
                                                                        --------         --------
  Total stockholders' equity.....................................         87,294           79,477
                                                                        --------         --------
     Total liabilities and stockholders' equity..................       $163,003         $179,206
                                                                        ========         ========


                   The accompanying notes are an integral part
                          of the financial statements.


                         STANLEY FURNITURE COMPANY, INC.
                              STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                                  For the Years Ended
                                                                      December 31,
                                                       -------------------------------------------
                                                         2001             2000              1999
                                                         ----             ----              ----

Net sales......................................        $234,322         $283,092          $264,717

Cost of sales..................................         181,356          214,499           196,631
Restructuring charge (Note 2)..................           2,290
                                                       --------         --------          --------

  Gross profit.................................          50,676           68,593            68,086

Selling, general and administrative expenses...          30,482           33,656            33,796
Unusual charge (Note 3)........................           2,800
Restructuring charge (Note 2)..................             733
                                                       --------         --------          --------

  Operating income.............................          16,661           34,937            34,290

Other expense (income), net....................              47              (82)              388
Interest expense...............................           4,007            4,003             3,478
                                                       --------         --------          --------

  Income before income taxes...................          12,607           31,016            30,424

Income taxes...................................           4,286           11,476            11,211
                                                       --------         --------          --------

  Net income...................................        $  8,321         $ 19,540          $ 19,213
                                                       ========         ========          ========

Earnings per share:

  Basic........................................        $   1.26         $   2.76          $   2.70
                                                       ========         ========          ========
  Diluted......................................        $   1.21         $   2.63          $   2.47
                                                       ========         ========          ========

Weighted average shares outstanding:

  Basic........................................           6,610            7,076             7,119
                                                       ========         ========          ========
  Diluted......................................           6,900            7,429             7,770
                                                       ========         ========          ========

                   The accompanying notes are an integral part
                          of the financial statements.


                         STANLEY FURNITURE COMPANY, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 For each of the three years in the period ended
                                December 31, 2001
                                 (in thousands)



                                              Common Stock       Capital in                   Stock
                                           -------------------    Excess of    Retained      Option
                                           Shares       Amount    Par Value    Earnings       Loans
                                           ------       ------    ---------    --------       -----
Balance at January 1, 1999...........       7,070        $141      $37,073      $25,154

Purchase and retirement of stock.....        (227)         (4)      (4,704)

Exercise of stock options............         271           5        2,695

Net income...........................                                            19,213
                                            -----        ----      -------      -------       -------

  Balance at December 31, 1999.......       7,114         142       35,064       44,367

Purchase and retirement of stock.....        (870)        (17)     (19,739)

Exercise of stock options............         352           7        2,835                    $(3,078)

Stock option loan payments...........                                                             356

Net income...........................                                            19,540
                                            -----        ----      -------      -------       -------

  Balance at December 31, 2000.......       6,596         132       18,160       63,907       $(2,722)

Purchase and retirement of stock.....         (86)         (2)      (1,971)

Exercise of stock options............         133           3        1,348                        (16)

Stock option loan payments...........                                                             134

Net income...........................                                             8,321
                                            -----        ----      -------      -------       -------

  Balance at December 31, 2001.......       6,643        $133      $17,537      $72,228       $(2,604)
                                            =====        ====      =======      =======       ========

                   The accompanying notes are an integral part
                          of the financial statements.



                         STANLEY FURNITURE COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     For the Years Ended
                                                                         December 31,
                                                         --------------------------------------------
                                                            2001             2000              1999
                                                            ----             ----              ----
Cash flows from operating activities:

  Cash received from customers..................         $ 241,273        $ 281,949         $ 261,566
  Cash paid to suppliers and employees..........          (212,169)        (255,058)         (220,642)
  Interest paid.................................            (4,011)          (4,013)           (3,527)
  Income taxes paid, net........................            (5,290)         (11,033)           (9,620)
                                                         ---------        ---------         ---------

    Net cash provided by operating activities...            19,803           11,845            27,777
                                                         ---------        ---------         ---------

Cash flows from investing activities:

  Capital expenditures..........................            (4,172)          (8,768)          (22,866)
  Other, net....................................               (71)              42              (157)
                                                         ---------        ---------         ---------

    Net cash used by investing activities.......            (4,243)          (8,726)          (23,023)
                                                         ---------        ---------         ---------

Cash flows from financing activities:

  Purchase and retirement of common stock.......            (1,973)         (19,754)           (4,708)
  Issuance of  senior notes.....................            10,000
  Repayment of senior notes.....................            (6,715)          (5,236)           (5,135)
  Proceeds from (repayment of) revolving
    credit facility, net........................           (18,401)          19,001
  Proceeds from exercise of stock options.......               940              459             1,299
  Other, net....................................               719              639               596
                                                         ---------        ---------         ---------

    Net cash used by financing activities.......           (15,430)          (4,891)           (7,948)
                                                         ---------        ---------         ---------

Net increase (decrease) in cash.................               130           (1,772)           (3,194)
Cash at beginning of year.......................             1,825            3,597             6,791
                                                         ---------        ---------         ---------

  Cash at end of year...........................         $   1,955        $   1,825         $   3,597
                                                         =========        =========         =========





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

Capitalized Software Cost
      The Company amortizes certain purchased computer software costs using the straight-line method over the economic lives of the related products not to exceed five years. Unamortized cost at December 31, 2001 and 2000 was $439,000 and $579,000, respectively.

Goodwill and Long-lived Assets
      Goodwill is amortized on a straight-line basis over 40 years through December 31, 2001. During 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets" which is required to be adopted by the Company at the beginning of 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company has reassessed the useful life of its goodwill and deemed it to have an indefinite useful life; therefore, amortization will cease on January 1, 2002. The Company has tested goodwill for impairment upon adoption of this new standard and does not expect that an impairment will exist. The adoption of this standard is expected to increase earnings per share by approximately $.03 in 2002.

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

Fair Value of Financial Instruments
      The fair value of the Company's long-term debt is estimated using discounted cash flow analysis based on the incremental borrowing rates currently available to the Company for loans with similar terms and maturities. At December 31, 2001, the fair value approximated the carrying amount. The fair value of trade receivables, trade payables and letters of credit approximate the carrying amount because of the short maturity of these instruments.

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

                         STANLEY FURNITURE COMPANY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.    Restructuring Charge

      In the fourth quarter of 2001, the Company approved a plan to close a factory and consolidate production from this facility into other Company facilities as a result of excess capacity created by expanded offshore sourcing. Accordingly, the Company recorded a total restructuring charge of $3.0 million pretax, or $.29 per diluted share, that included $2.0 million for fixed asset write-downs (through higher depreciation charges due to shorter useful lives, since the facility is not deemed impaired), $300,000 for inventory write-downs and $733,000 for other exit costs. Approximately $2.3 million relating to asset write-downs was recorded in cost of sales.

      The following summarizes the 2001 restructuring charge (in thousands):

                                                                                              2001
                                                          Total            Non-cash          Reserve
                                                         Charges           Charges           Balance
 Increased depreciation due to shorter lives...           $1,990            $1,990
 Inventory write-down..........................              300               300
 Other exit costs..............................              733                               $733
                                                          ------            ------             ----
   Total.......................................           $3,023            $2,290             $733
                                                          ======            ======             ====


3.    Unusual Charge

      An unusual charge of $1.8 million ($2.8 million pretax) or $.26 per diluted share was recorded in the second quarter of 2001 to write-off amounts due from a major customer, which declared bankruptcy and closed its stores.

4.    Property, Plant and Equipment

                                                   Depreciable
                                                      lives                (in thousands)
                                                    (in years)          2001            2000
                                                    ----------          ----            ----
      Land and buildings.........................    20 to 50         $ 42,763        $ 41,445
      Machinery and equipment....................     5 to 12           79,139          75,869
      Office furniture and equipment.............     3 to 10            1,829           1,829
      Construction in progress...................                                          610
                                                                      --------        --------
        Property, plant and equipment, at cost...                      123,731         119,753
      Less accumulated depreciation..............                       57,023          49,298
                                                                      --------        --------
        Property, plant and equipment, net.......                     $ 66,708        $ 70,455
                                                                      ========        ========

      Land and buildings include the West End facility which is scheduled for closure in March 2002. Accumulated depreciation includes $2.0 million of increased depreciation resulting from the plant closing. See Note 2.

                         STANLEY FURNITURE COMPANY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.    Long-Term Debt

                                                                             (in thousands)
                                                                          2001           2000
                                                                          ----           ----
      7.28% Senior notes due March 15, 2004...............              $12,857        $17,143
      7.57% Senior note due June 30, 2005.................                5,025          6,025
      7.43% Senior notes due November 18, 2007............                8,571         10,000
      6.94% Senior notes due May, 2011....................               10,000
      Revolving credit facility...........................                  600         19,001
                                                                        -------        -------
        Total.............................................               37,053         52,169
      Less current maturities.............................                6,839          6,714
                                                                        -------        -------
        Long-term debt, exclusive of current maturities...              $30,214        $45,455
                                                                        =======        =======


      In April 2001, the Company issued $10.0 million of 6.94% senior notes due 2011, in a private placement of debt.

      The revolving credit facility provides for borrowings of up to $35 million through August 2003, automatically renewable thereafter for one year periods unless terminated by either party. Interest under the facility is payable monthly at prime (4.75% on December 31, 2001) or, at the Company's option, the reserve adjusted LIBOR plus .75% per annum (2.62% on December 31, 2001). The Company utilizes letters of credit to collateralize certain insurance policies and inventory purchases. Outstanding letters of credit at December 31, 2001, were $2.0 million. At December 31, 2001, $33.3 million of additional borrowings were available under the revolving credit facility.

      The above loan agreements require the Company to maintain certain financial covenants. The Company's ability to pay dividends with respect to its common stock and to repurchase its common stock is restricted to $25.0 million plus 50% of the Company's consolidated net earnings, adjusted for net cash proceeds received by the Company from the sale of its stock and the amount of payments for redemption, purchase or other acquisition of its capital stock, subsequent to January 1, 1999. At December 31, 2001, these covenants limit funds available to pay dividends and repurchase the Company's common stock to $25.0 million.

      Annual debt service requirements are $6.8 million in 2002, $6.9 million in 2003, $7.0 million in 2004, $4.3 million in 2005 and $2.9 million in 2006.

                         STANLEY FURNITURE COMPANY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.    Income Taxes

      The provision for income taxes consists of (in thousands):

                                                                2001            2000          1999
                                                                ----            ----          ----
         Current:
           Federal...................................          $3,980         $10,623       $10,435
           State.....................................             554           1,116           881
                                                               ------         -------       -------
             Total current...........................           4,534          11,739        11,316
                                                               ------         -------       -------
         Deferred:
           Federal...................................            (228)           (233)          (93)
           State.....................................             (20)            (30)          (12)
                                                               ------         -------       -------
             Total deferred..........................            (248)           (263)         (105)
                                                               ------         -------       -------
               Income taxes..........................          $4,286         $11,476       $11,211
                                                               ======         =======       =======


      A reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate follows:

                                                                 2001            2000          1999
                                                                 ----            ----          ----
         Federal statutory rate......................            35.0%           35.0%         35.0%
         State tax, net of federal benefit...........             2.1             3.0           3.3
         State tax credits and adjustments...........            (2.7)            (.7)          (.9)
         Goodwill....................................              .9              .4            .4
         Life insurance..............................            (1.5)            (.6)          (.5)
         Tax savings from foreign sales
           corporation...............................             (.4)            (.3)          (.3)
         Other, net..................................              .6              .2           (.1)
                                                                 ----            ----          ----
           Effective income tax rate.................            34.0%           37.0%         36.9%
                                                                 ====            ====          ====

      The income tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31 follow (in thousands):
                                                               2001             2000
                                                               ----             ----
         Current deferred tax assets (liabilities):
           Accounts receivable.......................         $   774         $   568
           Inventory.................................             110             (23)
           Employee benefits.........................           2,247           1,944
           Other accrued expenses....................              22              25
                                                              -------         -------
             Net current deferred tax asset..........         $ 3,153         $ 2,514
                                                              =======         =======

         Noncurrent deferred tax liabilities:
           Property, plant and equipment.............         $10,241         $ 9,570
           Employee benefits.........................           1,010           1,290
                                                              -------         -------
             Net noncurrent deferred tax liability...         $11,251         $10,860
                                                              =======         =======


                         STANLEY FURNITURE COMPANY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.    Stockholders' Equity

        The Company used $2.0 million of cash to purchase 86,000 shares of its stock on the open market at an average price of $22.94 in 2001. For the three years ending December 31, 2001, the Company has used $26.4 million of cash to purchase 1.2 million shares of its common stock on the open market at an average price of $22.36. At December 31, 2001, approximately $8.0 million remains of the Board of Directors authorization to repurchase shares of the Company's common stock.

      In addition to its common stock, the Company's authorized capital includes 1,000,000 shares of "blank check" preferred stock. None was outstanding during the three years ended December 31, 2001. The Board of Directors is authorized to issue such stock in series and to fix the designation, powers, preferences, rights, limitations and restrictions with respect to any series of such shares. Such "blank check" preferred stock may rank prior to common stock as to dividend rights, liquidation preferences or both, may have full or limited voting rights and may be convertible into shares of common stock.

      Basic and diluted earnings per share are calculated using the following share data (in thousands):

                                                               2001           2000          1999
                                                               ----           ----          ----
        Weighted average shares outstanding
            for basic calculation.................             6,610          7,076         7,119
        Effect of stock options...................               290            353           651
                                                               -----          -----         -----
            Weighted average shares outstanding
                 for diluted calculation..........             6,900          7,429         7,770
                                                               =====          =====         =====


                         STANLEY FURNITURE COMPANY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8.  Employee Stock Plans

      The Company's stock option plans provide for the granting of stock options up to an aggregate of 2,500,000 shares of common stock to key employees. The exercise price may not be less than the fair market value of the Company's common stock on the grant date. Granted options generally vest 20% annually. At December 31, 2001, 168,002 shares were available for grant.

      Activity for the three years ended December 31, 2001 follows:

                                                           Number         Weighted-Average
                                                          of shares        Exercise Price
                                                          ---------       ----------------
         Outstanding at January 1, 1999..........         1,033,878            $  5.47
           Lapsed................................            (5,000)              5.73
           Exercised.............................          (270,762)              4.80
           Granted...............................             5,700              19.13
                                                          ---------

         Outstanding at December 31, 1999........           763,816               5.82
           Lapsed................................            (5,000)             18.75
           Exercised.............................          (352,352)              4.98
           Granted...............................           400,000              24.88
                                                          ---------

         Outstanding at December 31, 2000........           806,464              15.56
           Lapsed................................           (13,000)             26.03
           Exercised.............................          (132,952)              6.19
           Granted...............................           550,000              27.88
                                                          ---------
         Outstanding at December 31, 2001........         1,210,512             $22.07
                                                          =========

      Summarized information regarding stock options outstanding and exercisable at December 31, 2001 follows:


                                      Outstanding                             Exercisable
                            ----------------------------------           --------------------
       Range of                           Average      Average                        Average
    Exercise Price            Shares       Life         Price            Shares        Price
    --------------          ---------     ------       -------           -------       ------
       Up to $10              241,812        3.7        $ 4.96           241,812       $ 4.96
      $10 to $20               33,700        7.0         18.48            26,420        18.37
      $20 to $30              935,000        9.6         26.63           278,000        26.13
                            ---------        ---        ------           -------       ------
                            1,210,512        8.3        $22.07           546,232       $16.38
                            =========        ===        ======           =======       ======



                         STANLEY FURNITURE COMPANY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8.  Employee Stock Plans (continued)

      The estimated per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $14.70, $15.86 and $12.73, respectively, on the date of grant. A risk-free interest rate of 5.1%, 5.0% and 6.5% for 2001, 2000 and 1999, respectively, and a 50% volatility rate with an expected life of 10 years was assumed in estimating the fair value for all three years.

      The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon the estimated fair value (in thousands, except per share data):

                                             2001                    2000                   1999
                                      ------------------     --------------------    -------------------

                                         As         Pro         As          Pro         As         Pro
                                      Reported     Forma     Reported      Forma     Reported     Forma
Net income...................          $8,321     $6,381      $19,540     $18,661     $19,213    $18,902
Basic earnings per share.....            1.26        .97         2.76        2.64        2.70       2.65
Diluted earnings per share...            1.21        .93         2.63        2.52        2.47       2.44

      During 2000, the Company loaned, in a non-cash transaction, an officer/director $2.6 million to purchase 330,420 shares of the Company's common stock. This recourse note is collateralized by the common stock purchased and is payable on April 19, 2005, including accrued interest at 6.71% per annum.

9.    Employee Benefit Plans

Defined Contribution Plan

      The Company maintains a defined contribution plan covering substantially all of its employees and makes discretionary matching and profit sharing contributions. The total plan cost, including employer contributions, was $1.5 million in 2001, $1.6 million in 2000 and $1.5 million in 1999.

                         STANLEY FURNITURE COMPANY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

9.    Employee Benefit Plans (continued)

Pension Plans

      Benefits do not accrue under the Company's pension plans after 1995. The financial status of the plans at December 31 follows (in thousands):
                                                         2001                       2000
                                              -----------------------     ------------------------
                                               Stanley        Supple-      Stanley         Supple-
                                              Retirement      mental      Retirement       mental
                                                 Plan          Plan          Plan           Plan
                                                -------       -------       -------        -------
Change in benefit obligation:
   Beginning benefit obligation..........       $14,407       $ 1,541       $14,539        $ 1,396
   Interest cost.........................         1,091           104         1,131            101
   Actuarial loss (gain).................           675          (104)          588             86
   Benefits paid.........................        (1,853)          (42)       (2,358)           (42)
   Settlement cost.......................           402                         507
                                                -------       -------       -------        -------
       Ending benefit obligation.........        14,722         1,499        14,407          1,541
                                                -------       -------       -------        -------
Change in plan assets:
   Beginning fair value of plan assets...        16,558                      18,065
   Actual return on plan assets..........           718                         851
   Employer contributions................                          42                           42
   Benefits paid.........................        (1,853)          (42)       (2,358)           (42)
                                                -------       -------       -------        -------
       Ending fair value of plan assets..        15,423                      16,558
                                                -------       -------       -------        -------
Funded status............................           701        (1,499)        2,151         (1,541)
Unrecognized loss (gain).................         4,444                       3,480            (25)
                                                -------       -------       -------        -------
    Prepaid (accrued) pension costs......       $ 5,145       $(1,499)      $ 5,631        $(1,566)
                                                =======       =======       =======        =======

      At December 31, 2001, and 2000, the Stanley Retirement Plan assets included Company stock with a fair value of $580,000 and $1.7 million, respectively.

      Components of pension cost follow (in thousands):

                                                      2001              2000             1999
                                                      ----              ----             ----
         Interest cost....................          $ 1,195           $ 1,231          $ 1,274
         Expected return on plan assets...           (1,247)           (1,334)          (1,411)
         Net amortization and deferral....               45                57              333
                                                    -------           -------          -------
            Net (credit) cost.............               (7)              (46)             196
         Settlement expense...............              468               492              409
                                                    -------           -------          -------
            Total expense.................          $   461           $   446          $   605
                                                    =======           =======          =======


                         STANLEY FURNITURE COMPANY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

9.  Employee Benefit Plans (continued)

      The assumptions used as of December 31 to determine the plans' financial status and pension cost were:

                                                       2001              2000             1999
                                                       ----              ----             ----
         Discount rate for funded status...            7.25%             7.60%            8.00%
         Discount rate for pension cost....            7.60%             8.00%            6.65%
         Return on assets..................            7.50%             7.50%            7.50%

Postretirement Benefits Other Than Pensions

      The Company provides health care benefits to eligible retired employees between the ages of 55 and 65 and provides life insurance benefits to eligible retired employees from age 55 until death. The plan's financial status at December 31 follows (in thousands):

                                                                 2001             2000
                                                                 ----             ----
         Change in benefit obligation:
           Beginning benefit obligation...............         $ 3,152          $ 2,911
           Service cost...............................              40               51
           Interest cost..............................             222              234
           Actuarial loss.............................                              436
           Plan participants' contributions...........             149              156
           Benefits paid..............................            (537)            (636)
                                                               -------          -------
               Ending benefit obligation..............           3,026            3,152
                                                               -------          -------
         Change in plan assets:
           Beginning fair value of plan assets........
           Employer contributions.....................             388              480
           Plan participants' contributions...........             149              156
           Benefits paid..............................            (537)            (636)
                                                               -------          -------
               Ending fair value of plan assets.......
                                                               -------          -------
         Funded status................................          (3,026)          (3,152)
         Unrecognized net loss........................             858              898
         Unrecognized transition obligation...........           1,434            1,564
                                                               -------          -------
           Accrued benefit cost.......................         $  (734)         $  (690)
                                                               =======          =======

      Components of net periodic postretirement benefit cost were (in thousands):

                                                               2001          2000         1999
                                                               ----          ----         ----
      Service cost....................................         $ 40          $ 51         $ 45
      Interest cost...................................          222           234          212
      Amortization of transition obligation...........          130           130          130
      Amortization and deferral.......................           40            25           32
                                                               ----          ----         ----
            Net periodic postretirement benefit cost..         $432          $440         $419
                                                               ====          ====         ====

                         STANLEY FURNITURE COMPANY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

9.    Employee Benefit Plans (continued)

      The weighted-average discount rates used in determining the actuarial present value of the projected benefit obligation were 7.60% in both 2001 and 2000 and 8.0% in 1999. The rate of increase in future health care benefit cost used in determining the obligation for 2001 was 11.0% gradually decreasing to 5.0% beginning in 2011, for 2000 was 7.5% gradually decreasing to 5.5% beginning in 2004 and for 1999 was 8% gradually decreasing to 5.5% beginning in 2004.

      An increase or decrease in the assumed health care cost trend rate of one percentage point in each future year would affect the accumulated postretirement benefit obligation at December 31, 2001, by approximately $70,000 and the annual postretirement benefit cost by approximately $12,000.

Deferred Compensation

      The Company has a deferred compensation plan, funded with life insurance policies, which permits certain management employees to defer portions of their compensation and earn a fixed rate of return. The accrued liabilities relating to this plan of $1.5 million at both December 31, 2001 and 2000, respectively, are included in accrued salaries, wages and benefits and other long-term liabilities. The cash surrender value, net of policy loans, is included in other assets.

10.   Leases

      The Company leases showroom space and certain other equipment. Rental expenses charged to operations were $1.4 million, $1.6 million and $1.5 million in 2001, 2000 and 1999, respectively. Future minimum lease payments are approximately as follows: 2002 - $824,000; 2003 - $579,000; 2004 - $483,000;
2005 - $11,000; and 2006 - $10,000.

                         STANLEY FURNITURE COMPANY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

11.    Supplemental Cash Flow Information
                                                                                   (in thousands)
                                                                     2001             2000              1999
                                                                     ----             ----              ----
      Net income........................................           $ 8,321          $19,540           $19,213
      Adjustments to reconcile net income to net cash
        provided by operating activities:
         Depreciation...................................             5,900            7,546             5,801
         Amortization...................................               565              595               546
         Unusual charge.................................             2,800
         Restructuring charge...........................             3,023
         Deferred income taxes..........................              (248)            (263)             (105)
         Other, net.....................................                29               86               140
         Changes in assets and liabilities:
           Accounts receivable..........................             6,563           (1,091)           (2,992)
           Inventories..................................             4,600          (10,842)            2,933
           Prepaid expenses and other current assets....            (2,300)          (1,852)             (201)
           Accounts payable.............................            (7,666)          (3,629)            1,299
           Accrued salaries, wages and benefits.........            (1,719)            (999)           (1,075)
           Other accrued expenses.......................               280              564             1,710
           Other assets.................................                49               27                40
           Other long-term liabilities..................              (394)           2,163               468
                                                                   -------          -------           -------
             Net cash provided by operating activities..           $19,803          $11,845           $27,777
                                                                   =======          =======           =======

12.    Quarterly Results of Operations (Unaudited)

                                               (in thousands, except per share data)
                                        -------------------------------------------------
                                         First        Second         Third         Fourth
                                         -----        ------         -----         ------
      2001 Quarters:
      Net sales...............          $65,109      $52,856        $60,007       $56,350
      Gross profit............           15,273       12,252         13,812         9,339(2)
      Net income..............            4,066          835(1)       3,236           184(2)
      Net income per share:
         Basic................          $   .62      $   .13(1)     $   .49       $   .03(2)
         Diluted..............              .59          .12(1)         .47           .03(2)

      2000 Quarters:
      Net sales...............          $70,973      $72,118        $71,440       $68,561
      Gross profit............           17,350       17,808         17,492        15,943
      Net income..............            5,049        5,111          5,065         4,313
Net income per share:
         Basic................          $   .71      $   .70        $   .71       $   .64
         Diluted..............              .66          .67            .68           .61

(1) Includes an unusual charge of $2.8 million pretax ($1.8 million net of taxes or $.26 per diluted share) to write-off amounts due from a major customer. See Note 3.
(2) Includes a restructuring charge of $3.0 million pretax ($2.0 million net of taxes or $.29 per diluted share) for closure of a manufacturing facility. See Note 2.
                       -----------------------------------

                         STANLEY FURNITURE COMPANY, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
        For each of the Three Years in the Period Ended December 31, 2001
                                 (In thousands)




Column A                       Column B      Column C      Column D     Column E
--------------------------------------------------------------------------------
                                                                        Charged
                              Balance at    (Credited)                  Balance
                              Beginning     to Costs &                 at End of
Descriptions                  of Period      Expenses     Deductions    Period
--------------------------------------------------------------------------------

2001
  Doubtful receivables...       $1,277        $3,150        $2,971(a)    $1,456
  Discounts, returns,
    and allowances.......          953          (385)(b)                    568
                                ------        ------        ------       ------
                                $2,230        $2,765        $2,971       $2,024
                                ======        ======        ======       ======


2000
  Doubtful receivables...       $1,177        $  549        $  449(a)    $1,277
  Discounts, returns,
    and allowances.......          873            80(b)                     953
                                ------        ------        ------       ------
                                $2,050        $  629        $  449       $2,230
                                ======        ======        ======       ======


1999
  Doubtful receivables...       $1,163        $   270       $  256(a)    $1,177
  Discounts, returns,
    and allowances.......          743            130(b)                    873
                                ------        -------       ------       ------
                                $1,906        $   400       $  256       $2,050
                                ======        =======       ======       ======



------------------------------------
(a)  Uncollectible receivables written-off, net of recoveries.
(b)  Represents net increase (decrease) in the reserve.