Form 10-Q
period 2002-03-30
STANLEY FURNITURE CO INC/
filed 2002-04-16
CIK 797465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

   X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
------- Exchange Act of 1934


For the quarterly period ended March 30, 2002 or
                               --------------

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


                                 (276) 627-2000
                                 ---------------
              (Registrant's telephone number, including area code)

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
                                        YES   X          NO
                                            -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 12, 2002.

             Class                                            Number

Common Stock, par value $.02 per share                      6,711,690  Shares
                                                            ---------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         STANLEY FURNITURE COMPANY, INC.
                                 BALANCE SHEETS
                        (In thousands, except share data)
                                                                    (Unaudited)
                                                                      March 30,     December 31,
                                                                        2002           2001
                                                                      --------       --------
ASSETS
Current assets:
  Cash.........................................................       $  2,308       $  1,955
  Accounts receivable, less allowances of $2,296 and $2,024....         29,999         23,862
  Inventories:
    Finished goods.............................................         30,747         31,287
    Work-in-process............................................          6,761          7,833
    Raw materials..............................................         10,835         10,402
                                                                      --------       --------
                                                                        48,343         49,522

 Prepaid expenses and other current assets.....................          1,213          2,354
  Deferred income taxes........................................          3,153          3,153
                                                                      --------       --------
    Total current assets.......................................         85,016         80,846

Property, plant and equipment, net.............................         63,284         66,708
Goodwill, less accumulated amortization of $4,368..............          9,072          9,072
Other assets...................................................          6,215          6,377
                                                                      --------       --------
                                                                      $163,587       $163,003
                                                                      ========       ========
LIABILITIES
Current liabilities:
  Current maturities of long-term debt.........................       $  6,839       $  6,839
  Accounts payable.............................................         14,701         11,841
  Accrued salaries, wages and benefits.........................          8,149          9,060
  Other accrued expenses.......................................          2,400          1,835
                                                                      --------       --------
    Total current liabilities..................................         32,089         29,575

Long-term debt, exclusive of current maturities................         25,329         30,214
Deferred income taxes..........................................         11,251         11,251
Other long-term liabilities....................................          4,588          4,669
                                                                      --------       --------
  Total liabilities............................................         73,257         75,709
                                                                      --------       --------

STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 10,000,000 shares authorized,
6,711,690 and 6,643,388 issued and outstanding.................            134            133
Capital in excess of par value.................................         18,766         17,537
Retained earnings..............................................         74,095         72,228
Stock option loans.............................................         (2,665)        (2,604)
                                                                      --------       --------
  Total stockholders' equity...................................         90,330         87,294
                                                                      --------       --------
                                                                      $163,587       $163,003
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


                         STANLEY FURNITURE COMPANY, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)



                                                                         Three Months Ended
                                                                      ------------------------
                                                                      March 30,       March 31,
                                                                        2002            2001
                                                                       -------        -------

Net sales......................................................        $59,574        $65,109
Cost of sales..................................................         45,106         49,836
Restructuring and related charges (note 2).....................          2,905
                                                                       -------        -------

  Gross profit.................................................         11,563         15,273

Selling, general and administrative expenses...................          7,917          7,833
                                                                       -------        -------

  Operating income.............................................          3,646          7,440

Other income, net..............................................             82              7
Interest expense...............................................            834          1,069
                                                                       -------        -------

  Income before income taxes...................................          2,894          6,378

Income taxes...................................................          1,027          2,312
                                                                       -------        -------

  Net income...................................................        $ 1,867        $ 4,066
                                                                       =======        =======

Earnings per share:

  Basic........................................................        $   .28        $   .62
                                                                       =======        =======
  Diluted......................................................        $   .27        $   .59
                                                                       =======        =======

Weighted average shares outstanding:

  Basic........................................................          6,668          6,607
                                                                       =======        =======
  Diluted......................................................          6,902          6,906
                                                                       =======        =======











               The accompanying notes are an integral part of the
                             financial statements.


                         STANLEY FURNITURE COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                                         Three Months Ended
                                                                      -----------------------
                                                                      March 30,      March 31,
                                                                        2002           2001
                                                                      --------       --------
Cash flows from operating activities:
Cash received from customers...................................       $ 53,233       $ 64,169
Cash paid to suppliers and employees...........................        (48,512)       (59,922)
Interest paid..................................................           (472)          (937)
Income taxes paid, net.........................................            277           (257)
                                                                      --------       --------
  Net cash provided by operating activities....................          4,526          3,053
                                                                      --------       --------

Cash flows from investing activities:
Capital expenditures...........................................            (67)          (673)
Other, net.....................................................             14
                                                                      --------        -------
  Net cash used by investing activities                                    (53)          (673)
                                                                      --------        -------
Cash flows from financing activities:
Proceeds from (repayment of) revolving credit facility, net....           (600)         1,472
Repayment of senior notes......................................         (4,286)        (4,286)
Purchase and retirement of common stock........................                          (873)
Proceeds from exercised stock options..........................            766            269
                                                                      --------        -------
  Net cash used by financing activities........................         (4,120)        (3,418)
                                                                      --------        -------

Net increase (decrease) in cash................................            353         (1,038)
Cash at beginning of year......................................          1,955          1,825
                                                                      --------        -------
  Cash at end of quarter.......................................       $  2,308        $   787
                                                                      ========        =======

Reconciliation of net income to net cash provided by operating activities:

Net income.....................................................       $  1,867        $ 4,066
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
  Depreciation and amortization................................          1,553          1,581
  Noncash restructuring and related charges....................          1,967
  Deferred income taxes........................................                          (209)
  Loss on disposal of assets...................................             14             28
  Changes in assets and liabilities:
    Accounts receivable........................................         (6,137)          (990)
    Inventories................................................          1,179         (1,479)
    Prepaid expenses and other current assets, net.............          1,462           (432)
    Accounts payable...........................................          2,860         (1,389)
    Accrued salaries, wages and benefits.......................           (911)          (598)
    Other accrued expenses.....................................            565          2,315
    Other assets...............................................            187            167
    Other long-term liabilities................................            (80)            (7)
                                                                      --------        -------
Net cash providedby operating activities.......................       $  4,526        $ 3,053
                                                                      ========        =======

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

2.            Restructuring and Related Charges

In the fourth quarter of 2001, the Company approved a plan to close a factory and consolidate production from this facility into other Company facilities as a result of excess capacity created by expanded offshore sourcing. For the first quarter 2002, the Company recorded restructuring and related charges of $2.9 million pretax, or $.27 per diluted share, that included $2.0 million for fixed asset write-downs (through higher depreciation charges due to shorter useful lives, since the facility is not deemed impaired) and $924,000 for other exit costs, including plant operating inefficiencies and severance cost. During the first quarter, manufacturing operations were completely phased out including approximately 90% of the work force. Certain warehousing and other activities will continue into the second quarter of 2002.

The following summarizes the 2002 restructuring and related charges (in thousands):

                                                      Reserve                           Total    Reserve
                                                      Balance     Total     Non-cash    Cash     Balance
                                                     12/31/01    Charges     Charges   Payments  3/30/02
                                                     --------    -------     ------     ------   -------
   Increased depreciation due to shorter lives                    $1,981     $1,981
   Other exit costs..............................       $733         924                 $802      $855
                                                        ----      ------     ------      ----      ----
   Total.........................................       $733      $2,905     $1,981      $802      $855
                                                        ====      ======     ======      ====      ====


 3.      Property, Plant and Equipment
                                                                     (Unaudited)
                                                                      March 30,      December 31,
                                                                        2002            2001
                                                                      --------        --------

         Land and buildings..................................         $ 42,763        $ 42,763
         Machinery and equipment.............................           79,016          79,139
         Office fixtures and equipment.......................            1,829           1,829
         Construction in progress............................               67
                                                                      --------        --------
           Property, plant and equipment, at cost............          123,675         123,731
         Less accumulated depreciation.......................           60,391          57,023
                                                                      --------        --------
           Property, plant and equipment, net................         $ 63,284        $ 66,708
                                                                      ========        ========

Land and buildings include the West End, North Carolina facility, which ceased production in March 2002. As of March 30, 2002, all West End property, plant and equipment was adjusted to its fair market value through accelerated depreciation. See Note 2.

 4.       Long-Term Debt
                                                                    (Unaudited)
                                                                      March 30,      December 31,
                                                                        2002            2001
                                                                       -------         -------

         7.28% senior notes due March 15, 2004...............          $ 8,572         $12,857
         7.57% senior note due June 30, 2005.................            5,025           5,025
         7.43% senior notes due November 18, 2007............            8,571           8,571
         6.94% senior notes due May, 2011....................           10,000          10,000
         Revolving credit facility...........................                              600
                                                                       -------         -------
           Total.............................................           32,168          37,053
         Less current maturities.............................            6,839           6,839
                                                                       -------         -------
           Long-term debt, exclusive of current maturities...          $25,329         $30,214
                                                                       =======         =======


5.       Earnings Per Common Share

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (unaudited):

                                                                       March 30,       March 31,
                                                                         2002            2001
                                                                        ------          ------
         Weighted average shares outstanding for basic
             calculation.......................................          6,668           6,607
         Add:  Effect of stock options.........................            234             299
                                                                         -----           -----
             Weighted average shares outstanding,
                adjusted for diluted calculation...............          6,902           6,906
                                                                         =====           =====








6.       Goodwill

On January 1, 2002 the Company adopted Statement of Financial Accounting Standard No. 142, ("SFAS 142"), "Goodwill and Other Intangible Assets". In accordance with SFAS 142, the Company discontinued goodwill amortization and tested goodwill for impairment as of January 1, 2002 determining that no impairment loss was necessary. The Company will continue to test goodwill for impairment at least annually. Goodwill was $9.1 million as of March 30, 2002, and was unchanged for the quarter then ended. The following table presents net income on a comparable basis, after adjustment for goodwill amortization (in thousands, except per share amounts):

                                                                      March 30,      March 31,
                                                                        2002           2001
                                                                       ------         ------

    Net income:
       As reported.............................................        $1,867         $4,066
       Goodwill amortization (net of tax)......................                           84
                                                                       ------         ------
       Adjusted net income.....................................        $1,867         $4,150
                                                                       ======         ======

    Basic earnings per share:
       As reported.............................................        $  .28         $  .62
                                                                       ======         ======
       As adjusted.............................................        $  .28         $  .63
                                                                       ======         ======

    Diluted earnings per share:
       As reported.............................................        $  .27         $  .59
                                                                       ======         ======
       As adjusted.............................................        $  .27         $  .60
                                                                       ======         ======


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
The following table sets forth the percentage relationship to net sales of certain items included in the Statements of Income:

                                                              Three Months Ended
                                                            ---------------------
                                                              March        March
                                                            30, 2002     31, 2001
                                                            --------     --------
         Net sales.................................           100.0%       100.0%
         Cost of sales.............................            75.7         76.6
         Restructuring and related charges (Note 2)             4.9
                                                              -----        -----
           Gross profit............................            19.4         23.4
         Selling, general and administrative
           expenses................................            13.3         12.0
                                                              -----        -----
           Operating income........................             6.1         11.4
         Other income..............................              .1
         Interest expense..........................             1.4          1.6
                                                              -----        -----
           Income before income taxes..............             4.8          9.8
         Income taxes..............................             1.7          3.6
                                                              -----        -----
           Net income..............................             3.1%         6.2%
                                                              =====        =====


Net sales decreased $5.5 million, or 8.5%, for the three month period ended March 30, 2002, from the comparable 2001 period. The decrease is due primarily to lower unit volume in all product lines except Young America(R) youth bedroom, which increased slightly compared to the prior year first quarter. The Company expects second quarter sales to increase 10% to 14% compared to second quarter of 2001. The Company expects business conditions to gradually improve throughout 2002, which should result in a 5% to 8% increase in sales for 2002 compared to last year.

Gross profit margin, excluding restructuring and related charges, for the three months of 2002 increased to 24.3% from 23.4% for the comparable 2001 period. The increase resulted primarily from lower raw material costs and to a lesser extent improved margins from sourcing initiatives, partially offset by lower sales and production levels. Including restructuring and related charges, gross profit margin declined to 19.4% from 23.4%

Selling, general and administrative expenses as a percentage of net sales increased to 13.3% for the 2002 period from 12.0% in the comparable 2001 period. The higher percentage was due principally to lower net sales in the 2002 period. Selling, general and administrative expenditures were comparable to prior year expenditures.

As a result of the above, operating income (excluding restructuring and related charges) decreased to $6.6 million, or 11.0% of net sales, from $7.4 million, or 11.4% of net sales in the comparable 2001 period.

Interest expense for the three-month period of 2002 decreased over the 2001 comparable three-month period due to lower average debt levels.

The Company's effective income tax rate was 35.5% for the 2002 three-month period and 34.0% for the total year 2001. The increase in the effective tax rate is due primarily to higher state income taxes.

In December 2001, the Company announced a plan to expand offshore sourcing, realign manufacturing capacity and significantly lower operating costs. Integration of selected imported component parts and finished items in its product line will lower costs, provide design flexibility and offer a better value to its customers. This initiative created excess capacity in the Company's manufacturing facilities. Accordingly, the Company decided to close its West End, North Carolina factory and consolidate production from this facility into other Company facilities. Closing the West End facility is expected to reduce costs by $4 to $5 million annually and will affect approximately 13%, or 400, of the Company's employees. Manufacturing operations at the West End facility were completely phased out during the first quarter of 2002, including approximately 90% of the work force. Certain warehousing and other activities will continue into the second quarter of 2002.

As a result of closing the West End facility, the Company expects to record total restructuring and related charges of approximately $7.0 million (compared to a previously anticipated range of $7 to $9 million) consisting of asset write-downs (through increased depreciation) and other plant closing costs. To-date the Company has recorded $5.9 million of these charges including $2.9 million in the first quarter of 2002.


Financial Condition, Liquidity and Capital Resources

Cash generated from operations was $4.5 million in the 2002 first quarter compared to cash generated by operations of $3.1 million in the 2001 period. The increase in 2002 was due primarily to lower interest and tax payments compared to the 2001 period.


Net cash used for investing was $53,000 in the first three months of 2002 compared to $673,000 in the comparable 2001 period. The closure of the West End, North Carolina factory is expected to reduce capital requirements as a significant portion of the machinery and equipment will be relocated from West End to other Company facilities. As a result, capital expenditures in 2002 are anticipated to be approximately $2 to $3 million.

Net cash used by financing activities was $4.1 million in the 2002 period compared to cash used by financing activities of $3.4 million in the 2001 period. In the 2002 period, cash from operations and proceeds from the exercise of stock options provided cash for senior debt payments and repayment of the revolving credit facility. In the 2001 period, cash from operations and borrowings under the revolving credit facility provided cash for senior debt payments, the purchase and retirement of the Company's common stock and capital expenditures.

At March 30, 2002, long-term debt including current maturities was $32.2 million. Debt service requirements are $2.6 million remaining in 2002, $6.9 million in 2003, $7.0 million in 2004, $4.3 million in 2005, and $2.9 million in 2006. As of March 30, 2002, approximately $33.9 million of additional borrowings were available under the Company's revolving credit facility. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

Critical Accounting Policies

The SEC recently issued release FR-60 related to "Disclosure of Critical Accounting Policies".

Management has chosen accounting policies that are necessary to accurately and fairly report the Company's operational and financial position. Below are the critical accounting policies that involve the most significant judgments and estimates used in the preparation of the Company's financial statements.

Restructuring and related charges - The Company has provided restructuring and related charges for closure of the West End, North Carolina facility. These charges require judgment about the net realizable value of assets to be disposed, and other exit costs to be incurred. The most significant judgments relate to estimated realizable values of property held for disposition. If actual amounts differ from the estimates, adjustments will be required in future statements of income.

Allowance for doubtful accounts - The Company maintains an allowance for doubtful receivables for estimated losses resulting from the inability of our trade customers to make required payments. We provide an allowance for specific customer accounts where collection is doubtful and also provide a general allowance for other accounts based on historical collection and write-off experience. Judgment is critical because some customers have experienced financial difficulties. If their financial condition were to worsen, additional allowances might be required.

Inventory valuation - Inventory is valued at the lower of cost or market. Cost for all inventories is determined using the first-in, first-out (FIFO) method. We evaluate our inventory to determine excess or slow moving items based on current order activity and projections of future demand. For those items identified, we estimate their market value or net sales value based on current trends. An allowance is created for those items having a net sales value less than cost. This process recognizes projected inventory losses when they become evident rather than at the time they are sold.

Long-lived assets - Property and intangible assets are reviewed for possible impairment when events indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Our depreciation and amortization policies reflect judgments on the estimated useful lives of assets.
The Company does not have transactions or relationships with "special purpose" entities, and the Company does not have any off balance sheet financing other than normal operating leases primarily for showroom and computer equipment.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes," "estimates," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include competition in the furniture industry including competition from lower-cost foreign manufacturers, successful implementation of expanded offshore sourcing, the cyclical nature of the furniture industry, fluctuations in the price for lumber which is the most significant raw material used by the Company, credit exposure to customers in the current economic climate, capital costs and general economic conditions. Any forward-looking statement speaks only as of the date of this filing, and the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Because the Company's obligation under its Revolving Credit Facility bears interest at a variable rate, the Company is sensitive to changes in prevailing interest rates. A one-percentage point fluctuation in market interest rates would not have a material impact on earnings during the first quarter of 2002.

PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         None

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   STANLEY FURNITURE COMPANY, INC.


Date: April 16, 2002               By: /s/ Douglas I. Payne
                                   ------------------------------
                                   Douglas I. Payne
                                   Executive V.P. - Finance & Administration and
                                   Secretary
                                  (Principal Financial and Accounting Officer)