Form 10-Q
period 2002-06-29
STANLEY FURNITURE CO INC/
filed 2002-07-16
CIK 797465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X         Quarterly report pursuant to Section 13 or 15(d) of the
 ------       Securities Exchange Act of 1934

For the quarterly period ended June 29, 2002 or
                               -------------

              Transition report pursuant to Section 13 or 15(d) of the
 ------       Securities Exchange Act of 1934

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


                                 (276) 627-2000
                   ----------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 12, 2002.

                 Class                                 Number

Common Stock, par value $.02 per share             6,670,513 Shares

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         STANLEY FURNITURE COMPANY, INC.
                                 BALANCE SHEETS
                        (in thousands, except share data)
                                                              (unaudited)
                                                                June 29,    December 31,
                                                                  2002         2001
                                                                --------     --------
ASSETS
Current assets:
    Cash ....................................................   $ 10,066     $  1,955
    Accounts receivable, less allowances of $2,511 and $2,024     26,122       23,862
    Inventories:
      Finished goods ........................................     34,494       31,287
      Work-in-process .......................................      7,366        7,833
      Raw materials .........................................     11,790       10,402
                                                                --------     --------
            Total inventories ...............................     53,650       49,522

    Prepaid expenses and other current assets ...............      1,510        2,354
    Deferred income taxes ...................................      3,153        3,153
                                                                --------     --------
      Total current assets ..................................     94,501       80,846

Property, plant and equipment, net ..........................     61,732       66,708
Goodwill ....................................................      9,072        9,072
Other assets ................................................      5,738        6,377
                                                                --------     --------
                                                                $171,043     $163,003
                                                                ========     ========
LIABILITIES
Current liabilities:
    Current maturities of long-term debt ....................   $  6,839     $  6,839
    Accounts payable ........................................     17,594       11,841
    Accrued salaries, wages and benefits ....................      9,661        9,060
    Other accrued expenses ..................................      2,425        1,835
                                                                --------     --------
      Total current liabilities .............................     36,519       29,575

Long-term debt, exclusive of current maturities .............     25,329       30,214
Deferred income taxes .......................................     11,251       11,251
Other long-term liabilities .................................      4,506        4,669
                                                                --------     --------
    Total liabilities .......................................     77,605       75,709
                                                                --------     --------

STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 10,000,000 shares authorized,
6,670,513 and 6,643,388 shares issued and outstanding .......        134          133
Capital in excess of par value ..............................     16,623       17,537
Retained earnings ...........................................     76,709       72,228
Stock option loans ..........................................        (28)      (2,604)
                                                                --------     --------
    Total stockholders' equity ..............................     93,438       87,294
                                                                --------     --------
                                                                $171,043     $163,003
                                                                ========     ========


                 The accompanying notes are an integral part of
                           the financial statements.



                         STANLEY FURNITURE COMPANY, INC.
                              STATEMENTS OF INCOME
                                   (unaudited)
                      (in thousands, except per share data)



                                                   Three Months             Six Months
                                                      Ended                   Ended
                                               -------------------     --------------------
                                               June 29,    June 30,    June 29,    June 30,
                                                2002        2001         2002        2001
                                               -------     -------     --------    --------

Net sales ..................................   $55,268     $52,856     $114,842    $117,965

Cost of sales ..............................    41,795      40,604       86,901      90,439
Restructuring and related charges (Note 2) .       852                    3,757
                                               -------     -------     --------    --------
    Gross profit ...........................    12,621      12,252       24,184      27,526

Selling, general and administrative expenses     7,892       7,102       15,809      14,936
Unusual charge .............................                 2,800                    2,800
                                               -------     -------     --------    --------

    Operating income .......................     4,729       2,350        8,375       9,790

Other expense (income), net ................       (72)         25         (154)         17
Interest expense ...........................       746       1,016        1,580       2,085
                                               -------     -------     --------    --------

    Income before income taxes .............     4,055       1,309        6,949       7,688

Income taxes ...............................     1,440         474        2,467       2,786
                                               -------     -------     --------    --------

    Net income .............................   $ 2,615     $   835     $  4,482    $  4,902
                                               =======     =======     ========    ========

Earnings per share:

    Basic...................................   $   .39     $   .13     $    .67    $    .74
                                               =======     =======     ========    ========
    Diluted.................................   $   .37     $   .12     $    .64    $    .71
                                               =======     =======     ========    ========

Weighted average shares outstanding:

    Basic...................................     6,701       6,607        6,681       6,611
                                               =======     =======     ========    ========
    Diluted.................................     6,998       6,957        6,950       6,929
                                               =======     =======     ========    ========






               The accompanying notes are an integral part of the
                             financial statements.



                         STANLEY FURNITURE COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)
                                                                  Six Months Ended
                                                                ---------------------
                                                                June 29,     June 30,
                                                                  2002         2001
                                                                --------     --------
Cash flows from operating activities:
Cash received from customers ................................   $112,264     $122,897
Cash paid to suppliers and employees ........................    (98,860)    (112,865)
Interest paid ...............................................     (1,872)      (2,411)
Income taxes paid, net ......................................       (780)      (4,915)
                                                                --------     --------
    Net cash provided by operating activities ...............     10,752        2,706
                                                                --------     --------

Cash flows from investing activities:
Capital expenditures ........................................       (406)      (2,515)
Other, net ..................................................        696
                                                                --------     --------
    Net cash provided (used) by investing activities ........        290       (2,515)
                                                                --------     --------

Cash flows from financing activities:
Issuance of senior notes ....................................                  10,000
Repayment of revolving credit facility, net .................       (600)      (6,097)
Repayment of senior notes ...................................     (4,286)      (5,286)
Purchase and retirement of common stock .....................                    (873)
Proceeds from exercised stock options .......................      1,160          450
Proceeds from insurance policy loans ........................        795          719
                                                                --------     --------
    Net cash used by financing activities ...................     (2,931)      (1,087)
                                                                --------     --------

Net increase (decrease) in cash .............................      8,111         (896)
Cash at beginning of period .................................      1,955        1,825
                                                                --------     --------
    Cash at end of period ...................................   $ 10,066     $    929
                                                                ========     ========

Reconciliation of net income to net cash provided by operating activities:
Net income ..................................................   $  4,482     $  4,902
    Depreciation and amortization ...........................      3,013        3,175
    Unusual charge ..........................................                   2,800
    Restructuring and related charges .......................      1,755
    Deferred income taxes ...................................                    (209)
    Loss on sale of assets ..................................         31           28
    Changes in assets and liabilities:
        Accounts receivable .................................     (2,260)       4,859
        Inventories .........................................     (4,128)      (4,385)
        Prepaid expenses and other current assets ...........      1,457       (2,683)
        Accounts payable ....................................      5,753       (3,811)
        Accrued salaries, wages and benefits ................        601       (1,993)
        Other accrued expenses ..............................        590          377
    Other assets ............................................       (380)        (333)
    Other long-term liabilities .............................       (162)         (21)
                                                                --------     --------
Net cash provided by operating activities ...................   $ 10,752     $  2,706
                                                                ========     ========

                 The accompanying notes are an integral part of
                           the financial statements.

                         STANLEY FURNITURE COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS


 1.      Preparation of Interim Unaudited Financial Statements

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

2.            Restructuring and Related Charges

In the second quarter of 2002, the Company completed all closing related activities at its former West End, North Carolina facility, including the sale of real estate. The Company approved a plan in the fourth quarter of 2001 to close the factory and consolidate production from this facility into other Company facilities as a result of excess capacity created by expanded offshore sourcing. Manufacturing operations were phased out during the first quarter of 2002 with certain warehousing and other activities completed in the second quarter of 2002. As a result, the Company recorded $852,000 and $3.8 million in restructuring and related charges for the three and six month period of 2002, respectively. The restructuring accrual at June 29, 2002, consists of a lease obligation and severance cost.

The following summarizes the 2002 restructuring and related charges
(in thousands):

                                               Reserve                      Total   Reserve
                                               Balance   Total   Non-cash   Cash    Balance
                                              12/31/01  Charges  Charges  Payments  6/29/02
                                              --------  -------  -------  --------  -------

Increased depreciation due to shorter lives             $1,786   $1,786
Other exit costs ..........................     $733     1,971             $2,000    $704
                                                ----    ------   ------    ------    ----
  Total ...................................     $733    $3,757   $1,786    $2,000    $704
                                                ====    ======   ======    ======    ====

3.       Property, Plant and Equipment
                                                                    (in thousands)
                                                                June 29,   December 31,
                                                                  2002         2001
                                                                --------     --------

    Land and buildings ......................................   $ 37,830     $ 42,763
    Machinery and equipment .................................     73,738       79,139
    Office fixtures and equipment ...........................      1,701        1,829
    Construction in progress ................................        406
                                                                --------     --------
        Property, plant and equipment, at cost ..............    113,675      123,731
    Less accumulated depreciation ...........................     51,943       57,023
                                                                --------     --------
                                                                $ 61,732     $ 66,708
                                                                ========     ========


 4.      Long-Term Debt
                                                                   (in thousands)
                                                                June 29,  December 31,
                                                                 2002        2001
                                                                -------     -------

    7.28% senior notes due March 15, 2004 ...................   $ 8,572     $12,857
    7.57% senior note due June 30, 2005 .....................     5,025       5,025
    7.43% senior notes due November 18, 2007 ................     8,571       8,571
    6.94% senior notes due May 3, 2011 ......................    10,000      10,000
    Revolving credit facility ...............................                   600
                                                                -------     -------
           Total ............................................    32,168      37,053
    Less current maturities .................................     6,839       6,839
                                                                -------     -------
                                                                $25,329     $30,214
                                                                =======     =======

5.       Stock Option Plan

The Company maintains a stock option plan under which holders of certain exercisable stock options may obtain interest-bearing loans from the Company to facilitate their exercise of stock options. During the second quarter of 2002, approximately 86,000 shares of the Company's common stock was surrendered by the Chief Executive Officer to the Company in payment of a $2.6 million outstanding loan plus accrued interest. As of June 29, 2002, approximately $28,000 in stock option loans are outstanding.

6.       Earnings Per Common Share

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (in thousands):


                                                Three Months           Six Months
                                                   Ended                  Ended
                                              ----------------      ----------------
                                             June 29,  June 30,    June 29,  June 30,
                                               2002      2001        2002      2001
                                              ------    ------      ------    ------
Weighted average shares outstanding
    for basic calculation ...................  6,701     6,607       6,681     6,611
Add:  Effect of stock options ...............    297       350         269       318
                                               -----     -----       -----     -----
    Weighted average shares outstanding,
        adjusted for diluted calculation ....  6,998     6,957       6,950     6,929
                                               =====     =====       =====     =====














7.       Goodwill

On January 1, 2002 the Company adopted Statement of Financial Accounting Standard No. 142, ("SFAS 142"), "Goodwill and Other Intangible Assets". In accordance with SFAS 142, the Company discontinued goodwill amortization and tested goodwill of $9.1 million for impairment as of January 1, 2002 determining that no impairment loss was necessary. The Company will continue to test goodwill for impairment at least annually. The following table presents net income on a comparable basis, after adjustment for goodwill amortization
(in thousands, except per share amounts):

                                         Three Months         Six Months
                                            Ended               Ended
                                       ---------------     ---------------
                                      June 29, June 30,   June 29, June 30,
                                        2002     2001       2002     2001
                                       ------   ------     ------   ------
Net income:
  As reported ......................   $2,615   $  835     $4,482   $4,902
  Goodwill amortization (net of tax)                84                 168
                                       ------   ------     ------   ------
    Adjusted net income ............   $2,615   $  919     $4,482   $5,070
                                       ======   ======     ======   ======

Basic earnings per share:
  As reported ......................   $  .39   $  .13     $  .67   $  .74
                                       ======   ======     ======   ======
  As adjusted ......................   $  .39   $  .14     $  .67   $  .77
                                       ======   ======     ======   ======

Diluted earnings per share:
  As reported ......................   $  .37   $  .12     $  .64   $  .71
                                       ======   ======     ======   ======
  As adjusted ......................   $  .37   $  .13     $  .64   $  .73
                                       ======   ======     ======   ======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

Results of Operations
The following table sets forth the percentage relationship to net sales of certain items included in the Statements of Income:

                                            Three Months         Six Months
                                                Ended              Ended
                                           ---------------    ---------------
                                          June 29, June 30,  June 29, June 30,
                                            2002     2001      2002     2001
                                           ------   ------    ------   ------
Net sales ............................     100.0%   100.0%     100.0%   100.0%
Cost of sales ........................      75.6     76.8       75.7     76.7
Restructuring and related charges ....       1.5                 3.3
                                           -----    -----      -----    -----
  Gross profit .......................      22.9     23.2       21.0     23.3
Selling, general and administrative
  expenses ...........................      14.3     13.4       13.7     12.7
Unusual charge .......................                5.3                 2.4
                                           -----    -----      -----    -----
     Operating income ................       8.6      4.4        7.3      8.3
     Other income ....................                            .1
Interest expense .....................       1.3      1.9        1.4      1.8
                                           -----    -----      -----    -----
  Income before income taxes .........       7.3      2.5        6.0      6.5
Income taxes .........................       2.6       .9        2.1      2.4
                                           -----    -----      -----    -----
Net income ...........................       4.7%     1.6%       3.9%     4.2%
                                           =====    =====      =====    =====



Net sales increased $2.4 million, or 4.6%, for the three month period ended June 29, 2002 from the comparable 2001 period. For the six month period, net sales decreased $3.1 million, or 2.6%, from the comparable 2001 period. The increase for the three month period was due primarily to higher unit volume offset by lower average selling prices. The six month period decrease resulted from lower unit volume and lower average selling prices. The Company expects third quarter 2002 sales to increase in the mid to high single digits on a percentage basis over the third quarter of 2001 and expects total year 2002 sales to increase in the mid single digits on a percentage basis over 2001.

Gross profit margin, excluding restructuring and related charges, for the three and six month periods of 2002 increased to 24.4% and 24.3%, respectively, from 23.2% and 23.3% for the comparable 2001 periods. The increase was due to cost savings resulting from closing the Company's former West End, North Carolina facility discussed below, lower raw material costs and offshore sourcing initiatives.

Selling, general and administrative expenses for the three and six month periods of 2002 as a percentage of net sales increased to 14.3% and 13.7%, respectively, from 13.4% and 12.7% for the comparable 2001 periods. Selling, general and administrative expenditures increased in the three and six month periods of 2002 primarily as a result of higher selling expenses related to new product introductions.

As a result of the above, operating income before restructuring and unusual charges, as a percentage of net sales was 10.1% and 10.6%, respectively, for the three and six month periods of 2002, compared to 9.7% and 10.7%, respectively, for each of the comparable 2001 periods.

Interest expense for the three and six month periods of 2002 decreased due primarily to lower average debt levels.

The Company's effective income tax rate was 35.5% for the 2002 six month period and 34.0% for total year 2001. The increase in the effective tax rate was due primarily to higher state income taxes.

In December 2001, the Company announced a plan to expand offshore sourcing, realign manufacturing capacity and significantly lower operating costs. Integration of selected imported component parts and finished items in its product line will lower costs, provide design flexibility and offer a better value to its customers. This initiative created excess capacity in the Company's manufacturing facilities. Accordingly, the Company closed its West End, North Carolina factory and consolidated production from this facility into other Company facilities. Closing the West End facility is expected to reduce costs by $4 to $5 million annually and has eliminated approximately 13%, or 400, of the Company's employees. Manufacturing operations at the West End facility were completely phased out during the first quarter of 2002. In the second quarter of 2002, the Company completed all closing related activities including the sale of real estate.

As a result of the West End facility closing, the Company recorded total restructuring and related charges of $6.8 million, compared to a previously anticipated range of $7 to $9 million. For the three and six month period of 2002, restructuring and related charges of $852,000 and $3.8 million, respectively, were recorded. These charges consisted of asset write-downs (through increased depreciation), relocation of equipment and inventory, operating inefficiencies and severance cost. The Company anticipates that any charges related to this closing will be immaterial going forward. The restructuring accrual at June 29, 2002 of $704,000 consists of a lease obligation and remaining severance cost.





Financial Condition, Liquidity and Capital Resources

Cash generated from operations was $10.8 million in the first six months of 2002 compared to $2.7 million in the 2001 period. Working capital increased $458,000 in the 2002 period compared to an increase of $3.8 million in the comparable 2001 period. Inventories increased slightly from year end levels due to normal seasonal trends. Lower tax and interest payments also contributed to the increase in cash generated from operations.

Net cash provided by investing activities was $290,000 in the 2002 period compared to cash used by investing activities of $2.5 million in the 2001 period. The decline in capital requirements for 2002 is due to the relocation of a significant portion of the machinery and equipment from the West End facility to other Company facilities. As a result, capital expenditures in 2002 are anticipated to be approximately $1 to $2 million, down from $4.2 million in 2001.

Net cash used by financing activities was $2.9 million in the 2002 period compared to $1.1 million in the 2001 period. In the 2002 period, cash from operations and proceeds from the exercise of stock options provided cash for senior debt payments and repayment of the revolving credit facility. In the second quarter of 2002, 85,914 shares of the Company's common stock were surrendered by the Chief Executive Officer to the Company in payment of a $2.6 million outstanding loan and accrued interest, relating to stock option exercise in 2000. In the 2001 period, cash from operations and the issuance of $10 million in senior notes provided cash for reduction of borrowings under the revolving credit facility, senior debt payments, the purchase and retirement of the Company's common stock and capital expenditures. At June 29, 2002, approximately $8.0 million remains authorized by the Company's Board of Directors to repurchase shares of the Company's common stock.

At June 29, 2002, long-term debt including current maturities was $32.2 million. Debt service requirements are $2.6 million remaining in 2002, $6.9 million in 2003, $7.0 million in 2004, $4.3 million in 2005, and $2.9 million in 2006. As of June 29, 2002, approximately $35.0 million of additional borrowings were available under the Company's revolving credit facility. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

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

Restructuring and related charges - The Company has provided restructuring and related charges for closure of the West End, North Carolina facility. These charges require judgment about the net realizable value of assets and other exit costs to be incurred. If actual amounts differ from the estimates adjustments will be required in future statements of income. For example, in the second quarter of 2002 the charge for increased depreciation was reduced by approximately $195,000 because actual proceeds from the disposal of West End's assets exceeded the anticipated amount.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Because the Company's obligation under its Revolving Credit Facility bears interest at a variable rate, the Company is sensitive to changes in prevailing interest rates. A one-percentage point fluctuation in market interest rates would not have a material impact on earnings during the first six months of 2002.
















PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

(a) The annual meeting of the Company's stockholders was held on April 24, 2002.

(c)(i) The stockholders of the Company elected two directors for a three-year term expiring at the Annual Meeting of Stockholders to be held in 2005. The election was approved by the following vote:

                                                     For         Withheld

         Robert G. Culp, III                       5,477,576      49,787

         T. Scott McIlhenny, Jr.                   5,477,576      49,787

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         Exhibit 10.1 Employment Agreement, dated May 2, 2002, between the Registrant and William A. Sibbick, Jr. (1) (2)

         Exhibit 10.2 Employment Agreement, dated May 2, 2002, between the Registrant and Kelly S. Cain. (1) (2)

         Exhibit 10.3 Agreement, dated April 25, 2002, between Stanley Furniture Company, Inc. and Albert L. Prillaman (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K (Commission File No. 0-14938) filed on April 25, 2002).(2)

(b)      Reports on Form 8-K
         A report on Form 8-K was filed on April 25, 2002, to announce a plan for early loan repayment by the Chief Executive Officer.

         A report on form 8-K was filed on June 10, 2002, to comment on the Registrant's outlook for the second quarter and full year 2002.
---------------------------
(1) Filed herewith.
(2) Management contract.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  STANLEY FURNITURE COMPANY, INC.


Date: July 16, 2002               By: /s/ Douglas I. Payne
                                  --------------------
                                  Douglas I. Payne
                                  Executive V.P. - Finance & Administration and
                                  Secretary
                                  (Principal Financial and Accounting Officer)