Form 10-Q
period 2002-09-28
STANLEY FURNITURE CO INC/
filed 2002-10-15
CIK 797465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

        X         Quarterly report pursuant to Section 13 or 15(d) of the
     -------      Securities Exchange Act of 1934


For the quarterly period ended September 28, 2002 or
                               ------------------

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


                                 (276) 627-2000
                   ------------------------- ---------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 14, 2002.

                    Class                                Number

Common Stock, par value $.02 per share               6,519,717 Shares

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         STANLEY FURNITURE COMPANY, INC.
                                 BALANCE SHEETS
                        (in thousands, except share data)
                                                               (unaudited)
                                                              September 28, December 31,
                                                                  2002          2001
                                                              ------------  ------------
ASSETS
Current assets:
    Cash ....................................................   $  8,598     $  1,955
    Accounts receivable, less allowances of $2,701 and $2,024     31,753       23,862
    Inventories:
      Finished goods ........................................     35,724       31,287
      Work-in-process .......................................      7,055        7,833
      Raw materials .........................................     12,816       10,402
                                                                --------     --------
          Total inventories .................................     55,595       49,522

    Prepaid expenses and other current assets ...............      1,035        2,354
    Deferred income taxes ...................................      3,153        3,153
                                                                --------     --------
      Total current assets ..................................    100,134       80,846

Property, plant and equipment, net ..........................     60,522       66,708
Goodwill ....................................................      9,072        9,072
Other assets ................................................      5,540        6,377
                                                                --------     --------
      Total assets ..........................................   $175,268     $163,003
                                                                ========     ========
LIABILITIES
Current liabilities:
    Current maturities of long-term debt ....................   $  6,914     $  6,839
    Accounts payable ........................................     17,818       11,841
    Accrued salaries, wages and benefits ....................     11,943        9,060
    Other accrued expenses ..................................      4,248        1,835
                                                                --------     --------
      Total current liabilities .............................     40,923       29,575

Long-term debt, exclusive of current maturities .............     24,129       30,214
Deferred income taxes .......................................     11,251       11,251
Other long-term liabilities .................................      4,419        4,669
                                                                --------     --------
      Total liabilities .....................................     80,722       75,709
                                                                --------     --------

STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 10,000,000 shares authorized,
  6,519,717 and 6,643,388 shares issued and outstanding .....        131          133
Capital in excess of par value ..............................     13,594       17,537
Retained earnings ...........................................     80,849       72,228
Stock option loans ..........................................        (28)      (2,604)
                                                                --------     --------
    Total stockholders' equity ..............................     94,546       87,294
                                                                --------     --------
      Total liabilities and stockholders' equity ............   $175,268     $163,003
                                                                ========     ========


                 The accompanying notes are an integral part of
                           the financial statements.



                         STANLEY FURNITURE COMPANY, INC.
                              STATEMENTS OF INCOME
                                   (unaudited)
                      (in thousands, except per share data)



                                                          Three Months           Nine Months
                                                             Ended                  Ended
                                                      --------------------  ---------------------
                                                      September  September  September   September
                                                      28, 2002   29, 2001   28, 2002    29, 2001
                                                      ---------  ---------  ---------   ---------

Net sales .........................................   $61,338    $60,007    $176,180    $177,972

Cost of sales .....................................    46,386     46,195     133,287     136,635
Restructuring and related charges (credit) (Note 2)      (209)                 3,548
                                                      -------    -------    --------    --------
    Gross profit ..................................    15,161     13,812      39,345      41,337

Selling, general and administrative expenses ......     7,990      7,856      23,799      22,791
Unusual charge (Note 3) ...........................                                        2,800
                                                      -------    -------    --------    --------

    Operating income ..............................     7,171      5,956      15,546      15,746

Other expense (income), net .......................       (13)         6        (167)         24
Interest expense ..................................       767      1,010       2,347       3,095
                                                      -------    -------    --------    --------

    Income before income taxes ....................     6,417      4,940      13,366      12,627

Income taxes ......................................     2,278      1,704       4,745       4,490
                                                      -------    -------    --------    --------

    Net income ....................................   $ 4,139    $ 3,236    $  8,621    $  8,137
                                                      =======    =======    ========    ========

Earnings per share:

    Basic .........................................   $   .63    $   .49    $   1.30    $   1.23
                                                      =======    =======    ========    ========
    Diluted .......................................   $   .62    $   .47    $   1.26    $   1.18
                                                      =======    =======    ========    ========

Weighted average shares outstanding:

    Basic .........................................     6,554      6,615       6,631       6,611
                                                      =======    =======    ========    ========
    Diluted .......................................     6,681      6,884       6,822       6,914
                                                      =======    =======    ========    ========






               The accompanying notes are an integral part of the
                             financial statements.



                         STANLEY FURNITURE COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)
                                                                                 Nine Months Ended
                                                                               ---------------------
                                                                               September   September
                                                                               28, 2002    29, 2001
                                                                               ---------   ---------
Cash flows from operating activities:
Cash received from customers .............................................     $167,824    $177,346
Cash paid to suppliers and employees .....................................     (150,676)   (159,382)
Interest paid ............................................................       (2,367)     (3,033)
Income taxes paid, net ...................................................       (1,142)     (4,927)
                                                                               --------    --------
    Net cash provided by operating activities ............................       13,639      10,004
                                                                               --------    --------

Cash flows from investing activities:
Capital expenditures .....................................................         (605)     (3,883)
Other, net ...............................................................          696
                                                                               --------    --------
    Net cash provided (used) by investing activities .....................           91      (3,883)
                                                                               --------    --------

Cash flows from financing activities:
Issuance of senior notes .................................................                   10,000
Repayment of revolving credit facility, net ..............................         (600)    (10,001)
Repayment of senior notes ................................................       (5,410)     (5,286)
Purchase and retirement of common stock ..................................       (3,066)     (1,973)
Proceeds from exercised stock options ....................................        1,194         543
Proceeds from insurance policy loans .....................................          795         719
                                                                               --------    --------
    Net cash used by financing activities ................................       (7,087)     (5,998)
                                                                               --------    --------

Net increase in cash .....................................................        6,643         123
Cash at beginning of period ..............................................        1,955       1,825
                                                                               --------    --------
    Cash at end of period ................................................     $  8,598    $  1,948
                                                                               ========    ========

Reconciliation of net income to net cash provided by operating activities:
Net income ...............................................................     $  8,621    $  8,137
    Depreciation and amortization ........................................        4,477       4,815
    Unusual charge .......................................................                    2,800
    Restructuring and related charges ....................................        1,755
    Deferred income taxes ................................................                     (209)
    Loss on sale of assets ...............................................           31          28
    Changes in assets and liabilities:
        Accounts receivable ..............................................       (7,891)       (750)
        Inventories ......................................................       (6,073)       (827)
        Prepaid expenses and other current assets ........................        1,863      (1,050)
        Accounts payable .................................................        5,977      (2,921)
        Accrued salaries, wages and benefits .............................        2,883        (751)
        Other accrued expenses ...........................................        2,413         913
    Other assets .........................................................         (167)       (146)
    Other long-term liabilities ..........................................         (250)        (35)
                                                                               --------    --------
Net cash provided by operating activities ................................     $ 13,639    $ 10,004
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

2.        Restructuring and Related Charges

The Company approved a plan in the fourth quarter of 2001 to close its former West End, North Carolina facility and consolidate production from this facility into other Company facilities as a result of excess capacity created by expanded offshore sourcing. Manufacturing operations were phased out during the first quarter of 2002 with certain warehousing and other activities completed in the second quarter of 2002, including the sale of real estate. During the third quarter of 2002, the Company determined that $209,000 of restructuring related inventory reserves were no longer required and credited the amount back to income. As a result of the above, the Company recorded net restructuring and related charges of $3.5 million for the nine month period ending September 28, 2002. The restructuring accrual at September 28, 2002, consists of a lease obligation and severance cost.

The following summarizes the 2002 restructuring and related charges (in thousands):

                                              Reserve                         Total     Reserve
                                              Balance     Total    Non-cash    Cash     Balance
                                              12/31/01   Charges   Charges   Payments   9/28/02
                                              --------   -------   -------   --------   -------
Increased depreciation due to shorter lives              $1,755    $1,755
Other exit costs ..........................    $  733     1,793               $1,972     $  554
                                               ------    ------    ------     ------     ------
  Total ...................................    $  733    $3,548    $1,755     $1,972     $  554
                                               ======    ======    ======     ======     ======

3.       Unusual Charge

An unusual charge of $1.8 million ($2.8 million pretax) or $.26 per diluted share was recorded in 2001 to write-off receivables due to the liquidation of a former customer.









4.       Property, Plant and Equipment
                                                        (in thousands)
                                                    September  December 31,
                                                    28, 2002      2001
                                                    ---------   ---------

    Land and buildings ..........................    $37,830     $42,763
    Machinery and equipment .....................     73,988      79,139
    Office fixtures and equipment ...............      1,701       1,829
    Construction in progress ....................        200
                                                     -------     -------
        Property, plant and equipment, at cost ..    113,719     123,731
    Less accumulated depreciation ...............     53,197      57,023
                                                     -------     -------
                                                     $60,522     $66,708
                                                     =======     =======

5.       Long-Term Debt
                                                             (in thousands)
                                                         September   December 31,
                                                         28, 2002        2001
                                                         ---------    --------
Installment Notes:
   7.28% senior notes due through March 15, 2004 .....   $ 8,572       $12,857
   7.57% senior note due through June 30, 2005 .......     3,900         5,025
   7.43% senior notes due through November 18, 2007 ..     8,571         8,571
   6.94% senior notes due through May 3, 2011 ........    10,000        10,000
Revolving credit facility ............................                     600
                                                         -------       -------
   Total .............................................    31,043        37,053
Less current maturities ..............................     6,914         6,839
                                                         -------       -------
                                                         $24,129       $30,214
                                                         =======       =======

In August 2002, the revolving credit facility was amended to decrease available borrowings from $35.0 million to $25.0 million.

6.       Stock Option Plan

The Company maintains a stock option plan under which holders of certain exercisable stock options may obtain interest-bearing loans from the Company to facilitate their exercise of stock options. During the second quarter of 2002, approximately 86,000 shares of the Company's common stock was surrendered by the Chief Executive Officer to the Company in payment of a $2.6 million outstanding loan plus accrued interest. As of September 28, 2002, approximately $28,000 in stock option loans are outstanding.















7.       Earnings Per Common Share

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (in thousands):

                                                   Three Months            Nine Months
                                                      Ended                   Ended
                                               --------------------   --------------------
                                               September  September   September  September
                                               28, 2002   29, 2001    28, 2002   29, 2001
                                               --------   ---------   --------   ---------
Weighted average shares outstanding
    for basic calculation ..................     6,554      6,615       6,631      6,611
Add:  Effect of stock options ..............       127        269         191        303
                                                 -----      -----       -----      -----
    Weighted average shares outstanding,
        adjusted for diluted calculation ...     6,681      6,884       6,822      6,914
                                                 =====      =====       =====      =====

8.       Goodwill

On January 1, 2002 the Company adopted Statement of Financial Accounting Standard No. 142, ("SFAS 142"), "Goodwill and Other Intangible Assets". In accordance with SFAS 142, the Company discontinued goodwill amortization and tested goodwill of $9.1 million for impairment as of January 1, 2002 determining that no transitional impairment loss was necessary. The Company will continue to test goodwill for impairment at least annually. The following table presents net income on a comparable basis, after adjustment for goodwill amortization (in thousands, except per share amounts):

                                                  Three Months                 Nine Months
                                                     Ended                        Ended
                                           -------------------------    --------------------------
                                             September    September      September     September
                                             28, 2002      29, 2001       28, 2002      29, 2001
                                           ------------  -----------    ------------  ------------
Net income:
  As reported ......................          $4,139        $3,236         $8,621        $8,137
  Goodwill amortization (net of tax)                            84                          252
                                              ------        ------         ------        ------
    Adjusted net income ............          $4,139        $3,320         $8,621        $8,389
                                              ======        ======         ======        ======

Basic earnings per share:
  As reported ......................          $  .63        $ .49          $ 1.30        $ 1.23
                                              ======       ======          ======        ======
  As adjusted ......................          $  .63       $  .50          $ 1.30        $ 1.27
                                              ======       ======          ======        ======

Diluted earnings per share:
  As reported ......................          $  .62       $  .47          $ 1.26        $ 1.18
                                              ======       ======          ======        ======
  As adjusted ......................          $  .62       $  .48          $ 1.26        $ 1.21
                                              ======       ======          ======        ======











Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------

Results of Operations
The following table sets forth the percentage relationship to net sales of certain items included in the Statements of Income:

                                                   Three Months           Nine Months
                                                      Ended                  Ended
                                                ------------------    --------------------
                                              September  September    September  September
                                              28, 2002   29, 2001     28, 2002   29, 2001
                                              --------   ---------    ---------  ---------
Net sales ................................     100.0%      100.0%       100.0%     100.0%
Cost of sales ............................      75.6        77.0         75.7       76.8
Restructuring and related charges (credit)       (.3)                     2.0
                                               -----       -----        -----      -----
  Gross profit ...........................      24.7        23.0         22.3       23.2
Selling, general and administrative
  expenses ...............................      13.0        13.1         13.5       12.8
Unusual charge ...........................                                           1.6
                                               -----       -----        -----      -----
     Operating income ....................      11.7         9.9          8.8        8.8
Other income .............................                                 .1
Interest expense .........................       1.3         1.7          1.3        1.7
                                               -----       -----        -----      -----
  Income before income taxes .............      10.4         8.2          7.6        7.1
Income taxes .............................       3.7         2.8          2.7        2.5
                                               -----       -----        -----      -----
Net income ...............................       6.7%        5.4%         4.9%       4.6%
                                               =====       =====        =====      =====

Net sales increased $1.3 million, or 2.2%, for the three month period ended September 28, 2002 from the comparable 2001 period. For the nine month period, net sales decreased $1.8 million, or 1.0%, from the comparable 2001 period. The increase for the three month period was due primarily to higher unit volume. The nine month period decrease resulted from lower unit volume and lower average selling prices. The Company expects fourth quarter 2002 sales to approximate third quarter 2002 sales, resulting in an increase in the high single digits on a percentage basis over fourth quarter 2001.

Gross profit margin, excluding restructuring and related charges, for the three and nine month periods of 2002 increased to 24.4% and 24.3%, respectively, from 23.0% and 23.2% for the comparable 2001 periods. The increase was due to cost savings resulting from closing the Company's former West End, North Carolina facility discussed below, lower raw material cost and offshore sourcing initiatives.

Selling, general and administrative expenses for the three and nine month periods of 2002 as a percentage of net sales was 13.0% and 13.5%, respectively, compared to 13.1% and 12.8% for the comparable 2001 periods. Selling, general and administrative expenditures increased in the nine month period of 2002 primarily as a result of higher selling expenses related to new product introductions.

As a result of the above, operating income before restructuring and unusual charges, as a percentage of net sales was 11.4% and 10.8%, respectively, for the three and nine month periods of 2002, compared to 9.9% and 10.4%, respectively, for each of the comparable 2001 periods.

Interest expense for the three and nine month periods of 2002 decreased due primarily to lower average debt levels.

The Company's effective income tax rate was 35.5% for the 2002 nine month period and 34.0% for total year 2001. The increase in the effective tax rate was due primarily to higher state income taxes.



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

As a result of the West End facility closing, the Company recorded total restructuring and related charges of $6.6 million, compared to a previously anticipated range of $7 to $9 million. During the third quarter of 2002, the Company determined that $209,000 of restructuring related inventory reserves were no longer required and credited the amount back to income. For the nine month period of 2002, net restructuring and related charges of $3.5 million were recorded. These charges consisted of asset write-downs (through increased depreciation), relocation of equipment and inventory, operating inefficiencies and severance cost. The restructuring accrual at September 28, 2002 of $554,000 consists of a lease obligation for real estate and severance cost.

Financial Condition, Liquidity and Capital Resources

Cash generated from operations was $13.6 million in the first nine months of 2002 compared to $10.0 million in the 2001 period. Working capital increased $3.0 million in the 2002 nine month period compared to an increase of $2.5 million in the comparable 2001 period. Inventories increased $6.0 million from year end levels due primarily to normal seasonal trends. Lower tax and interest payments also contributed to the increase in cash generated from operations. The Company anticipates making a $2.0 million to $3.0 million contribution to its defined benefit plan in the fourth quarter of 2002.

Net cash provided by investing activities was $91,000 in the 2002 period compared to cash used by investing activities of $3.9 million in the 2001 period. The Company received net proceeds of $696,000 from the sale of real estate at its former West End, North Carolina facility. The decline in capital requirements for 2002 is due to the relocation of a significant portion of the machinery and equipment from the West End facility to other Company facilities. As a result, capital expenditures in 2002 are anticipated to be approximately $1.5 million, down from $4.2 million in 2001.

Net cash used by financing activities was $7.1 million in the 2002 period compared to $6.0 million in the 2001 period. In the 2002 period, cash from operations and proceeds from the exercise of stock options provided cash for senior debt payments, repayment of the revolving credit facility and purchase and retirement of the Company's common stock. During the third quarter, the Company purchased 158,500 shares of its stock in the open market at an average price of $19.34. At September 28, 2002, approximately $4.9 million remains authorized by the Company's Board of Directors to repurchase shares of the Company's common stock. In the second quarter of 2002, 85,914 shares of the Company's common stock were surrendered by the Chief Executive Officer to the Company in payment of a $2.6 million outstanding loan and accrued interest, relating to stock option exercise in 2000. In the 2001 period, cash from operations and the issuance of $10 million in senior notes provided cash for reduction of borrowings under the revolving credit facility, senior debt payments, the purchase and retirement of the Company's common stock and capital expenditures.





At September 28, 2002, long-term debt including current maturities was $31.0 million. Debt service requirements are $1.4 million remaining in 2002, $6.9 million in 2003, $7.0 million in 2004, $4.3 million in 2005, and $2.9 million in 2006. In August 2002, the revolving credit facility was amended to decrease available borrowings from $35.0 million to $25.0 million. As of September 28, 2002, approximately $24.2 million of additional borrowings were available under the Company's revolving credit facility. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

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

Restructuring and related charges - The Company has provided restructuring and related charges for closure of the West End, North Carolina facility. These charges require judgment about the net realizable value of assets and other exit costs to be incurred. If actual amounts differ from the estimates adjustments will be required in future statements of income. For example, in the second quarter of 2002 the charge for increased depreciation was reduced by approximately $195,000 because actual proceeds from the disposal of West End's assets exceeded the anticipated amount and in the third quarter of 2002 the Company determined that $209,000 of restructuring related inventory reserves were no longer required and credited the amount back to income.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Because the Company's obligation under its Revolving Credit Facility bears interest at a variable rate, the Company is sensitive to changes in prevailing interest rates. A one-percentage point fluctuation in market interest rates would not have a significant impact on earnings during the first nine months of 2002.

ITEM 4.  Controls and Procedures

a. Evaluation of disclosure controls and procedures. The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)), based on their evaluation of such controls and procedures conducted within 90 days prior to the date hereof, are effective to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         Exhibit 10.1 Ninth amendment, dated August 16, 2002, to the second amended and restated revolving credit facility dated February 15, 1994, between the Registrant and PNC Bank, National Association. (1)

         Exhibit 99.1 Certification of Albert L. Prillaman, Chief Executive Officer of the Company, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (1)

         Exhibit 99.2 Certification of Douglas I. Payne, Chief Financial Officer of the Company, pursuant to 18 U. S. C.
                           Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (1)


 (b)     Reports on Form 8-K
         None

---------------------------
(1) Filed herewith.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              STANLEY FURNITURE COMPANY, INC.


Date: October 15, 2002        By: /s/ Douglas I. Payne
                              ------------------------
                              Douglas I. Payne
                              Executive V.P. - Finance & Administration and
                              Secretary
                              (Principal Financial and Accounting Officer)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Albert L. Prillaman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Stanley Furniture Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date     October 15, 2002          /s/ Albert L. Prillaman
                                            -----------------------
                                            Albert L. Prillaman
                                            Chief Executive Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Douglas I. Payne, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Stanley Furniture Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

             Date: October 15, 2002       /s/ Douglas I. Payne
                                          --------------------
                                          Douglas I. Payne
                                          Chief Financial Officer