Form 10-K
period 2002-12-31
STANLEY FURNITURE CO INC/
filed 2003-02-13
CIK 797465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                         Commission file number 0-14938

                         STANLEY FURNITURE COMPANY, INC.
             (Exact name of Registrant as specified in its Charter)

                     Delaware                   54-1272589
                     --------                   ----------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (x) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes (x) No ( )

Aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price on February 7, 2003: $124 million

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of February 7, 2003:

 Common Stock, par value $.02 per share                     6,568,717
 --------------------------------------                -------------------
        (Class of Common Stock)                          Number of Shares

Documents incorporated by reference: Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders scheduled for April 16, 2003 are incorporated by reference into Part III.

                                TABLE OF CONTENTS


Part I                                                                     Page


 Item 1   Business........................................................    3
 Item 2   Properties......................................................    7
 Item 3   Legal Proceedings...............................................    7
 Item 4   Submission of Matters to a Vote of Security Holders.............    7



Part II


 Item 5   Market for Registrant's Common Equity and Related Stockholder
          Matters.........................................................    9
 Item 6   Selected Financial Data.........................................   10
 Item 7   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................   11
 Item 7A  Quantitative and Qualitative Disclosures about Market Risks.....   15
 Item 8   Consolidated Financial Statements and Supplementary Data........   15
 Item 9   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................   16


Part III


 Items 10 through 13......................................................   16
 Item 14  Controls and Procedures.........................................   16


Part IV

 Item 15  Exhibits, Financial Statement Schedule and Reports on Form 8-K     16

 Signatures  .............................................................   22

 Index to Consolidated Financial Statements and Schedule..................  F-1

Stanley Furniture Company, Inc.

                                     PART I

Item 1.     Business

General

      The Company is a leading designer and manufacturer of residential wood furniture exclusively targeted at the upper-medium price range. The Company offers diversified product lines across all major style and product categories within this price range. This product depth and extensive style selection makes the Company a complete wood furniture resource for retailers in its price range and allows the Company to respond more quickly to shifting consumer preferences. The Company has established a broad distribution network that includes independent furniture stores, department stores and regional furniture chains. To provide its products and support this broad distribution network, the Company is pursuing a blended strategy combining efficient and flexible manufacturing processes that it believes are unique in the furniture industry with offshore sourcing of component parts and finished goods. The Company emphasizes continuous improvement in its manufacturing and sourcing processes to enable it to continue providing competitive advantages to its customers, such as quick delivery, reduced inventory investment, high quality, and value.

      In December 2001, the Company announced a plan to expand offshore sourcing, realign manufacturing capacity and significantly lower operating costs. Integration of selected imported component parts and finished items in its product line will lower costs, provide design flexibility and offer a better value to customers. This initiative created excess capacity in the Company's manufacturing facilities. Accordingly, the Company closed its former West End, North Carolina factory and consolidated production from this facility into other Company facilities. Production at the former West End facility was completely phased out in the first half of 2002 along with all closing related activities including the sale of real estate. The restructuring charge associated with this plan is discussed in further details in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and in Note 2 of Notes to Consolidated Financial Statements.

Products and Styles

      The Company's product lines cover all major design categories, and include dining room, bedroom, youth bedroom (Young America(R)), home entertainment and accent tables, and home office furniture. The Company believes that the diversity of its product lines enables it to anticipate and respond quickly to changing consumer preferences and provides retailers a complete wood furniture resource in the upper-medium price range. The Company believes that its products represent good value and that the quality and style of its furniture compare favorably with more premium-priced products.

      The Company provides products in a variety of woods, veneers, and finishes. The number of styles by product line currently marketed by the Company is set forth in the following table:

                                           Number of Styles
                                           ----------------

        Dining room...................................................     23
        Bedroom.......................................................     23
        Youth bedroom (Young America(R))..............................     20
        Home entertainment and accent tables..........................     18
        Home office...................................................     14

      These product lines cover all major design categories including European traditional, contemporary/transitional, American traditional, and country/casual designs.

      The Company designs and develops new product styles each year to replace discontinued items or styles and, if desired, to expand product lines. The Company's product design process begins with marketing personnel identifying customer needs and conceptualizing product ideas, which generally consist of a group of related furniture pieces. A variety of sketches are produced, usually by Company designers, from which prototype furniture pieces are built prior to full-scale production. The Company consults with its marketing personnel, sales representatives, and selected customers throughout this process and introduces its new product styles primarily at the fall and spring international furniture markets.

Distribution

      The Company has developed a broad domestic and international customer base and sells its furniture through approximately 60 independent sales representatives to independent furniture retailers, department stores and regional furniture chains. Representative customers in alphabetical order include Breuners Home Furnishings, Furnitureland South, Jordan's, Nebraska Furniture Mart, Raymour & Flanigan, Robb & Stucky and Rooms To Go Kids. The Company believes this broad network reduces its exposure to regional recessions, and allows it to capitalize on emerging channels of distribution. The Company offers tailored marketing programs to address each channel of distribution.

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

      The Company has sold to approximately 2,600 customers during 2002, and approximately 4% of the Company's sales in 2002 were to international customers. No single customer accounted for more than ten percent of the Company's sales in 2002. No material part of the Company's business is dependent upon a single customer, the loss of which would have a material effect on the business of the Company. The loss of several of the Company's major customers could have a material impact on the business of the Company.

Manufacturing and Offshore Sourcing

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

      The Company also integrates the sourcing of selected component parts and finished items with its manufacturing operations to further enhance its product and distribution strategy. The Company acquires selected finished items and component parts from a limited number of offshore suppliers who can meet the Company's quality specifications, production efficiency and scheduling requirements. The Company expects to source approximately 20% of its sales volume in 2003 from 6 countries with China representing the largest volume.

      The Company operates manufacturing facilities in North Carolina and Virginia consisting of an aggregate of approximately 3.2 million square feet. The Company considers its present equipment to be generally modern, adequate and well-maintained.


      The Company schedules production of its various styles based upon actual and anticipated orders. The Company's manufacturing processes enable it to fill orders primarily through manufacturing rather than inventory. As a result, the Company shipped customer orders within 12 days on average during 2002 with average finished goods inventory turns of 5.1. Since the Company ships customer orders on average in less than two weeks, management believes that the size of its backlog is not necessarily indicative of its long-term operations. The Company's backlog of unshipped orders was $15.4 million at December 31, 2002 and $11.7 million at December 31, 2001.

Raw Materials

      The principal materials used by the Company in manufacturing its products include lumber, veneers, plywood, particle board, hardware, glue, finishing materials, glass products, laminates, fabrics and metals. The Company uses a variety of species of lumber, including cherry, oak, ash, poplar, pine and maple. The Company's five largest suppliers accounted for approximately 16% of its purchases in 2002. The Company believes that its sources of supply for these materials are adequate and that it is not dependent on any one supplier.

Competition

      The Company is the seventeenth largest furniture manufacturer in North America based on 2001 sales, according to Furniture/Today, a trade publication. The furniture industry is highly competitive and includes a large number of foreign and domestic manufacturers, none of which dominates the market. In addition, competition has significantly increased from foreign manufacturers in countries such as China which have lower production costs. The markets in which the Company competes include a large number of relatively small manufacturers; however, certain competitors of the Company have substantially greater sales volumes and financial resources than the Company. Competitive factors in the upper-medium price range include style, price, quality, delivery, design, service, and durability. The Company believes that its manufacturing processes, its sourcing strategy, its long-standing customer relationships and customer responsiveness, its consistent support of existing diverse product lines that are high quality and good value, and its experienced management are competitive advantages.

Associates

      At December 31, 2002, the Company employed approximately 2,600 associates. None of the Company's associates is represented by a labor union. The Company considers its relations with its associates to be good.

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






Forward-Looking Statements

      Certain statements made in this Annual Report on Form 10-K are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes," "estimates," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include competition in the furniture industry including competition from lower-cost foreign manufacturers, the Company's success in implementing its blended strategy of expanded offshore sourcing and domestic manufacturing, disruptions in offshore sourcing including those arising from supply or distribution disruptions or changes in political or economic conditions affecting the countries from which the Company obtains offshore sourcing, the cyclical nature of the furniture industry, fluctuations in the price for lumber which is the most significant raw material used by the Company, credit exposure to customers in the current economic climate, capital costs and general economic conditions. Any forward looking statement speaks only as of the date of this filing, and the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

Available Information

      The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). These filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You may also read and copy any document that the Company files at the SEC's public reference room located at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

         The Company's principal Internet address is www.stanleyfurniture.com. The Company makes available free of charge on www.stanleyfurniture.com its annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

         In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing, telephoning, faxing or e-mailing the Company at the following address, telephone number, fax number or e-mail address:

                 Stanley Furniture Company, Inc.
                 1641 Fairystone Park Highway
                 Stanleytown, Virginia 24168
                 Attention: Mr. Douglas I. Payne
                 Telephone: (276) 627-2000
                 Fax 276-629-5114
                 Or E-mail your request to: Investor@Stanleyfurniture.com











Item 2.    Properties

      Set forth below is certain information with respect to the Company's principal properties. The Company believes that all these properties are well maintained and in good condition. All Company plants are equipped with automatic sprinkler systems and modern fire protection equipment, which management believes are adequate. All facilities set forth below are active and operational. Production capacity and extent of utilization of the Company's facilities are difficult to quantify with certainty because maximum capacity and utilization varies periodically depending upon the product being manufactured, the amount of component parts and finished items outsourced, and the utilization of the labor force at the facility. In this context, the Company estimates that its facilities operated at approximately 75-80% of capacity in 2002, principally on a one shift basis. The Company believes available capacity at its facilities together with the integration of selected imported component parts and finished items will be adequate to expand production to meet anticipated product requirements.

                                                   Approximate          Owned
                                                  Facility Size           or
            Location            Primary Use       (Square Feet)         Leased
            --------            -----------       -------------         ------
         Stanleytown, VA       Manufacturing        1,721,000           Owned
                               and Corporate
                               Headquarters
         Martinsville, VA      Manufacturing          300,000           Owned
         Lexington, NC         Manufacturing          635,000           Owned
         Robbinsville, NC      Manufacturing          540,000           Owned
         High Point, NC        Showroom                63,000           Leased

Item 3.    Legal Proceedings

      In the normal course of business, the Company is involved in claims and lawsuits none of which currently, in management's opinion, will have a material adverse affect on the Company's consolidated financial statements.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

      None.

Executive Officers of the Registrant

      The Company's executive officers and their ages as of January 1, 2003 are as follows:

Name                                    Age        Position
----                                    ---        --------
Albert L. Prillaman..............        57        Chairman
Jeffrey R. Scheffer..............        47        President and Chief Executive Officer
Douglas I. Payne  ...............        44        Executive Vice President -Finance and
                                                    Administration and Secretary
Philip D. Haney   ...............        48        Executive Vice President - Marketing and Sales
William A. Sibbick...............        46        Senior Vice President -Product Manager
Robert J. Smith   ...............        51        Senior Vice President - Operations

      Albert L. Prillaman has been Chairman of the Board of Directors since September 1988. Mr. Prillaman served as Chief Executive Officer of the Company from December 1985 to December 2002. Mr. Prillaman also served as President from 1985 until April 2001. Prior to 1985, Mr. Prillaman served as Vice President of the Company and President of the Stanley Furniture division of the Company's predecessor since 1983, and in various executive and other capacities with the Stanley Furniture division of the predecessors Company since 1969. Mr. Prillaman is a director of Culp, Inc.

      Jeffrey R. Scheffer has been Chief Executive Officer since December 2002. Mr. Scheffer has been President since April 2001. He also served as Chief Operating Officer from April 2001 to December 2002. Prior to his employment with the Company, Mr. Scheffer served as President of American Drew, a furniture manufacturer, for five years.

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

      Philip D. Haney has been Executive Vice President - Marketing and Sales since October 2002. Prior to his employment with the Company, Mr. Haney served as President of Karastan Rug and Home from August 2002 to October 2002 and was Senior Vice President, Marketing and Sales at Karastan from 1998 to August 2002.

      William A. Sibbick has been Senior Vice President - Product Manager since October 2002. Mr. Sibbick previously held the position of Senior Vice President
- Sales from December 1997 to October 2002. He was Vice President - Product Development and Merchandising - Dining Room and Occasional from December 1996 to December 1997. He was Vice President - Product Development and Merchandising from April 1995 until December 1996. Prior to that time, Mr. Sibbick held various management positions related to product development since his employment by the Company in 1989.

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

                                                                   High             Low
              2002
              First Quarter...................................    $33.25           $23.29
              Second Quarter..................................     36.82            26.44
              Third Quarter...................................     27.05            17.70
              Fourth Quarter..................................     26.20            19.75



              2001
              First Quarter...................................    $29.88           $22.63
              Second Quarter..................................     33.73            25.06
              Third Quarter...................................     29.02            21.66
              Fourth Quarter..................................     28.19            22.30

As of February 7, 2003, there were approximately 2,000 beneficial stockholders. To date the Company has used all earnings to finance the growth and development of its business and to repurchase its common stock. Accordingly, no cash dividends have been paid through December 31, 2002. In January 2003, the Company's Board of Directors approved a dividend policy of $.20 per share per year, payable quarterly. The first quarter 2003 dividend of $.05 is payable March 3, 2003, to stockholders of record as of February 14, 2003. The Company's dividend policy is subject to review and revision by the Board of Directors and any future payments will depend upon the financial condition, capital requirements and earnings of the Company, as well as other factors that the Board of Directors may deem relevant. The Company's ability to pay dividends and repurchase its common stock is restricted under certain loan covenants. See Note 5 of the Notes to Consolidated Financial Statements.

           Equity Compensation Plan Information

      The following table summarizes our equity compensation plans as of December 31, 2002:

                                   Number of shares to be      Weighted-average         Number of shares
                                   issued upon exercise        exercise price of        remaining available for
                                   of outstanding options,     outstanding options,     future issuance under
                                   warrants and rights         warrants, and rights     equity compensation plans
Equity compensation plans
  approved by stockholders                  972,756                   $22.93                      185,002

Equity compensation plans
  not approved by stockholders(1)           100,000                   $27.88
                                          ---------                   ------                      -------

Total                                     1,072,756                   $23.39                      185,002
                                          =========                   ======                      =======

(1) Represents a one time option grant to Jeffrey R. Scheffer, in connection with his employment as President and Chief Operating Officer of the Company in April 2001.



Item 6.     Selected Financial Data
                                                         Years Ended December 31,
                                        -------------------------------------------------------
                                        2002          2001        2000         1999        1998
                                        ----          ----        ----         ----        ----
                                                  (in thousands, except per share data)
Income Statement Data:
Net sales ..........................   $239,485     $234,322    $283,092     $264,717    $247,371
Cost of sales ......................    180,905      181,356     214,499      196,631     186,931
Restructuring and related charges(1)      3,548        2,290
                                       --------     --------    --------     --------    --------
    Gross profit ...................     55,032       50,676      68,593       68,086      60,440
Selling, general and administrative
  expenses .........................     32,671       30,482      33,656       33,796      32,496
Unusual charge(2) ..................                   2,800
Restructuring and related charges(1)                     733
                                       --------     --------    --------     --------    --------
  Operating income .................     22,361       16,661      34,937       34,290      27,944
Other expense (income), net ........       (219)          47         (82)         388         411
Interest expense ...................      3,090        4,007       4,003        3,478       4,164
                                       --------     --------    --------     --------    --------
  Income before income taxes .......     19,490       12,607      31,016       30,424      23,369
Income taxes .......................      6,919        4,286      11,476       11,211       8,886
                                       --------     --------    --------     --------    --------
  Net income(3) ....................   $ 12,571     $  8,321    $ 19,540     $ 19,213    $ 14,483
                                       ========     ========    ========     ========    ========

Basic Earnings Per Share:
Net income .........................   $   1.90     $   1.26    $   2.76     $   2.70    $   2.07
                                       ========     ========    ========     ========    ========
Weighted average shares(4) .........      6,609        6,610       7,076        7,119       7,008
                                       ========     ========    ========     ========    ========

Diluted Earnings Per Share:
Net income(3) ......................   $   1.85     $   1.21    $   2.63     $   2.47    $   1.82
                                       ========     ========    ========     ========    ========
Weighted average shares(4) .........      6,782        6,900       7,429        7,770       7,963
                                       ========     ========    ========     ========    ========
Balance Sheet and Other Data:
Cash ...............................   $  9,227     $  1,955    $  1,825     $  3,597    $  6,791
Inventories ........................     54,158       49,522      54,423       43,580      46,514
Working capital ....................     62,944       51,271      53,759       38,531      44,408
Total assets .......................    172,485      163,003     179,206      170,522     154,374
Long-term debt including
  current maturities ...............     29,614       37,053      52,169       38,404      43,539
Stockholders' equity(4)(5) .........     99,687       87,294      79,477       79,573      62,368
Capital expenditures(6) ............      1,037        4,172       6,068       25,566       6,680
Stock repurchases:(7)
  Shares ...........................        158           86         869          227         315
  Total cost .......................   $  3,066     $  1,973    $ 19,754     $  4,708    $  5,553

(1) In 2002 and 2001, the Company recorded $3.6 million and $3.0 million respectively, in restructuring and related charges for the closure of its former West End, North Carolina facility. See Note 2 of Notes to Consolidated Financial Statements.
(2) In 2001, the Company recorded a $2.8 million charge to write off amounts due from a major customer. See Note 3 of Notes to Consolidated Financial Statements.
(3) Net income before restructuring and unusual charges was $14.9 million in 2002, or $2.19 per diluted share, and $12.2 million in 2001, or $1.76 per diluted share.
(4) In 2002, the Company issued 49,000 shares to the Stanley Retirement Plan and 103,400 shares in 1998. (5) No dividends have been paid on the Company's common stock during any of the years presented. (6) In 1999, the Company spent $10 million on expansion projects at existing facilities and $15 million to purchase and equip a new facility.
(7) Stock repurchases authorized by the Board of Directors. Approximately $4.9 million remains authorized by the Board of Directors. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto contained elsewhere herein.

Results of Operations

      The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Income:

                                                   For the Years Ended
                                                       December 31,
                                                 -----------------------
                                                  2002     2001     2000
                                                 -----    -----    -----
Net sales ..................................     100.0%   100.0%   100.0%
Cost of sales ..............................      75.5     77.4     75.8
Restructuring and related charges ..........       1.5      1.0
                                                 -----    -----    -----
  Gross profit .............................      23.0     21.6     24.2
Selling, general and administrative expenses      13.6     13.0     11.9
Unusual charge .............................                1.2
Restructuring and related charges ..........                 .3
                                                 -----    -----    -----
  Operating income .........................       9.4      7.1     12.3
Other income, net ..........................        .1                .1
Interest expense ...........................       1.3      1.7      1.4
                                                 -----    -----    -----
  Income before income taxes ...............       8.2      5.4     11.0
Income taxes ...............................       2.9      1.8      4.1
                                                 -----    -----    -----
  Income from operations ...................       5.3%     3.6%     6.9%
                                                 =====    =====    =====


2002 Compared to 2001

      Net sales increased $5.2 million, or 2.2%, for 2002 compared to 2001. The increase was due primarily to higher unit volume.

      Gross profit margin for 2002 increased to 24.5% from 22.6% in 2001, excluding restructuring and related charges. The increase was due primarily to cost savings resulting from closing the Company's former West End, North Carolina facility, offshore sourcing initiatives and lower raw material cost. This improvement was partially offset by lower production levels and higher wage and benefit expenses, primarily increased health care claims and pension expense. The Company expects these trends to continue in 2003.

      Selling, general and administrative expenses for 2002 as a percentage of net sales, excluding restructuring charges, increased to 13.6% from 13.0% for 2001. Selling, general and administrative expenses increased $2.2 million compared to 2001 primarily as a result of the reinstatement of management bonuses due to higher earnings, higher selling expenses related to new product introductions and increased sales. The Company expects increased sourcing activities along with increases in certain marketing and product development costs to increase selling, general and administrative expenses in 2003.

      As a result, operating income (excluding the unusual and restructuring charges) increased to $25.9 million, from $22.5 million in 2001.

      An unusual charge of $1.8 million ($2.8 million pretax) was recorded in 2001 to write off amounts due from a major customer, which declared bankruptcy and closed its stores.

      In December 2001, the Company announced a plan to expand offshore sourcing, realign manufacturing capacity and significantly lower operating costs. Integration of selected imported component parts and finished items in its product line will lower costs, provide design flexibility and offer a better value to customers. This initiative created excess capacity in the Company's manufacturing facilities. Accordingly, the Company decided to close its West End, North Carolina factory and consolidate production from this facility into other Company facilities. In 2002, manufacturing operations at the former West End facility were completely phased out and all closing related activities including the sale of real estate was completed.

      As a result of the West End facility closing, the Company recorded total restructuring and related charges of $6.5 million. In 2002, the Company recorded restructuring and related charges, as a component of cost of sales, of $3.5 million pretax, that included $1.7 million for accelerated depreciation and $1.8 million for other exit costs, including plant operating inefficiencies and severance cost. In 2001, the Company recorded restructuring and related charges of $3.0 million that included $2.0 million in accelerated depreciation and $1.0 million for other exit costs. The restructuring accrual at December 31, 2002 of $450,000 consists of a lease obligation for real estate and severance cost.

      The Company continues to evaluate its manufacturing capacity needs considering increased offshore sourcing, current and anticipated demand for its products, overall market conditions and other factors deemed relevant by management. Further capacity reductions could cause asset impairment or other restructuring charges in the future.

      Interest expense for 2002 decreased due primarily to lower average debt levels.

      The Company's effective income tax rate increased to 35.5% for 2002 from 34.0% in 2001. The lower 2001 percentage was due to lower state income taxes. The Company's effective tax rate is expected to increase to 36.3% in 2003, due to higher state taxes resulting from the phase-out of certain state tax credits.

2001 Compared to 2000

      Net sales decreased $48.8 million, or 17.2%, for 2001 compared to 2000. The decrease was due primarily to lower unit volume in bedroom, dining room, home entertainment and accent tables and to a lesser extent lower unit volume in the Young America(R) youth bedroom. An unusual charge of $1.8 million ($2.8 million pretax) or $.26 per diluted share was recorded in the second quarter of 2001 to write off amounts due from a major customer, which declared bankruptcy and closed its stores. The elimination of shipments to this customer, which represented 7% of sales in 2000 and 2% of sales in 2001, reduced the Company's sales in 2001. During 2001, the Company adjusted production in response to lower demand levels. As a result, total inventories at December 31, 2001, declined $4.9 million compared to the prior year.

      Gross profit margin for 2001 decreased to 22.6% from 24.2% in 2000, excluding restructuring and related charges. The decrease resulted primarily from lower sales and production in 2001. Start-up costs associated with the new home office factory, which began production in March 2000, reduced gross profit in the prior year. Improved performance from this facility partially offset the impact of lower sales and production levels in 2001. Fourth quarter 2001 results also benefited from lower raw material costs, primarily lumber.

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

Financial Condition, Liquidity and Capital Resources

      The Company generated cash from operations of $16.1 million in 2002 compared to $19.8 million in 2001 and $11.8 million in 2000. The decrease in 2002 compared to 2001 is attributable primarily to reduced collections from customers as a majority of the sales increase occurred in the fourth quarter of 2002 and will be collected in the first quarter of 2003. Offsetting this decrease was lower tax payments required during 2002 as overpayments in 2001 were applied to 2002. The increase in 2001 compared to 2000 was attributable primarily to lower tax payments resulting from lower taxable income and lower state taxes. The cash generated from operations in 2002, 2001 and 2000 was used to reduce borrowings, fund capital expenditures and repurchase common stock.

      Net cash used by investing activities was $342,000 in 2002 compared to $4.2 million and $8.7 million in 2001 and 2000, respectively. The Company received net proceeds of $695,000 from the sale of real estate at its former West End, North Carolina facility. The decline in capital expenditures for 2002 is due to the relocation of a significant portion of the machinery and equipment from the West End facility to other Company facilities. Net cash used for capital expenditures in 2000 was $8.8 million, reflecting $2.7 million of prior year capital expenditures included in accounts payable at December 31, 1999 and $6.1 million of capital expenditures in 2000. The expenditures in 2002, 2001 and the remaining expenditures in 2000 were primarily for plant and equipment and other assets in the normal course of business. Capital expenditures in 2003 are anticipated to be approximately $2.0 million.

      Net cash used by financing activities was $8.5 million, $15.4 million and $4.9 million in 2002, 2001 and 2000, respectively. In 2002, cash from operations and proceeds from the exercise of stock options provided cash for senior debt payments, repayment of the revolving credit facility and purchase and retirement of the Company's common stock. In 2001, cash from operations and proceeds from the issuance of $10.0 million in senior notes provided cash for reduction of borrowings under the revolving credit facility, senior debt payments, capital expenditures and purchase and retirement of the Company's common stock. In 2000, cash from operations and borrowings under the revolving credit facility provided cash for the purchase and retirement of the Company's common stock, senior debt payments and capital expenditures.

      During 2002, the Company purchased 158,500 shares of its stock in the open market at an average price of $19.34. At December 31, 2002, approximately $4.9 million remains authorized by the Company's Board of Directors to repurchase shares of the Company's common stock. Consequently, the Company may, from time to time, either directly or through agents, repurchase its common stock in the open market, through negotiated purchases or otherwise, at prices and on terms satisfactory to the Company. Depending on market prices and other conditions relevant to the Company, such purchases may be discontinued at any time. Also in 2002, 85,914 shares of the Company's common stock were surrendered by an executive officer to the Company in payment of a $2.6 million outstanding loan and accrued interest, relating to stock option exercises in 2000.

      On January 28, 2003, the Company's Board of Directors approved a dividend policy of $.20 per share per year, payable quarterly. The aggregate payments for 2003 are expected to be approximately $1.3 million.

      At December 31, 2002, long-term debt including current maturities was $29.6 million. Debt service requirements are $6.9 million in 2003, $7.0 million in 2004, $4.3 million in 2005, and $2.9 million in 2006. In August 2002, the revolving credit facility was amended to decrease available borrowings from $35.0 million to $25.0 million. As of December 31, 2002, approximately $24.2 million of additional borrowings were available under the Company's revolving credit facility and cash on hand was $9.2 million. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.


The following table sets forth the Company's contractual cash obligations and other commercial commitments at December 31, 2002:

                                                   Payment due or commitment expiration
                                                   Less than                         Over
                                            Total    1 year   2-3 years  4-5 years  5 years

Contractual cash obligations:
   Long-term debt ......................   $29,614   $6,914    $11,272    $5,714     $5,714
   Operating leases ....................     1,453      780        607        59          7
                                           -------   -------   -------    ------     ------
      Total contractual cash obligations   $31,067   $7,694    $11,879    $5,773     $5,721
                                           =======   ======    =======    ======     ======

Other commercial commitments:
   Letters of credit ...................   $ 1,051   $1,051
                                           =======   ======

Critical Accounting Policies

Management has chosen accounting policies that are necessary to accurately and fairly report the Company's operational and financial position. Below are the critical accounting policies that involve the most significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

Allowance for doubtful accounts - The Company maintains an allowance for doubtful receivables for estimated losses resulting from the inability of trade customers to make required payments. The Company provides an allowance for specific customer accounts where collection is doubtful and also provides a general allowance for other accounts based on historical collection and write-off experience. Judgment is critical because some customers have experienced financial difficulties. As the financial condition of these customers change, the level of such allowances will be reevaluated.

Inventory valuation - Inventory is valued at the lower of cost or market. Cost for all inventories is determined using the first-in, first-out (FIFO) method. The Company evaluates its inventory to determine excess or slow moving items based on current order activity and projections of future demand. For those items identified, the Company estimates its market value or net sales value based on current trends. An allowance is created for those items having a net sales value less than cost. This process recognizes projected inventory losses when they become evident rather than at the time they are sold.

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

Tax Contingencies - Tax contingencies are recorded to address potential exposures involving tax positions the Company has taken that could be challenged by taxing authorities. These potential exposures result from the varying applications of statutes, rules, regulations and interpretations. The Company's estimate of the value of its tax contingencies contains assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. The ultimate resolution of these matters may be greater or less than the amount that the Company has accrued.

Pension costs - The Company's pension expense is developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are usually updated on an annual basis at the beginning of each year. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension costs may occur in the future due to changes in these assumptions. The key assumptions used in developing 2002 net pension costs were a 7.25% discount rate and a 7.50% expected return on plan assets. These were consistent with the prior year assumptions except that the discount rate was reduced by 35 basis points due to current market conditions. Compared with the prior year, net pension cost increased $349,000, excluding the impact of settlement expense. Net pension cost is projected to increase approximately $425,000 in 2003, excluding the impact of settlement expense, primarily as a result of a reduction in discount rate from 7.25% in 2002 to 6.50% in 2003, a reduction in expected return on plan assets from 7.50% in 2002 to 6.50% in 2003 and increased amortization of unrecognized loss. In establishing its expected return on plan assets assumption, the Company reviews asset allocation considering plan maturity and develops return assumptions based on different asset classes adjusting for plan operating expenses. Actual asset over/under performance compared to expected returns will respectively decrease/increase unrecognized loss. The change in the unrecognized loss will change amortization cost in upcoming periods. A one percentage point change in the expected return assumption in the current year would have resulted in a change in pension expense of approximately $150,000.

The Company does not have transactions or relationships with "special purpose" entities, and the Company does not have any off balance sheet financing other than normal operating leases primarily for showroom and certain technology equipment.

Recent Accounting Pronouncements

      On December 31, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting For Stock-Based Compensation -Transition and Disclosure". SFAS No. 148 provides additional guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS 123, "Accounting For Stock-Based Compensation". The Company has adopted this pronouncement for year ending December 31, 2002.

      In November 2002, FASB issued FASB Interpretation No. 45 (FIN 45) "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies". FIN 45 requires that upon issuances of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company does not anticipate the adoption of FIN 45 will have a material impact on the Company's Consolidated Financial Statements.

      In June 2002, the FASB issued SFAS No. 146,"Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate the adoption of SFAS No. 146 will have a material impact on the Company's Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

      Because the Company's obligation under its revolving credit facility bears interest at a variable rate, the Company is sensitive to changes in prevailing interest rates. A one-percentage point fluctuation in market interest rates would not have had a material impact on earnings in 2002.

Item 8.   Financial Statements and Supplementary Data

      The consolidated financial statements and schedule listed in Items 15(a)(1) and (a)(2) hereof are incorporated herein by reference and are filed as part of this report.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


      None.

                                    PART III

      In accordance with general instruction G(3) of Form 10-K, the information called for by Items 10, 11, 12, and 13 of Part III is incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled for April 16, 2003, except for information concerning the executive officers of the Registrant which is included in Part I of this report under the caption "Executive Officers of the Registrant."

Item 14.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)), based on their evaluation of such controls and procedures conducted within 90 days prior to the date hereof, are effective to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedule and Reports on Form 8-K
          --------------------------------------------------------------

(a)   Documents filed as a part of this Report:

(1) The following consolidated financial statements are included in this report on Form 10-K:

      Report of Independent Accountants

      Consolidated Balance Sheets as of December 31, 2002 and 2001

      Consolidated Statements of Income for each of the three years in the period ended December 31, 2002

      Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 2002

      Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002

      Notes to Consolidated Financial Statements
(2)   Financial Statement Schedule:

      Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2002


(b) The following reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report:

      A report on Form 8-K was filed on December 11, 2002, to announce the election of Jeffrey Scheffer as Chief Executive Officer.

(c)   Exhibits:

3.1 The Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-K (Commission File No. 0-19938) for the year ended December 31,
         1998).

3.2      By-laws of the Registrant as amended.

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





10.1 Employment Agreement made as of January 1, 1991 between Albert L. Prillaman and the Company (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-K
         (Commission File No.0-14938) for the year ended December 31, 1991).(2)

10.2 Lease dated February 23, 1987 between Stanley Interiors Corporation and Southern Furniture Exposition Building, Inc. d/b/a Southern Furniture Market Center (incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1987).

10.3 Lease dated June 30, 1987 between A. Allan McDonald, Virginia Cary McDonald, C. R. McDonald, Dorothy V. McDonald, and Lillian S. McDonald, as lessor, and Stanley Interiors Corporation, as lessee (incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-K (Commission File No. 0-14938) for the year ended December 31,
         1987).

10.4 Supplemental Retirement Plan of Stanley Furniture Company, Inc., as restated effective January 1, 1993. (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-K (Commission File No. 0-14938) for the year ended December 31,
         1993).(2)

10.5 First Amendment to Supplemental Retirement Plan of Stanley Furniture Company, Inc., effective December 31, 1995, adopted December 15, 1995 (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K (Commission File No. 0-14938) for the year ended
         December 31, 1995).(2)

10.6 Stanley Interiors Corporation Deferred Compensation Capital Enhancement Plan, effective January 1, 1986, as amended and restated effective August 1, 1987 (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1(Commission File No. 0-14938), No. 33-7300).(2)

10.7 Split Dollar Insurance Agreement dated as of March 21, 1991 between Albert L. Prillaman and the Registrant (incorporated by reference to Exhibit 10.43 to the Registrant's Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1991).(2)

10.8 Second Amended and Restated Revolving Credit Facility and Term Loan Agreement dated February 15, 1994 (the "Second Amended and Restated Credit Facility") between the Registrant, National Canada Finance Corp., and the National Bank of Canada (incorporated by reference to Exhibit 10.17 to Registrant's Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1994).

10.9 First Amendment to Second Amended and Restated Credit Facility dated as of August 21, 1995 (incorporated by reference to Exhibit 10.14 to Registrant's Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1995).

10.10 1992 Stock Option Plan (incorporated by reference to Registrant's Registration Statement on Form S-8 No. 33-58396).(2)

10.11    1994 Stock Option  Plan.  (incorporated  by reference to Exhibit
         10.18 to the Registrant's Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1994).(2)

10.12    1994 Executive Loan Plan.  (incorporated  by reference to Exhibit
         10.19 to the Registrant's Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1994).(2)


(2) Management contract or compensatory plan

10.13 Employment Agreement dated as of June 1, 1996, between Douglas I. Payne and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended June 30, 1996).(2)

10.14 Amendment No. 1, dated as of October 1, 1996, to the Employment Agreement, dated as of January 1, 1991, between the Registrant and Albert L. Prillaman (incorporated by reference to
         Exhibit 10.4 to the Registrant's  Form 10-Q (Commission File
         No. 0-14938) for the quarter ended September 29, 1996).(2)

10.15 Assignment and Transfer Agreement, dated as of October 8, 1996, between National Canada Finance Corp. and National Bank of Canada relating to the Second Amended and Restated Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended September 29, 1996).

10.16 Second Amendment, dated as of October 14, 1996, to the Second Amended and Restated Revolving Credit Facility (incorporated by reference to
         Exhibit 10.2 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended September 29, 1996).

10.17 Third Amendment, dated as of June 24, 1997, to the Second Amended and Restated Revolving Credit Facility and Term Loan Agreement dated February 15, 1994 between the Registrant, National Canada Finance Corp., and the National Bank of Canada (incorporated by reference to Exhibit 99.4 to the Registrant's Form 8-K (Commission File No. 0-14938) filed July 9, 1997).

10.18 Fourth Amendment, dated February 24, 1998, to the Second Amended and Restated Revolving Credit Facility and Term Loan Agreement dated February 15, 1994 between the Registrant, National Canada Finance Corp., and the National Bank of Canada (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended March 28, 1998).

10.19 Fifth Amendment, dated as of March 10, 1999, to the Second Amended and Restated Revolving Credit Facility and Term Loan Agreement dated February 15, 1994 among the Registrant, National Canada Finance Corp., and the National Bank of Canada (incorporated by reference to Exhibit
         10.1 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended March 27, 1999).

10.20 Sixth Amendment, dated March 30, 2000, to the Second Amended and Restated Revolving Credit Facility and Term Loan Agreement dated February 15, 1994, among the Registrant, National Bank of Canada (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended April 1,
         2001).

10.21 Seventh Amendment, dated as of March 31, 2000, to the Second Amended and Restated Revolving Credit Facility and Term Loan Agreement dated February 15, 1994, among the Registrant, National Bank of Canada (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended April 1,
         2000).

10.22 2000 Incentive Compensation Plan (incorporate by reference to Exhibit A to the Registrant's Proxy
         Statement (Commission File No. 0-14938) for the special meeting of stockholders held on August 24, 2000). (2)

10.23 Amendment No. 2 to The Stanley Furniture Company, Inc. 1992 Stock Option Plan dated as of July 1, 2000 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended September 1, 2000). (2)



(2) Management contract or compensatory plan

10.24 Amendment No. 1 to The Stanley Furniture Company, Inc. 1994 Stock Option Plan dated as of July 1, 2000 (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended September 1, 2000).(2)

10.25 Employment Agreement made as of April 9, 2001 between Jeffrey R. Scheffer and the Registrant (incorporated by reference to Exhibit
         10.1 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended June 30, 2001). (2)

10.26 Option Agreement, dated April 30, 2001, between the Registrant and Jeffery R. Scheffer (incorporated by reference to Exhibit
         10.1 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended September 29, 2001). (2)

10.27 Eighth Amendment, dated as of December 18, 2001, to the Second Amended and Restated Revolving Credit Facility and Term Loan Agreement dated February 15, 1994, between the Registrant and the National Bank of Canada (incorporated by reference to Exhibit 10.31 to the Registrant's Form 10-K (Commission File No. 0-14938) filed February 19, 2002).

10.28 Employment Agreement, dated May 2, 2002, between the Registrant and William A. Sibbick, J (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended July 16, 2002). (2)

10.29 Employment Agreement, dated May 2, 2002, between the Registrant and Kelly S. Cain (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended July 16, 2002). (2)

10.30 Agreement, dated April 25, 2002, between Stanley Furniture Company, Inc. and Albert L. Prillaman (incorporated by reference to Exhibit
         99.2 to the Registrant's Form 8-K (Commission File No. 0-14938) filed on April 25, 2002). (2)

10.31 Ninth Amendment, dated August 16, 2002, to the second amended and restated revolving credit facility dated February 15, 1994, between the Registrant and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended October 15, 2002).

10.32 Tenth Amendment dated November 1, 2002, to the Second Amended and Restated Revolving Credit Facility and Term Loan Agreement dated February 15, 1994, between the Registrant and PNC Bank, successor in interest to National Bank of Canada. (1)

10.33 Second Amendment to Supplemental Retirement Plan of Stanley Furniture Company, Inc. effective January 1, 2002. (1) (2)





------------------------------------
(1) Filed herewith
(2) Management contract or compensatory plan




21       List of Subsidiaries(1)

23       Consent of PricewaterhouseCoopers LLP(1)

99.1 Certification of Jeffrey R. Scheffer, Chief Executive Officer of the Company, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (1)

99.2 Certification of Douglas I. Payne, Chief Financial Officer of the Company, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (1)

------------------------------------
(1) Filed herewith

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  STANLEY FURNITURE COMPANY, INC.

February 13, 2003                 By: /s/Jeffrey R. Scheffer
                                      ----------------------
                                      Jeffrey R. Scheffer
                                      President, and
                                      Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                       Title                       Date

/s/Albert L. Prillaman        Chairman and Director            February 13, 2003
---------------------------
(Albert L. Prillaman)

/s/Jeffrey R. Scheffer        President and Chief Executive    February 13, 2003
---------------------------   Officer and Director
(Jeffrey R. Scheffer)         (Principal Executive Officer)


/s/Douglas I. Payne           Executive Vice President -       February 13, 2003
---------------------------   Finance and Administration and
(Douglas I. Payne)            Secretary (Principal Financial
                              and Accounting Officer)


/s/Robert G. Culp, III        Director                         February 13, 2003
---------------------------
(Robert G. Culp, III)

/s/David V. Harkins           Director                         February 13, 2003
---------------------------
(David V. Harkins)

/s/Edward J. Mack             Director                         February 13, 2003
---------------------------
(Edward J. Mack)

/s/Thomas L. Millner          Director                         February 13, 2003
---------------------------
(Thomas L. Millner)

/s/T. Scott McIlhenny, Jr.    Director                         February 13, 2003
---------------------------
(T. Scott McIlhenny, Jr.)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffrey R. Scheffer, certify that:

1. I have reviewed this annual report on Form 10-K of Stanley Furniture Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  February 13, 2003        /s/ Jeffrey R. Scheffer
                               -----------------------
                               Jeffrey R. Scheffer
                               Chief Executive Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Douglas I. Payne, certify that:

1. I have reviewed this annual report on Form 10-K of Stanley Furniture Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      February 13, 2003          /s/ Douglas I. Payne
                                      --------------------
                                      Douglas I. Payne
                                      Chief Financial Officer

                         STANLEY FURNITURE COMPANY, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2002
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE



Consolidated Financial Statements                                           Page


Report of Independent Accountants...................................         F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001........         F-3

Consolidated Statements of Income for each of the three years in
  the period ended December 31, 2002................................         F-4

Consolidated Statements of Changes in Stockholders' Equity for each
  of the three years in the period ended December 31, 2002..........         F-5

Consolidated Statements of Cash Flows for each of the three years in
  the period ended December 31, 2002................................         F-6

Notes to Consolidated Financial Statements..........................         F-7


Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts for each of the
  three years in the period ended December 31, 2002.................         S-1

                        Report of Independent Accountants


To the Board of Directors and Stockholders of Stanley Furniture Company, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 16 present fairly, in all material respects, the financial position of Stanley Furniture Company, Inc. and its subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) on page 16 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 6 to the consolidated financial statements, the Company changed its accounting policy for goodwill amortization during 2002.





Greensboro, North Carolina
January 25, 2003



                         STANLEY FURNITURE COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                                                   December 31,
                                                                2002         2001
                                                              --------     --------
ASSETS
Current assets:
  Cash ....................................................   $  9,227     $  1,955
  Accounts receivable, less allowances of $2,633 and $2,024     27,832       23,862
  Inventories:
    Finished goods ........................................     35,537       31,287
    Work-in-process .......................................      6,922        7,833
    Raw materials .........................................     11,699       10,402
                                                              --------     --------
      Total inventories ...................................     54,158       49,522

  Prepaid expenses and other current assets ...............      1,311        2,354
  Deferred income taxes ...................................      2,876        3,153
                                                              --------     --------
    Total current assets ..................................     95,404       80,846

Property, plant and equipment, net ........................     59,539       66,708
Goodwill ..................................................      9,072        9,072
Other assets ..............................................      8,470        6,377
                                                              --------     --------
    Total assets ..........................................   $172,485     $163,003
                                                              ========     ========

LIABILITIES
Current liabilities:
  Current maturities of long-term debt ....................   $  6,914     $  6,839
  Accounts payable ........................................     13,386       11,841
  Accrued salaries, wages and benefits ....................      9,781        9,060
  Other accrued expenses ..................................      2,379        1,835
                                                              --------     --------
    Total current liabilities .............................     32,460       29,575

Long-term debt, exclusive of current maturities ...........     22,700       30,214
Deferred income taxes .....................................     13,084       11,251
Other long-term liabilities ...............................      4,554        4,669
                                                              --------     --------
  Total liabilities .......................................     72,798       75,709
                                                              --------     --------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 10,000,000 shares authorized,
6,568,717 and 6,643,388 shares issued and outstanding .....        131          133
Capital in excess of par value ............................     14,773       17,537
Retained earnings .........................................     84,799       72,228
Stock option loans ........................................        (16)      (2,604)
                                                              --------     --------
  Total stockholders' equity ..............................     99,687       87,294
                                                              --------     --------
     Total liabilities and stockholders' equity ...........   $172,485     $163,003
                                                              ========     ========

                     The accompanying notes are an integral
                       part of the consolidated financial
                                   statements.



                         STANLEY FURNITURE COMPANY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                      For the Years Ended
                                                          December 31,
                                               ---------------------------------
                                                 2002         2001        2000
                                               --------     --------    --------

Net sales ..................................   $239,485     $234,322    $283,092

Cost of sales ..............................    180,905      181,356     214,499
Restructuring and related charges (Note 2) .      3,548        2,290
                                               --------     --------    --------

  Gross profit .............................     55,032       50,676      68,593

Selling, general and administrative expenses     32,671       30,482      33,656
Unusual charge (Note 3) ....................                   2,800
Restructuring and related charges (Note 2) .                     733
                                               --------     --------    --------

  Operating income .........................     22,361       16,661      34,937

Other expense (income), net ................       (219)          47         (82)
Interest expense ...........................      3,090        4,007       4,003
                                               --------     --------    --------

  Income before income taxes ...............     19,490       12,607      31,016

Income taxes ...............................      6,919        4,286      11,476
                                               --------     --------    --------

  Net income ...............................   $ 12,571     $  8,321    $ 19,540
                                               ========     ========    ========

Earnings per share:

  Basic ....................................   $   1.90     $   1.26    $   2.76
                                               ========     ========    ========
  Diluted ..................................   $   1.85     $   1.21    $   2.63
                                               ========     ========    ========

Weighted average shares outstanding:

  Basic ....................................      6,609        6,610       7,076
                                               ========     ========    ========
  Diluted ..................................      6,782        6,900       7,429
                                               ========     ========    ========







                     The accompanying notes are an integral
                       part of the consolidated financial
                                   statements.



                         STANLEY FURNITURE COMPANY, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
        For each of the three years in the period ended December 31, 2002
                                 (in thousands)


                                                                          Capital in               Stock
                                                         Common Stock      Excess of   Retained    Option
                                                         ------------
                                                        Shares   Amount    Par Value   Earnings    Loans
Balance at January 1, 2000 .........................    7,114     $142      $35,064    $44,367

Purchase and retirement of stock ...................     (870)     (17)     (19,737)

Exercise of stock options ..........................      352        7        2,833               $(3,078)

Stock option loan payments .........................                                                  356

Net income .........................................                                    19,540
                                                        -----     ----      -------    -------    -------

  Balance at December 31, 2000 .....................    6,596      132       18,160     63,907     (2,722)

Purchase and retirement of stock ...................      (86)      (2)      (1,971)

Exercise of stock options ..........................      133        3        1,348                   (16)

Stock option loan payments .........................                                                  134

Net income .........................................                                     8,321
                                                        -----     ----      -------    -------    -------

  Balance at December 31, 2001 .....................    6,643      133       17,537     72,228     (2,604)

Purchase and retirement of stock ...................     (158)      (2)      (3,064)

Issuance of stock to Stanley Retirement Plan........       49        1        1,179

Exercise of stock options ..........................      121        2        2,070                   (72)

Stock option loan payments .........................      (86)      (3)      (2,949)                2,660

Net income .........................................                                    12,571
                                                        -----     ----      -------    -------    -------

  Balance at December 31, 2002 .....................    6,569     $131      $14,773    $84,799    $   (16)
                                                        =====     ====      =======    =======    =======







               The accompanying notes are an integral part of the
                       consolidated financial statements.



                         STANLEY FURNITURE COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                       For the Years Ended
                                                           December 31,
                                                 -------------------------------
                                                 2002          2001         2000
                                                 ----          ----         ----
Cash flows from operating activities:

  Cash received from customers ..............   $235,017     $241,273     $281,949
  Cash paid to suppliers and employees ......   (213,794)    (212,169)    (255,058)
  Interest paid, net ........................     (3,155)      (4,011)      (4,013)
  Income taxes paid, net ....................     (1,949)      (5,290)     (11,033)
                                                --------     --------     --------

    Net cash provided by operating activities     16,119       19,803       11,845
                                                --------     --------     --------

Cash flows from investing activities:

  Capital expenditures ......................     (1,037)      (4,172)      (8,768)
  Other, net ................................        695          (71)          42
                                                --------     --------     --------

    Net cash used by investing activities ...       (342)      (4,243)      (8,726)
                                                --------     --------     --------

Cash flows from financing activities:

  Purchase and retirement of common stock ...     (3,066)      (1,973)     (19,754)
  Issuance of senior notes ..................                  10,000
  Repayment of senior notes .................     (6,839)      (6,715)      (5,236)
  Proceeds from (repayment of) revolving
    credit facility, net ....................       (600)     (18,401)      19,001
  Proceeds from exercise of stock options ...      1,205          940          459
  Other, net ................................        795          719          639
                                                --------     --------     --------

    Net cash used by financing activities ...     (8,505)     (15,430)      (4,891)
                                                --------     --------     --------

Net increase (decrease) in cash .............      7,272          130       (1,772)
Cash at beginning of year ...................      1,955        1,825        3,597
                                                --------     --------     --------

  Cash at end of year .......................   $  9,227     $  1,955     $  1,825
                                                ========     ========     ========





                     The accompanying notes are an integral
                       part of the consolidated financial
                                   statements.

                         STANLEY FURNITURE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Organization and Basis of Presentation
      The consolidated financial statements include Stanley Furniture Company, Inc. (the "Company") and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company is a leading designer and manufacturer of wood furniture exclusively targeted at the upper-medium price range of the residential market.

      The Company operates in one business segment. Substantially all revenues result from the sale of residential furniture products. Substantially all of the Company's trade accounts receivable are due from retailers in this market, which consists of a large number of entities with a broad geographical dispersion.

Revenue Recognition
      Revenue is recognized at the time risks and rewards of ownership transfer to the buyer.

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

Capitalized Software Cost
      The Company amortizes certain purchased computer software costs using the straight-line method over the economic lives of the related products not to exceed five years. Unamortized cost at December 31, 2002 and 2001 was $237,000 and $439,000, respectively.

Income Taxes
      Deferred income taxes are determined based on the difference between the consolidated financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax expense represents the change in the deferred tax asset/liability balance. Income tax credits are reported as a reduction of income tax expense in the year in which the credits are generated. The Company currently provides for income tax contingencies.

Fair Value of Financial Instruments
      The fair value of the Company's long-term debt is estimated using discounted cash flow analysis based on the incremental borrowing rates currently available to the Company for loans with similar terms and maturities. At December 31, 2002, the fair value approximated the carrying amount. The fair value of trade receivables, trade payables and letters of credit approximate the carrying amount because of the short maturity of these instruments.

Pension Plans
      The Company's funding policy is to contribute to all qualified plans annually an amount equal to the normal cost and a portion of the unfunded liability, but not to exceed the maximum amount that can be deducted for federal income tax purposes.

                         STANLEY FURNITURE COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Summary of Significant Accounting Policies (continued)

Earnings per Common Share
      Basic earnings per share is computed based on the average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method.

Stock Options
      The Company applies Accounting Principles Board Opinion No. 25 in accounting for stock options and discloses the fair value of options granted as permitted by Statement of Financial Accounting Standards No. 123. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the common stock at date of grant.

      The estimated per share weighted-average fair value of stock options granted during 2002, 2001 and 2000 was $14.36, $14.70 and $15.86, respectively, on the date of grant. A risk-free interest rate of 4.0%, 5.1% and 5.0% for 2002, 2001 and 2000, respectively, and a 50% volatility rate with an expected life of 10 years was assumed in estimating the fair value for all three years.

      The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon the estimated fair value (in thousands, except per share data):


                                             2002       2001      2000
                                            ------     ------    ------
Net income as reported ..................   $12,571   $ 8,321   $19,540
Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects ............     1,783     1,940       879
                                            -------   -------   -------

  Pro forma net income ..................   $10,788   $ 6,381   $18,661
                                            =======   =======   =======

Earnings per share:
  Basic - as reported ...................   $  1.90   $  1.26   $  2.76
                                            =======   =======   =======
  Basic - pro forma .....................   $  1.63   $  0.97   $  2.64
                                            =======   =======   =======

  Diluted - as reported .................   $  1.85   $  1.21   $  2.63
                                            =======   =======   =======
  Diluted - pro forma ...................   $  1.60   $  0.93   $  2.52
                                            =======   =======   =======

Use of Estimates
      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Changes in such estimates may affect amounts reported in future periods.

                         STANLEY FURNITURE COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Restructuring and Related Charges

The Company approved a plan in the fourth quarter of 2001 to close its former West End, North Carolina facility and consolidate production from this facility into other Company facilities as a result of excess capacity created by expanded offshore sourcing. Manufacturing operations were phased out during the first half of 2002, including the sale of real estate. As a result of the above, the Company recorded net restructuring and related charges of $3.5 million in 2002 and $3.0 million in 2001. The restructuring accrual at December 31, 2002, consists of a lease obligation and severance cost.

The following summarizes the 2002 and 2001 restructuring and related charges (in thousands):

                                   2001                                  2002
                         ----------------------------  -------------------------------------
                                              Reserve                      Total     Reserve
                          Total   Non-cash    Balance   Total   Non-cash    Cash     Balance
                         Charges   Charges   12/31/01  Charges   Charges  Payments  12/31/02
Inventory write-down .   $  300    $  300
Increased depreciation
  due to shorter lives    1,990     1,990              $1,755    $1,755
Other exit costs .....      733               $733      1,793              $2,076     $450
                         ------    ------     ----     ------    ------    ------     ----
  Total ..............   $3,023    $2,290     $733     $3,548    $1,755    $2,076     $450
                         ======    ======     ====     ======    ======    ======     ====

3.    Unusual Charge

      An unusual charge of $1.8 million ($2.8 million pretax) or $.26 per diluted share was recorded in the second quarter of 2001 to write off amounts due from a major customer, which declared bankruptcy and closed its stores.

4.    Property, Plant and Equipment

                                          Depreciable
                                             lives       (in thousands)
                                          (in years)    2002        2001
                                           --------     ----        ----
Land and buildings .....................   20 to 50   $ 38,237   $ 42,763
Machinery and equipment ................    5 to 12     74,204     79,139
Office furniture and equipment .........    3 to 10      1,710      1,829
                                                      --------   --------
  Property, plant and equipment, at cost               114,151    123,731
Less accumulated depreciation ..........                54,612     57,023
                                                      --------   --------
  Property, plant and equipment, net ...              $ 59,539   $ 66,708
                                                      ========   ========


                         STANLEY FURNITURE COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    Debt

                                                      (in thousands)
                                                      2002      2001
                                                      ----      ----
7.28% Senior notes due March 15, 2004 ...........   $ 8,571   $12,857
7.57% Senior note due June 30, 2005 .............     3,900     5,025
7.43% Senior notes due November 18, 2007 ........     7,143     8,571
6.94% Senior notes due May, 2011 ................    10,000    10,000
Revolving credit facility .......................                 600
                                                    -------   -------
  Total .........................................    29,614    37,053
Less current maturities .........................     6,914     6,839
                                                    -------   -------
  Long-term debt, exclusive of current maturities   $22,700   $30,214
                                                    =======   =======


      In August 2002, the revolving credit facility was amended to decrease available borrowings from $35.0 million to $25.0 million through August 2003, automatically renewable thereafter for one year periods unless terminated by either party. Interest under the facility is payable monthly at prime (4.25% on December 31, 2002) or, at the Company's option, the reserve adjusted LIBOR plus ..75% per annum (1.38% on December 31, 2002). The Company utilizes letters of credit to collateralize certain insurance policies and inventory purchases. Outstanding letters of credit at December 31, 2002, were $1.1 million. At December 31, 2002, $24.2 million of additional borrowings were available under the revolving credit facility, after adjusting for a $780,000 letter of credit.

      The above loan agreements require the Company to maintain certain financial covenants. The Company's ability to pay dividends with respect to its common stock and to repurchase its common stock is restricted to $25.0 million plus 50% of the Company's consolidated net earnings, adjusted for net cash proceeds received by the Company from the sale of its stock and the amount of payments for redemption, purchase or other acquisition of its capital stock, subsequent to January 1, 1999. At December 31, 2002, these covenants limit funds available to pay dividends and repurchase the Company's common stock to $29.4 million.

      Annual debt service requirements are $6.9 million in 2003, $7.0 million in 2004, $4.3 million in 2005, $2.9 million in 2006 and $2.9 million in 2007.

                         STANLEY FURNITURE COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, ("SFAS 142"), "Goodwill and Other Intangible Assets". In accordance with SFAS 142, the Company discontinued goodwill amortization and tested goodwill of $9.1 million for impairment as of January 1, 2002 and December 31, 2002 determining that no impairment loss was necessary. The Company will continue to test goodwill for impairment at least annually. The following table presents net income on a comparable basis, after adjustment for goodwill amortization (in thousands, except per share amounts):

                                         2002     2001     2000
                                        ------   ------   ------
Net income:
  As reported ......................   $12,571   $8,321   $19,540
  Goodwill amortization (net of tax)                336       336
                                       -------   ------   -------
    Adjusted net income ............   $12,571   $8,657   $19,876
                                       =======   ======   =======

Basic earnings per share:
  As reported ......................   $  1.90   $ 1.26   $  2.76
                                       =======   ======   =======
  As adjusted ......................   $  1.90   $ 1.31   $  2.81
                                       =======   ======   =======

Diluted earnings per share:
  As reported ......................   $  1.85   $ 1.21   $  2.63
                                       =======   ======   =======
  As adjusted ......................   $  1.85   $ 1.25   $  2.68
                                       =======   ======   =======

7.    Income Taxes

      The provision for income taxes consists of (in thousands):

                              2002       2001         2000
                              ----       ----         ----
Current:
  Federal ................   $4,515     $3,980      $10,623
  State ..................      294        554        1,116
                             ------     ------      -------
    Total current ........    4,809      4,534       11,739
                             ------     ------      -------
Deferred:
  Federal ................    1,973       (228)        (233)
  State ..................      137        (20)         (30)
                             ------     ------      -------
    Total deferred .......    2,110       (248)        (263)
                             ------     ------      -------
      Income taxes .......   $6,919     $4,286      $11,476
                             ======     ======      =======

                         STANLEY FURNITURE COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.    Income Taxes (continued)

      A reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate follows:

                                           2002     2001     2000
                                           ----     ----     ----
Federal statutory rate ...............     35.0%    35.0%    35.0%
State tax, net of federal benefit ....      2.8      2.1      3.0
State tax credits and adjustments ....     (1.6)    (2.7)     (.7)
Goodwill .............................                .9       .4
Life insurance .......................     (1.1)    (1.5)     (.6)
Other, net ...........................       .4       .2      (.1)
                                           ----     ----     ----
  Effective income tax rate ..........     35.5%    34.0%    37.0%
                                           ====     ====     ====

      The income tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31 follow (in thousands):

                                                  2002       2001
                                                  ----       ----
Current deferred tax assets (liabilities):
  Accounts receivable .......................   $ 1,007    $   774
  Inventory .................................       (31)       110
  Employee benefits .........................     1,721      2,247
  Other accrued expenses ....................       179         22
                                                -------    -------
    Net current deferred tax asset ..........   $ 2,876    $ 3,153
                                                =======    =======

Noncurrent deferred tax liabilities:
  Property, plant and equipment .............   $11,687    $10,241
  Employee benefits .........................     1,397      1,010
                                                -------    -------
    Net noncurrent deferred tax liability ...   $13,084    $11,251
                                                =======    =======

8.    Stockholders' Equity

        The Company used $3.1 million of cash to purchase 158,500 shares of its stock on the open market at an average price of $19.34 in 2002. For the three years ending December 31, 2002, the Company has used $24.8 million of cash to purchase 1.1 million shares of its common stock on the open market at an average price of $22.26. At December 31, 2002, approximately $4.9 million remains under the current Board of Directors authorization to repurchase shares of the Company's common stock.

      In 2002, the Company contributed 49,000 shares of its common stock, with a fair value of $1.2 million, to the Stanley Retirement Plan.

      During 2002, approximately 86,000 shares of the Company's common stock was surrendered by an executive officer to the Company in payment of a $2.6 million outstanding loan plus accrued interest. As of December 31, 2002, approximately $16,000 in stock option loans are outstanding, none of which are loans to executive officers of the Company.

      On January 28, 2003, the Company's Board of Directors approved a dividend policy of $.20 per share per year, payable quarterly. The aggregate payments for 2003 are expected to be approximately $1.3 million.

                         STANLEY FURNITURE COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    Stockholders' Equity (continued)

      In addition to its common stock, the Company's authorized capital includes 1,000,000 shares of "blank check" preferred stock. None was outstanding during the three years ended December 31, 2002. The Board of Directors is authorized to issue such stock in series and to fix the designation, powers, preferences, rights, limitations and restrictions with respect to any series of such shares. Such "blank check" preferred stock may rank prior to common stock as to dividend rights, liquidation preferences or both, may have full or limited voting rights and may be convertible into shares of common stock.

      Basic and diluted earnings per share are calculated using the following share data (in thousands):

                                          2002     2001    2000
                                          ----     ----    ----
Weighted average shares outstanding
    for basic calculation .............   6,609   6,610   7,076
Effect of stock options ...............     173     290     353
                                          -----   -----   -----
    Weighted average shares outstanding
         for diluted calculation ......   6,782   6,900   7,429
                                          =====   =====   =====

9.  Employee Stock Plans

      The Company's stock option plans provide for the granting of stock options up to an aggregate of 2,500,000 shares of common stock to key employees. The exercise price may not be less than the fair market value of the Company's common stock on the grant date. Granted options generally vest 20% annually. At December 31, 2002, 185,002 shares were available for grant.

Activity for the three years ended December 31, 2002 follows:

                                           Number   Weighted-Average
                                         of shares   Exercise Price
Outstanding at January 1, 2000 .....      763,816       $ 5.82
  Lapsed ...........................       (5,000)       18.75
  Exercised ........................     (352,352)        4.98
  Granted ..........................      400,000        24.88
                                        ---------

Outstanding at December 31, 2000 ...      806,464        15.56
  Lapsed ...........................      (13,000)       26.03
  Exercised ........................     (132,952)        6.19
  Granted ..........................      550,000        27.88
                                        ---------

Outstanding at December 31, 2001 ...    1,210,512        22.07
  Lapsed ...........................      (62,000)       26.18
  Exercised ........................     (120,756)        9.88
  Granted ..........................       45,000        26.48
                                        ---------
Outstanding at December 31, 2002 ...    1,072,756       $20.73
                                        =========

                         STANLEY FURNITURE COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  Employee Stock Plans (continued)

      Summarized information regarding stock options outstanding and exercisable at December 31, 2002 follows:


                                    Outstanding                         Exercisable
                        -----------------------------------        ---------------------
    Range of                           Average      Average                      Average
 Exercise Price            Shares       Life         Price          Shares        Price
 --------------         ----------     ------       -------        -------       -------
   Up to $10              157,156        2.9        $ 5.09         157,156       $ 5.09
  $10 to $20               15,600        6.2         18.53          10,320        18.34
  $20 to $35              900,000        8.7         26.67         364,000        26.77
                        ---------        ---        ------         -------      -------
                        1,072,756        7.8        $23.39         531,476       $20.20
                        =========        ===        ======         =======       ======

10.   Employee Benefit Plans

Defined Contribution Plan

      The Company maintains a defined contribution plan covering substantially all of its employees and makes discretionary matching and profit sharing contributions. The total plan cost, including employer contributions, was $1.4 million in 2002, $1.5 million in 2001 and $1.6 million in 2000.

Pension Plans

      Benefits do not accrue under the Company's pension plans after 1995. The financial status of the plans at December 31 follows (in thousands):

                                                      2002                  2001
                                              -------------------    ------------------
                                               Stanley    Supple-    Stanley    Supple-
                                             Retirement   mental    Retirement  mental
                                                Plan        Plan      Plan       Plan
                                              --------    -------    -------    -------
Change in benefit obligation:
   Beginning benefit obligation ............   $14,722    $ 1,499    $14,407    $ 1,541
   Interest cost ...........................     1,042        110      1,091        104
   Actuarial loss (gain) ...................     1,692        202        675       (104)
   Benefits paid ...........................    (3,126)       (61)    (1,853)       (42)
   Settlement cost .........................       585                   402
                                               -------    -------    -------    -------
       Ending benefit obligation ...........    14,915      1,750     14,722      1,499
                                               -------    -------    -------    -------
Change in plan assets:
   Beginning fair value of plan assets .....    15,423                16,558
   Actual return on plan assets ............    (1,598)                  718
   Employer contributions ..................     4,250         61                    42
   Benefits paid ...........................    (3,126)       (61)    (1,853)       (42)
                                               -------    -------    -------    -------
       Ending fair value of plan assets ....    14,949                15,423
                                               -------    -------    -------    -------
Funded status ..............................        34     (1,750)       701     (1,499)
Unrecognized loss (gain) ...................     7,658                 4,444
                                               -------    -------    -------    -------
    Prepaid (accrued) pension costs ........   $ 7,692    $(1,750)   $ 5,145    $(1,499)
                                               =======    =======    =======    =======

                         STANLEY FURNITURE COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.   Employee Benefit Plans (continued)

      The Company made contributions totaling $4.3 million to the Stanley Retirement Plan during 2002. The contributions included $1.2 million in Company stock. At December 31, 2002, and 2001, the Stanley Retirement Plan assets included Company stock with a fair value of $1.2 million and $580,000, respectively.

Components of pension cost follow (in thousands):

                                       2002       2001       2000
                                       ----       ----       ----
Interest cost ....................   $ 1,152    $ 1,195    $ 1,231
Expected return on plan assets ...    (1,117)    (1,247)    (1,334)
Net amortization and deferral ....       307         45         57
                                     -------    -------    -------
   Net (credit) cost .............       342         (7)       (46)
Settlement expense ...............     1,674        468        492
                                     -------    -------    -------
   Total expense .................   $ 2,016    $   461    $   446
                                     =======    =======    =======


The assumptions used to determine the plans' financial status and pension cost were:

                                                  2002         2001         2000
                                                  ----         ----         ----
Discount rate for funded status.............      6.50%        7.25%        7.60%
Discount rate for pension cost..............      7.25%        7.60%        8.00%
Return on assets............................      7.50%        7.50%        7.50%

Postretirement Benefits Other Than Pensions

      The Company provides health care benefits to eligible retired employees between the ages of 55 and 65 and provides life insurance benefits to eligible retired employees from age 55 until death. The plan's financial status at December 31 follows (in thousands):

                                                 2002       2001
                                                ------     ------
Change in benefit obligation:
  Beginning benefit obligation ..............   $3,026     $3,152
  Service cost ..............................       48         40
  Interest cost .............................      211        222
  Actuarial loss ............................      276
  Plan participants' contributions ..........      187        149
  Benefits paid .............................     (611)      (537)
                                                ------     ------
      Ending benefit obligation .............    3,137      3,026
                                                ------     ------
Change in plan assets:
  Beginning fair value of plan assets
  Employer contributions ....................      424        388
  Plan participants' contributions ..........      187        149
  Benefits paid .............................     (611)      (537)
                                                ------     ------
      Ending fair value of plan assets
                                                ------     ------
Funded status ...............................   (3,137)    (3,026)
Unrecognized net loss .......................    1,087        858
Unrecognized transition obligation ..........    1,304      1,434
                                                ------     ------
  Accrued benefit cost ......................   $ (746)    $ (734)
                                                ======     ======

                         STANLEY FURNITURE COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.   Employee Benefit Plans (continued)

      Components of net periodic postretirement benefit cost were (in thousands):

                                                       2002     2001     2000
                                                       ----     ----     ----
Service cost .....................................     $ 48     $ 40     $ 51
Interest cost ....................................      211      222      234
Amortization of transition obligation ............      130      130      130
Amortization and deferral ........................       47       40       25
                                                       ----     ----     ----
      Net periodic postretirement benefit cost ...     $436     $432     $440
                                                       ====     ====     ====

      The weighted-average discount rates used in determining the actuarial present value of the projected benefit obligation were 6.50% in 2002, 7.25% in 2001 and 7.60% in 2000. The rate of increase in future health care benefit cost used in determining the obligation for 2002 was 10.0% gradually decreasing to 5.0% beginning in 2011, for 2001 was 11.0% gradually decreasing to 5.0% beginning in 2011 and for 2000 was 7.5% gradually decreasing to 5.5% beginning in 2004.

      An increase or decrease in the assumed health care cost trend rate of one percentage point in each future year would affect the accumulated postretirement benefit obligation at December 31, 2002, by approximately $80,000 and the annual postretirement benefit cost by approximately $12,000.

Deferred Compensation

      The Company has a deferred compensation plan, funded with life insurance policies, which permits certain management employees to defer portions of their compensation and earn a fixed rate of return. The accrued liabilities relating to this plan of $1.6 million at December 31, 2002 and $1.5 million at December 31, 2001 are included in accrued salaries, wages and benefits and other long-term liabilities. The cash surrender value, net of policy loans, is included in other assets. Policy loan interest of $789,000, $703,000 and $616,000 was charged to interest expense in 2002, 2001 and 2000 respectively.

11.   Commitments and Contingencies

      The Company leases showroom space and certain technology equipment. Rental expenses charged to operations were $1.2 million, $1.4 million and $1.6 million in 2002, 2001 and 2000, respectively. Future minimum lease payments are approximately as follows: 2003 - $780,000; 2004 - $607,000; 2005 - $59,000; 2006
- $7,000 and 2007 - $0.

      In the normal course of business, the Company is involved in claims and lawsuits, none of which currently, in management's opinion, will have a material adverse affect on the Company's Consolidated Financial Statements.

                         STANLEY FURNITURE COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.    Supplemental Cash Flow Information

                                                            (in thousands)
                                                     2002        2001         2000
                                                     ----        ----         ----
Net income .....................................   $12,571     $ 8,321     $ 19,540
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation ................................     5,724       5,900        7,546
   Amortization ................................       214         565          595
   Unusual charge ..............................                 2,800
   Restructuring charge ........................     1,755       1,990
   Deferred income taxes .......................     2,110        (248)        (263)
   Other, net ..................................        34          29           86
   Changes in assets and liabilities:
     Accounts receivable .......................    (3,970)      6,563       (1,091)
     Inventories ...............................    (4,636)      4,600      (10,842)
     Prepaid expenses and other current assets .      (418)     (2,300)      (1,852)
     Accounts payable ..........................     1,545      (7,666)      (3,629)
     Accrued salaries, wages and benefits ......       721      (1,719)        (999)
     Other accrued expenses ....................       544       1,313          564
     Other assets ..............................        40          49           27
     Other long-term liabilities ...............      (115)       (394)       2,163
                                                   -------     -------     --------
       Net cash provided by operating activities   $16,119     $19,803     $ 11,845
                                                   =======     =======     ========

13.    Quarterly Results of Operations (Unaudited)

                                    (in thousands, except per share data)
      2002 Quarters:            First       Second       Third       Fourth
                                -----       ------       -----       ------
      Net sales ...........   $59,574      $55,268      $61,338      $63,305
      Gross profit ........    11,563(1)    12,621(2)    15,161(3)    15,687
      Net income ..........     1,867(1)     2,615(2)     4,139(3)     3,950
      Net income per share:
         Basic ............   $   .28(1)   $   .39(2)   $   .63(3)   $   .60
         Diluted ..........       .27(1)       .37(2)       .62(3)   $   .59

      2001 Quarters:
      Net sales ...........   $65,109      $52,856      $60,007      $56,350
      Gross profit ........    15,273       12,252       13,812        9,339(5)
      Net income ..........     4,066          835(4)     3,236          184(5)
Net income per share:
         Basic ............   $   .62      $   .13(4)   $   .49      $   .03(5)
         Diluted ..........       .59          .12(4)       .47          .03(5)



    (1) Includes restructuring and related charges of $2.9 million pretax ($1.9 million net of taxes or $.27 per diluted share) for closure of a manufacturing facility. See Note 2.
    (2) Includes restructuring and related charges of $852,000 pretax ($549,000 net of taxes or $.08 per diluted share) for closure of a manufacturing facility. See Note 2.

                         STANLEY FURNITURE COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.       Quarterly Results of Operations (Unaudited) (continued)

    (3) Includes a restructuring credit of $209,000 pretax ($135,000 net of taxes or $.02 per diluted share) for closure of a manufacturing facility. See Note 2.
    (4) Includes an unusual charge of $2.8 million pretax ($1.8 million net of taxes or $.26 per diluted share) to write off amounts due from a major customer. See Note 3.
    (5) Includes restructuring and related charges of $3.0 million pretax ($2.0 million net of taxes or $.29 per diluted share) for closure of a manufacturing facility. See Note 2.

14.       Recent Accounting Pronouncements

      On December 31, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting For Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 provides additional guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS 123, "Accounting For Stock-Based Compensation". The Company has adopted this pronouncement for year ending December 31, 2002 and has included the required disclosures in this form 10K.

      In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45) "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies". FIN 45 requires that upon issuances of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company does not anticipate the adoption of FIN 45 will have a material impact on the Company's Consolidated Financial Statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate the adoption of SFAS No. 146 will have a material impact on the Company's Consolidated Financial Statements.


                         STANLEY FURNITURE COMPANY, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
        For each of the Three Years in the Period Ended December 31, 2002
                                 (in thousands)




Column A                    Column B       Column C        Column D         Column E
-------------------------------------------------------------------------------------
                                            Charged
                           Balance at      (Credited)                        Balance
                           Beginning       to Costs &                       at End of
Descriptions               of Period        Expenses      Deductions         Period
-------------------------------------------------------------------------------------
2002
 Doubtful receivables...    $1,457          $  760          $  164(a)        $2,053
 Discounts, returns,
   and allowances.......       567              13(b)                           580
                            ------          ------          ------           ------
                            $2,024          $  773          $  164           $2,633
                            ======          ======          ======           ======


2001
 Doubtful receivables...    $1,277          $3,150          $2,971(a)        $1,456
 Discounts, returns,
   and allowances.......       953            (385)(b)                          568
                            ------          ------          ------           ------
                            $2,230          $2,765          $2,971           $2,024
                            ======          ======          ======           ======


2000
 Doubtful receivables...    $1,177          $  549          $  449(a)        $1,277
 Discounts, returns,
   and allowances.......       873              80(b)                           953
                            ------          ------          ------           ------
                            $2,050          $  629          $  449           $2,230
                            ======          ======          ======           ======



------------------------------------
(a) Uncollectible receivables written-off, net of recoveries.
(b) Represents net increase (decrease) in the reserve.