Form 10-Q
period 2003-03-29
STANLEY FURNITURE CO INC/
filed 2003-04-16
CIK 797465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X         Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -------      Exchange Act of 1934


For the quarterly period ended March 29, 2003 or
                               --------------

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


                                  (276)627-2000
                            (Registrant's telephone
                          number, including area code)

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
                                              YES   X              NO
                                                  -----               ------

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2):
                                              YES   X              NO
                                                  -----               ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 7, 2003.

                    Class                                  Number

Common Stock, par value $.02 per share                 6,540,401 Shares



                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         STANLEY FURNITURE COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                               (unaudited)
                                                                March 29,  December 31,
                                                                  2003        2002
                                                                --------    --------
ASSETS
Current assets:
    Cash ....................................................   $ 10,583    $  9,227
    Accounts receivable, less allowances of $2,780 and $2,633     31,563      27,832
    Inventories:
      Finished goods ........................................     33,010      35,537
      Work-in-process .......................................      7,798       6,922
      Raw materials .........................................     11,821      11,699
                                                                --------    --------
          Total inventories .................................     52,629      54,158

    Prepaid expenses and other current assets ...............      1,060       1,311
    Deferred income taxes ...................................      2,876       2,876
                                                                --------    --------
      Total current assets ..................................     98,711      95,404

Property, plant and equipment, net ..........................     58,171      59,539
Goodwill ....................................................      9,072       9,072
Other assets ................................................      8,230       8,470
                                                                --------    --------
      Total assets ..........................................   $174,184    $172,485
                                                                ========    ========

LIABILITIES
Current liabilities:
    Current maturities of long-term debt ....................   $  6,914    $  6,914
    Accounts payable ........................................     15,267      13,386
    Accrued salaries, wages and benefits ....................     10,220       9,781
    Other accrued expenses ..................................      3,555       2,379
                                                                --------    --------
      Total current liabilities .............................     35,956      32,460

Long-term debt, exclusive of current maturities .............     18,414      22,700
Deferred income taxes .......................................     13,084      13,084
Other long-term liabilities .................................      4,471       4,554
                                                                --------    --------
      Total liabilities .....................................     71,925      72,798
                                                                --------    --------

STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 10,000,000 shares authorized,
6,540,401 and 6,568,717 shares issued and outstanding .......        131         131
Capital in excess of par value ..............................     14,207      14,773
Retained earnings ...........................................     87,937      84,799
Stock option loans ..........................................        (16)        (16)
                                                                --------    --------
    Total stockholders' equity ..............................    102,259      99,687
                                                                --------    --------
      Total liabilities and stockholders' equity ............   $174,184    $172,485
                                                                ========    ========

                         The accompanying notes are an integral part of the
consolidated financial statements.

                         STANLEY FURNITURE COMPANY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                           (unaudited) (in thousands,
                             except per share data)



                                                       Three Months Ended
                                                      ---------------------
                                                      March 29,   March 30,
                                                        2003        2002
                                                       -------     -------

Net sales ........................................     $61,298     $59,574

Cost of sales ....................................      46,676      45,106
Restructuring and related charges ................                   2,905
                                                       -------     -------

  Gross profit ...................................      14,622      11,563

Selling, general and administrative expenses .....       8,513       7,917
                                                       -------     -------

  Operating income ...............................       6,109       3,646

Other income, net ................................          42          82
Interest expense .................................         711         834
                                                       -------     -------

  Income before income taxes .....................       5,440       2,894

Income taxes .....................................       1,974       1,027
                                                       -------     -------

  Net income .....................................     $ 3,466     $ 1,867
                                                       =======     =======

Earnings per share:

  Basic ..........................................     $   .53     $   .28
                                                       =======     =======
  Diluted ........................................     $   .52     $   .27
                                                       =======     =======

Weighted average shares outstanding:

  Basic ..........................................       6,558       6,668
                                                       =======     =======
  Diluted ........................................       6,679       6,902
                                                       =======     =======

Cash dividend declared per common share ..........     $   .05
                                                       =======     =======





         The accompanying notes are an integral part of the consolidated financial statements.



                         STANLEY FURNITURE COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)
                                                                   Three Months Ended
                                                                 -----------------------
                                                                 March 29,     March 30,
                                                                   2003          2002
                                                                 ---------     ---------
Cash flows from operating activities:
Cash received from customers ...............................     $ 57,523      $ 53,233
Cash paid to suppliers and employees .......................      (49,357)      (48,512)
Interest paid, net .........................................         (300)         (472)
Income taxes paid, net .....................................       (1,293)          277
                                                                 --------      --------
    Net cash provided by operating activities ..............        6,573         4,526
                                                                 --------      --------

Cash flows from investing activities:
Capital expenditures .......................................          (37)          (67)
Other, net .................................................                         14
                                                                 --------      --------
    Net cash used by investing activities ..................          (37)          (53)
                                                                 --------      --------

Cash flows from financing activities:
Repayment of revolving credit facility, net ................                       (600)
Repayment of senior notes ..................................       (4,286)       (4,286)
Purchase and retirement of common stock ....................         (566)
Dividends paid .............................................         (328)
Proceeds from exercised stock options ......................                        766
                                                                 --------      --------
    Net cash used by financing activities ..................       (5,180)       (4,120)
                                                                 --------      --------

Net increase in cash .......................................        1,356           353
Cash at beginning of period ................................        9,227         1,955
                                                                 --------      --------
    Cash at end of period ..................................     $ 10,583      $  2,308
                                                                 ========      ========

Reconciliation of net income to net cash provided by operating activities:
Net income .................................................     $  3,466      $  1,867
    Depreciation and amortization ..........................        1,450         1,553
    Restructuring and related charges ......................                      1,967
    Loss on sale of assets .................................                         14
    Changes in assets and liabilities:
        Accounts receivable ................................       (3,731)       (6,137)
        Inventories ........................................        1,529         1,179
        Prepaid expenses and other current assets ..........          234         1,462
        Accounts payable ...................................        1,881         2,860
        Accrued salaries, wages and benefits ...............          439          (911)
        Other accrued expenses .............................        1,176           565
        Other assets .......................................          212           187
        Other long-term liabilities ........................          (83)          (80)
                                                                 --------      --------
               Net cash provided by operating activities ...     $  6,573      $  4,526
                                                                 ========      ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         STANLEY FURNITURE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.        Preparation of Interim Unaudited Consolidated financial statements

The consolidated financial statements of Stanley Furniture Company, Inc. (referred to as "Stanley" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. Operating results for the interim periods reported herein may not be indicative of the results expected for the year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in Stanley's latest Annual Report on Form 10-K.

 2.       Stock Compensation

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

The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon the estimated fair value (in thousands, except per share data):

                                                      March 29,  March 30,
                                                        2003       2002
                                                       ------     ------

Net income as reported ...........................     $3,466     $1,867
Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects .....................        432        425
                                                       ------     ------
  Pro forma net income ...........................     $3,034     $1,442
                                                       ======     ======

Earnings per share:
  Basic - as reported ............................     $ 0.53     $ 0.28
                                                       ======     ======
  Basic - pro forma ..............................     $ 0.46     $ 0.22
                                                       ======     ======

  Diluted - as reported ..........................     $ 0.52     $ 0.27
                                                       ======     ======
  Diluted - pro forma ............................     $ 0.46     $ 0.21
                                                       ======     ======








3.            Restructuring and Related Charges

During the last year, the Company executed a plan to consolidate its manufacturing operations to maximize production efficiencies as a result of excess capacity created by expanded offshore sourcing. Manufacturing operations at its former West End, North Carolina facility were phased out during 2002, including the sale of real estate. The restructuring accrual at March 29, 2003 of $388,000, consists of a lease obligation and certain severance cost.

 4.      Property, Plant and Equipment

                                                           (in thousands)
                                                       March 29,   December 31,
                                                         2003         2002
                                                       --------     --------

Land and buildings ...............................     $ 38,237     $ 38,237
Machinery and equipment ..........................       74,204       74,204
Office fixtures and equipment ....................        1,710        1,710
Construction in progress .........................           37
                                                       --------     --------
    Property, plant and equipment, at cost .......      114,188      114,151
Less accumulated depreciation ....................       56,017       54,612
                                                       --------     --------
                                                       $ 58,171     $ 59,539
                                                       ========     ========

 5.      Debt
                                                               (in thousands)
                                                           March 29,  December 31,
                                                             2003        2002
                                                            -------     -------

7.28% senior notes due through March 15, 2004 .........     $ 4,285     $ 8,571
7.57% senior note due through June 30, 2005 ...........       3,900       3,900
7.43% senior notes due through November 18, 2007 ......       7,143       7,143
6.94% senior notes due through May 3, 2011 ............      10,000      10,000
Revolving credit facility
                                                            -------     -------
  Total ...............................................      25,328      29,614
Less current maturities ...............................       6,914       6,914
                                                            -------     -------
  Long-term debt, exclusive of current maturities .....     $18,414     $22,700
                                                            =======     =======

6        Stockholders' Equity

During the first quarter of 2003, the Company purchased 28,300 shares of its common stock at an aggregate consideration of $566,000.

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (in thousands):


                                                     March 29, March 30,
                                                       2003      2002
                                                      ------    ------
Weighted average shares outstanding for basic
    calculation ..................................     6,558     6,668
Effect of stock options ..........................       121       234
                                                       -----     -----
    Weighted average shares outstanding
       for diluted calculation ...................     6,679     6,902
                                                       =====     =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company continues to implement a blended strategy of combining its domestic manufacturing capabilities with an expanding offshore sourcing program and realign manufacturing capacity. Integration of selected imported component parts and finished items in its product line will lower costs, provide design flexibility and offer a better value to its customers. This initiative created excess capacity in the Company's manufacturing facilities. Accordingly, in December 2001, the Company decided to close its manufacturing operations at the former West End, North Carolina factory and consolidate production from this facility into other Company facilities. In 2002, manufacturing operations at the former West End facility were completely phased out and all closing related activities including the sale of real estate were completed. Restructuring and related cost for the first quarter of 2002 was $2.9 million and consisted of accelerated depreciation and other exit costs, including plant inefficiencies and severance cost. The restructuring accrual at March 29, 2003 of $388,000 consists of a lease obligation for real estate and severance cost.

As part of the Company's continuing efforts to evaluate its manufacturing capacity, the Company announced in March 2003, a plan to realign production at its Lexington, North Carolina facility. Currently this facility produces a combination of adult bedroom and Young America(R) youth bedroom furniture. After a transition period, the Lexington plant will focus exclusively on Young America(R) products. Adult bedroom products currently manufactured at the Lexington facility, will be absorbed by the Stanleytown, Virginia plant, which will produce all adult bedroom and dining room products. The Martinsville, Virginia location will continue to manufacture home entertainment and home office furniture while the Robbinsville, North Carolina plant remains focused on the production of Young America(R) products. The realignment will reduce operations at the Lexington plant impacting approximately 150 of the 525 associates there and is expected to be completed in the second quarter of 2003.

The Company will continue to evaluate its manufacturing capacity needs considering increased offshore sourcing, current and anticipated demand for its product, overall market conditions and other factors deemed relevant by management. Further capacity reductions could cause asset impairment or other restructuring charges in the future.

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Income:

                                                  Three Months
                                                     Ended
                                              -------------------
                                              March 29,  March 30,
                                                2003       2002
                                               ------     ------
Net sales ..............................       100.0%     100.0%
Cost of sales ..........................        76.1       75.7
Restructuring and related charges ......                    4.9
                                               -----      -----
  Gross profit .........................        23.9       19.4
Selling, general and administrative
  expenses .............................        13.9       13.3
                                               -----      -----
  Operating income .....................        10.0        6.1
Other income, net ......................          .1         .1
Interest expense .......................         1.2        1.4
                                               -----      -----
  Income before income taxes ...........         8.9        4.8
Income taxes ...........................         3.2        1.7
                                               -----      -----
Net income .............................         5.7%       3.1%
                                               =====      =====

Net sales increased $1.7 million, or 2.9%, for the three month period ended March 29, 2003 from the comparable 2002 period. The increase for the three month period was primarily due to higher average selling prices resulting from the mix of products sold.

Gross profit margin for the three month period of 2003 increased to 23.9% from 19.4% for the comparable 2002 period. The lower gross profit margin in 2002 is principally the result of restructuring and related charges of $2.9 million, or 4.9% of net sales. Excluding restructuring and related charges in 2002, gross profit margin for the three month period of 2003 decreased primarily due to lower production levels due to increased outsourcing and an increase in wages and benefits, which were partially offset by savings from sourcing initiatives and realignment of manufacturing capacity.

Selling, general and administrative expenses for the three month period of 2003 as a percentage of net sales was 13.9% compared to 13.3% for the comparable 2002 period. Selling, general and administrative expenditures increased in the three month period of 2003 primarily due to the Company's sourcing program, increased marketing and product development costs. This trend is expected to continue resulting in higher selling, general and administrative expense in 2003 compared to 2002.

As a result of the above, operating income as a percentage of net sales was 10.0% for the three month period of 2003, compared to 6.1% for the comparable 2002 period.

Interest expense for the three month period of 2003 decreased primarily due to lower average debt levels.

The effective tax rate is expected to be 36.3% for 2003 compared to 35.5% for 2002. The increase in the effective tax rate is primarily due to higher state income taxes resulting from the phase-out of certain state tax credits.

Financial Condition, Liquidity and Capital Resources

Cash generated from operations was $6.6 million in the first three months of 2003 compared to $4.5 million in the 2002 period. The increase in 2003 was primarily due to higher collections from customers partially offset by higher tax payments.

Net cash used by investing activities consisted of capital expenditures and was $37,000 in the 2003 period compared to $53,000 in the 2002 period. Capital expenditures in 2003 are anticipated to be approximately $2.0 million.

Net cash used by financing activities was $5.2 million in the 2003 period compared to $4.1 million in the 2002 period. In the 2003 period, cash from operations provided cash for senior debt payments, retirement of the Company's common stock, and cash dividends. During the first quarter of 2003, $566,000 was used to purchase 28,300 shares of the Company's common stock in the open market at an average price of $20.01. At March 29, 2003, approximately $4.4 million remains authorized by the Company's Board of Directors to repurchase shares of the Company's common stock. In the 2002 period, cash from operations and proceeds from the exercise of stock options provided cash for senior debt payments and repayment of the revolving credit facility.

At March 29, 2003, long-term debt including current maturities was $25.3 million. Debt service requirements are $2.6 million remaining in 2003, $7.0 million in 2004, $4.3 million in 2005, $2.9 million in 2006 and $2.9 million in 2007. As of March 29, 2003, approximately $24.2 million of additional borrowings were available under the Company's revolving credit facility and cash on hand was $10.6 million. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.


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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Because the Company's obligation under its revolving credit facility bears interest at a variable rate, the Company is sensitive to changes in prevailing interest rates. No borrowings were outstanding during the first quarter of 2003 under this revolving credit facility.

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











PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits


         Exhibit 10.1 Second Amendment, dated March 1, 2003, to the Employment Agreement, dated January 1, 1991, between the Registrant and Albert L. Prillaman.(1)

         Exhibit 10.2 First Amendment, dated March 1, 2003, to the Employment Agreement, dated April 9, 2001, between the Registrant and Jeffrey R. Scheffer.(1)

         Exhibit 99.1 Certification of Jeffrey R. Scheffer, Chief Executive Officer of the Company, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (1)

         Exhibit 99.2 Certification of Douglas I. Payne, Chief Financial Officer of the Company, pursuant to 18 U. S. C.
                           Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (1)

 (b)     Reports on Form 8-K
         A report on Form 8-K was filed on March 13, 2003, to announce plans to realign production at the Company's Lexington, North Carolina facility.


---------------------------
(1) Filed herewith.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    STANLEY FURNITURE COMPANY, INC.


Date: April 16, 2003                By: /s/ Douglas I. Payne
                                    ------------------------
                                    Douglas I. Payne
                                    Executive V.P. - Finance & Administration
                                    and Secretary (Principal Financial and
                                    Accounting Officer)

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

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date     April 16, 2003                            /s/ Jeffrey R. Scheffer
                                                   -----------------------
                                                   Jeffrey R.. Scheffer
                                                   Chief Executive Officer

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

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 16, 2003                         /s/ Douglas I. Payne
                                             --------------------
                                             Douglas I. Payne
                                             Chief Financial Officer