Form 10-K/A
period 2002-12-31
STANLEY FURNITURE CO INC/
filed 2003-06-20
CIK 797465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                   AMENDMENT 1

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                         Commission file number 0-14938

                         STANLEY FURNITURE COMPANY, INC.
             (Exact name of Registrant as specified in its Charter)

                    Delaware                     54-1272589
                 ----------------            --------------------
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

                                Explanatory Note

The undersigned Registrant hereby amends its Annual Report on Form 10-K (the "Form 10-K") for the year ended December 31, 2002 to include Exhibit 10.32, which was inadvertently omitted from the Form 10-K previously filed.

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

(2) Management contract or compensatory plan

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

(2) Management contract or compensatory plan

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






(2) Management contract or compensatory plan

10.31 Ninth Amendment, dated August 16, 2002, to the second amended and restated revolving credit facility dated February 15, 1994, between the Registrant and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended October 15, 2002).

10.32 Tenth Amendment dated November 1, 2002, to the Second Amended and Restated Revolving Credit Facility and Term Loan Agreement dated February 15, 1994, between the Registrant and PNC Bank, successor in interest to National Bank of Canada. (3)

10.33 Second Amendment to Supplemental Retirement Plan of Stanley Furniture Company, Inc. effective
         January 1, 2002. (1) (2)

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


























------------------------------------
(1) Filed with Registrant's Form 10-K for the year ended December 31, 2002 previously filed on February 13, 2003
(2) Management contract or compensatory plan
(3) Filed herewith

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STANLEY FURNITURE COMPANY, INC.

June 20, 2003                           By:/s/Jeffrey R. Scheffer
                                        --------------------------------------
                                              Jeffrey R. Scheffer
                                              President, and Chief Executive
                                              Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffrey R. Scheffer, certify that:

1. I have reviewed this amendment to the annual report on Form 10-K of Stanley Furniture Company, Inc.;

2. Based on my knowledge, this amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


Date:      June 20, 2003                    /s/ Jeffrey R. Scheffer
                                            -----------------------
                                                Jeffrey R. Scheffer
                                                Chief Executive Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Douglas I. Payne, certify that:

1. I have reviewed this amendment to the annual report on Form 10-K of Stanley Furniture Company, Inc.;

2. Based on my knowledge, this amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Date:      June 20, 2003                     /s/ Douglas I. Payne
                                             --------------------
                                                 Douglas I. Payne
                                                 Chief Financial Officer