Form 10-Q
period 2003-06-28
STANLEY FURNITURE CO INC/
filed 2003-07-15
CIK 797465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

        X         Quarterly report pursuant to Section 13 or 15(d) of the
     -------      Securities Exchange Act of 1934

For the quarterly period ended June 28, 2003 or
                               -------------

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


                                 (276) 627-2000
              (Registrant's telephone number, including area code)

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
                                                     YES   X         NO
                                                          ----          -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):
                                                     YES   X         NO
                                                          ----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 11, 2003.

                    Class                                Number

Common Stock, par value $.02 per share               6,453,305 Shares









                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         STANLEY FURNITURE COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                  (unaudited)
                                                                    June 28,  December 31,
                                                                      2003        2002
                                                                    --------    --------
ASSETS
Current assets:
    Cash ........................................................   $  7,479    $  9,227
    Accounts receivable, less allowances of $2,921 and $2,633 ...     31,559      27,832
    Inventories:
      Finished goods ............................................     37,161      35,537
      Work-in-process ...........................................      7,027       6,922
      Raw materials .............................................     11,375      11,699
                                                                    --------    --------
          Total inventories .....................................     55,563      54,158

    Prepaid expenses and other current assets ...................      1,051       1,311
    Deferred income taxes .......................................      3,196       2,876
                                                                    --------    --------
      Total current assets ......................................     98,848      95,404

Property, plant and equipment, net ..............................     57,083      59,539
Goodwill ........................................................      9,072       9,072
Other assets ....................................................      8,103       8,470
                                                                    --------    --------
      Total assets ..............................................   $173,106    $172,485
                                                                    ========    ========

LIABILITIES
Current liabilities:
    Current maturities of long-term debt ........................   $  6,914    $  6,914
    Accounts payable ............................................     14,306      13,386
    Accrued salaries, wages and benefits ........................     10,624       9,781
    Other accrued expenses ......................................      2,138       2,379
                                                                    --------    --------
      Total current liabilities .................................     33,982      32,460

Long-term debt, exclusive of current maturities .................     18,414      22,700
Deferred income taxes ...........................................     12,874      13,084
Other long-term liabilities .....................................      4,497       4,554
                                                                    --------    --------
      Total liabilities .........................................     69,767      72,798
                                                                    --------    --------

STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 10,000,000 shares authorized,
6,453,305 and 6,568,717 shares issued and outstanding ...........        129         131
Capital in excess of par value ..................................     12,066      14,773
Retained earnings ...............................................     91,149      84,799
Stock option loans ..............................................         (5)        (16)
                                                                    --------    --------
    Total stockholders' equity ..................................    103,339      99,687
                                                                    --------    --------
      Total liabilities and stockholders' equity ................   $173,106    $172,485
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

                         STANLEY FURNITURE COMPANY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (in thousands, except per share data)



                                                           Three Months               Six Months
                                                              Ended                     Ended
                                                      ------------------------------------------------
                                                      June 28,     June 29,     June 28,      June 29,
                                                       2003         2002         2003          2002
                                                      -------      -------      --------      --------

Net sales .......................................     $61,409      $55,268      $122,707      $114,842

Cost of sales ...................................      46,844       41,795        93,520        86,901
Restructuring and related charges ...............                      852                       3,757
                                                      -------      --------     --------      --------

  Gross profit ..................................      14,565       12,621        29,187        24,184

Selling, general and administrative expenses ....       8,400        7,892        16,913        15,809
                                                      -------      -------      --------      --------

  Operating income ..............................       6,165        4,729        12,274         8,375

Other income, net ...............................         (47)         (72)          (89)         (154)
Interest expense ................................         660          746         1,371         1,580
                                                      -------      -------      --------      --------

  Income before income taxes ....................       5,552        4,055        10,992         6,949

Income taxes ....................................       2,016        1,440         3,990         2,467
                                                      -------      -------      --------      --------

  Net income ....................................     $ 3,536      $ 2,615      $  7,002      $  4,482
                                                      =======      =======      ========      ========

Earnings per share:

  Basic .........................................     $   .54      $   .39      $   1.07      $    .67
                                                      =======      =======      ========      ========
  Diluted .......................................     $   .53      $   .37      $   1.05      $    .64
                                                      =======      =======      ========      ========

Weighted average shares outstanding:

  Basic .........................................       6,497        6,701         6,525         6,681
                                                      =======      =======      ========      ========
  Diluted .......................................       6,628        6,998         6,652         6,950
                                                      =======      =======      ========      ========

Cash dividend declared per common share .........     $   .05                   $    .10
                                                      =======      =======      ========      ========



         The accompanying notes are an integral part of the consolidated financial statements.



                         STANLEY FURNITURE COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)
                                                                         Six Months Ended
                                                                      -----------------------
                                                                       June 28,     June 29,
                                                                        2003          2002
                                                                      ---------     ---------
Cash flows from operating activities:
Cash received from customers ....................................     $ 118,895      $112,264
Cash paid to suppliers and employees ............................      (106,210)      (98,860)
Interest paid, net ..............................................        (1,754)       (1,872)
Income taxes paid, net ..........................................        (5,552)         (780)
                                                                      ---------      --------
    Net cash provided by operating activities ...................         5,379        10,752
                                                                      ---------      --------

Cash flows from investing activities:
Capital expenditures ............................................          (360)         (406)
Other, net ......................................................           (19)          696
                                                                      ---------      --------
    Net cash used by investing activities .......................          (379)          290
                                                                      ---------      --------

Cash flows from financing activities:
Repayment of revolving credit facility, net .....................                        (600)
Repayment of senior notes .......................................        (4,286)       (4,286)
Purchase and retirement of common stock .........................        (2,709)
Dividends paid ..................................................          (652)
Proceeds from exercised stock options ...........................                       1,160
Proceeds from insurance policy loans ............................           888           795
Other, net ......................................................            11
                                                                      ---------      --------
    Net cash used by financing activities .......................        (6,748)       (2,931)
                                                                      ---------      --------

Net increase (decrease) in cash .................................        (1,748)        8,111
Cash at beginning of period .....................................         9,227         1,955
                                                                      ---------      --------
    Cash at end of period .......................................     $   7,479      $ 10,066
                                                                      =========      ========

Reconciliation of net income to net cash provided by operating activities:
Net income ......................................................     $   7,002      $  4,482
    Depreciation and amortization ...............................         2,897         3,013
    Restructuring and related charges (non-cash) ................                       1,755
    Deferred income taxes .......................................          (530)
    Loss on sale of assets ......................................             5            31
    Changes in assets and liabilities:
        Accounts receivable .....................................        (3,727)       (2,260)
        Inventories .............................................        (1,405)       (4,128)
        Prepaid expenses and other current assets ...............            99         1,457
        Accounts payable ........................................           920         5,753
        Accrued salaries, wages and benefits ....................           843           601
        Other accrued expenses ..................................          (241)          590
        Other assets ............................................          (427)         (380)
        Other long-term liabilities .............................           (57)         (162)
                                                                      ---------      --------
               Net cash provided by operating activities ........     $   5,379      $ 10,752
                                                                      =========      ========

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

The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon the estimated fair value (in thousands, except per share data):

                                                      Three Months          Six Months
                                                         Ended                 Ended
                                                  June 28,   June 29,   June 28,   June 29,
                                                    2003       2002       2003       2002
                                                   ------     ------     ------     ------
Net income as reported .......................     $3,536     $2,615     $7,002     $4,482
Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects .................        432        477        863        902
                                                   ------     ------     ------     ------
Pro forma net income .........................     $3,104     $2,138     $6,139     $3,580
                                                   ======     ======     ======     ======

Earnings per share:
  Basic - as reported ........................     $ 0.54     $ 0.39     $ 1.07     $ 0.67
                                                   ======     ======     ======     ======
  Basic - pro forma ..........................     $ 0.48     $ 0.32     $ 0.94     $ 0.54
                                                   ======     ======     ======     ======

  Diluted - as reported ......................     $ 0.53     $ 0.37     $ 1.05     $ 0.64
                                                   ======     ======     ======     ======
  Diluted - pro forma ........................     $ 0.47     $ 0.31     $ 0.93     $ 0.52
                                                   ======     ======     ======     ======






3.            Restructuring and Related Charges

Beginning in December 2001, the Company has executed a plan to consolidate its manufacturing operations to maximize production efficiencies as a result of excess capacity created by expanded offshore sourcing. Manufacturing operations at its former West End, North Carolina facility were phased out during 2002, including the sale of real estate. The remaining restructuring accrual at June 28, 2003 of $314,000 consists of a lease obligation and certain severance cost.

 4.      Property, Plant and Equipment

                                                        (in thousands)
                                                    June 28,    December 31,
                                                      2003         2002
                                                    --------     --------

Land and buildings ............................     $ 38,237     $ 38,237
Machinery and equipment .......................       74,217       74,204
Office fixtures and equipment .................        1,710        1,710
Construction in progress ......................           34
                                                    --------     --------
    Property, plant and equipment, at cost ....      114,198      114,151
Less accumulated depreciation .................       57,115       54,612
                                                    --------     --------
                                                    $ 57,083     $ 59,539
                                                    ========     ========

 5.      Debt
                                                              (in thousands)
                                                           June 28,  December 31,
                                                            2003        2002
                                                           -------     -------
7.28% senior notes due through March 15, 2004 ........     $ 4,285     $ 8,571
7.57% senior note due through June 30, 2005 ..........       3,900       3,900
7.43% senior notes due through November 18, 2007 .....       7,143       7,143
6.94% senior notes due through May 3, 2011 ...........      10,000      10,000
                                                           -------     -------
  Total ..............................................      25,328      29,614
Less current maturities ..............................       6,914       6,914
                                                           -------     -------
  Long-term debt, exclusive of current maturities ....     $18,414     $22,700
                                                           =======     =======

6       Stockholders' Equity

During the second quarter of 2003, the Company purchased 115,396 shares of its common stock at an aggregate consideration of $2.7 million.

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (in thousands):

                                                     Three Months       Six Months
                                                        Ended              Ended
                                                 ------------------  ------------------
                                                 June 28,  June 29,  June 28,  June 29,
                                                   2003      2002      2003      2002
                                                  ------    ------    ------    ------
Weighted average shares outstanding
    for basic calculation ...................     6,497     6,701     6,525     6,681
Add:  Effect of dilutive stock options ......       131       297       127       269
                                                  -----     -----     -----     -----
    Weighted average shares outstanding,
        adjusted for diluted calculation ....     6,628     6,998     6,652     6,950
                                                  =====     =====     =====     =====

7.       Recent Accounting Pronouncements

In December 2002, the FASB issued Statement No. 148 (FAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123". FAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to permit additional transition methods for entities that adopt the fair-value based method of accounting for stock-based employee compensation. For those companies that do not elect to change their method of accounting for stock-based employee compensation, FAS 148 requires increased disclosure of the pro forma impact of applying the fair value method to the reported operating results. The increased disclosure requirements apply to the Company's interim and annual financial statements beginning in the first quarter of 2003 and are presented in Note 2 of the financial statements.

In April 2003, the FASB issued Statement No. 149 (FAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company did not have any derivative instruments or hedging activities during the six months ended June 28, 2003. Adoption of FAS 149 is not expected to materially affect the Company's financial statements.

In May 2003, the FASB issued Statement No. 150 (FAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of FAS 150 is not expected to materially affect the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company continues to implement a blended strategy of combining its domestic manufacturing capabilities with an expanding offshore sourcing program and realign manufacturing capacity. Integration of selected imported component parts and finished items in its product line will lower costs, provide design flexibility and offer a better value to its customers. This initiative created excess capacity in the Company's manufacturing facilities. Accordingly, in December 2001, the Company decided to close its manufacturing operations at the West End, North Carolina factory and consolidate production from this facility into other Company facilities. In 2002, manufacturing operations at the West End facility were completely phased out and all closing related activities including the sale of real estate were completed. Restructuring and related cost for the three and six month periods of 2002 was $852,000 and $3.8 million, respectively and consisted of accelerated depreciation and other exit costs, including plant inefficiencies and severance cost. The restructuring accrual at June 28, 2003 of $314,000 consists of a lease obligation for real estate and severance cost.

As part of the Company's continuing efforts to evaluate its manufacturing capacity, the Company announced in March 2003, a plan to realign production at its Lexington, North Carolina facility. Currently this facility produces a combination of adult bedroom and Young America(R) youth bedroom furniture. After a transition period, the Lexington plant will focus exclusively on Young America(R) products. Adult bedroom products currently manufactured at the Lexington facility will be absorbed by the Stanleytown, Virginia plant, which will produce adult bedroom and dining room products. The Martinsville, Virginia location will continue to manufacture home entertainment and home office furniture while the Robbinsville, North Carolina plant remains focused on the production of Young America(R) products. The realignment has reduced operations at the Lexington plant impacting approximately 150 of the 525 associates there and was completed during the second quarter of 2003.

The Company will continue to evaluate its manufacturing capacity needs considering increased offshore sourcing, current and anticipated demand for its product, overall market conditions and other factors deemed relevant by management. Further capacity reductions could cause asset impairment or other restructuring charges in the future.

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Income:

                                            Three Months          Six Months
                                               Ended                 Ended
                                        -------------------   -------------------
                                        June 28,   June 29,   June 28,   June 29,
                                          2003       2002       2003       2002
                                         ------     ------     ------     ------
Net sales .........................       100.0%     100.0%     100.0%     100.0%
Cost of sales .....................        76.3       75.6       76.2       75.7
Restructuring and related charges .                    1.5                   3.3
                                          -----      -----      -----      -----
  Gross profit ....................        23.7       22.9       23.8       21.0
Selling, general and administrative
  expenses ........................        13.7       14.3       13.8       13.7
                                          -----      -----      -----      -----
  Operating income ................        10.0        8.6       10.0        7.3
Other income, net .................         (.1)                  (.1)       (.1)
Interest expense ..................         1.1        1.3        1.1        1.4
                                          -----      -----      -----      -----
  Income before income taxes ......         9.0        7.3        9.0        6.0
Income taxes ......................         3.2        2.6        3.3        2.1
                                          -----      -----      -----      -----
Net income ........................         5.8%       4.7%       5.7%       3.9%
                                          =====      =====      =====      =====

Net sales increased $6.1 million, or 11.1%, for the three month period ended June 28, 2003 from the comparable 2002 period. For the six month period, net sales increased $7.9 million, or 6.8%, from the 2002 period. The increase for the three and six month periods was primarily due to higher unit volume.

Gross profit margin for the three and six month periods of 2003 increased to 23.7% and 23.8%, respectively, from 22.9% and 21.0% for the comparable 2002 periods. The lower gross profit margin for the three and six month periods of 2002 is primarily due to restructuring and related charges resulting from closing a factory to realign the Company's manufacturing facilities. Excluding restructuring and related charges in 2002, gross profit margin for the three and six month period of 2003 decreased primarily due to transition costs from increased sourcing including lower production levels at the Company's domestic facilities, and an increase in wages and benefits. These costs were partially offset by savings from sourcing initiatives and realignment of manufacturing capacity.

Selling, general and administrative expenses for the three month period of 2003 as a percentage of net sales decreased to 13.7% from 14.3% for the comparable 2002 period, primarily due to higher sales. Selling, general and administrative expenditures increased in the three and six month periods of 2003 primarily due to the Company's sourcing program, increased marketing and product development costs. This trend is expected to continue resulting in higher selling, general and administrative expense in the second half of 2003 compared to the second half of 2002.

As a result of the above, operating income as a percentage of net sales was 10.0% for both the three and six month periods of 2003, compared to 8.6% and 7.3%, respectively, for the comparable 2002 periods.

Interest expense for the three and six month periods of 2003 decreased primarily due to lower average debt levels.

The effective tax rate is expected to be 36.3% for 2003 compared to 35.5% for 2002. The increase in the effective tax rate is primarily due to higher state income taxes resulting from the phase-out of certain state tax credits.

Financial Condition, Liquidity and Capital Resources

Cash generated from operations was $5.4 million in the first six months of 2003 compared to $10.8 million in the 2002 period. The decrease in 2003 was primarily due to higher tax payments, as a result of increased earnings.

Net cash used by investing activities was $379,000 in the 2003 period compared to cash provided by investing activities of $290,000 in 2002. The Company received net proceeds in 2002 of $696,000 from the sale of real estate at its former West End, North Carolina facility. Capital expenditures in 2003 are anticipated to be approximately $1.0 to $2.0 million.

Net cash used by financing activities was $6.7 million in the 2003 period compared to $2.9 million in the 2002 period. In the 2003 period, cash from operations and available cash provided funds for senior debt payments, purchase of the Company's common stock, and cash dividends. During the first half of 2003, $2.7 million was used to purchase 115,396 shares of the Company's common stock in the open market at an average price of $23.48. At June 28, 2003, approximately $12.2 million remains authorized by the Company's Board of Directors to repurchase shares of the Company's common stock. In the 2002 period, cash from operations and proceeds from the exercise of stock options provided cash for senior debt payments and repayment of the revolving credit facility.

At June 28, 2003, long-term debt including current maturities was $25.3 million. Debt service requirements are $2.6 million remaining in 2003, $7.0 million in 2004, $4.3 million in 2005, $2.9 million in 2006 and $2.9 million in 2007. As of June 28, 2003, approximately $24.2 million of additional borrowings were available under the Company's revolving credit facility and cash on hand was $7.5 million. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

Recent Accounting Pronouncements

In December 2002, the FASB issued Statement No. 148 (FAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123". FAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to permit additional transition methods for entities that adopt the fair-value based method of accounting for stock-based employee compensation. For those companies that do not elect to change their method of accounting for stock-based employee compensation, FAS 148 requires increased disclosure of the pro forma impact of applying the fair value method to the reported operating results. The increased disclosure requirements apply to the Company's interim and annual financial statements beginning in the first quarter of 2003 and are presented in Note 2 of the financial statements.

In April 2003, the FASB issued Statement No. 149 (FAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company did not have any derivative instruments or hedging activities during the six months ended June 28, 2003. Adoption of FAS 149 is not expected to materially affect the Company's financial statements.

In May 2003, the FASB issued Statement No. 150 (FAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of FAS 150 is not expected to materially affect the Company's financial statements.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Because the Company's obligation under its revolving credit facility bears interest at a variable rate, the Company is sensitive to changes in prevailing interest rates. No borrowings were outstanding during the first half of 2003 under this revolving credit facility.


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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

(a) The annual meeting of the Company's stockholders was held on April 16, 2003.

(c)(i) The stockholders of the Company elected two directors for a three-year term expiring at the Annual Meeting of Stockholders to be held in 2006. The election was approved by the following vote:

                                                    For         Withheld

         Albert L. Prillaman                      5,899,861      22,632

         Michael P. Haley                         5,905,361      17,132

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits


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

 (b)     Reports on Form 8-K

         A report on Form 8-K was filed on April 16, 2003, to announce the Board of Directors authorization to increase the Company's stock repurchase program by an additional $10.0 million and declare a quarterly cash dividend.
---------------------------
(1) Filed herewith.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              STANLEY FURNITURE COMPANY, INC.


Date: July 15, 2003                           By: /s/ Douglas I. Payne
                                              ------------------------
                                              Douglas I. Payne
                                              Executive V.P. - Finance &
                                              Administration and Secretary
                                             (Principal Financial and
                                              Accounting Officer)

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

         Date     July 15, 2003                      /s/ Jeffrey R. Scheffer
                                                     -----------------------
                                                     Jeffrey R. Scheffer
                                                     Chief Executive Officer

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

             Date:         July 15, 2003             /s/ Douglas I. Payne
                                                     --------------------
                                                     Douglas I. Payne
                                                     Chief Financial Officer