Form 10-Q
period 2003-09-27
STANLEY FURNITURE CO INC/
filed 2003-10-14
CIK 797465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

        X         Quarterly report pursuant to Section 13 or 15(d) of the
     -------      Securities Exchange Act of 1934

For the quarterly period ended September 27, 2003 or
                               ------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 10, 2003.

             Class                                            Number

Common Stock, par value $.02 per share                    6,003,299 Shares









                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         STANLEY FURNITURE COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                    (unaudited)
                                                                   September 27, December 31,
                                                                       2003        2002
                                                                     --------    --------
ASSETS
Current assets:
    Cash .........................................................   $  1,406    $  9,227
    Accounts receivable, less allowances of $3,032 and $2,633 ....     33,714      27,832
    Inventories:
      Finished goods .............................................     37,685      35,537
      Work-in-process ............................................      8,298       6,922
      Raw materials ..............................................      8,412      11,699
                                                                     --------    --------
          Total inventories ......................................     54,395      54,158

    Prepaid expenses and other current assets ....................        774       1,311
    Deferred income taxes ........................................      3,379       2,876
                                                                     --------    --------
      Total current assets .......................................     93,668      95,404

Property, plant and equipment, net ...............................     55,945      59,539
Goodwill .........................................................      9,072       9,072
Other assets .....................................................      7,565       8,470
                                                                     --------    --------
      Total assets ...............................................   $166,250    $172,485
                                                                     ========    ========

LIABILITIES
Current liabilities:
    Current maturities of long-term debt .........................   $  7,014    $  6,914
    Accounts payable .............................................     15,214      13,386
    Accrued salaries, wages and benefits .........................     11,865       9,781
    Other accrued expenses .......................................      2,587       2,379
                                                                     --------    --------
      Total current liabilities ..................................     36,680      32,460

Long-term debt, exclusive of current maturities ..................     17,818      22,700
Deferred income taxes ............................................     12,592      13,084
Other long-term liabilities ......................................      4,483       4,554
                                                                     --------    --------
      Total liabilities ..........................................     71,573      72,798
                                                                     --------    --------

STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 10,000,000 shares authorized,
6,003,299 and 6,568,717 shares issued and outstanding ............        120         131
Capital in excess of par value ...................................                 14,773
Retained earnings ................................................     94,562      84,799
Stock option loans ...............................................         (5)        (16)
                                                                     --------    --------
    Total stockholders' equity ...................................     94,677      99,687
                                                                     --------    --------
      Total liabilities and stockholders' equity .................   $166,250    $172,485
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

                         STANLEY FURNITURE COMPANY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                           (unaudited) (in thousands,
                             except per share data)



                                                       Three Months           Nine Months
                                                          Ended                  Ended
                                                   September  September  September    September
                                                   27, 2003   28, 2002    27, 2003    28, 2002
                                                    -------    -------    --------    --------

Net sales .......................................   $65,227    $61,338    $187,934    $176,180

Cost of sales ...................................    49,586     46,386     143,106     133,287
Restructuring and related charges (credit) ......                 (209)                  3,548
                                                    -------    -------    --------    --------

  Gross profit ..................................    15,641     15,161      44,828      39,345

Selling, general and administrative expenses ....     9,170      7,990      26,083      23,799
                                                    -------    -------    --------    --------

  Operating income ..............................     6,471      7,171      18,745      15,546

Other income, net ...............................       (61)       (13)       (150)       (167)
Interest expense ................................       698        767       2,069       2,347
                                                    -------    -------    --------    --------

  Income before income taxes ....................     5,834      6,417      16,826      13,366

Income taxes ....................................     2,118      2,278       6,108       4,745
                                                    -------    -------    --------    --------

  Net income ....................................   $ 3,716    $ 4,139    $ 10,718    $  8,621
                                                    =======    =======    ========    ========

Earnings per share:

  Basic .........................................   $   .61    $   .63    $   1.68    $   1.30
                                                    =======    =======    ========    ========
  Diluted .......................................   $   .59    $   .62    $   1.65    $   1.26
                                                    =======    =======    ========    ========

Weighted average shares outstanding:

  Basic .........................................     6,116      6,554       6,369       6,631
                                                    =======    =======    ========    ========
  Diluted .......................................     6,318      6,681       6,502       6,822
                                                    =======    =======    ========    ========

Cash dividend declared per common share .........   $   .05               $    .15
                                                    =======    =======    ========    ========



         The accompanying notes are an integral part of the consolidated financial statements.



                         STANLEY FURNITURE COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)
                                                                       Nine Months Ended
                                                                  September 27, September 28,
                                                                       2003        2002
                                                                    ---------    ---------
Cash flows from operating activities:
Cash received from customers ....................................   $ 181,942    $ 167,824
Cash paid to suppliers and employees ............................    (159,628)    (150,676)
Interest paid, net ..............................................      (2,078)      (2,367)
Income taxes paid, net ..........................................      (7,786)      (1,142)
                                                                    ---------    ---------
    Net cash provided by operating activities ...................      12,450       13,639
                                                                    ---------    ---------

Cash flows from investing activities:
Capital expenditures ............................................        (630)        (605)
Other, net ......................................................         (19)         696
                                                                    ---------    ---------
    Net cash (used) provided by investing activities ............        (649)          91
                                                                    ---------    ---------

Cash flows from financing activities:
Proceeds from (repayment of) revolving credit facility, net .....         704         (600)
Repayment of senior notes .......................................      (5,486)      (5,410)
Purchase and retirement of common stock .........................     (14,787)      (3,066)
Dividends paid ..................................................        (952)
Proceeds from exercised stock options ...........................          11        1,194
Proceeds from insurance policy loans ............................         888          795
                                                                    ---------    ---------
    Net cash used by financing activities .......................     (19,622)      (7,087)
                                                                    ---------    ---------

Net increase (decrease) in cash .................................      (7,821)       6,643
Cash at beginning of period .....................................       9,227        1,955
                                                                    ---------    ---------
    Cash at end of period .......................................   $   1,406    $   8,598
                                                                    =========    =========

Reconciliation of net income to net cash provided by operating activities:
Net income ......................................................   $  10,718    $   8,621
    Depreciation and amortization ...............................       4,345        4,477
    Restructuring and related charges (non-cash) ................                    1,755
    Deferred income taxes .......................................        (995)
    Loss on sale of assets ......................................           4           31
    Changes in assets and liabilities:
        Accounts receivable .....................................      (5,882)      (7,891)
        Inventories .............................................        (237)      (6,073)
        Prepaid expenses and other current assets ...............         632        1,863
        Accounts payable ........................................       1,828        5,977
        Accrued salaries, wages and benefits ....................       2,084        2,883
        Other accrued expenses ..................................         208        2,413
        Other assets ............................................        (184)        (167)
        Other long-term liabilities .............................         (71)        (250)
                                                                    ---------    ---------
               Net cash provided by operating activities ........   $  12,450    $  13,639
                                                                    =========    =========

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

The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon the estimated fair value (in thousands, except per share data):

                                                 Three Months         Nine Months
                                                    Ended                Ended
                                            September  September  September  September
                                            27, 2003   28, 2002   27, 2003   28, 2002
                                            --------   --------   --------   ---------
Net income as reported ..................   $  3,716   $  4,139   $ 10,718   $   8,621
Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects ............        432        399      1,295       1,301
                                            --------   --------   --------   ---------
Pro forma net income ....................   $  3,284   $  3,740   $  9,423   $   7,320
                                            ========   ========   ========   =========

Earnings per share:
  Basic - as reported ...................   $   0.61   $   0.63   $   1.68   $    1.30
                                            ========   ========   ========   =========
  Basic - pro forma .....................   $   0.54   $   0.57   $   1.48   $    1.10
                                            ========   ========   ========   =========

  Diluted - as reported .................   $   0.59   $   0.62   $   1.65   $    1.26
                                            ========   ========   ========   =========
  Diluted - pro forma ...................   $   0.52   $   0.56   $   1.45   $    1.08
                                            ========   ========   ========   =========

3.            Restructuring and Related Charges

Beginning in December 2001, the Company has executed a plan to consolidate its manufacturing operations to maximize production efficiencies as a result of excess capacity created by expanded offshore sourcing. Manufacturing operations at its former West End, North Carolina facility were phased out during 2002, including the sale of real estate. The remaining restructuring accrual at September 27, 2003 of $252,000 consists of a lease obligation and certain severance cost.

 4.      Property, Plant and Equipment
                                                              (in thousands)
                                                        September 27, December 31,
                                                            2003          2002
                                                          --------      --------

Land and buildings .................................      $ 38,237      $ 38,237
Machinery and equipment ............................        74,309        74,204
Office fixtures and equipment ......................         1,710         1,710
Construction in progress ...........................           212
                                                          --------      --------
    Property, plant and equipment, at cost .........       114,468       114,151
Less accumulated depreciation ......................        58,523        54,612
                                                          --------      --------
                                                          $ 55,945      $ 59,539
                                                          ========      ========

 5.      Debt
                                                               (in thousands)
                                                          September 27, December 31,
                                                               2003       2002
                                                             -------     -------

7.28% senior notes due through March 15, 2004 ..........     $ 4,285     $ 8,571
7.57% senior note due through June 30, 2005 ............       2,700       3,900
7.43% senior notes due through November 18, 2007 .......       7,143       7,143
6.94% senior notes due through May 3, 2011 .............      10,000      10,000
Revolving credit facility ..............................         704
                                                             -------     -------
  Total ................................................      24,832      29,614
Less current maturities ................................       7,014       6,914
                                                             -------     -------
  Long-term debt, exclusive of current maturities ......     $17,818     $22,700
                                                             =======     =======

 During the third quarter, the Company entered into a new revolving credit agreement. The new agreement provides for maximum borrowings of $25.0 million and matures in August 2005. Interest is payable monthly at the reserve adjusted LIBOR plus .50% per annum (1.62% on September 27, 2003) or, at the Company's option, prime minus 1.0% (3.0% on September 27, 2003). There were no material changes in the financial covenants under the new agreement.

6.       Stockholders' Equity

During the first nine months of 2003, the Company purchased and retired 565,000 shares of its common stock at an aggregate consideration of $14.8 million.

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (in thousands):

                                                             Three Months           Nine Months
                                                                Ended                  Ended
                                                        September  September   September  September
                                                        27, 2003   28, 2002    27, 2003   28, 2002
                                                        --------   --------    --------   --------
      Weighted average shares outstanding
          for basic calculation......................    6,116      6,554        6,369      6,631
      Add:  Effect of dilutive stock options.........      202        127          133        191
                                                         -----      -----        -----      -----
          Weighted average shares outstanding,
              adjusted for diluted calculation.......    6,318      6,681        6,502      6,822
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

In April 2003, the FASB issued Statement No. 149 (FAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company did not have any derivative instruments or hedging activities during the nine months ended September 27, 2003. Adoption of FAS 149 did not have a material effect the Company's financial statements.

In May 2003, the FASB issued Statement No. 150 (FAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of FAS 150 did not have a material effect on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company continues to implement a blended strategy of combining its domestic manufacturing capabilities with an expanding offshore sourcing program and realign manufacturing capacity. Integration of selected imported component parts and finished items in its product line will lower costs, provide design flexibility and offer a better value to its customers. This initiative created excess capacity in the Company's manufacturing facilities. Accordingly, in December 2001, the Company decided to close its manufacturing operations at the West End, North Carolina factory and consolidate production from this facility into other Company facilities. In 2002, manufacturing operations at the West End facility were completely phased out and all closing related activities including the sale of real estate were completed. Restructuring and related cost for the nine month period of 2002 was $3.5 million and consisted of accelerated depreciation and other exit costs, including plant inefficiencies and severance cost. During the third quarter of 2002, the Company determined that $209,000 of restructuring related inventory reserves were no longer required and credited the amount back to income. The restructuring accrual consisting of a lease obligation for real estate and severance costs continued to be paid down during 2003, and is approximately $252,000 as of September 27, 2003.

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

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Income:

                                                         Three Months        Nine Months
                                                            Ended               Ended
                                                   September  September  September September
                                                   27, 2003   28, 2002    27, 2003  28, 2002
                                                    ------     -------    ------    --------
Net sales .....................................     100.0%      100.0%     100.0%    100.0%
Cost of sales .................................      76.0        75.6       76.1      75.7
Restructuring and related charges (credit) ....                   (.3)                 2.0
                                                    -----       -----      -----     -----
  Gross profit ................................      24.0        24.7       23.9      22.3
Selling, general and administrative
  expenses ....................................      14.1        13.0       13.9      13.5
                                                    -----       -----      -----     -----
  Operating income ............................       9.9        11.7       10.0       8.8
Other income, net .............................       (.1)                   (.1)      (.1)
Interest expense ..............................       1.1         1.3        1.1       1.3
                                                    -----       -----      -----     -----
  Income before income taxes ..................       8.9        10.4        9.0       7.6
Income taxes ..................................       3.2         3.7        3.3       2.7
                                                    -----       -----      -----     -----
Net income ....................................       5.7%        6.7%       5.7%      4.9%
                                                    =====       =====      =====     =====

Net sales increased $3.9 million, or 6.3%, for the three month period ended September 27, 2003 from the comparable 2002 period. For the nine month period, net sales increased $11.8 million, or 6.7%, from the 2002 period. The increase for the three and nine month periods was primarily due to higher unit volume. The higher unit volume in the third quarter was partially offset by lower average selling prices.

Gross profit margin for the three and nine month periods of 2003 was 24.0% and 23.9%, respectively, compared to 24.7% and 22.3% for the 2002 periods. The lower gross profit margin for the nine month period of 2002 is primarily due to restructuring and related charges resulting from closing a factory to realign the Company's manufacturing facilities. Excluding restructuring and related charges in 2002, gross profit margin for the three and nine month period of 2003 decreased primarily due to transition and start up costs from increased sourcing including lower production levels at the Company's domestic facilities, and an increase in wages and benefits. These costs were mostly offset by savings from sourcing initiatives and realignment of manufacturing capacity.

Selling, general and administrative expenses for the three and nine month periods of 2003 as a percentage of net sales increased to 14.1% and 13.9%, respectively, from 13.0% and 13.5% for the comparable 2002 periods. Selling, general and administrative expenditures increased in the three and nine month periods of 2003 primarily due to the Company's sourcing program, increased marketing and product development costs. This trend is expected to continue resulting in higher selling, general and administrative expense in the fourth quarter of 2003 compared to the fourth quarter of 2002.

As a result of the above, operating income as a percentage of net sales was 9.9% and 10.0% for the three and nine month periods of 2003, compared to 11.7% and 8.8%, respectively, for the comparable 2002 periods.

Interest expense for the three and nine month periods of 2003 decreased primarily due to lower average debt levels.

The effective tax rate is expected to be 36.3% for 2003 compared to 35.5% for 2002. The increase in the effective tax rate is primarily due to higher state income taxes resulting from the phase-out of certain state tax credits.

Financial Condition, Liquidity and Capital Resources

Cash generated from operations was $12.5 million in the first nine months of 2003 compared to $13.6 million in the 2002 period. The increase in cash received from customers and cash paid to suppliers and employees was primarily due to higher sales. Higher tax payments resulting from an increase in earnings offset cash generated from higher sales.

Net cash used by investing activities was $649,000 in the 2003 period compared to cash provided by investing activities of $91,000 in 2002. In 2002, the Company received net proceeds of $696,000 from the sale of real estate at its former West End, North Carolina facility. Capital expenditures in 2003 are anticipated to be approximately $1.0 to $1.5 million.

Net cash used by financing activities was $19.6 million in the 2003 period compared to $7.0 million in the 2002 period. In the 2003 period, cash from operations, available cash and proceeds from the revolving credit facility provided funds for the purchase of Company common stock, senior debt payments, and cash dividends. During the 2003 period, $14.8 million was used to purchase 565,000 shares of the Company's common stock in the open market at an average price of $26.15. Approximately $10.2 million remains authorized by the Company's Board of Directors to repurchase shares of the Company's common stock. In the 2002 period, cash from operations and proceeds from the exercise of stock options provided cash for senior debt payments and repayment of the revolving credit facility.

At September 27, 2003, long-term debt including current maturities was $24.8 million. Debt service requirements are $2.1 million remaining in 2003, $7.0 million in 2004, $4.3 million in 2005, $2.9 million in 2006 and $2.9 million in 2007. During the third quarter, the Company entered into a new revolving credit agreement. The new agreement provides for maximum borrowings of $25.0 million and matures in August 2005. As of September 27, 2003, approximately $24.3 million of additional borrowings were available under this revolving credit facility and cash on hand was $1.4 million. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

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

In April 2003, the FASB issued Statement No. 149 (FAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company did not have any derivative instruments or hedging activities during the nine months ended September 27, 2003. Adoption of FAS 149 did not have a material effect the Company's financial statements.

In May 2003, the FASB issued Statement No. 150 (FAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of FAS 150 did not have a material effect on the Company's financial statements.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Because the Company's obligation under its revolving credit facility bears interest at a variable rate, the Company is sensitive to changes in prevailing interest rates. A one-percentage point fluctuation in market interest rates would not have a material impact on earnings during the first nine months of 2003.

ITEM 4.  Controls and Procedures

The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)), based on their evaluation of such controls and procedures conducted as of the end of the period covered by this report, are effective to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 3         By-laws of the Registrant as amended.(1)

         Exhibit 10.1 Credit Agreement, dated August 29, 2003, between the Registrant and SouthTrust Bank.(1)

         Exhibit 31.1 Certification by Jeffrey R. Scheffer, Chief Executive Officer of the Company, pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

         Exhibit 31.2 Certification by Douglas I. Payne, Chief Financial Officer of the Company, pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

         Exhibit 32.1 Certification of Jeffrey R. Scheffer, Chief Executive Officer of the Company, pursuant to 18
                           U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (1)

         Exhibit 32.2 Certification of Douglas I. Payne, Chief Financial Officer of the Company, pursuant to 18 U. S. C.
                           Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (1)

 (b)     Reports on Form 8-K

         None
---------------------------
(1) Filed herewith.

                                                          SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          STANLEY FURNITURE COMPANY, INC.


Date: October 14, 2003                    By: /s/ Douglas I. Payne
                                          ------------------------
                                          Douglas I. Payne
                                          Executive V.P. - Finance &
                                          Administration and Secretary
                                         (Principal Financial and Accounting
                                          Officer)