Form 10-K
period 2003-12-31
STANLEY FURNITURE CO INC/
filed 2004-02-20
CIK 797465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                         Commission file number 0-14938

                         STANLEY FURNITURE COMPANY, INC.
             (Exact name of Registrant as specified in its Charter)

                              Delaware 54-1272589
                             --------------------
                (State or other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification Number)

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

Aggregate market value of the voting and non-voting equity stock held by non-affiliates of the Registrant based on the closing price on June 28, 2003:
$155 million

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of February 13, 2004:

   Common Stock, par value $.02 per share                  6,201,047
   --------------------------------------             ---------------------
          (Class of Common Stock)                       Number of Shares

Documents incorporated by reference: Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders scheduled for April 14, 2004 are incorporated by reference into Part III.

                                TABLE OF CONTENTS


Part I                                                                    Page


      Item 1      Business..........................................        3
      Item 2      Properties........................................        7
      Item 3      Legal Proceedings.................................        7
      Item 4      Submission of Matters to a Vote of Security Holders       7



Part II


      Item 5      Market for Registrant's Common Equity and Related
                  Stockholder Matters...............................        9
      Item 6      Selected Financial Data...........................       10
      Item 7      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...............       11
      Item 7A     Quantitative and Qualitative Disclosures about
                  Market Risks......................................       16
      Item 8      Consolidated Financial Statements and Supplementary
                  Data..............................................       16
      Item 9      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure...............       16
      Item 9A     Controls and Procedures...........................       16


Part III


      Item 10     Directors and Executive Officers of the Company...       16
      Item 11     Executive Compensation............................       17
      Item 12     Security Ownership of Certain Beneficial Owners and
                  Management........................................       17
      Item 13     Certain Relationships and Related Transactions....       17
      Item 14     Principal Accountant Fees and Services............       17


Part IV

      Item 15     Exhibits, Financial Statement Schedule and Reports on
                  Form 8-K..........................................       17

      Signatures  ..................................................       21

      Index to Consolidated Financial Statements and Schedule.......      F-1

Stanley Furniture Company, Inc.

                                     PART I

Item 1.     Business

General

      Stanley Furniture Company, Inc. (the "Company" or "Stanley") is a leading designer and manufacturer of residential wood furniture exclusively targeted at the upper-medium price range. The Company offers diversified product lines across all major style and product categories within this price range. This product depth and extensive style selection makes the Company a complete wood furniture resource for retailers in its price range and allows the Company to respond more quickly to shifting consumer preferences. The Company has established a broad distribution network that includes independent furniture stores, department stores and regional furniture chains. To provide its products and support this broad distribution network, the Company has implemented a blended operating strategy combining efficient and flexible manufacturing processes with offshore sourcing of component parts and finished goods. The Company emphasizes continuous improvement in its manufacturing and sourcing processes to enable it to continue providing competitive advantages to its customers, such as quick delivery, reduced inventory investment, high quality, and value.

      In 2001, the Company began to expand its offshore sourcing as it began implementing its blended operating strategy. The increased offshore sourcing created excess capacity in the Company's manufacturing facilities and the Company closed its former West End, North Carolina facility beginning in late 2001 and realigned production at its Lexington, North Carolina facility in 2003.

Products and Styles

      The Company's product lines cover all major design categories, and include dining room, bedroom, home office, home entertainment, accent tables and youth furniture marketed as Young America(R). Recently the Company began expanding its Young America(R) offerings to include playroom, accent pieces for the bath and infant furniture marketed as Young America Baby(TM). The Company believes that the diversity of its product lines enables it to anticipate and respond quickly to changing consumer preferences and provides retailers a complete wood furniture resource in the upper-medium price range. The Company believes that its products represent good value and that the quality and style of its furniture compare favorably with more premium-priced products.

      The Company provides products in a variety of woods, veneers, and finishes. The number of styles by product line currently marketed by the Company is set forth in the following table:

                                      Number of Styles
                                      ----------------

        Dining room...................................................     24
        Bedroom.......................................................     24
        Youth furniture (Young America(R))............................     22
        Home entertainment and accent tables..........................     20
        Home office...................................................     18

      These product lines cover all major design categories including European traditional, contemporary/transitional, American traditional and country/casual designs.

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

Distribution

      The Company has developed a broad domestic and international customer base and sells its furniture through approximately 60 independent sales representatives to independent furniture retailers, department stores and regional furniture chains. Representative customers in alphabetical order include, Carson Pirie Scott, Dillards, Federated Department Stores, Furnitureland South, Jordan's, Marshall Fields, Nebraska Furniture Mart, Raymour & Flanigan, Robb & Stucky and Rooms To Go Kids. The Company believes this broad network reduces its exposure to regional recessions, and allows it to capitalize on emerging channels of distribution. The Company offers tailored marketing programs to address each channel of distribution.

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

     The Company sold to approximately 2,600 customers during 2003, and approximately 4% of the Company's sales in 2003 were to international customers. No single customer accounted for more than ten percent of the Company's sales in 2003. No material part of the Company's business is dependent upon a single customer, the loss of which would have a material effect on the business of the Company. The loss of several of the Company's major customers could have a material impact on the business of the Company.

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

      The Company also integrates the sourcing of selected component parts and finished items with its manufacturing operations to further enhance its product and distribution strategy. The Company acquires selected finished items and component parts from a limited number of offshore suppliers who can meet the Company's quality specifications, production efficiency and scheduling requirements. Approximately 20% of the Company's sales volume in 2003 came from products sourced from six countries with China representing the largest volume. Approximately 30% of 2004 sales is expected to come from sourced products.

      The Company operates manufacturing facilities in North Carolina and Virginia consisting of an aggregate of approximately 3.2 million square feet. The Company considers its present facilities to be generally modern, well-equipped and well-maintained.

      The Company shipped customer orders within 15 days on average during 2003 with average finished goods inventory turns of 5.5. The Company schedules production of its various styles based upon actual and anticipated orders. Since the Company ships customer orders on average in 15 days, management believes that the size of its backlog is not necessarily indicative of its long-term operations. The Company's backlog of unshipped orders was $19.6 million at December 31, 2003 and $15.4 million at December 31, 2002.

Raw Materials

      The principal materials used by the Company in manufacturing its products include lumber, veneers, plywood, particle board, hardware, glue, finishing materials, glass products, laminates, fabrics and metals. The Company uses a variety of species of lumber, including cherry, oak, ash, poplar, pine and maple. The Company's five largest suppliers accounted for approximately 24% of its purchases in 2003. The Company believes that its sources of supply for these materials are adequate and that it is not dependent on any one supplier.

Competition

      The Company ranked 21st among the largest furniture manufacturers in North America based on 2002 sales, according to Furniture/Today, a trade publication. The furniture industry is highly competitive and includes a large number of foreign and domestic manufacturers, none of which dominates the market. In addition, competition has significantly increased from foreign manufacturers in countries such as China which have lower production costs. The markets in which the Company competes include a large number of relatively small manufacturers; however, certain competitors of the Company have substantially greater sales volumes and financial resources than the Company. Competitive factors in the upper-medium price range include style, price, quality, delivery, design, service, and durability. The Company believes that its manufacturing processes, its sourcing strategy, its long-standing customer relationships and customer responsiveness, its consistent support of existing diverse product lines that are high quality and good value, and its experienced management are competitive advantages.

Associates

      At December 31, 2003, the Company employed approximately 2,500 associates. None of the Company's associates are represented by a labor union. The Company considers its relations with its associates to be good.

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

Forward-Looking Statements

       Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes," "estimates," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include competition in the furniture industry including competition from lower-cost foreign manufacturers, the Company's success in implementing its blended strategy of expanded offshore sourcing and domestic manufacturing, disruptions in offshore sourcing including those arising from supply or distribution disruptions or changes in political or economic conditions affecting the countries from which the Company obtains offshore sourcing, international trade policies of the United States and countries from which the Company obtains offshore sourcing, the cyclical nature of the furniture industry, fluctuations in the price for lumber which is the most significant raw material used by the Company, fluctuations in foreign freight cost, credit exposure to customers, capital costs and general economic conditions. Any forward looking statement speaks only as of the date of this filing, and the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

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

Item 2.    Properties

       Set forth below is certain information with respect to the Company's principal properties. The Company believes that all these properties are well maintained and in good condition. All Company plants are equipped with automatic sprinkler systems and modern fire protection equipment, which management believes are adequate. All facilities set forth below are active and operational. Production capacity and extent of utilization of the Company's facilities are difficult to quantify with certainty because maximum capacity and utilization varies periodically depending upon the product being manufactured, the amount of component parts and finished items outsourced, and the utilization of the labor force at the facility. In this context, the Company estimates that its facilities operated at approximately 70-75% of capacity in 2003, principally on a one shift basis. The Company believes available capacity at its facilities together with the integration of selected imported component parts and finished items will be adequate to expand production to meet anticipated product requirements.

                                                    Approximate       Owned
                                                   Facility Size        or
Location                     Primary Use           (Square Feet)      Leased
--------                     -----------            -----------       ------
Stanleytown, VA            Manufacturing and
                           Corporate Headquarters    1,721,000         Owned
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

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

      None.

Executive Officers of the Registrant

      The Company's executive officers and their ages as of January 1, 2004 are as follows:

Name                            Age       Position
----                            ---       --------
Albert L. Prillaman...........  58        Chairman
Jeffrey R. Scheffer...........  48        President and Chief Executive Officer
Douglas I. Payne..............  45        Executive Vice President -Finance and
                                             Administration and Secretary
Philip D. Haney...............  49        Executive Vice President - Marketing/
                                             Sales - Stanley Collections
Robert A. Sitler, Jr..........  43        Senior Vice President - Operations
R. Glenn Prillaman............  32        Senior Vice President - Marketing/
                                             Sales - Young America(R)

     Albert L. Prillaman has been Chairman of the Board of Directors since September 1988. Mr. Prillaman served as Chief Executive Officer of the Company from December 1985 to December 2002. Mr. Prillaman also served as President from 1985 until April 2001. Prior to 1985, Mr. Prillaman served as Vice President of the Company and President of the Stanley Furniture division of the Company's predecessor since 1983, and in various executive and other capacities with the Stanley Furniture division of the predecessors Company since 1969. Albert L. Prillaman is the father of R. Glenn Prillaman.

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

     Philip D. Haney has been Executive Vice President - Marketing/Sales - Stanley Collections since August 2003. Mr. Haney previously held the position of Executive Vice President - Marketing and Sales since his employment by the company in October 2002. Prior to his employment with the Company, Mr. Haney served as President of Karastan Rug and Home from August 2002 to October 2002 and was Senior Vice President, Marketing and Sales at Karastan from 1998 to August 2002.

      Robert A. Sitler, Jr. has been Senior Vice President - Operations since November 2003. Mr. Sitler previously held the position of Vice President - Manufacturing Services since November 2001. Prior to that time, Mr. Sitler held various management positions in credit, manufacturing, human resources, supply management and global sourcing since his employment by the company in 1985.

     R. Glenn Prillaman has been Senior Vice President - Marketing/Sales - Young America(R) since August 2003. Mr. Prillaman previously held the position of Vice President - Product Manager since January 2002. Mr. Prillaman held various management positions in product development for Young America(R) since his return to the Company in June 1999. From January 1996 to June 1999, Mr. Prillaman was employed by various golf course management companies and golf equipment manufacturers. From September 1994 to January 1996, Mr. Prillaman was employed by the Company in product development and was an independent sales representative for the Company from July 1993 to August 1994. R. Glenn Prillaman is the son of Albert L. Prillaman.

                                PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's common stock is quoted on The Nasdaq Stock Market ("Nasdaq") under the symbol STLY. The table below sets forth the high and low sales prices per share, for the periods indicated, as reported by Nasdaq.

                                                                      Dividends
                                        High              Low           Paid
    2003
    First Quarter..............        $25.15           $18.26          $.05
    Second Quarter.............         27.42            20.69           .05
    Third Quarter..............         33.19            26.18           .05
    Fourth Quarter.............         33.08            29.50           .05



    2002
    First Quarter..............        $33.25           $23.29
    Second Quarter.............         36.82            26.44
    Third Quarter..............         27.05            17.70
    Fourth Quarter.............         26.20            19.75

As of February 13, 2004, there were approximately 1,800 beneficial stockholders. Prior to 2003 the Company used all earnings to finance the growth and development of its business and to repurchase its common stock. Accordingly no cash dividends were paid through December 31, 2002. The Company's Board of Directors initiated an annual dividend policy of $.20 per share in January 2003 and increased the annual dividend policy to $.40 per share in January 2004. The Company's dividend policy is subject to review and revision by the Board of Directors and any future payments will depend upon the financial condition, capital requirements and earnings of the Company, as well as other factors that the Board of Directors may deem relevant. The Company's ability to pay dividends and repurchase its common stock is restricted under certain loan covenants. See
Note 3 of the Notes to Consolidated Financial Statements.

                      Equity Compensation Plan Information

      The following table summarizes our equity compensation plans as of December 31, 2003:

                                   Number of shares to be    Weighted-average        Number of shares
                                   issued upon exercise      exercise price of       remaining available for
                                   of outstanding options,   outstanding options,    future issuance under
                                   warrants and rights       warrants, and rights    equity compensation plans
Equity compensation plans
  approved by stockholders                 719,000                   $25.68                241,000

Equity compensation plans
  not approved by stockholders(1)          100,000                   $27.88
                                           -------                   ------                --------

Total                                      819,000                   $25.95                241,000
                                           =======                   ======                =======

(1) Represents a one time option grant to Jeffrey R. Scheffer, in connection with his employment as President and Chief Operating Officer of the Company in April 2001.

                                       9



Item 6.     Selected Financial Data
                                                        Years Ended December 31,
                                       -------------------------------------------------------
                                         2003        2002        2001       2000        1999
                                       --------    --------    --------   --------    --------
                                                (in thousands, except per share data)
Income Statement Data:
Net sales ..........................   $260,641    $239,485    $234,322   $283,092    $264,717
Cost of sales ......................    198,788     180,905     181,356    214,499     196,631
Restructuring and related charges(1)                  3,548       2,290
                                       --------    --------    --------   --------    --------
    Gross profit ...................     61,853      55,032      50,676     68,593      68,086
Selling, general and administrative
  expenses .........................     35,637      32,671      30,482     33,656      33,796
Unusual charge(2) ..................                              2,800
Restructuring and related charges(1)                                733
                                       --------    --------    --------   --------    --------
  Operating income .................     26,216      22,361      16,661     34,937      34,290
Other expense (income), net ........       (203)       (219)         47        (82)        388
Interest expense ...................      2,748       3,090       4,007      4,003       3,478
                                       --------    --------    --------   --------    --------
  Income before income taxes .......     23,671      19,490      12,607     31,016      30,424
Income taxes .......................      8,521       6,919       4,286     11,476      11,211
                                       --------    --------    --------   --------    --------
  Net income .......................   $ 15,150    $ 12,571    $  8,321   $ 19,540    $ 19,213
                                       ========    ========    ========   ========    ========

Basic Earnings Per Share:
Net income .........................   $   2.40    $   1.90    $   1.26   $   2.76    $   2.70
                                       ========    ========    ========   ========    ========
Weighted average shares ............      6,326       6,609       6,610      7,076       7,119
                                       ========    ========    ========   ========    ========

Diluted Earnings Per Share:
Net income .........................   $   2.34    $   1.85    $   1.21   $   2.63    $   2.47
                                       ========    ========    ========   ========    ========
Weighted average shares(3) .........      6,462       6,782       6,900      7,429       7,770
                                       ========    ========    ========   ========    ========

Cash dividends paid per share ......   $    .20
                                       ========

Balance Sheet and Other Data:
Cash ...............................   $  2,509    $  9,227    $  1,955   $  1,825    $  3,597
Inventories ........................     54,638      54,158      49,522     54,423      43,580
Working capital ....................     64,455      62,944      51,271     53,759      38,531
Total assets .......................    164,203     172,485     163,003    179,206     170,522
Long-term debt including
  current maturities ...............     22,700      29,614      37,053     52,169      38,404
Stockholders' equity(3) ............    102,558      99,687      87,294     79,477      79,573
Capital expenditures(4) ............      1,243       1,037       4,172      6,068      25,566
Stock repurchases:
  Shares ...........................        566         158          86        869         227
  Total cost .......................   $ 14,788    $  3,066    $  1,973   $ 19,754    $  4,708

(1) The Company recorded restructuring and related charges in 2002 of $3.6 million (or $.34 per diluted share) and $3.0 million (or $.29 per diluted share) in 2001 for the closure of a manufacturing facility. See Note 8 of Notes to Consolidated Financial Statements.
(2) In 2001, the Company recorded a $2.8 million (or $.26 per diluted share) charge to write off amounts due from a major customer. See Note 9 of Notes to Consolidated Financial Statements.
(3)   In 2002, the Company issued 49,000 shares to the Stanley Retirement Plan.
(4) The 1999 capital expenditures were primarily for capacity expansion projects including a new facility.

Item 7.  Management's Discussion and Analysis of Financial Condition and
                               Results of Operations
         ---------------------------------------------------------------

      The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto contained elsewhere herein.

Overview

      Over the past few years the residential wood furniture industry has experienced a surge in low cost imported products, primarily from China. Imports have grown dramatically in the past few years and according to industry sources it is estimated that imports now account for approximately half of all residential wood furniture sold in the United States.

      In response to this trend we continue to develop a blended strategy of combining our domestic manufacturing capabilities with an expanding offshore sourcing program and to realign manufacturing capacity. We are integrating selected imported component parts and finished items in our product line to lower costs, provide design flexibility and offer a better value to our customers. Sourced products represented approximately 20% of our sales in 2003 and we anticipate this percentage to level off at approximately 30% of sales for 2004.

      The increase in offshore sourcing has created excess capacity in our manufacturing facilities which has caused us to reduce and realign manufacturing capacity. We closed a manufacturing facility in 2002 (our former West End, North Carolina factory) and reduced operations at another manufacturing facility in 2003. We have realigned production so that each of our current manufacturing facilities is focused on specific product lines of compatible products to improve quality and lower production costs.

      These actions have reduced our manufacturing capacity by approximately 15% to 20%. However, we operated at approximately 70% to 75% of this reduced capacity in 2003. Near-term operating margins will continue to be negatively impacted by low capacity utilization rates as the proportion of sourced goods is expected to grow from approximately 20% of sales in 2003 to approximately 30% of sales in 2004.

      We are reluctant to further reduce our manufacturing capacity at the present time in order to provide protective capacity for improved demand and the uncertainty of the outcome of the dumping investigation currently being conducted by the U.S. Department of Commerce and the International Trade Commission. If the investigation determines Chinese manufacturers are illegally dumping wooden bedroom furniture into the U. S. market, tariffs will be applied to future imports of wooden bedroom furniture from China. While we cannot predict the outcome or quantify the potential impact, we believe a favorable ruling on behalf of the petitioners will have a positive impact on our financial performance since we source a smaller percentage of wooden bedroom furniture from China than most of our competition.

      We will continue to evaluate our manufacturing capacity needs considering increased offshore sourcing, current and anticipated demand for our products, the outcome of the dumping investigation regarding wooden bedroom furniture produced in China, overall market conditions and other factors we consider relevant. Further capacity reductions could cause asset impairment or other restructuring charges in the future.

Results of Operations

      The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Income:

                                                  For the Years Ended
                                                      December 31,
                                               -------------------------
                                                2003      2002      2001
                                               -----     -----     -----
Net sales ..................................   100.0%    100.0%    100.0%
Cost of sales ..............................    76.3      75.5      77.4
Restructuring and related charges ..........               1.5       1.0
                                               -----     -----     -----
  Gross profit .............................    23.7      23.0      21.6
Selling, general and administrative expenses    13.6      13.6      13.0
Unusual charge .............................                         1.2
Restructuring and related charges ..........                          .3
                                               -----     -----     -----
  Operating income .........................    10.1       9.4       7.1
Other income, net ..........................      .1        .1
Interest expense ...........................     1.1       1.3       1.7
                                               -----     -----     -----
  Income before income taxes ...............     9.1       8.2       5.4
Income taxes ...............................     3.3       2.9       1.8
                                               -----     -----     -----
  Net income ...............................     5.8%      5.3%      3.6%
                                               =====     =====     =====

2003 Compared to 2002

         Net sales increased $21.2 million, or 8.8%, in 2003 compared to 2002. The increase was due primarily to higher unit volume. We believe this higher unit volume is due to gains in market share resulting from our blended operating strategy that has allowed us to offer improved product styling and value to our customers. While industry sales trends improved in the second half of 2003, the industry reported a sales decrease in 2003.

      Gross profit margin for 2003 increased to 23.7% from 23.0% in 2002. Lower gross profit margin in 2002 was due primarily to restructuring and related charges resulting from closing a factory to reduce our manufacturing capacity. The gross profit margin for 2003 increased due to savings from sourcing initiatives and the realignment of manufacturing capacity. These savings were mostly offset by transition and start up costs from increased offshore sourcing, lower production levels at our manufacturing facilities, and other inflationary costs including wages and employee benefits.

      Selling, general and administrative expenses as a percentage of net sales was 13.6% for both 2003 and 2002. Selling, general and administrative expenditures increased $3.0 million in 2003 due primarily to higher sales, expansion of our offshore sourcing program and increased marketing and product development costs. These increases were partially offset by a $780,000 decrease in bad debt expense. We recognized $760,000 of bad debt expense in 2002 compared to a net reversal of $20,000 in 2003 due to a decrease in accounts receivable from certain customers experiencing financial difficulties. We expect the trend of higher sourcing costs and increases in certain marketing and product development costs to continue in 2004.

      As a result of the above, operating income for 2003 increased to $26.2 million, or 10.1% as a percentage of net sales, from $22.4 million, or 9.4% as a percentage of net sales, in 2002.

      Interest expense for 2003 decreased due primarily to lower average debt levels.

      The Company's effective income tax rate for 2003 increased to 36.0% from 35.5% in 2002, due primarily to higher state income taxes resulting from the phase-out of certain state tax credits.

2002 Compared to 2001

      Net sales increased $5.2 million, or 2.2%, for 2002 compared to 2001. The increase was due primarily to higher unit volume.

      Gross profit margin for 2002 increased to 23.0% from 21.6% in 2001. The increase was due primarily to cost savings resulting from closing our former West End, North Carolina facility, offshore sourcing initiatives and lower raw material cost. This improvement was partially offset by increased restructuring related charges, lower production levels and higher wage and employee benefit expenses, primarily increased health care claims and pension expense.

      Selling, general and administrative expenses for 2002 as a percentage of net sales increased to 13.6% from 13.0% for 2001. Selling, general and administrative expenses increased $2.2 million compared to 2001 primarily as a result of the reinstatement of management bonuses due to higher earnings, higher selling expenses related to new product introductions and increased sales.

      An unusual charge of $2.8 million was recorded in 2001 to write off amounts due from a major customer, which declared bankruptcy and closed its stores.

      As a result of closing a facility to reduce our manufacturing capacity, we recorded total restructuring and related charges of $6.5 million. In 2002, we recorded restructuring and related charges, as a component of cost of sales, of $3.5 million pretax, that included $1.7 million for accelerated depreciation and $1.8 million for other exit costs, including plant operating inefficiencies and severance cost. In 2001, we recorded restructuring and related charges of $3.0 million that included $2.0 million in accelerated depreciation and $1.0 million for other exit costs. The restructuring accrual at December 31, 2002 of $450,000 consists of a lease obligation for real estate and severance cost.

      As a result of the above, operating income increased to $22.4 million from $16.7 million in 2001.

      Interest expense for 2002 decreased due primarily to lower average debt levels.

      The Company's effective income tax rate increased to 35.5% for 2002 from 34.0% in 2001. The lower 2001 percentage was due to lower state income taxes.

Financial Condition, Liquidity and Capital Resources

      Our sources of liquidity include cash on hand, cash from operations and amounts available under a $25.0 million credit facility. These sources have been adequate for day-to-day expenditures, debt payments, purchases of the Company's stock, capital expenditures and payment of cash dividends to stockholders. We expect these sources of liquidity to continue to be adequate for the future.

      Working capital has increased due to higher overall finished goods inventory levels as the proportion of our sales from sourced products has increased. To support our delivery performance, we maintain a higher inventory level of sourced products compared to those we manufacture. This is partially offset by lower raw material inventories. We expect this trend to continue in 2004.

      Capital expenditures for 2004 are anticipated to be approximately $2.0 million to $3.0 million for normal replacements and improvements. As both our sales and the proportion of sourced goods increase we anticipate the need for additional warehouse space. Near-term we anticipate leasing space to accommodate our needs. However, should we decide to invest in our own facilities this could increase our anticipated capital expenditures.

      During 2003, the Company purchased 566,000 shares of its stock in the open market at an average price of $26.15. At December 31, 2003, approximately $10.2 million remains authorized by our Board of Directors to repurchase shares of the Company's common stock. Consequently, we may, from time to time, either directly or through agents, repurchase our common stock in the open market, through negotiated purchases or otherwise, at prices and on terms satisfactory to the Company. Depending on market prices and other conditions relevant to the Company, such purchases may be discontinued at any time. The Company's Board of Directors initiated an annual dividend policy of $.20 per share in January 2003 and increased the annual dividend policy to $.40 per share in January 2004. The aggregate payments for 2004 are expected to be approximately $2.5 million.

     The Company generated cash from operations of $14.3 million in 2003 compared to $16.1 million in 2002 and $19.8 million in 2001. The increase in cash received from customers and cash paid to suppliers and employees for 2003 was due primarily to higher sales. Higher tax payments in 2003 compared to 2002 resulted from timing of estimated tax payments and higher income. The decrease in cash generated from operations for 2002 compared to 2001 is attributable primarily to reduced collections from customers as a majority of the sales increase occurred in the fourth quarter of 2002 and was collected in the first quarter of 2003. Offsetting this decrease in 2002 was lower tax payments required during 2002 as overpayments in 2001 were applied to 2002. The cash generated from operations in 2003, 2002 and 2001 was used to repurchase common stock, reduce borrowings, pay cash dividends and fund capital expenditures, reflecting the Company's balanced strategy regarding its use of capital.

      Net cash used by investing activities was $1.3 million in 2003 compared to $342,000 and $4.2 million in 2002 and 2001, respectively. The decline in capital expenditures for both 2003 and 2002 compared to 2001 is due to the relocation of a significant portion of the machinery and equipment from a previously closed facility to other Company facilities and used in lieu of normal replacements. The expenditures in 2003, 2002 and 2001 were primarily for plant and equipment and other assets in the normal course of business. In 2002, the Company received net proceeds of $695,000 from the sale of real estate at its former West End, North Carolina facility.

      Net cash used by financing activities was $19.7 million, $8.5 million and $15.4 million in 2003, 2002 and 2001, respectively. In 2003 and 2002, cash from operations and proceeds from the exercise of stock options provided cash for purchase and retirement of the Company's common stock and senior debt payments. In 2003, these funds were also used to pay cash dividends. In 2001, cash from operations and proceeds from the issuance of $10.0 million in senior notes provided cash for reduction of borrowings under the revolving credit facility, senior debt payments, capital expenditures and purchase and retirement of the Company's common stock. In 2002, 85,914 shares of the Company's common stock were surrendered by an executive officer to the Company in payment of a $2.6 million outstanding loan and accrued interest, relating to stock option exercises in 2000.

      At December 31, 2003, long-term debt including current maturities was $22.7 million. Debt service requirements are $7.0 million in 2004, $4.3 million in 2005, $2.9 million in 2006 and $2.9 million in 2007. As of December 31, 2003, approximately $25.0 million of additional borrowings were available under the Company's revolving credit facility and cash on hand was $2.5 million.

The following table sets forth the Company's contractual cash obligations and other commercial commitments at December 31, 2003:

                                          Payment due or commitment expiration
                                                   Less than                        Over
                                            Total    1 year   2-3 years 4-5 years  5 years

Contractual cash obligations:
   Long-term debt ......................   $22,700   $ 7,014   $ 7,114   $ 4,286   $ 4,286
   Operating leases ....................     1,125       774       294        57
                                           -------   -------   -------   -------   -------
      Total contractual cash obligations   $23,825   $ 7,788   $ 7,408   $ 4,343   $ 4,286
                                           =======   =======   =======   =======   =======
Other commercial commitments:
   Letters of credit ...................   $ 2,382   $ 2,382
                                           =======   =======

                                       14
Critical Accounting Policies

      Management has chosen accounting policies that are necessary to accurately and fairly report the Company's operational and financial position. Below are the critical accounting policies that involve the most significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

      Allowance for doubtful accounts - The Company maintains an allowance for doubtful receivables for estimated losses resulting from the inability of trade customers to make required payments. The Company provides an allowance for specific customer accounts where collection is doubtful and also provides an allowance for other accounts based on historical collection and write-off experience. Judgment is critical because some customers have experienced financial difficulties. As the financial condition of these customers change, the level of such allowances will be reevaluated. During 2003, the credit exposure related to certain customer accounts experiencing financial difficulties declined resulting in a decrease in the allowance for doubtful receivables.

      Inventory valuation - Inventory is valued at the lower of cost or market. Cost for all inventories is determined using the first-in, first-out (FIFO) method. The Company evaluates its inventory to determine excess or slow moving items based on current order activity and projections of future demand. For those items identified, the Company estimates its market value or net sales value based on current trends. Those items having a net sales value less than cost are written down to their net sales value. This process recognizes projected inventory losses when they become evident rather than at the time they are sold.

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

      Pension costs - The Company's pension expense is developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are usually updated on an annual basis at the beginning of each year. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension costs may occur in the future due to changes in these assumptions. The key assumptions used in developing 2003 net pension costs were 6.5% for both the discount rate and expected return on plan assets compared to 7.25% and 7.50%, respectively, in 2002. As a result, net pension cost increased $301,000, excluding the impact of settlement expense. In establishing its expected return on plan assets assumption, the Company reviews asset allocation considering plan maturity and develops return assumptions based on different asset classes adjusting for plan operating expenses. Actual asset over/under performance compared to expected returns will respectively decrease/increase unrecognized loss. The change in the unrecognized loss will change amortization cost in upcoming periods. A one percentage point change in the expected return assumption in the current year would have resulted in a change in pension expense of approximately $150,000. Net pension cost for 2004 is expected to increase slightly, primarily as a result of a reduction in the discount rate from 6.5% to 6.0%.

      The Company does not have transactions or relationships with "special purpose" entities, and the Company does not have any off balance sheet financing other than normal operating leases primarily for showroom and certain technology equipment.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

      Because the Company's obligation under its revolving credit facility bears interest at a variable rate, the Company is sensitive to changes in prevailing interest rates. A one-percentage point fluctuation in market interest rates would not have had a material impact on earnings in 2003.

Item 8.   Financial Statements and Supplementary Data

      The consolidated financial statements and schedule listed in Items 15(a)(1) and (a)(2) hereof are incorporated herein by reference and are filed as part of this report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
                               Financial Disclosure
          ---------------------------------------------------------------

      None.

Item 9a.  Controls and Procedures

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

                                    PART III

Item 10.   Directors and Executive Officers of the Company

Information relating to the directors of the Company is set forth under the caption "Election of Directors" of the Company's proxy statement (the "2004 Proxy Statement") for its annual meeting of shareholders scheduled for April 14, 2004. Such information is incorporated herein by reference.

Information relating to compliance with section 16(a) of the Exchange Act is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's 2004 Proxy Statement and is incorporated herein by reference.

Information relating to the Board of Directors determinations concerning whether a member of the Audit Committee of the Board is a "financial expert" as that term is defined under Item 401(h) of Regulation S-K is set forth under the caption "Board and Board Committee Information" of the Company's 2004 Proxy Statement and is incorporated herein by reference.

Information concerning the executive officers of the Company is included in Part I of this report under the caption "Executive Officers of the Company."

The Company has adopted a code of ethics that applies to the Company's associates, including the principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions. The Company's code of ethics is posted on its website at www.stanleyfurniture.com.

Item 11.   Executive Compensation

Information relating to executive compensation for the Company is set forth under the caption "Compensation of Executive Officers" of the Company's 2004 Proxy Statement. Such information is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Information for the Company relating to this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's 2004 Proxy Statement. Such information is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

None

Item 14    Principal Accountant Fees and Services

Information for the Company relating to this item is set forth under the caption "Independent Public Accountants" of the Company's 2004 Proxy Statement. Such information is incorporated herein by reference.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedule and Reports on Form 8-K
          --------------------------------------------------------------

(a) Documents filed as a part of this Report:

(1) The following consolidated financial statements are included in this report on Form 10-K:

      Report of Independent Auditors
      Consolidated Balance Sheets as of December 31, 2003 and 2002
      Consolidated Statements of Income for each of the three years in the period ended December 31, 2003
      Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 2003 Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003 Notes to Consolidated Financial Statements

(2) Financial Statement Schedule:

      Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2003

(b) The following reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report: A report on Form 8-K was filed October 14, 2003 to announce the Board of Directors authorization of additional funds for its stock repurchase program and quarterly cash dividend.

(c)   Exhibits:

3.1 The Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-K (Commission File No. 0-19938) for the year ended December 31,
         1998).

3.2 By-laws of the Registrant as amended (incorporated by reference to Exhibit 3 to the Registrant's Form 10-Q (Commission File
         No. 0-14938) for the quarter ended September 27, 2003).

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

10.4 Supplemental Retirement Plan of Stanley Furniture Company, Inc., as restated effective January 1, 1993 (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-K (Commission File No. 0-14938) for the year ended December 31,
         1993).(2)

10.5 First Amendment to Supplemental Retirement Plan of Stanley Furniture Company, Inc., effective December 31, 1995, adopted
         December 15, 1995 (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1995).(2)

10.6 Stanley Interiors Corporation Deferred Compensation Capital Enhancement Plan, effective January 1, 1986, as amended and restated effective August 1, 1987 (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1(Commission File No. 0-14938), No. 33-7300).(2)

10.7 1992 Stock Option Plan (incorporated by reference to Registrant's Registration Statement on Form S-8 No. 33-58396).(2)

10.8     1994 Stock Option  Plan.  (incorporated  by reference to Exhibit
         10.18 to the Registrant's Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1994).(2)

10.9     1994 Executive Loan Plan.  (incorporated  by reference to Exhibit
         10.19 to the Registrant's Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1994).(2)

10.10 Employment Agreement dated as of June 1, 1996, between Douglas I. Payne and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended June 30, 1996).(2)

10.11 Amendment No. 1, dated as of October 1, 1996, to the Employment Agreement, dated as of January 1, 1991, between the Registrant and Albert L. Prillaman (incorporated by reference to
         Exhibit 10.4 to the Registrant's  Form 10-Q (Commission File
         No. 0-14938) for the quarter ended September 29, 1996).(2)

10.12 2000 Incentive Compensation Plan (incorporate by reference to Exhibit A to the Registrant's Proxy Statement (Commission File No. 0-14938) for the special meeting of stockholders held on August 24, 2000). (2)

10.13 Amendment No. 2 to The Stanley Furniture Company, Inc. 1992 Stock Option Plan dated as of July 1, 2000 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended September 1,
         2000). (2)

10.14 Amendment No. 1 to The Stanley Furniture Company, Inc. 1994 Stock Option Plan dated as of July 1, 2000 (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended September 1,
         2000).(2)


(2) Management contract or compensatory plan

10.15 Employment Agreement made as of April 9, 2001 between Jeffrey R. Scheffer and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended June 30, 2001). (2)

10.16 Option Agreement, dated April 30, 2001, between the Registrant and Jeffery R. Scheffer (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended September 29, 2001). (2)

10.17 Agreement, dated April 25, 2002, between Stanley Furniture Company, Inc. and Albert L. Prillaman (incorporated by reference to Exhibit
         99.2 to the Registrant's Form 8-K (Commission File No. 0-14938) filed on April 25, 2002). (2)

10.18 Second Amendment to Supplemental Retirement Plan of Stanley Furniture Company, Inc. effective January 1, 2002 (incorporated by reference to
         Exhibit 10.33 to the Registrant's Form 10-K (commission file No. 0-14938) for the year ended December 31, 2002). (2)

10.19 Second Amendment, dated March 1, 2003, to the Employment Agreement, dated January 1, 1991, between the Registrant and Albert L. Prillaman (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended March 29,
         2003). (2)

10.20 First Amendment, dated March 1, 2003, to the Employment Agreement, dated April 9, 2001, between the Registrant and Jeffrey R. Scheffer (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q (Commission File No 0-14938) for the quarter ended March 29,
         2003). (2)

10.21 Credit Agreement, dated August 29, 2003, between the Registrant and SouthTrust Bank (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended September 27, 2003).

21       List of Subsidiaries(1)

23       Consent of PricewaterhouseCoopers LLP(1)

31.1 Certification by Jeffrey R. Scheffer, Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2 Certification by Douglas I. Payne, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.(1)

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

                                        STANLEY FURNITURE COMPANY, INC.

February 20, 2004                       By:   /s/Jeffrey R. Scheffer
                                              ----------------------
                                              Jeffrey R. Scheffer
                                              President, and
                                              Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                       Title                                          Date

/s/Albert L. Prillaman                   Chairman and Director                          February 20, 2004
--------------------------
(Albert L. Prillaman)

/s/Jeffrey R. Scheffer                   President and Chief Executive Officer          February 20, 2004
--------------------------
(Jeffrey R. Scheffer)                    and Director
                                         (Principal Executive Officer)

/s/Douglas I. Payne                      Executive Vice President - Finance             February 20, 2004
-------------------------
(Douglas I. Payne)                          and Administration and
                                            Secretary (Principal Financial
                                            and Accounting Officer)

/s/Robert G. Culp, III                   Director                                       February 20, 2004
----------------------------
(Robert G. Culp, III)

/s/Michael P. Haley                      Director                                       February 20, 2004
---------------------------
(Michael P. Haley)

                                         Director                                       February 20, 2004
---------------------------
(Thomas L. Millner)

/s/T. Scott McIlhenny, Jr.               Director                                       February 20, 2004
---------------------------
(T. Scott McIlhenny, Jr.)


F5




                         STANLEY FURNITURE COMPANY, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2003
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE



Consolidated Financial Statements                                                              Page


Report of Independent Auditors..........................................................        F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002............................        F-3

Consolidated Statements of Income for each of the three years in the period
  ended December 31, 2003...............................................................        F-4

Consolidated Statements of Changes in Stockholders' Equity for each of the
  three years in the period ended December 31, 2003.....................................        F-5

Consolidated Statements of Cash Flows for each of the three years in the period
  ended December 31, 2003...............................................................        F-6

Notes to Consolidated Financial Statements..............................................        F-7


Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts for each of the
  three years in the period ended December 31, 2003.....................................        S-1







                                       F1

                   Report of Independent Auditors


To the Board of Directors and Stockholders of Stanley Furniture Company, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Stanley Furniture Company, Inc. and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 10 to the consolidated financial statements, the Company changed its accounting policy for goodwill amortization during 2002.




PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 13, 2004









                                       F2


                         STANLEY FURNITURE COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                                                         December 31,
                                                                      2003        2002
                                                                    --------    --------
ASSETS
Current assets:
  Cash ..........................................................   $  2,509    $  9,227
  Accounts receivable, less allowances of $2,546 and $2,633 .....     30,120      27,832
  Inventories:
    Finished goods ..............................................     37,815      35,537
    Work-in-process .............................................      7,638       6,922
    Raw materials ...............................................      9,185      11,699
                                                                    --------    --------
      Total inventories .........................................     54,638      54,158

  Prepaid expenses and other current assets .....................      2,855       1,311
  Deferred income taxes .........................................      2,855       2,876
                                                                    --------    --------
    Total current assets ........................................     92,977      95,404

Property, plant and equipment, net ..............................     55,154      59,539
Goodwill ........................................................      9,072       9,072
Other assets ....................................................      7,000       8,470
                                                                    --------    --------
    Total assets ................................................   $164,203    $172,485
                                                                    ========    ========

LIABILITIES
Current liabilities:
  Current maturities of long-term debt ..........................   $  7,014    $  6,914
  Accounts payable ..............................................     10,595      13,386
  Accrued salaries, wages and benefits ..........................      9,511       9,781
  Other accrued expenses ........................................      1,402       2,379
                                                                    --------    --------
    Total current liabilities ...................................     28,522      32,460

Long-term debt, exclusive of current maturities .................     15,686      22,700
Deferred income taxes ...........................................     12,560      13,084
Other long-term liabilities .....................................      4,877       4,554
                                                                    --------    --------
  Total liabilities .............................................     61,645      72,798
                                                                    --------    --------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 10,000,000 shares authorized,
6,201,047 and 6,568,717 shares issued and outstanding ...........        124         131
Capital in excess of par value (net of stock option loans) ......      3,819      14,757
Retained earnings ...............................................     98,680      84,799
Accumulated other comprehensive loss ............................        (65)
                                                                    --------    --------
  Total stockholders' equity ....................................    102,558      99,687
                                                                    --------    --------
     Total liabilities and stockholders' equity .................   $164,203    $172,485
                                                                    ========    ========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.
                                       F3

                         STANLEY FURNITURE COMPANY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                           For the Years Ended
                                                               December 31,
                                                     -------------------------------
                                                      2003        2002        2001
                                                     -------    --------    --------

Net sales .......................................   $260,641    $239,485    $234,322

Cost of sales ...................................    198,788     180,905     181,356
Restructuring and related charges (Note 8) ......                  3,548       2,290
                                                    --------    --------    --------

  Gross profit ..................................     61,853      55,032      50,676

Selling, general and administrative expenses ....     35,637      32,671      30,482
Unusual charge (Note 9) .........................                              2,800
Restructuring and related charges (Note 8) ......                                733
                                                    --------    --------    --------

  Operating income ..............................     26,216      22,361      16,661

Other expense (income), net .....................       (203)       (219)         47
Interest expense ................................      2,748       3,090       4,007
                                                    --------    --------    --------

  Income before income taxes ....................     23,671      19,490      12,607

Income taxes ....................................      8,521       6,919       4,286
                                                    --------    --------    --------

  Net income ....................................   $ 15,150    $ 12,571    $  8,321
                                                    ========    ========    ========

Earnings per share:

  Basic .........................................   $   2.40    $   1.90    $   1.26
                                                    ========    ========    ========
  Diluted .......................................   $   2.34    $   1.85    $   1.21
                                                    ========    ========    ========

Weighted average shares outstanding:

  Basic .........................................      6,326       6,609       6,610
                                                    ========    ========    ========
  Diluted .......................................      6,462       6,782       6,900
                                                    ========    ========    ========







                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                       F4

                         STANLEY FURNITURE COMPANY, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
        For each of the three years in the period ended December 31, 2003
                                 (in thousands)

                                                                                                Accumulated
                                                              Capital in     Stock                 Other
                                              Common Stock     Excess of    Option   Retained  Comprehensive
                                             Shares  Amount    Par Value     Loans   Earnings       Loss       Total
Balance at January 1, 2001..................  6,596    $132     $18,160    $(2,722)   $63,907               $  79,477

Net income..................................                                            8,321                   8,321

Purchase and retirement of stock............    (86)     (2)     (1,971)                                       (1,973)

Exercise of stock options...................    133       3         819        (16)                               806

Tax benefit on exercise of stock options....                        529                                           529

Stock option loan payments..................                                   134                                134
                                              -----    ----      ------     ------     ------      ------    --------

  Balance at December 31, 2001..............  6,643     133      17,537     (2,604)    72,228                  87,294

Net income..................................                                           12,571                  12,571

Purchase and retirement of stock............   (158)     (2)     (3,064)                                       (3,066)

Issuance of stock to Stanley Retirement Plan     49       1       1,179                                         1,180

Exercise of stock options...................    121       2       1,199        (72)                             1,129

Tax benefit on exercise of stock options....                        871                                           871

Stock option loan payments..................    (86)     (3)     (2,949)     2,660                               (292)
                                             -------   ----      -------    ------     ------      -----      -------

  Balance at December 31, 2002..............  6,569     131      14,773        (16)     84,799                 99,687

Net Income..................................                                            15,150                 15,150

Minimum pension liability, net of
    deferred income tax benefit of $40......                                                       $ (65)        (65)
                                                                                                              -------

   Comprehensive income.....................                                                                   15,085
                                                                                                              -------

Purchase and retirement of stock............   (566)    (11)    (14,769)                   (8)               (14,788)

Exercise of stock options...................    198       4       2,345                                         2,349

Tax benefit on exercise of stock options....                      1,475                                         1,475

Stock option loan payments..................                                     11                                11

Dividends paid, $0.20 per share.............                                            (1,261)                (1,261)
                                              -----    ----     -------        ----    -------     -----      --------
  Balance at December 31, 2003..............  6,201    $124     $ 3,824        $ (5)   $98,680     $ (65)     $102,558
                                              =====    ====     =======        =====   =======     ======     ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                       F5


                         STANLEY FURNITURE COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             For the Years Ended
                                                                  December 31,
                                                    ------------------------------------
                                                       2003          2002        2001
                                                    ----------    ---------    ---------
Cash flows from operating activities:

  Cash received from customers ...................   $ 258,589    $ 235,017    $ 241,273
  Cash paid to suppliers and employees ...........    (231,712)    (213,794)    (212,169)
  Interest paid ..................................      (2,793)      (3,155)      (4,011)
  Income taxes paid ..............................      (9,740)      (1,949)      (5,290)
                                                     ---------    ---------    ---------

    Net cash provided by operating activities ....      14,344       16,119       19,803
                                                     ---------    ---------    ---------

Cash flows from investing activities:

  Capital expenditures ...........................      (1,243)      (1,037)      (4,172)
  Other ..........................................        (104)         695          (71)
                                                     ---------    ---------    ---------

    Net cash used by investing activities ........      (1,347)        (342)      (4,243)
                                                     ---------    ---------    ---------

Cash flows from financing activities:

  Purchase and retirement of common stock ........     (14,788)      (3,066)      (1,973)
  Issuance of senior notes .......................                                10,000
  Repayment of senior notes ......................      (6,914)      (6,839)      (6,715)
  Dividends paid .................................      (1,261)
  Repayment of revolving credit facility .........                     (600)     (18,401)
  Proceeds from exercise of stock options ........       2,360        1,205          940
  Proceeds from insurance policy loans ...........         888          795          719
                                                     ---------    ---------    ---------

    Net cash used by financing activities ........     (19,715)      (8,505)     (15,430)
                                                     ---------    ---------    ---------

Net increase (decrease) in cash ..................      (6,718)       7,272          130
Cash at beginning of year ........................       9,227        1,955        1,825
                                                     ---------    ---------    ---------

  Cash at end of year ............................   $   2,509    $   9,227    $   1,955
                                                     =========    =========    =========




                   The accompanying notes are an integral part
                    of the consolidated financial statements.


                                       F6

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

Capitalized Software Cost
      The Company amortizes certain purchased computer software costs using the straight-line method over the economic lives of the related products not to exceed five years. Unamortized cost at December 31, 2003 and 2002 was $189,000 and $237,000, respectively.

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

Fair Value of Financial Instruments
      The fair value of the Company's long-term debt is estimated using discounted cash flow analysis based on the incremental borrowing rates currently available to the Company for loans with similar terms and maturities. At December 31, 2003, the fair value is not materially different than its carrying value. The fair value of trade receivables, trade payables and letters of credit approximate the carrying amount because of the short maturity of these instruments.

Pension Plans
      The Company's funding policy is to contribute to all qualified plans annually an amount equal to the normal cost and a portion of the unfunded liability, but not to exceed the maximum amount that can be deducted for federal income tax purposes.

                                       F7

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

      The estimated per share weighted-average fair value of stock options granted during 2003, 2002 and 2001 was $11.45, $14.36 and $14.70, respectively, on the date of grant. A risk-free interest rate of 3.9%, 4.0% and 5.1% for 2003, 2002 and 2001, respectively, and a volatility rate of 40 to 50% with an expected life of 8 to 10 years was assumed in estimating the fair value.

      The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon the estimated fair value (in thousands, except per share data):

                                              2003       2002       2001
                                            --------   --------   --------

Net income as reported ..................   $ 15,150   $ 12,571   $  8,321
Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects ............      1,618      1,783      1,940
                                            --------   --------   --------

  Pro forma net income ..................   $ 13,532   $ 10,788   $  6,381
                                            ========   ========   ========

Earnings per share:
  Basic - as reported ...................   $   2.40   $   1.90   $   1.26
                                            ========   ========   ========
  Basic - pro forma .....................   $   2.14   $   1.63   $   0.97
                                            ========   ========   ========

  Diluted - as reported .................   $   2.34   $   1.85   $   1.21
                                            ========   ========   ========
  Diluted - pro forma ...................   $   2.11   $   1.60   $   0.93
                                            ========   ========   ========

Use of Estimates
      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Changes in such estimates may affect amounts reported in future periods.


                                       F8

                         STANLEY FURNITURE COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Property, Plant and Equipment
                                         Depreciable
                                            lives        (in thousands)
                                          (in years)    2003       2002
                                           --------   --------   --------
Land and buildings .....................   20 to 50   $ 38,606   $ 38,237
Machinery and equipment ................   5 to 12      74,550     74,204
Office furniture and equipment .........   3 to 10       1,846      1,710
                                                      --------   --------
  Property, plant and equipment, at cost               115,002    114,151
Less accumulated depreciation ..........                59,848     54,612
                                                      --------   --------
  Property, plant and equipment, net ...              $ 55,154   $ 59,539
                                                      ========   ========

3.    Debt
                                                           (in thousands)
                                                           2003      2002
                                                         -------   -------
7.28% Senior notes due through March 15, 2004 ........   $ 4,286   $ 8,571
7.57% Senior note due through June 30, 2005 ..........     2,700     3,900
7.43% Senior notes due through November 18, 2007 .....     5,714     7,143
6.94% Senior notes due through May 3, 2011 ...........    10,000    10,000
Revolving credit facility
                                                         -------   -------
  Total ..............................................    22,700    29,614
Less current maturities ..............................     7,014     6,914
                                                         -------   -------
  Long-term debt, exclusive of current maturities ....   $15,686   $22,700
                                                         =======   =======


      During 2003, the Company entered into a new revolving credit agreement. The new agreement provides for maximum borrowings of $25.0 million and matures in August 2005. Interest is payable monthly at the reserve adjusted LIBOR plus ..50% per annum (1.62% on December 31, 2003) or, at the Company's option, prime minus 1.0% (3.0% on December 31, 2003). The Company utilizes letters of credit to collateralize certain insurance policies and inventory purchases. Outstanding letters of credit at December 31, 2003, were $2.4 million. At December 31, 2003, no borrowings were outstanding under the revolving credit facility.

      The above loan agreements require the Company to maintain certain financial covenants. The Company's ability to pay dividends with respect to its common stock and to repurchase its common stock is restricted to $25.0 million plus 50% of the Company's consolidated net earnings, adjusted for net cash proceeds received by the Company from the sale of its stock and the amount of payments for redemption, purchase or other acquisition of its capital stock, subsequent to January 1, 1999. At December 31, 2003, these covenants limit funds available to pay dividends and repurchase the Company's common stock to $23.3 million.

      Annual principal requirements are $7.0 million in 2004, $4.3 million in 2005, $2.9 million in 2006, $2.9 million in 2007 and $1.4 million in 2008.



                                       F9


                         STANLEY FURNITURE COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.    Income Taxes

      The provision for income taxes consists of (in thousands):

                            2003      2002     2001
                           ------    ------   ------
Current:
  Federal ..............   $8,190    $4,515   $3,980
  State ................      794       294      554
                           ------    ------   ------
    Total current ......    8,984     4,809    4,534
                           ------    ------   ------
Deferred:
  Federal ..............     (400)    1,973     (228)
  State ................      (63)      137      (20)
                           ------    ------   ------
    Total deferred .....     (463)    2,110     (248)
                           ------    ------   ------
      Income taxes .....   $8,521    $6,919   $4,286
                           ======    ======   ======

      A reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate follows:
                                           2003     2002     2001
                                           ----     ----     ----
Federal statutory rate ...............     35.0%    35.0%    35.0%
State tax, net of federal benefit ....      2.6      2.8      2.1
State tax credits and adjustments ....     (1.0)    (1.6)    (2.7)
Goodwill .............................                         .9
Life insurance .......................     (1.0)    (1.1)    (1.5)
Other, net ...........................       .4       .4       .2
                                           ----     ----     ----
  Effective income tax rate ..........     36.0%    35.5%    34.0%
                                           ====     ====     ====

      The income tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31 follow (in thousands):
                                                   2003      2002
                                                 -------   -------
Current deferred tax assets (liabilities):
  Accounts receivable ........................   $   961   $ 1,007
  Employee benefits ..........................     1,847     1,721
  Other accrued expenses .....................        47       148
                                                 -------   -------
    Net current deferred tax asset ...........   $ 2,855   $ 2,876
                                                 =======   =======

Noncurrent deferred tax liabilities:
  Property, plant and equipment ..............   $11,799   $11,687
  Employee benefits ..........................       761     1,397
                                                 -------   -------
    Net noncurrent deferred tax liability ....   $12,560   $13,084
                                                 =======   =======





                                      F10


                         STANLEY FURNITURE COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 5.   Stockholders' Equity

        The Company used $14.8 million of cash to purchase 566,000 shares of its stock on the open market at an average price of $26.15 in 2003. For the three years ending December 31, 2003, the Company has used $19.8 million of cash to purchase 810,000 shares of its common stock on the open market at an average price of $24.50. At December 31, 2003, approximately $10.2 million remains under the current Board of Directors authorization to repurchase shares of the Company's common stock.

      In addition to its common stock, the Company's authorized capital includes 1,000,000 shares of "blank check" preferred stock. None was outstanding during the three years ended December 31, 2003. The Board of Directors is authorized to issue such stock in series and to fix the designation, powers, preferences, rights, limitations and restrictions with respect to any series of such shares. Such "blank check" preferred stock may rank prior to common stock as to dividend rights, liquidation preferences or both, may have full or limited voting rights and may be convertible into shares of common stock.

      Basic and diluted earnings per share are calculated using the following share data (in thousands):

                                                2003    2002    2001
                                               -----   -----   -----
Weighted average shares outstanding
    for basic calculation ..................   6,326   6,609   6,610
Effect of stock options ....................     136     173     290
                                               -----   -----   -----
    Weighted average shares outstanding
         for diluted calculation ...........   6,462   6,782   6,900
                                               =====   =====   =====

















                                      F11







                         STANLEY FURNITURE COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  Employee Stock Plans

      The Company's stock option plans provide for the granting of stock options up to an aggregate of 2,500,000 shares of common stock to key employees. The exercise price may not be less than the fair market value of the Company's common stock on the grant date. Granted options generally vest 20% annually. At December 31, 2003, 241,000 shares were available for grant.

      Activity for the three years ended December 31, 2002 follows:
                                            Number    Weighted-Average
                                          of shares    Exercise Price
Outstanding at January 1, 2001 ......      806,464        $ 15.56
  Lapsed ............................      (13,000)         26.03
  Exercised .........................     (132,952)          6.19
  Granted ...........................      550,000          27.88
                                         ---------

Outstanding at December 31, 2001 ....    1,210,512          22.07
  Lapsed ............................      (62,000)         26.18
  Exercised .........................     (120,756)          9.88
  Granted ...........................       45,000          26.48
                                         ---------

Outstanding at December 31, 2002 ....    1,072,756          20.73
  Lapsed ............................      (60,000)         26.33
  Exercised .........................     (197,756)         11.88
  Granted ...........................        4,000          21.90
                                         ---------
Outstanding at December 31, 2003 ....      819,000        $ 25.95
                                         =========

      Summarized information regarding stock options outstanding and exercisable at December 31, 2003 follows:


                                               Outstanding                          Exercisable
                                   ----------------------------------          ----------------------
              Range of                           Average      Average                         Average
           Exercise Price            Shares       Life        Price             Shares         Price
           --------------          ---------     ------      --------          --------       -------
              Up to $20               38,000        3.3       $ 10.45             38,000      $ 10.45
             $20 to $27              316,000        7.2         24.62            244,000        24.75
             $27 to $36              465,000        8.0         28.12            281,000        28.12
                                     -------        ---       -------            -------      -------
                                     819,000        7.5        $25.95            563,000       $25.47
                                     =======        ===        ======            =======       ======







                                      F12


                         STANLEY FURNITURE COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.  Employee Benefit Plans

Defined Contribution Plan

      The Company maintains a defined contribution plan covering substantially all of its employees and makes discretionary matching and profit sharing contributions. The total plan cost, including employer contributions, was $1.5 million in 2003, $1.4 million in 2002 and $1.5 million in 2001.

Pension Plans

      Benefits do not accrue under the Company's pension plans after 1995. The financial status of the plans at December 31 follows (in thousands):

                                                               2003                    2002
                                                       --------------------------------------------
                                                       Stanley      Supple-     Stanley    Supple-
                                                      Retirement     mental   Retirement   mental
                                                         Plan        Plan        Plan       Plan
                                                       --------    --------    --------   ---------
Change in benefit obligation:
   Beginning benefit obligation ....................   $ 14,915    $  1,750    $ 14,722    $  1,499
   Interest cost ...................................        917         112       1,042         110
   Actuarial loss (gain) ...........................        332         111       1,692         202
   Benefits paid ...................................     (1,957)        (82)     (3,126)        (61)
   Settlement cost .................................        364                     585
                                                       --------    --------    --------    --------
       Ending benefit obligation ...................     14,571       1,891      14,915       1,750
                                                       --------    --------    --------    --------
Change in plan assets:
   Beginning fair value of plan assets .............     14,949                  15,423
   Actual return on plan assets ....................      2,125                  (1,598)
   Employer contributions ..........................                     82       4,250          61
   Benefits paid ...................................     (1,957)        (82)     (3,126)        (61)
                                                       --------    --------    --------    --------
       Ending fair value of plan assets ............     15,117                  14,949
                                                       --------    --------    --------    --------
Funded status ......................................        546      (1,891)         34      (1,750)
Unrecognized loss (gain) ...........................      5,938         105       7,658
                                                       --------    --------    --------    --------
    Net amount recognized ..........................   $  6,484    $ (1,786)   $  7,692    $ (1,750)
                                                       ========    ========    ========    ========

Amount recognized in the consolidated balance sheet:
   Prepaid (accrued) benefit cost ..................   $  6,484    $ (1,891)   $  7,692    $ (1,750)
   Accumulated other comprehensive loss ............                    105
                                                       --------    --------    --------    --------
       Net amount recognized .......................   $  6,484    $ (1,786)   $  7,692    $ (1,750)
                                                       ========    ========    ========    ========

      The Company made contributions totaling $4.3 million to the Stanley Retirement Plan during 2002. The 2002 contributions included $1.2 million in Company stock. No contributions were made in 2003.



                                      F13


                         STANLEY FURNITURE COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.  Employee Benefit Plans (continued)

      The Company maintains an investment policy for the management of the assets of The Stanley Retirement Plan. The objective of this policy is to build a structured portfolio designed to achieve the most desirable balance between investment return and asset protection by investing in equities of high quality companies and in high quality fixed income securities which are broadly balanced and represent all market sectors. The investment structure provides the necessary liquidity for payment of retirement benefits. The target allocation and the actual allocation for assets of The Stanley Retirement Plan at December 31, 2003 and December 31, 2002, the measurement date, are as follows:

                                                           Target
                                                         Allocation           Percentage of Assets
                                                                                2003          2002
                                                                                ----          ----
         Equity.................................           30 to 90%            54.6%         43.5%
         Fixed income...........................           30 to 60%            35.0          23.7
         Other..................................           3 to 25%             10.4          32.8
                                                                              ------        ------
            Total                                                              100.0%        100.0%
                                                                               =====         =====

      At December 31, 2003 and 2002, the Stanley Retirement Plan assets included Company stock with a fair value of $1.1 million and $1.2 million, respectively.

      The benefit obligation of the Supplemental Plan, a nonqualified plan, exceeded the accrued benefit cost at December 31, 2003. The net accrued benefit cost of the Supplemental Plan includes a minimum pension liability of $105,000 at year-end 2003.

      Components of pension cost follow (in thousands):

                                                            2003              2002             2001
                                                            ----              ----             ----
         Interest cost..........................           $1,028           $ 1,152           $ 1,195
         Expected return on plan assets.........             (958)           (1,117)           (1,247)
         Net amortization and deferral..........              573               307                45
                                                           ------           -------           -------
            Net (credit) cost...................              643               342                (7)
         Settlement expense.....................              682             1,674               468
                                                           ------           -------           -------
            Total expense.......................           $1,325           $ 2,016           $   461
                                                           ======           =======           =======

      The assumptions used to determine the plans' financial status and pension cost were:

                                                                2003              2002              2001
                                                                ----              ----              ----
         Discount rate for funded status.............           6.00%             6.50%             7.25%
         Discount rate for pension cost..............           6.50%             7.25%             7.60%
         Return on assets............................           6.50%             7.50%             7.50%




                                      F14

                         STANLEY FURNITURE COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  Employee Benefit Plans (continued)

      The Company's pension expense is developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are reviewed and updated on an annual basis at the beginning of each year. The Company is required to consider current market conditions, including changes in interest rates, in making assumptions. In establishing its expected return on assets assumption, the Company reviews asset allocation considering plan maturity and develops return assumptions based on different asset classes adjusting for plan operating expenses. The return assumptions are established after reviewing historical returns of broader market indexes, as well as historical performance of the investments of The Stanley Retirement Plan.

Postretirement Benefits Other Than Pensions

      The Company provides health care benefits to eligible retired employees between the ages of 55 and 65 and provides life insurance benefits to eligible retired employees from age 55 until death. The plan's financial status at December 31, the measurement date, follows (in thousands):

                                                                                 2003              2002
                                                                               -------           -------
      Change in benefit obligation:
           Beginning benefit obligation................................         $ 3,137          $ 3,026
           Service cost................................................              58               48
           Interest cost...............................................             187              211
           Actuarial loss..............................................              78              276
           Plan participants' contributions............................             171              187
           Benefits paid...............................................            (398)            (611)
                                                                               --------          -------
               Ending benefit obligation...............................           3,233            3,137
                                                                               --------          -------
         Change in plan assets:
           Beginning fair value of plan assets.........................
           Employer contributions......................................             227              424
           Plan participants' contributions............................             171              187
           Benefits paid...............................................            (398)            (611)
                                                                               --------         --------
               Ending fair value of plan assets........................
                                                                               --------         --------
         Funded status.................................................          (3,233)          (3,137)
         Unrecognized net loss.........................................           1,111            1,087
         Unrecognized transition obligation............................           1,174            1,304
                                                                               --------         --------
           Accrued benefit cost........................................        $   (948)        $   (746)
                                                                               ========         ========

      Components of net periodic postretirement benefit cost were (in thousands):

                                                                         2003              2002             2001
                                                                         ----              ----             ----
      Service cost............................................           $  58            $  48             $  40
      Interest cost...........................................             187              211               222
      Amortization of transition obligation...................             130              130               130
      Amortization and deferral...............................              53               47                40
                                                                          ----             ----              ----
            Net periodic postretirement benefit cost..........            $428             $436              $432
                                                                          ====             ====              ====

                                      F15


                         STANLEY FURNITURE COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.  Employee Benefit Plans (continued)

      The weighted-average discount rates used in determining the actuarial present value of the projected benefit obligation were 6.00% in 2003, 6.50% in 2002 and 7.25% in 2001.

      Assumed health care cost trend rates at December 31:

                                                                         2003       2002     2001
                                                                         ----       ----     ----
      Health care cost assumed trend rate for next year.......            8.5%      9.0%     10.0%
      Rate that the cost trend rate gradually declines to.....            5.0%      5.0%      5.0%
      Year that the rate reaches the rate it is assumed to
        remain at.............................................            2011      2011      2011

      An increase or decrease in the assumed health care cost trend rate of one percentage point in each future year would affect the accumulated postretirement benefit obligation at December 31, 2003, by approximately $80,000 and the annual postretirement benefit cost by approximately $11,000.

Deferred Compensation

      The Company has a deferred compensation plan, funded with life insurance policies, which permits certain management employees to defer portions of their compensation and earn a fixed rate of return. The accrued liabilities relating to this plan of $1.6 million at both December 31, 2003 and December 31, 2002 are included in accrued salaries, wages and benefits and other long-term liabilities. The cash surrender value, net of policy loans, is included in other assets. Policy loan interest of $911,000, $789,000 and $703,000 was charged to interest expense in 2003, 2002 and 2001, respectively.

 8.   Restructuring and Related Charges

      Beginning in December 2001, the Company has executed a plan to consolidate its manufacturing operations to maximize production efficiencies as a result of excess capacity created by expanded offshore sourcing. Manufacturing operations at its former West End, North Carolina facility were phased out during 2002, including the sale of real estate. The remaining restructuring accrual at December 31, 2003 of $188,000 consists of a lease obligation.

9.    Unusual Charge

      An unusual charge of $2.8 million was recorded in 2001 to write off amounts due from a major customer, which declared bankruptcy and closed its stores.

                                      F16

                         STANLEY FURNITURE COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.   Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, ("SFAS 142"), "Goodwill and Other Intangible Assets". In accordance with SFAS 142, the Company discontinued goodwill amortization and tested goodwill of $9.1 million for impairment as of January 1, 2002 and December 31, 2002 and 2003 determining that no impairment loss was necessary. The Company will continue to test goodwill for impairment at least annually. The following table presents net income on a comparable basis, after adjustment for goodwill amortization (in thousands, except per share amounts):

                                               2003        2002         2001
                                            ---------   ---------    ---------
Net income:
  As reported ..........................   $   15,150   $   12,571   $   8,321
  Goodwill amortization (net of tax) ...                                   336
                                           ----------   ----------   ---------
    Adjusted net income ................   $   15,150   $   12,571   $   8,657
                                           ==========   ==========   =========

Basic earnings per share:
  As reported ..........................   $     2.40   $     1.90   $    1.26
                                           ==========   ==========   =========
  As adjusted ..........................   $     2.40   $     1.90   $    1.31
                                           ==========   ==========   =========

Diluted earnings per share:
  As reported ..........................   $     2.34   $     1.85   $    1.21
                                           ==========   ==========   =========
  As adjusted ..........................   $     2.34   $     1.85   $    1.25
                                           ==========   ==========   =========

11.   Commitments and Contingencies

      The Company leases showroom space and certain technology equipment. Rental expenses charged to operations were $1.3 million, $1.2 million and $1.4 million in 2003, 2002 and 2001, respectively. Future minimum lease payments are approximately as follows: 2004 - $774,000; 2005 - $191,000; 2006 - $103,000;
2007 - $57,000 and 2008 - $0.

      In the normal course of business, the Company is involved in claims and lawsuits, none of which currently, in management's opinion, will have a material adverse affect on the Company's Consolidated Financial Statements.











                                      F17


                         STANLEY FURNITURE COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.   Supplemental Cash Flow Information

                                                                 (in thousands)
                                                          2003        2002       2001
                                                        --------    --------    --------

Net income ..........................................   $ 15,150    $ 12,571    $  8,321
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation .....................................      5,623       5,724       5,900
   Amortization .....................................        160         214         565
   Unusual charge ...................................                              2,800
   Restructuring charge .............................                  1,755       1,990
   Deferred income taxes ............................       (463)      2,110        (248)
   Other, net .......................................          2          34          29
   Changes in assets and liabilities:
     Accounts receivable ............................     (2,288)     (3,970)      6,563
     Inventories ....................................       (480)     (4,636)      4,600
     Prepaid expenses and other current assets ......        403        (418)     (2,300)
     Accounts payable ...............................     (2,791)      1,545      (7,666)
     Accrued salaries, wages and benefits ...........       (270)        721      (1,719)
     Other accrued expenses .........................       (977)        544       1,313
     Other assets ...................................         57          40          49
     Other long-term liabilities ....................        218        (115)       (394)
                                                        --------    --------    --------
       Net cash provided by operating activities ....   $ 14,344    $ 16,119    $ 19,803
                                                        ========    ========    ========

13.    Quarterly Results of Operations (Unaudited)

                          (in thousands, except per share data)
      2003 Quarters:       First    Second     Third     Fourth
                          -------   -------   -------   -------
Net sales .............   $61,298   $61,409   $65,227   $72,707
Gross profit ..........    14,622    14,565    15,641    17,025
Net income ............     3,466     3,536     3,716     4,432
Net income per share:
   Basic ..............   $   .53   $   .54   $   .61   $   .72
   Diluted ............       .52       .53       .59       .70
Dividend paid per share       .05       .05       .05       .05

2002 Quarters:
Net sales .............   $59,574   $55,268   $61,338   $63,305
Gross profit ..........    11,563    12,621    15,161    15,687
Net income ............     1,867     2,615     4,139     3,950
Net income per share:
   Basic ..............   $   .28   $   .39   $   .63   $   .60
   Diluted ............       .27       .37       .62       .59


                       -----------------------------------

                                      F18


                         STANLEY FURNITURE COMPANY, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
        For each of the Three Years in the Period Ended December 31, 2003
                                 (in thousands)




                       Column A                  Column B           Column C         Column D          Column E
------------------------------------------------------------------------------------------------------------------
                                                                    Charged
                                                 Balance at        (Credited)                           Balance
                                                 Beginning          to Costs &                         at End of
                     Descriptions               of Period           Expenses         Deductions         Period
-------------------------------------------------------------------------------------------------------------------

2003
    Doubtful receivables....................       $2,053          $   (20)          $   191(a)        $1,842
    Discounts, returns,
      and allowances........................          580              124(b)                             704
                                                   ------          -------           -------           ------
                                                   $2,633          $   104           $   191           $2,546
                                                   ======          =======           =======           ======


2002
    Doubtful receivables....................       $1,457          $   760           $   164(a)        $2,053
    Discounts, returns,
      and allowances........................          567               13(b)                             580
                                                   ------          -------           -------           ------
                                                   $2,024          $   773           $   164           $2,633
                                                   ======          =======           =======           ======


2001
    Doubtful receivables....................       $1,277           $3,150            $2,971(a)        $1,456
    Discounts, returns,
      and allowances........................          953             (385)(b)                            568
                                                   ------           ------            ------           ------
                                                   $2,230           $2,765            $2,971           $2,024
                                                   ======           ======            ======           ======



------------------------------------
(a) Uncollectible receivables written-off, net of recoveries.
(b) Represents net increase (decrease) in the reserve.