Form 10-Q
period 2004-03-27
STANLEY FURNITURE CO INC/
filed 2004-04-14
CIK 797465

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


                                   (Mark One)

                        [X] QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 27, 2004

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                       for the transition period from    to     .
                                                     ----  ----

                         Commission file number: 0-14938


                         STANLEY FURNITURE COMPANY, INC.
             (Exact name of registrant as specified in its charter)



              Delaware                               54-1272589
 (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                Identification No.)

            1641 Fairystone Park Highway, Stanleytown, Virginia 24168
               (Address of principal executive offices, Zip Code)


                                 (276) 627-2000

              (Registrant's telephone number, including area code)
                                      ----



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


         As of April 12, 2004, 6,233,341 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share were outstanding.



                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         STANLEY FURNITURE COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                                                            (unaudited)
                                                                              March 27,  December 31,
                                                                                2004        2003
                                                                              --------    --------

ASSETS
Current assets:
     Cash .................................................................   $  5,351    $  2,509
     Accounts receivable, less allowances of $2,599 and $2,546 ............     36,141      30,120
     Inventories:
       Finished goods .....................................................     38,176      37,815
       Work-in-process ....................................................      8,257       7,638
       Raw materials ......................................................      9,908       9,185
                                                                              --------    ---------
          Total inventories ...............................................     56,341      54,638

Prepaid expenses and other current assets .................................      1,105       2,855
Deferred income taxes .....................................................      2,855       2,855
                                                                              --------    ---------
  Total current assets ....................................................    101,793      92,977

Property, plant and equipment, net ........................................     53,804      55,154
Goodwill ..................................................................      9,072       9,072
Other assets ..............................................................      6,836       7,000
                                                                              --------    ---------
   Total assets ...........................................................   $171,505    $164,203
                                                                              ========    ========

LIABILITIES
Current liabilities:
    Current maturities of long-term debt ..................................   $  2,728    $  7,014
    Accounts payable ......................................................     15,069      10,595
    Accrued salaries, wages and benefits ..................................     11,009       9,511
    Other accrued expenses ................................................      2,461       1,402
                                                                              --------    --------
      Total current liabilities ...........................................     31,267      28,522

Long-term debt, exclusive of current maturities ...........................     15,686      15,686
Deferred income taxes .....................................................     11,386      12,560
Other long-term liabilities ...............................................      6,029       4,877
                                                                              --------    --------
       Total liabilities ..................................................     64,368      61,645
                                                                              --------    --------

STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 10,000,000 shares authorized
  6,233,341 and 6,201,047 shares issued and outstanding ...................        125         124
Capital in excess of par value ............................................      4,412       3,819
Retained earnings .........................................................    102,665      98,680
Accumulated other comprehensive loss ......................................        (65)        (65)
                                                                              --------    --------
     Total Stockholders' equity ...........................................    107,137     102,558
                                                                              --------    --------
       Total liabilities and stockholders' equity .........................   $171,505    $164,203
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



                         STANLEY FURNITURE COMPANY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (in thousands, except per share data)


                                               Three Months Ended
                                              --------------------
                                              March 27,  March 29,
                                                2004       2003
                                               -------   --------
Net Sales ..................................   $70,222   $61,298

Cost of Sales ..............................    53,001    46,676
                                               -------   -------

  Gross profit .............................    17,221    14,622

Selling, general and administrative expenses     9,417     8,513
                                               -------   -------

  Operating income .........................     7,804     6,109

Other income, net ..........................        53        42
Interest expense ...........................       626       711
                                               -------   -------

   Income before income taxes ..............     7,231     5,440

Income taxes ...............................     2,624     1,974
                                               -------   -------

  Net Income ...............................   $ 4,607   $ 3,466
                                               =======   =======

Earnings per share:

  Basic ....................................   $   .74   $   .53
                                               =======   =======
  Diluted ..................................   $   .71   $   .52
                                               =======   =======

Weighted average shares outstanding:

  Basic ....................................     6,216     6,558
                                               =======   =======
  Diluted ..................................     6,449     6,679
                                               =======   =======

Cash dividend declared per common share ....   $   .10   $   .05
                                               =======   =======



               The accompanying notes are an integral part of the
                       consolidated financial statements.



                         STANLEY FURNITURE COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)
                                 (in thousands)

                                                               Three Months Ended
                                                               March 27,   March 29,
                                                                 2004        2003
                                                               --------    --------
Cash flows from operating activities:
Cash received from customers ...............................   $ 64,258    $ 57,523
Cash paid to suppliers and employees .......................    (56,315)    (49,357)
Interest paid, net .........................................       (160)       (300)
Income taxes paid, net .....................................       (250)     (1,293)
                                                               --------    --------
   Net cash provided by operating activities ...............      7,533       6,573
                                                               --------    --------

Cash flows from investing activities:
Capital expenditures .......................................        (44)        (37)
Other, net .................................................        (88)
                                                               --------    --------
    Net cash used by investing activities ..................       (132)        (37)
                                                               --------    --------

Cash flows from financing activities:
Repayment of senior notes ..................................     (4,286)     (4,286)
Purchase and retirement of common stock ....................                   (566)
Dividends paid .............................................       (622)       (328)
Proceeds from exercised stock options ......................        349
                                                               --------    --------
     Net cash used by financing activities .................     (4,559)     (5,180)
                                                               --------    --------

Net increase in cash .......................................      2,842       1,356
Cash at beginning of period ................................      2,509       9,227
                                                               --------    --------
    Cash at end of period ..................................   $  5,351    $ 10,583
                                                               ========    ========

Reconciliation of net income to new cash provided by operating activities:
Net income .................................................   $  4,607    $  3,466
    Depreciation ...........................................      1,421       1,450
    Deferred income taxes ..................................     (1,174)
    Changes in assets and liabilities:
        Accounts receivable ................................     (6,021)     (3,731)
        Inventories ........................................     (1,703)      1,529
        Prepaid expenses and other current assets ..........      1,977         234
        Accounts payable ...................................      4,474       1,881
        Accrued salaries, wages and benefits ...............      1,498         439
        Other accrued expenses .............................      1,059       1,176
        Other assets .......................................        243         212
        Other long-term liabilities ........................      1,152         (83)
                                                               --------    --------
              Net cash provided by operating activities ....   $  7,533    $  6,573
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

2.       Stock Compensation

The Company applies the provisions of Accounting Principles Board Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized in the financial statements. Had the Company determined compensation cost based on the fair value method as defined in Statement of Financial Accounting Standards (SFAS) No. 123, and as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS Statement No. 123", the impact on the Company's net earnings on a pro forma basis is indicated below (in thousands, except per share data):


                                                         March 27,    March 29,
                                                           2004         2003
                                                          ------       ------
Net income as reported ................................   $4,607       $3,466
Deduct:  Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects ..........      393          432
                                                          ------       ------
  Pro forma net income ................................   $4,214       $3,034
                                                          ======       ======

Earnings per share:
  Basic - as reported .................................   $ 0.74       $ 0.53
                                                          ======       ======
  Basic - pro forma ...................................   $ 0.68       $ 0.46
                                                          ======       ======

  Diluted - as reported ...............................   $ 0.71       $ 0.52
                                                          ======       ======
  Diluted - pro forma .................................   $ 0.68       $ 0.46
                                                          ======       ======


3.       Property, Plant and Equipment
                                                   (in thousands)
                                                March 27, December 31,
                                                  2004       2003

Land and buildings ..........................   $ 38,606   $ 38,606
Machinery and equipment .....................     74,548     74,550
Office furniture and equipment ..............      1,839      1,846
                                                --------   --------
   Property, plant and equipment, at cost ...    114,993    115,002
Less accumulated depreciation ...............     61,189     59,848
                                                --------   --------
  Property, plant and equipment, net ........   $ 53,804   $ 55,154
                                                ========   ========


4.       Debt

                                                             (in thousands)
                                                         March 27,   December 31,
                                                             2004       2003

7.28% senior notes due through March 15, 2004 .........   $           $ 4,286
7.57% senior note due through June 30, 2005 ...........     2,700       2,700
7.43% senior notes due through November 18, 2007 ......     5,714       5,714
6.94% senior notes due through May 3, 2011 ............    10,000      10,000
                                                           ------      ------
  Total ...............................................    18,414      22,700
Less current maturities ...............................     2,728       7,014
                                                           ------      ------
  Long-term debt, exclusive of current maturities .....   $15,686     $15,686
                                                          =======     =======


5.       Pension Plans

Components of pension cost for the three months ended:

                                                  (in thousands)
                                               March 27,   March 29,
                                                 2004        2003
                                                -----       -----
Interest cost ...............................   $ 243       $ 257
Expected return on plan assets ..............    (242)       (240)
Net amortization and deferral ...............     115         143
                                                -----       -----
  Net cost ..................................     116         160
Settlement expense ..........................     218         171
                                                -----       -----
  Total expense .............................   $ 334       $ 331
                                                =====       =====

The Plan is fully funded; therefore, no contributions are required to be deposited for the 2004 plan year.




6.       Stockholders' Equity

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (in thousands):
                                                   March 27,     March 29,
                                                    2004           2003
                                                    -----         -----
Weighted average shares outstanding
    for basic calculation........................   6,216         6,558
Add: Effect of dilutive stock options............     233           121
                                                    -----         -----
   Weighted average shares outstanding,
       Adjusted for diluted calculation..........   6,449         6,679
                                                    =====         =====


A reconciliation of the activity in Stockholders' Equity accounts for the quarter ended March 27, 2004 is as follows (in thousands, except per share data):
                                                   Capital in
                                            Common  Excess of  Retained
                                            Stock   Par Value  Earnings
Balance, December 31, 2003 .............     $124    $3,819   $ 98,680

Net Income .............................                         4,607
Exercise of stock options ..............        1       348
Tax benefit on exercise of stock options                245
Dividends paid, $.10 per share .........                          (622)
                                           ------    ------   --------

Balance, March 27, 2004 ................     $125    $4,412   $102,665
                                           ======    ======   ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

We continue to implement a blended strategy of combining domestic manufacturing capabilities with an expanding offshore sourcing program and realign manufacturing capacity. Integration of selected imported component parts and finished items in our product line will lower costs, provide design flexibility and offer a better value to our customers. Sourced product represented approximately 26% of sales during the first quarter of 2004 compared to 20% in 2003. We anticipate this percentage to level off at approximately 30% in 2004.

Our manufacturing plants operated at approximately 75% capacity during the first quarter of 2004. We continue to evaluate our manufacturing capacity needs considering increased offshore sourcing, current and anticipated demand for our products, the outcome of the dumping investigation regarding wooden bedroom furniture produced in China, overall market conditions and other factors we consider relevant. Further capacity reductions could cause asset impairment or other restructuring charges in the future.

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Income.

                                                         Three Months
                                                            Ended
                                                     ------------------
                                                     March 27,  March 29,
                                                      2004        2003
                                                      -----      -----
Net Sales .......................................     100.0%     100.0%
Cost of Sales ...................................      75.5       76.1
                                                      -----      -----
  Gross profit ..................................      24.5       23.9
Selling, general and administrative expenses ....      13.4       13.9
                                                      -----      -----
  Operating income ..............................      11.1       10.0
Other income, net ...............................        .1         .1
Interest expense ................................        .9        1.2
                                                      -----      -----
  Income before income taxes ....................      10.3        8.9
Income taxes ....................................       3.7        3.2
                                                      -----      -----
  Net income ....................................       6.6%       5.7%
                                                      =====      =====

Net sales increased $8.9 million, or 14.6%, for the three month period ended March 27, 2004, from the comparable 2003 period. The increase for the three month period was primarily due to higher unit volume. While industry sales trends appear to be improving, we believe most of our growth continues to come from market share gains.

Gross profit margin for the three month period of 2004 was 24.5% compared to 23.9% for the 2003 period. Higher gross profit margin in 2004 was primarily due to higher production levels at our domestic facilities and savings from sourcing initiatives. We are experiencing inflationary pressures in wages, employee benefits and raw materials, primarily lumber. These trends may negatively impact gross profit margins in the future if we are not able to raise prices or achieve additional cost savings.

Selling, general and administrative expenses for the three month period as a percentage of net sales decreased to 13.4% from 13.9% for the comparable 2003 period. This percentage declined primarily due to higher net sales. Selling, general and administrative expenditures increased $904,000 primarily as a result of higher selling expenses directly attributable to the increase in sales, including additional warehouse expense.

As a result of the above, operating income as a percentage of net sales was 11.1% for the three month period, compared to 10.0%, for the comparable 2003 period.

Interest expense for the three month period of 2004 decreased primarily due to lower average debt levels.

The effective tax rate for 2004 is expected to be 36.3%, compared 36.0% for the total year 2003. The higher tax rate in 2004 is due to higher state income taxes.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity include cash on hand, cash from operations and amounts available under a $25.0 million credit facility. These sources have been adequate for day-to-day expenditures, debt payments, purchases of our stock, capital expenditures and payment of cash dividends to stockholders. We expect these sources of liquidity to continue to be adequate for the future.

Working capital has increased due to higher overall finished goods inventory levels as the proportion of our sales from sourced products has increased. To support our delivery performance, we maintain a higher inventory level of sourced products compared to those we manufacture. We expect finished goods inventories to increase during the second quarter due to normal seasonal trends.

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

Cash generated from operations was $7.5 million in the first three months of 2004 compared to $6.6 million in the 2003 period. The increase in cash received from customers and cash paid to suppliers and employees was primarily due to higher sales. Lower tax payments resulted from an overpayment in 2003. Higher sales also resulted in an increase in accounts receivable. Accounts payable and accrued salaries, wages and benefits increased primarily due to the timing of payments.

Net cash used by investing activities was $132,000 in the 2004 period compared to $37,000 in 2003 and consisted of normal capital expenditures and software purchases.

Net cash used by financing activities was $4.6 million in the 2004 period compared to $5.2 million in the 2003 period. In the 2004 period, cash from operations provided funds for senior debt payments and cash dividends. Approximately $10.2 million remains authorized by our Board of Directors to repurchase shares of our common stock. In the 2003 period, cash from operations provided cash for senior debt payments, purchase of our common stock and cash dividends.

At March 27, 2004, long-term debt including current maturities was $18.4 million. Debt service requirements are $2.7 million remaining in 2004, $4.3 million in 2005, $2.9 million in 2006 and $2.9 million in 2007. As of March 27, 2004, approximately $25 million of additional borrowings were available under the revolving credit facility and cash on hand was $5.4 million. The Company believes that its financial resources are adequate to support its capital needs and debt service requirements.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes," "estimates", "expects," "may," "will," should," or "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include competition in the furniture industry including competition from lower-cost foreign manufacturers, the Company's success in implementing its blended strategy of expanded offshore sourcing and domestic manufacturing, disruptions in offshore sourcing including those arising from supply or distribution disruptions or changes in political or economic conditions affecting the countries from which the Company obtains offshore sourcing, the cyclical nature of the furniture industry, fluctuations in the price for lumber which is the most significant raw material used by the Company, credit exposure to customers, capital costs and general economic conditions. Any forward looking statement speaks only as of the date of this filing, and the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Because the Company's obligation under its revolving credit facility bears interest at a variable rate, the Company is sensitive to changes in prevailing interest rates. A one-percentage point fluctuation in market interest rates would not have a material impact on earnings during the first three months of 2004.

ITEM 4.  Controls and Procedures

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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

31.1 Certification by Jeffrey R. Scheffer, Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2 Certification by Douglas I. Payne, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1 Certification of Jeffrey R. Scheffer, Chief Executive Officer of the Company, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2 Certification of Douglas I. Payne, Chief Financial Officer of the Company, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

(b) Reports on Form 8-K

         A report on Form 8-K was filed on March 17, 2004, to provide the detail of tax fees paid to PricewaterhouseCoopers, LLP ("PWC").



(1) Filed herewith

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            STANLEY FURNITURE COMPANY, INC.

Date: April 14, 2004                        By: /s/ Douglas I. Payne
                                                --------------------
                                                Douglas I. Payne
                                                Executive V.P. - Finance &
                                                Administration and Secretary
                                                (Principal Financial and
                                                 Accounting Officer)