Form 10-Q
period 2004-06-26
STANLEY FURNITURE CO INC/
filed 2004-07-13
CIK 797465

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


                                   (Mark One)

                        [X] QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934 For
                    the quarterly period ended June 26, 2004

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                       for the transition period from      to
                                                     ------  ------

                         Commission file number: 0-14938


                         STANLEY FURNITURE COMPANY, INC.
             (Exact name of registrant as specified in its charter)



                    Delaware                        54-1272589
          (State or other jurisdiction           (I.R.S. Employer
          of incorporation or organizatin)      Identification No.)

            1641 Fairystone Park Highway, Stanleytown, Virginia 24168
               (Address of principal executive offices, Zip Code)


                                 (276) 627- 2000

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

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2): Yes    X     No
                                            --------     ---------

         As of July 9, 2004, 6,245,341 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share were outstanding.



                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         STANLEY FURNITURE COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                                               (unaudited)
                                                                 June 26,    December 31,
                                                                   2004          2003
                                                                ---------     --------

ASSETS
Current assets:
     Cash ....................................................   $  3,922     $  2,509
     Accounts receivable, less allowances of $2,444 and $2,546     34,723       30,120
     Inventories:
       Finished goods ........................................     48,267       37,815
       Work-in-process .......................................      7,565        7,638
       Raw materials .........................................     12,608        9,185
                                                                 --------     --------
          Total inventories ..................................     68,440       54,638

Prepaid expenses and other current assets ....................      1,426        2,855
Deferred income taxes ........................................      2,927        2,855
                                                                 --------     --------
  Total current assets .......................................    111,438       92,977

Property, plant and equipment, net ...........................     52,574       55,154
Goodwill .....................................................      9,072        9,072
Other assets .................................................      6,565        7,000
                                                                 --------     --------
   Total assets ..............................................   $179,649     $164,203
                                                                 ========     ========

LIABILITIES
Current liabilities:
    Current maturities of long-term debt .....................   $  4,157     $  7,014
    Accounts payable .........................................     16,829       10,595
    Accrued salaries, wages and benefits .....................     13,241        9,511
    Other accrued expenses ...................................      2,091        1,402
                                                                 --------     --------
      Total current liabilities ..............................     36,318       28,522

Long-term debt, exclusive of current maturities ..............     14,257       15,686
Deferred income taxes ........................................     11,063       12,560
Other long-term liabilities ..................................      5,909        4,877
                                                                 --------     --------
       Total liabilities .....................................     67,547       61,645
                                                                 --------     --------

STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 10,000,000 shares authorized
  6,245,341 and 6,201,047 shares issued and outstanding ......        125          124
Capital in excess of par value ...............................      4,790        3,819
Retained earnings ............................................    107,252       98,680
Accumulated other comprehensive loss .........................        (65)         (65)
                                                                 --------     --------
     Total Stockholders' equity ..............................    112,102      102,558
                                                                 --------     --------
       Total liabilities and stockholders' equity ............   $179,649     $164,203
                                                                 ========     ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.



                         STANLEY FURNITURE COMPANY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (in thousands, except per share data)
                                                   Three Months            Six Months
                                                      Ended                   Ended
                                               ------------------    --------------------
                                               June 26,   June 28,   June 26,     June 28,
                                                 2004      2003        2004        2003
                                               -------    -------    --------    --------
Net Sales ..................................   $70,721    $61,409    $140,943    $122,707

Cost of Sales ..............................    52,475     46,844     105,476      93,520
                                               -------    -------    --------    --------

  Gross profit .............................    18,246     14,565      35,467      29,187

Selling, general and administrative expenses     9,539      8,400      18,956      16,913
                                               -------    -------    --------    --------

  Operating income .........................     8,707      6,165      16,511      12,274

Other income, net ..........................       (42)       (47)        (95)        (89)
Interest expense ...........................       577        660       1,203       1,371
                                               -------    -------    --------    --------

   Income before income taxes ..............     8,172      5,552      15,403      10,992

Income taxes ...............................     2,961      2,016       5,585       3,990
                                               -------    -------    --------    --------

  Net Income ...............................   $ 5,211    $ 3,536    $  9,818    $  7,002
                                               =======    =======    ========    ========

Earnings per share:

  Basic ....................................   $   .83    $   .54    $   1.58    $   1.07
                                               =======    =======    ========    ========
  Diluted ..................................   $   .80    $   .53    $   1.51    $   1.05
                                               =======    =======    ========    ========

Weighted average shares outstanding:

  Basic ....................................     6,242      6,497       6,229       6,525
                                               =======    =======    ========    ========
  Diluted ..................................     6,515      6,628       6,485       6,652
                                               =======    =======    ========    ========

Cash dividend declared per common share ....   $   .10    $   .05    $    .20    $    .10
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



                         STANLEY FURNITURE COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (unaudited)
                               (in thousands)

                                                                   Six Months Ended
                                                               ----------------------
                                                                June 26,     June 28,
                                                                 2004          2003
                                                               ---------    ---------

Cash flows from operating activities:
Cash received from customers ...............................   $ 136,610    $ 118,895
Cash paid to suppliers and employees .......................    (125,246)    (106,210)
Interest paid, net .........................................        (715)      (1,754)
Income taxes paid, net .....................................      (4,067)      (5,552)
                                                               ---------    ---------
   Net cash provided by operating activities ...............       6,582        5,379
                                                               ---------    ---------

Cash flows from investing activities:
Capital expenditures .......................................        (200)        (360)
Other, net .................................................         (88)         (19)
                                                               ---------    ---------
    Net cash used by investing activities ..................        (288)        (379)
                                                               ---------    ---------

Cash flows from financing activities:
Repayment of senior notes ..................................      (4,286)      (4,286)
Purchase and retirement of common stock ....................                   (2,709)
Dividends paid .............................................      (1,246)        (652)
Proceeds from insurance policy loans .......................                      888
Proceeds from exercise of stock options ....................         651           11
                                                               ---------    ---------
     Net cash used by financing activities .................      (4,881)      (6,748)
                                                               ---------    ---------

Net increase (decrease) in cash ............................       1,413       (1,748)
Cash at beginning of period ................................       2,509        9,227
                                                               ---------    ---------
    Cash at end of period ..................................   $   3,922    $   7,479
                                                               =========    =========

Reconciliation of net income to net cash provided by operating activities:
Net income .................................................   $   9,818    $   7,002
    Depreciation ...........................................       2,830        2,897
    Deferred income taxes ..................................      (1,569)        (530)
    Loss of sale of assets .................................                        5
    Changes in assets and liabilities:
        Accounts receivable ................................      (4,603)      (3,727)
        Inventories ........................................     (13,802)      (1,405)
        Prepaid expenses and other current assets ..........       1,732           99
        Accounts payable ...................................       6,234          920
        Accrued salaries, wages and benefits ...............       3,730          843
        Other accrued expenses .............................         689         (241)
        Other assets .......................................         491         (427)
        Other long-term liabilities ........................       1,032          (57)
                                                               ---------    ---------
              Net cash provided by operating activities ....   $   6,582    $   5,379
                                                               =========    =========




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         STANLEY FURNITURE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

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

2.       Stock Compensation

The Company applies the provisions of Accounting Principles Board Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized in the financial statements. Had the Company determined compensation cost based on the fair value method as defined in Statement of Financial Accounting Standards (SFAS) No. 123, and as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS Statement No. 123", the impact on the Company's net earnings on a pro forma basis is indicated below:

                                                         Three Months            Six Months
                                                           Ended                   Ended
                                                    -------------------     -------------------
                                                    June 26,    June 28,    June 26,    June 28,
                                                      2004        2003        2004       2003
                                                     ------      ------     ------      ------

Net income as reported ...........................   $5,211      $3,536     $9,818      $7,002
Deduct:  Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects .....      432         432        825         863
                                                     ------      ------     ------      ------
  Pro forma net income ...........................   $4,779      $3,104     $8,993      $6,139
                                                     ======      ======     ======      ======

Earnings per share:
  Basic - as reported ............................   $ 0.83      $ 0.54     $ 1.58      $ 1.07
                                                     ======      ======     ======      ======
  Basic - pro forma ..............................   $ 0.77      $ 0.48     $ 1.44      $ 0.94
                                                     ======      ======     ======      ======

  Diluted - as reported ..........................   $ 0.80      $ 0.53     $ 1.51      $ 1.05
                                                     ======      ======     ======      ======
  Diluted - pro forma ............................   $ 0.76      $ 0.47     $ 1.44      $ 0.93
                                                     ======      ======     ======      ======

3.       Property, Plant and Equipment
                                             June 26,  December 31,
                                              2004        2003

Land and buildings ......................   $ 38,606   $ 38,606
Machinery and equipment .................     74,643     74,550
Office furniture and equipment ..........      1,900      1,846
                                            --------   --------
   Property, plant and equipment, at cost    115,149    115,002
Less accumulated depreciation ...........     62,575     59,848
                                            --------   --------
  Property, plant and equipment, net ....   $ 52,574   $ 55,154
                                            ========   ========


4.       Debt


                                                             June 26,   December 31,
                                                               2004        2003

7.28% senior notes due through March 15, 2004 ..........                 $ 4,286
7.57% senior note due through June 30, 2005 ............     $ 2,700       2,700
7.43% senior notes due through November 18, 2007 .......       5,714       5,714
6.94% senior notes due through May 3, 2011 .............      10,000      10,000
                                                             -------     -------
  Total ................................................      18,414      22,700
Less current maturities ................................       4,157       7,014
                                                             -------     -------
  Long-term debt, exclusive of current maturities ......     $14,257     $15,686
                                                             =======     =======


5.       Pension Plans

Components of pension cost:

                                               Three Months         Six Months
                                                  Ended               Ended
                                           ------------------   -----------------
                                           June 26,   June 28,  June 26,  June 28,
                                            2004       2003       2004      2003
                                            -----      -----     -----     -----
Interest cost ..........................    $ 244     $ 259     $ 487     $ 516
Expected return on plan assets .........     (242)     (239)     (484)     (479)
Net amortization and deferral ..........      115       142       230       285
                                            -----     -----     -----     -----
 Net cost ..............................      117       162       233       322
Settlement expense .....................      217       170       435       341
                                            -----     -----     -----     -----
 Total expense .........................    $ 334     $ 332     $ 668     $ 663
                                            =====     =====     =====     =====

The Plan is fully funded; therefore, no contributions are required to be deposited in 2004.




6.       Stockholders' Equity

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data:

                                                         Three Months            Six Months
                                                            Ended                  Ended
                                                      ------------------    ------------------
                                                      June 26,  June 28,    June 26,    June 28,
                                                       2004       2003       2004         2003
                                                       -----     ------      -----       -----
Weighted average shares outstanding
    for basic calculation.........................     6,242      6,497      6,229       6,525
Add: Effect of dilutive stock options.............       273        131        256         127
                                                       -----      -----      -----       -----
   Weighted average shares outstanding,
       Adjusted for diluted calculation...........     6,515      6,628      6,485       6,652
                                                       =====      =====      =====       =====

A reconciliation of the activity in Stockholders' Equity accounts for the quarter ended June 26, 2004 is as follows:
                                                            Capital in
                                                  Common     Excess of   Retained
                                                  Stock      Par Value   Earnings
Balance, December 31, 2003 ...................   $    124    $  3,819   $ 98,680
Net Income ...................................                             9,818
Exercise of stock options ....................          1         651
Tax benefit on exercise of stock options .....                    320
Dividends paid, $.10 per share ...............                            (1,246)
                                                 --------    --------   --------
Balance, June 26, 2004 .......................   $    125    $  4,790   $107,252
                                                 ========    ========   ========





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------

Results of Operations

We continue to pursue a blended strategy of combining domestic manufacturing capabilities with an expanding offshore sourcing program and realignment of manufacturing capacity. Integration of selected imported component parts and finished items in our product line has lowered costs, provided design flexibility and offers a better value to our customers. Sourced product represented approximately 27% of sales during the first half of 2004 compared to 20% in 2003. We anticipate this percentage to level off at approximately 30% in 2004.

On June 18, 2004, the United States Department of Commerce imposed preliminary duties ranging from 5% to 200% on imports of wooden bedroom furniture from China. These duties are not expected to have a significant impact on our operating results or business plans going forward.

Our manufacturing plants operated at approximately 80% capacity during the second quarter of 2004. We continue to evaluate our manufacturing capacity needs considering increased offshore sourcing, current and anticipated demand for our products, overall market conditions and other factors we consider relevant. Further capacity reductions could cause asset impairment or other restructuring charges in the future.

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Income.

                                                   Three Months        Six Months
                                                       Ended              Ended
                                                ------------------  -----------------
                                                June 26,   June 28, June 26,  June 28,
                                                 2004       2003      2004      2003
                                                 -----     ------    ------    -----

Net sales ..................................     100.0%    100.0%    100.0%    100.0%
Cost of sales ..............................      74.2      76.3      74.8      76.2
                                                 -----     -----     -----     -----
  Gross profit .............................      25.8      23.7      25.2      23.8
Selling, general and administrative expenses      13.5      13.7      13.4      13.8
                                                 -----     -----     -----     -----
  Operating income .........................      12.3      10.0      11.7      10.0
Other income, net ..........................       (.1)      (.1)      (.1)      (.1)
Interest expense ...........................        .8       1.1        .9       1.1
                                                 -----     -----     -----     -----
  Income before income taxes ...............      11.6       9.0      10.9       9.0
Income taxes ...............................       4.2       3.2       4.0       3.3
                                                 -----     -----     -----     -----
  Net income ...............................       7.4%      5.8%      7.0%      5.7%
                                                 =====     =====     =====     =====

Net sales increased $9.3 million, or 15.2%, for the three month period ended June 26, 2004, from the comparable 2003 period. For the six month period, net sales increased $18.2 million, or 14.9% from the 2003 six month period. The increase for the three and six month periods were primarily due to higher unit volume. While industry sales trends improved in the first half of 2004, we believe most of our growth came from market share gains.

Gross profit margin for the three and six month periods of 2004 increased to 25.8% and 25.2%, respectively, from 23.7% and 23.8% for the comparable 2003 periods. Higher gross profit margin in 2004 was primarily due to higher production levels at our domestic facilities and savings from sourcing initiatives. We anticipate gross profit and operating income margins to decline in the third quarter compared to the second quarter due to inflation in raw materials, wages, employee benefits, and energy costs, and tariffs imposed on wooden bedroom furniture imported from China. We believe these cost increases will be offset with modest pricing actions and continued gains in operating efficiencies by the fourth quarter. However, these trends may negatively impact gross profit and operating income margins in the future if we are not able to raise prices or achieve additional cost savings.

Selling, general and administrative expenses for the three and six month periods of 2004 as a percentage of net sales decreased to 13.5% and 13.4%, respectively, from 13.7% and 13.8% for the comparable 2003 periods. These percentage declines were primarily due to higher net sales. Selling, general and administrative expenditures increased in the three and six month periods of 2004 by $1.1 million and $2.0 million, respectively. These increases resulted from higher selling expenses directly attributable to the increase in sales (including additional warehouse expense) and increased bonus expense due to higher earnings. These increases were partially offset by a $170,000 reversal of bad debt expense in the second quarter of 2004, due to a decrease in accounts receivable from certain customers experiencing financial difficulties compared to an expense of $90,000 in the second quarter of 2003.

As a result of the above, operating income as a percentage of net sales was 12.3% and 11.7%, respectively, for the three and six month periods of 2004, compared to 10% for both comparable 2003 periods.

Interest expense for the three and six month periods of 2004 decreased primarily due to lower average debt levels.

The effective tax rate for 2004 is expected to be 36.2%, compared to 36.0% for the total year 2003. The higher tax rate in 2004 is due to higher state income taxes.




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

Working capital has increased to support increased sales and higher finished goods inventory levels as the proportion of our sales from sourced products has increased. To support our delivery performance, we maintain a higher inventory level of sourced products compared to those we manufacture. We expect finished goods inventories to modestly increase during the third quarter as a result of these trends.

Capital expenditures for 2004 are anticipated to be approximately $2.0 million to $3.0 million for normal replacements and improvements. As both our sales and the proportion of sourced goods increase we anticipate the need for additional warehouse space. Near-term we are leasing space to accommodate our needs. However, should we decide to invest in our own facilities this could increase our anticipated capital expenditures.

Cash generated from operations was $6.6 million in the first six months of 2004 compared to $5.4 million in the 2003 period. The increase in cash received from customers and cash paid to suppliers and employees was primarily due to higher sales. Lower tax payments resulted from an overpayment in 2003 and lower interest payments was due to timing. Higher sales also resulted in an increase in accounts receivable. Accounts payable and accrued salaries, wages and benefits increased primarily due to the timing of payments.

Net cash used by investing activities was $288,000 in the 2004 period compared to $379,000 in 2003 and consisted of normal capital expenditures and software purchases.

Net cash used by financing activities was $4.9 million in the 2004 period compared to $6.7 million in the 2003 period. In the 2004 period, cash from operations and proceeds from exercise of stock options provided funds for senior debt payments and cash dividends. Approximately $10.2 million remains authorized by our Board of Directors to repurchase shares of our common stock. In the 2003 period, cash from operations and available cash provided funds for senior debt payments, purchase of our common stock and cash dividends.

At June 26, 2004, long-term debt including current maturities was $18.4 million. Debt service requirements are $2.7 million remaining in 2004, $4.3 million in 2005, $2.9 million in 2006 and $2.9 million in 2007. As of June 26, 2004, approximately $25 million of additional borrowings were available under the revolving credit facility and cash on hand was $3.9 million.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes," "estimates", "expects," "may," "will," should," or "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include competition in the furniture industry including competition from lower-cost foreign manufacturers, the Company's success in pursuing its blended strategy of expanded offshore sourcing and domestic manufacturing, disruptions in offshore sourcing including those arising from supply or distribution disruptions or changes in political or economic conditions affecting the countries from which the Company obtains offshore sourcing, international trade policies of the United States and countries from which the Company obtains offshore sourcing, changes in the preliminary duties imposed on wooden bedroom furniture imported from China, the cyclical nature of the furniture industry, fluctuations in the price for lumber which is the most significant raw material used by the Company, fluctuations in foreign freight cost, credit exposure to customers, capital costs and general economic conditions. Any forward looking statement speaks only as of the date of this filing, and the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Because the Company's obligation under its revolving credit facility bears interest at a variable rate, the Company is sensitive to changes in prevailing interest rates. A one-percentage point fluctuation in market interest rates would not have a material impact on earnings during the first six months of 2004.

ITEM 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), based on their evaluation of such controls and procedures conducted as of the end of the period covered by this report, are effective to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

(a.) The annual meeting of the Company's stockholders was held on April 14, 2004.

         The stockholders of the Company elected two directors for a three-year term expiring at the Annual Meeting of Stockholders to be held in 2007. The election was approved by the following vote:

                                                 For             Withheld

         Thomas L. Millner                      5,458,068         358,572

         Jeffrey R. Scheffer                    5,694,034         122,606

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

3.1 The Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-K (Commission File No. 0-19938) for the year ended December 31, 1998).

3.2 By-laws of the Registrant as amended (incorporated by reference to Exhibit 3 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended September 27, 2003).

10.1 First amendment, dated April 23, 2004, to the revolving credit facility dated August 29, 2003, between the Registrant and SouthTrust
         Bank.(1)

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

(b) Reports on Form 8-K
         None



(1) Filed herewith

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               STANLEY FURNITURE COMPANY, INC.

Date: July 13, 2004                            By: /s/ Douglas I. Payne
                                                       --------------------
                                                       Douglas I. Payne
                                                       Executive V.P. - Finance
                                                       & Administration and
                                                       Secretary
                                                       (Principal Financial and
                                                         Accounting Officer)