Form 10-Q
period 2004-09-25
STANLEY FURNITURE CO INC/
filed 2004-10-12
CIK 797465

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


                                   (Mark One)

                    [X] QUARTERLY REPORT PURSUANT TO SECTION
                          13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934 For the
                      quarterly period ended September 25, 2004

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
            for the transition period from           to             .
                                          ---------     -----------

                         Commission file number: 0-14938


                         STANLEY FURNITURE COMPANY, INC.
             (Exact name of registrant as specified in its charter)



           Delaware                                    54-1272589
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

         As of September 29, 2004, 6,297,336 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share were outstanding.



                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         STANLEY FURNITURE COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                   (unaudited)
                                                                  September 25,  December 31,
                                                                       2004          2003
ASSETS
Current assets:
     Cash .......................................................   $  2,171     $  2,509
     Accounts receivable, less allowances of $2,346 and $2,546 ..     40,178       30,120
     Inventories:
       Finished goods ...........................................     51,420       37,815
       Work-in-process ..........................................      8,696        7,638
       Raw materials ............................................     12,249        9,185
                                                                    --------     --------
          Total inventories .....................................     72,365       54,638

Prepaid expenses and other current assets .......................      2,109        2,855
Deferred income taxes ...........................................      2,930        2,855
                                                                    --------     --------
  Total current assets ..........................................    119,753       92,977

Property, plant and equipment, net ..............................     51,394       55,154
Goodwill ........................................................      9,072        9,072
Other assets ....................................................      6,425        7,000
                                                                    --------     --------
   Total assets .................................................   $186,644     $164,203
                                                                    ========     ========

LIABILITIES
Current liabilities:
    Current maturities of long-term debt ........................   $  4,257     $  7,014
    Accounts payable ............................................     17,552       10,595
    Accrued salaries, wages and benefits ........................     14,174        9,511
    Other accrued expenses ......................................      2,696        1,402
                                                                    --------     --------
      Total current liabilities .................................     38,679       28,522

Long-term debt, exclusive of current maturities .................     12,857       15,686
Deferred income taxes ...........................................     10,813       12,560
Other long-term liabilities .....................................      5,890        4,877
                                                                    --------     --------
       Total liabilities ........................................     68,239       61,645
                                                                    --------     --------

STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 10,000,000 shares authorized
6,297,336 and 6,201,047 shares issued and outstanding ...........        126          124
Capital in excess of par value ..................................      6,437        3,819
Retained earnings ...............................................    111,907       98,680
Accumulated other comprehensive loss ............................        (65)         (65)
                                                                    --------     --------
     Total Stockholders' equity .................................    118,405      102,558
                                                                    --------     --------
       Total liabilities and stockholders' equity ...............   $186,644     $164,203
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



                         STANLEY FURNITURE COMPANY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                     (in thousands, except per share data)

                                                           Three Months             Nine Months
                                                               Ended                    Ended
                                                         -------------------------------------------
                                                         September  September  September    September
                                                         25, 2004   27, 2003    25, 2004    27, 2003
                                                          -------    -------    --------    --------


Net sales .............................................   $77,176    $65,227    $218,119    $187,934

Cost of sales .........................................    57,762     49,586     163,238     143,106
                                                          -------    -------    --------    --------

  Gross profit ........................................    19,414     15,641      54,881      44,828

Selling, general and administrative expenses ..........    10,636      9,170      29,592      26,083
                                                          -------    -------    --------    --------

  Operating income ....................................     8,778      6,471      25,289      18,745

Other income, net .....................................       (50)       (61)       (145)       (150)
Interest expense ......................................       584        698       1,787       2,069
                                                          -------    -------    --------    --------

   Income before income taxes .........................     8,244      5,834      23,647      16,826

Income taxes ..........................................     2,959      2,118       8,544       6,108
                                                          -------    -------    --------    --------

  Net Income ..........................................   $ 5,285    $ 3,716    $ 15,103    $ 10,718
                                                          ========   =======    ========    ========

Earnings per share:

  Basic ...............................................   $   .84    $   .61    $   2.42    $   1.68
                                                          =======    =======    ========    ========
  Diluted .............................................   $   .81    $   .59    $   2.32    $   1.65
                                                          =======    =======    ========    ========

Weighted average shares outstanding:

  Basic ...............................................     6,284      6,116       6,249       6,369
                                                          =======    =======    ========    ========
  Diluted .............................................     6,550      6,318       6,509       6,502
                                                          =======    =======    ========    ========

Cash dividend declared per common share ...............   $   .10    $   .05    $    .30    $    .15
                                                          =======    =======    ========    ========





               The accompanying notes are an integral part of the
                       consolidated financial statements.



                         STANLEY FURNITURE COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (unaudited)
                                (in thousands)

                                                                  Nine Months Ended
                                                               September    September
                                                                25, 2004     27, 2003
                                                               ---------    ---------
Cash flows from operating activities:
Cash received from customers ...............................   $ 208,506    $ 181,942
Cash paid to suppliers and employees .......................    (194,259)    (159,628)
Interest paid, net .........................................      (1,791)      (2,078)
Income taxes paid ..........................................      (7,748)      (7,786)
                                                               ---------    ---------
   Net cash provided by operating activities ...............       4,708       12,450
                                                               ---------    ---------

Cash flows from investing activities:
Capital expenditures .......................................        (402)        (630)
Other, net .................................................        (119)         (19)
                                                               ---------    ---------
    Net cash used by investing activities ..................        (521)        (649)
                                                               ---------    ---------

Cash flows from financing activities:
Proceeds from revolving credit facility, net ...............                      704
Repayment of senior notes ..................................      (5,586)      (5,486)
Purchase and retirement of common stock ....................                  (14,787)
Dividends paid .............................................      (1,876)        (952)
Proceeds from insurance policy loans .......................         993          888
Proceeds from exercise of stock options ....................       1,944           11
                                                               ---------    ---------
     Net cash used by financing activities .................      (4,525)     (19,622)
                                                               ---------    ---------

Net decrease in cash .......................................        (338)      (7,821)
Cash at beginning of period ................................       2,509        9,227
                                                               ---------    ---------
    Cash at end of period ..................................   $   2,171    $   1,406
                                                               =========    =========

Reconciliation of net income to net cash provided by operating activities:
Net income .................................................   $  15,103    $  10,718
    Depreciation ...........................................       4,230        4,345
    Deferred income taxes ..................................      (1,822)        (995)
    Loss on sale of assets .................................                        4
    Changes in assets and liabilities:
        Accounts receivable ................................     (10,058)      (5,882)
        Inventories ........................................     (17,727)        (237)
        Prepaid expenses and other current assets ..........       1,260          632
        Accounts payable ...................................       6,957        1,828
        Accrued salaries, wages and benefits ...............       4,663        2,084
        Other accrued expenses .............................       1,294          208
        Other assets .......................................        (205)        (184)
        Other long-term liabilities ........................       1,013          (71)
                                                               ---------    ---------
              Net cash provided by operating activities ....   $   4,708    $  12,450
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

                                                                    Three Months        Nine Months
                                                                       Ended                Ended
                                                               --------------------  --------------------
                                                               September  September  September  September
                                                                25, 2004   27, 2003   25, 2004   27, 2003
                                                               ---------  ---------  ---------  ---------

Net income as reported .....................................    $ 5,285   $  3,716   $ 15,103   $10,718
Deduct:  Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects ...............        452        432      1,350     1,295
                                                                -------   --------   --------   -------
  Pro forma net income .....................................    $ 4,833   $  3,284   $ 13,753   $ 9,423
                                                                =======   ========   ========   =======

Earnings per share:
  Basic - as reported ......................................    $  0.84   $   0.61   $   2.42   $  1.68
                                                                =======   ========   ========   =======
  Basic - pro forma ........................................    $  0.77   $   0.54   $   2.20   $  1.48
                                                                =======   ========   ========   =======

  Diluted - as reported ....................................    $  0.81   $   0.59   $   2.32   $  1.65
                                                                =======   ========   ========   =======
  Diluted - pro forma ......................................    $  0.75   $   0.52   $   2.14   $  1.45
                                                                =======   ========   ========   =======


3.     Property, Plant and Equipment


                                                     September 25,      December 31,
                                                         2004               2003
                                                      ---------          ---------
     Land and buildings..........................     $  38,679          $ 38,606
     Machinery and equipment.....................        74,766            74,550
     Office furniture and equipment..............         1,884             1,846
                                                       --------          --------
        Property, plant and equipment, at cost...       115,329           115,002
     Less accumulated depreciation...............        63,935            59,848
                                                       --------          --------
        Property, plant and equipment, net........     $ 51,394          $ 55,154
                                                       ========          ========


4.       Debt


                                                               September 25,     December 31,
                                                                   2004              2003
                                                               ------------      -----------
7.28% senior notes due through March 15, 2004..........                            $ 4,286
7.57% senior note due through June 30, 2005............           $ 1,400            2,700
7.43% senior notes due through November 18, 2007.......             5,714            5,714
6.94% senior notes due through May 3, 2011.............            10,000           10,000
                                                                  -------          -------
  Total................................................            17,114           22,700
Less current maturities................................             4,257            7,014
                                                                  -------          -------
  Long-term debt, exclusive of current maturities......           $12,857          $15,686
                                                                  =======          =======


5.       Pension Plans

Components of pension cost:

                                              Three Months              Nine Months
                                                  Ended                    Ended
                                           -------------------     ----------------------
                                           September September     September     September
                                           25, 2004  27, 2003      25, 2004      27, 2003
Interest cost........................        $243      $259           $730         $775
Expected return on plan assets.......        (242)     (239)          (726)        (719)
Net amortization and deferral........         115       141            345          426
                                             ----      ----           ----         ----
  Net cost...........................         116       161            349          482
Settlement expense...................         143       170            578          512
                                             ----      ----           ----         ----
  Total expense......................        $259      $331           $927         $994
                                             ====      ====           ====         ====

The Plan is fully funded; therefore, no contributions are required to be deposited in 2004.

6.     Stockholders' Equity

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data:


                                                      Three Months              Nine Months
                                                         Ended                     Ended
                                                 September   September    September     September
                                                  25, 2004    27, 2003     25, 2004      27, 2003
                                                 ---------   ---------    ---------     ---------
Weighted average shares outstanding
    for basic calculation....................      6,284       6,116         6,249         6,369
Add: Effect of dilutive stock options........        266         202           260           133
                                                   -----       -----         -----         -----
   Weighted average shares outstanding,
       Adjusted for diluted calculation......      6,550       6,318         6,509         6,502
                                                   =====       =====         =====         =====

A reconciliation of the activity in Stockholders' Equity accounts for the quarter ended September 25, 2004 is as follows:

                                                        Capital in
                                                Common   Excess of     Retained
                                                 Stock   Par Value     Earnings
                                                ------  ---------      --------
Balance, December 31, 2003...................     $124    $3,819       $ 98,680
Net Income...................................                            15,103
Exercise of stock options....................        2     1,942
Tax benefit on exercise of stock options.....                676
Dividends paid, $.30 per share...............                            (1,876)
                                                  ----    ------       --------
Balance, September 25, 2004..................     $126    $6,437       $111,907
                                                  ====    ======       ========






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We continue to pursue a blended strategy of combining domestic manufacturing capabilities with an expanding offshore sourcing program and realignment of manufacturing capacity. Integration of selected imported component parts and finished items in our product line has lowered costs, provided design flexibility and offers a better value to our customers. Sourced product represented approximately 27% of sales during the nine months of 2004 compared to 20% in 2003. We anticipate this percentage to level off at approximately 30% in the fourth quarter of 2004.

On June 18, 2004, the United States Department of Commerce imposed preliminary duties ranging from 5% to 200% on imports of wooden bedroom furniture from China. These duties have not had a significant impact on our operating results or business plans.

Our manufacturing plants operated at approximately 80% capacity during the third quarter of 2004. We continue to evaluate our manufacturing capacity needs considering increased offshore sourcing, current and anticipated demand for our products, overall market conditions and other factors we consider relevant. Further capacity reductions could cause asset impairment or other restructuring charges in the future.

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Income.


                                                  Three Months           Nine Months
                                                      Ended                 Ended
                                               September September   September   September
                                                25, 2004 27, 2003     25, 2004   27, 2003
                                                 ------   ------       -----      -----
Net Sales....................................... 100.0%   100.0%       100.0%     100.0%
Cost of sales...................................  74.8     76.0         74.8       76.1
                                                  ----    -----        -----      -----
  Gross profit................................... 25.2     24.0         25.2       23.9
Selling, general and administrative expenses..... 13.8     14.1         13.6       13.9
                                                  ----     ----         ----      -----
  Operating income............................... 11.4      9.9         11.6       10.0
Other income, net................................  (.1)     (.1)         (.1)       (.1)
Interest expense.................................   .8      1.1           .9        1.1
                                                  ----     ----         ----       ----
  Income before income taxes..................... 10.7      8.9         10.8        9.0
Income taxes.....................................  3.8      3.2          3.9        3.3
                                                  ----     ----         ----       ----
  Net income.....................................  6.9%     5.7%         6.9%       5.7%
                                                  ====     ====         ====       ====

Net sales increased $11.9 million, or 18.3%, for the three month period ended September 25, 2004, from the comparable 2003 period. For the nine month period, net sales increased $30.2 million, or 16.1% from the 2003 nine month period. The increase for the three and nine month periods were primarily due to higher unit volume and to a lesser extent higher average selling prices. While industry sales trends improved in the first nine months of 2004, we believe most of our growth came from market share gains.

Gross profit margin for both the three and nine month periods of 2004 increased to 25.2% from 24.0% and 23.9%, respectively, for the comparable 2003 periods. Higher gross profit margin in 2004 was primarily due to higher production levels at our domestic facilities and savings from sourcing initiatives. As anticipated, our gross profit margin decreased from 25.8% in the second quarter to 25.2% for the third quarter of 2004. This decrease was primarily due to inflation in raw materials, wages, employee benefits, energy costs and tariffs imposed on wooden bedroom furniture imported from China. A portion of these cost increases will be offset with modest price increases in the fourth quarter of 2004. However, we expect our fourth quarter 2004 operating efficiencies and gross profit margin to be negatively impacted by producing certain products in our domestic facilities (at a higher cost) to supplement production from our offshore sourcing program due to higher than anticipated demand. We anticipate the net effect to result in gross profit and operating margins in the fourth quarter of 2004 to approximate the third quarter of 2004.

Selling, general and administrative expenses for the three and nine month periods of 2004 as a percentage of net sales decreased to 13.8% and 13.6%, respectively, from 14.1% and 13.9% for the comparable 2003 periods. These percentage declines were primarily due to higher net sales. Selling, general and administrative expenditures increased in the three and nine month periods of 2004 by $1.5 million and $3.5 million, respectively. These increases resulted from higher selling expenses directly attributable to the increase in sales (including additional warehouse expense) and increased bonus expense due to higher earnings. These increases were partially offset by a $125,000 and $295,000 reversal of bad debt expense in the three and nine month periods of 2004, respectively, due to a decrease in accounts receivable from certain customers experiencing financial difficulties compared to an expense of $90,000 and $270,000, respectively, in the three and nine month periods, of 2003.

As a result of the above, operating income as a percentage of net sales was 11.4% and 11.6%, respectively, for the three and nine month periods of 2004, compared to 9.9% and 10%, respectively, for both comparable 2003 periods.

Interest expense for the three and nine month periods of 2004 decreased primarily due to lower average debt levels.

The effective tax rate for 2004 is expected to be approximately 36.1% which is comparable to the total year 2003 effective tax rate.

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

Working capital has increased to support increased sales and higher finished goods inventory levels as the proportion of our sales from sourced products has increased. To support our delivery performance, we maintain a higher inventory level of sourced products compared to those we manufacture. We expect finished goods inventories to remain about the same during the fourth quarter as a result of these trends.

Capital expenditures for 2004 are anticipated to be approximately $1.5 million to $2.0 million for normal replacements and improvements. Our sales growth along with an increase in the proportion of sourced goods has created a need for additional warehouse space. We are currently leasing space to accommodate our needs. However, should we decide to invest in our own facilities this could increase capital expenditure requirements for 2005.

Cash generated from operations was $4.7 million in the first nine months of 2004 compared to $12.5 million in the 2003 period. The decrease was due to higher payments to suppliers and employees, partially offset by higher payments received from customers. Payments to suppliers and employees increased $34.6 million, primarily to fund increased purchases of sourced products, higher production and higher selling and administrative expenses. Cash received from customers increased $26.6 million as a result of higher sales.

Net cash used by investing activities was $521,000 in the 2004 period compared to $649,000 in 2003 and consisted of normal capital expenditures and software purchases.

Net cash used by financing activities was $4.5 million in the 2004 period compared to $19.6 million in the 2003 period. In the 2004 period, cash from operations and proceeds from exercise of stock options provided funds for senior debt payments and cash dividends. Approximately $10.2 million remains authorized by our Board of Directors to repurchase shares of our common stock. In the 2003 period, cash from operations and available cash provided funds for senior debt payments, purchase of our common stock and cash dividends.

At September 25, 2004, long-term debt including current maturities was $17.1 million. Debt service requirements are $1.4 million remaining in 2004, $4.3 million in 2005, $2.9 million in 2006 and $2.9 million in 2007. As of September 25, 2004, approximately $25 million of additional borrowings were available under the revolving credit facility and cash on hand was $2.2 million.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Because the Company's obligation under its revolving credit facility bears interest at a variable rate, the Company is sensitive to changes in prevailing interest rates. A one-percentage point fluctuation in market interest rates would not have a material impact on earnings during the first nine months of 2004.

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

                                           STANLEY FURNITURE COMPANY, INC.

Date: October 12, 2004                     By: /s/ Douglas I. Payne
                                               --------------------
                                                   Douglas I. Payne
                                           Executive V.P. - Finance &
                                           Administration and Secretary
                                          (Principal Financial and Accounting
                                           Officer)