Form 10-K
period 2004-12-31
STANLEY FURNITURE CO INC/
filed 2005-02-09
CIK 797465

---------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                         Commission file number 0-14938

                         STANLEY FURNITURE COMPANY, INC.
             (Exact name of Registrant as specified in our Charter)

         Delaware                                           54-1272589
 ------------------------------------------------------------------------------
      (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or organization)                Identification Number)

                1641 Fairystone Park Highway, Stanleytown, VA  24168
------------------------------------------------------------------------------
              (Address of principal executive offices, Zip Code)

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

Aggregate market value of the voting and non-voting equity stock held by non-affiliates of the Registrant based on the closing price on June 26, 2004:
$270 million

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of January 28, 2005:

 Common Stock, par value $.02 per share                      6,415,002
 ---------------------------------------                     ---------
          (Class of Common Stock)                        Number of Shares

Documents incorporated by reference: Portions of the Registrant's Proxy Statement for our Annual Meeting of Stockholders scheduled for April 26, 2005 are incorporated by reference into Part III.
-------------------------------------------------------------------------------



                                TABLE OF CONTENTS


Part I                                                                                           Page



      Item 1           Business...............................................................       3
      Item 2           Properties.............................................................       6
      Item 3           Legal Proceedings......................................................       6
      Item 4           Submission of Matters to a Vote of Security Holders....................       6


Part II

      Item 5           Market for Registrant's Common Equity, Related Stockholder
                       Matters and Issuer Purchases of Equity Securities......................       8
      Item 6           Selected Financial Data................................................      10
      Item 7           Management's Discussion and Analysis of Financial Condition
                       and Results of Operations..............................................      11
      Item 7A          Quantitative and Qualitative Disclosures about Market Risks............      16
      Item 8           Consolidated Financial Statements and Supplementary Data...............      16
      Item 9           Changes in and Disagreements with Accountants on Accounting
                       and Financial Disclosure...............................................      16
      Item 9A          Controls and Procedures................................................      16
      Item 9B          Other Information......................................................      17


Part III

      Item 10          Directors and Executive Officers of the Company........................      17
      Item 11          Executive Compensation.................................................      17
      Item 12          Security Ownership of Certain Beneficial Owners and
                       Management and Related Stockholder Matters.............................      17
      Item 13          Certain Relationships and Related Transactions.........................      18
      Item 14          Principal Accountant Fees and Services.................................      18


Part IV

      Item 15          Exhibits and Financial Statement Schedule..............................      18

         Signatures ..........................................................................      22

         Index to Consolidated Financial Statements and Schedule .............................     F-1

Stanley Furniture Company, Inc.

                                     PART I

Item 1.     Business

General

       We are a leading designer and manufacturer of residential wood furniture exclusively targeted at the upper-medium price range. We offer diversified product lines across all major style and product categories within this price range. This product depth and extensive style selection makes us a complete wood furniture resource for retailers in our price range and allows us to respond more quickly to shifting consumer preferences. We have established a broad distribution network that includes independent furniture stores, department stores and regional furniture chains. To provide our products and support this broad distribution network, we have implemented a blended operating strategy combining efficient and flexible manufacturing processes with offshore sourcing of component parts and finished goods. We emphasize continuous improvement in our manufacturing and sourcing processes to enable us to continue providing competitive advantages to our customers, such as quick delivery, reduced inventory investment, high quality and value.

       In 2001, we started to expand our offshore sourcing as we began implementing our blended operating strategy. The increased offshore sourcing created excess capacity in our manufacturing facilities and we closed our former West End, North Carolina facility beginning in late 2001 and realigned production at our Lexington, North Carolina facility in 2003.

Products and Styles

       Our product offerings cover all major design categories and include dining room, bedroom, home office, home entertainment, accent tables and youth furniture marketed as Young America(R). Recently we began expanding our Young America(R) offerings to include playroom and infant furniture marketed as Young America Baby(TM). We believe that the diversity of our product lines enables us to anticipate and respond quickly to changing consumer preferences and provides retailers a complete wood furniture resource in the upper-medium price range. We believe that our products represent good value and that the quality and style of our furniture compare favorably with more premium-priced products.

       We provide products in a variety of woods, veneers and finishes. Our products are designed to appeal to a broad range of consumers and cover all major style categories including American and European traditional, contemporary/modern, transitional and cottage designs.

       We design and develop new product styles each year to replace discontinued items or styles and, if desired, to expand product lines. Our product design process begins with marketing personnel identifying customer needs and conceptualizing product ideas, which generally consist of a group of related furniture pieces. A variety of sketches are produced, usually by Company designers, from which prototype furniture pieces are built prior to full-scale production. We consult with our marketing personnel, sales representatives and selected customers throughout this process and introduce our new product styles primarily at the fall and spring international furniture markets.

Distribution

       We have developed a broad domestic and international customer base and sell our furniture through approximately 50 independent sales representatives to independent furniture retailers, department stores and regional furniture chains. Representative customers in alphabetical order include, Carson Pirie Scott, Dillards, Furnitureland South, Jordan's, Marshall Fields, Nebraska Furniture Mart, Raymour & Flanigan, Robb & Stucky, Louis Shanks and Rooms To Go Kids. We believe this broad network reduces exposure to regional recessions, and allows us to capitalize on emerging channels of distribution. We offer tailored marketing programs to address each channel of distribution.

       The general marketing practice followed in the furniture industry is to exhibit products at international and regional furniture markets. In the spring and fall of each year, a seven-day furniture market is held in High Point, North Carolina, which is attended by most buyers and is regarded by the industry as the international market. We utilize approximately 63,000 square feet of showroom space at the High Point market to introduce new products, increase sales of our existing products and test ideas for future products.

       We sold to approximately 2,800 customers during 2004 and approximately 4% of our sales in 2004 were to international customers. No single customer accounted for more than ten percent of our sales in 2004. No material part of the business is dependent upon a single customer, the loss of which would have a material effect on our business. The loss of several major customers could have a material impact on our business.

Manufacturing and Offshore Sourcing

       Our manufacturing strategy combines offshore sourcing with domestic manufacturing. Domestic manufacturing operations complement our product and distribution strategy by emphasizing continuous improvement in quality and customer responsiveness while reducing costs. These manufacturing processes produce smaller, more frequent and cost-effective runs. We focus on identifying and eliminating manufacturing bottlenecks and waste, employing statistical process control and, in turn, adjusting manufacturing schedules on a daily basis, using cellular manufacturing in the production of components and improving our relationships with suppliers by establishing primary supplier relationships. In addition, a key element of our manufacturing processes is to involve all Company personnel, from hourly associates to management, in the improvement of the manufacturing processes by encouraging and responding to ideas to improve quality and to reduce manufacturing lead times. Furthermore, each of our manufacturing facilities is focused on compatible products to improve quality and lower production costs.

       We also integrate the sourcing of selected component parts and finished items with our domestic manufacturing operations to further enhance our product and distribution strategy. We acquire selected finished items and component parts from a limited number of offshore suppliers who can meet our quality specifications, production efficiency and scheduling requirements. Approximately 28% of our sales volume in 2004 came from products sourced from six countries with China representing the largest volume. We anticipate this percentage to be about the same in 2005.

       We operate manufacturing facilities in North Carolina and Virginia consisting of an aggregate of approximately 3.2 million square feet. We consider our facilities to be generally modern, well-equipped and well-maintained.

       We shipped customer orders within 17 days on average during 2004. We schedule production of our various styles based upon actual and anticipated orders. To support our delivery performance, we maintain a higher inventory level of sourced products compared to those we manufacture. Consequently, finished goods inventory levels have increased as the proportion of our sales from sourced products has increased. Since we ship customer orders on average in 17 days, the size of our backlog is not necessarily indicative of our long-term operations. Our backlog of unshipped orders was $20.6 million at December 31, 2004 and $19.6 million at December 31, 2003.

Raw Materials

       The principal materials used in manufacturing our products include lumber, veneers, plywood, particle board, hardware, glue, finishing materials, glass products, laminates, fabrics and metals. We use a variety of species of lumber, including cherry, oak, ash, poplar, pine and maple. Our five largest raw material suppliers accounted for approximately 21% of our purchases in 2004. We believe that our sources of supply for these materials are adequate and that we are not dependent on any one supplier.

Competition

       We ranked 19th among the largest furniture manufacturers in North America based on 2003 sales, according to Furniture/Today, a trade publication. The furniture industry is highly competitive and includes a large number of foreign and domestic manufacturers, none of which dominates the market. In addition, competition has significantly increased from foreign manufacturers in countries such as China which have lower production costs. The markets in which we compete include a large number of relatively small manufacturers; however, certain competitors have substantially greater sales volumes and financial resources compared to us. Competitive factors in the upper-medium price range include style, price, quality, delivery, design, service and durability. We believe that our manufacturing processes, our sourcing strategy, long-standing customer relationships and customer responsiveness, consistent support of existing diverse product lines that are high quality and good value, and our experienced management are competitive advantages.

Associates

       At December 31, 2004, we employed approximately 2,600 associates. None of our associates are represented by a labor union. We consider our relationship with our associates to be good.

Trademarks

       Our trade names represent many years of continued business, and we believe these names are well recognized and associated with excellent quality and styling in the furniture industry. We own a number of trademarks, none of which are considered to be material.

Governmental Regulations

       We are subject to federal, state and local laws and regulations in the areas of safety, health and environmental pollution controls. Compliance with these laws and regulations has not in the past had any material effect on our earnings, capital expenditures, or competitive position. However, the effect of such compliance in the future cannot be predicted. We believe that we are in material compliance with applicable federal, state and local safety, health and environmental regulations.

Forward-Looking Statements

       Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes," "estimates," "expects," "may," "will," "should," or "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include competition in the furniture industry including competition from lower-cost foreign manufacturers, our success in executing a blended strategy of combining offshore sourcing and domestic manufacturing, disruptions in offshore sourcing including those arising from supply or distribution disruptions or changes in political or economic conditions affecting the countries from which we obtain offshore sourcing, international trade policies of the United States and countries from which we obtain sourcing, the cyclical nature of the furniture industry, fluctuations in the price for lumber which is the most significant raw material we use, fluctuations in foreign freight cost, credit exposure to customers, capital costs and general economic conditions. Any forward-looking statement speaks only as of the date of this filing, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

Available Information

       Our principal Internet address is www.stanleyfurniture.com. We make available free of charge on this web site our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

       In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing, telephoning, faxing or e-mailing us at the following address, telephone number, fax number or e-mail address.

                         Stanley Furniture Company, Inc.
                          1641 Fairystone Park Highway
                           Stanleytown, Virginia 24168
                         Attention: Mr. Douglas I. Payne
                             Telephone: 276-627-2000
                                Fax: 276-629-5114
            Or e-mail your request to: Investor@Stanleyfurniture.com


Item 2.    Properties

       Set forth below is certain information with respect to our principal properties. We believe that all these properties are well maintained and in good condition. All Company plants are equipped with automatic sprinkler systems and modern fire protection equipment, which we believe are adequate. All facilities set forth below are active and operational. Production capacity and extent of utilization of our facilities are difficult to quantify with certainty because maximum capacity and utilization varies periodically depending upon the product being manufactured, the amount of component parts and finished items outsourced and the utilization of the labor force at the facility. In this context, we estimate that our facilities operated at approximately 75% to 80% of capacity in 2004, principally on a one shift basis. We believe available capacity at our facilities together with the integration of selected imported component parts and finished items will be adequate to expand production to meet anticipated product requirements.


                                                                 Approximate         Owned
                                                                Facility Size         or
  Location             Primary Use                              (Square Feet)       Leased
  --------             -----------                              -------------       ------
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



Item 3.    Legal Proceedings

       In the normal course of business, we are involved in claims and lawsuits none of which currently, in our opinion, will have a material adverse affect on our consolidated financial statements.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

       None.


Executive Officers of the Registrant

       Our executive officers and their ages as of January 1, 2005 are as follows:

Name                                                          Age      Position
----                                                          ---      --------
Albert L. Prillaman....................................       59       Chairman
Jeffrey R. Scheffer....................................       49       President and Chief Executive Officer
Douglas I. Payne.......................................       46       Executive Vice President - Finance and
                                                                         Administration and Secretary
Philip D. Haney........................................       50       Executive Vice President - Marketing/Sales
                                                                         Stanley Collections
Robert A. Sitler, Jr...................................       44       Senior Vice President - Operations
R. Glenn Prillaman.....................................       33       Senior Vice President - Marketing/Sales
                                                                         Young America(R)

     Albert L. Prillaman has been Chairman of the Board of Directors since September 1988. Mr. Prillaman served as our Chief Executive Officer from December 1985 to December 2002. Mr. Prillaman also served as President from 1985 until April 2001. Prior to 1985, Mr. Prillaman served as our Vice President and President of the Stanley Furniture division of our predecessor since 1983, and in various executive and other capacities with the Stanley Furniture division of our predecessors since 1969. Albert L. Prillaman is the father of R. Glenn Prillaman.

     Jeffrey R. Scheffer has been Chief Executive Officer since December 2002. Mr. Scheffer has been President since April 2001. He also served as Chief Operating Officer from April 2001 to December 2002. Prior to his employment with us, Mr. Scheffer served as President of American Drew, a furniture manufacturer, for five years.

     Douglas I. Payne has been Executive Vice President - Finance and Administration since April 2001. Mr. Payne previously held the position of Senior Vice President - Finance and Administration since December 1996. He was our Vice President of Finance and Treasurer from September 1993 to December 1996. Prior to that time, Mr. Payne held various financial management positions since his employment by us in 1983. Mr. Payne has been our Secretary since 1988.

       Philip D. Haney has been Executive Vice President - Marketing/Sales - Stanley Collections since August 2003. Mr. Haney previously held the position of Executive Vice President - Marketing and Sales since his employment by us in October 2002. Prior to his employment with us, Mr. Haney served as President of Karastan Rug and Home from August 2002 to October 2002 and was Senior Vice President, Marketing and Sales at Karastan from 1998 to August 2002.

       Robert A. Sitler, Jr. has been Senior Vice President - Operations since November 2003. Mr. Sitler previously held the position of Vice President - Manufacturing Services since November 2001. Prior to that time, Mr. Sitler held various management positions in credit, manufacturing, human resources, supply management and global sourcing since his employment with us in 1985.

       R. Glenn Prillaman has been Senior Vice President - Marketing/Sales - Young America(R) since August 2003. Mr. Prillaman previously held the position of Vice President - Product Manager since January 2002. Mr. Prillaman held various management positions in product development for Young America(R) since June 1999. R. Glenn Prillaman is the son of Albert L. Prillaman.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

       Our common stock is quoted on the Nasdaq Stock Market ("Nasdaq") under the symbol STLY. The table below sets forth the high and low sales prices per share, for the periods indicated, as reported by Nasdaq.

                                        2004                              2003
                             --------------------------       ------------------------------
                                               Dividends                             Dividends
                              High       Low     Paid         High        Low          Paid
                             -----      -----    -----        ------      -----        ----
       First Quarter.....   $40.42     $31.54     $.10        $25.15     $18.26       $.05
       Second Quarter....    45.45      38.12      .10         27.42      20.69        .05
       Third Quarter.....    48.38      38.44      .10         33.19      26.18        .05
       Fourth Quarter....    47.95      41.70      .10         33.08      29.50        .05


       As of January 28, 2005, we have approximately 2,900 beneficial stockholders. Our Board of Directors initiated an annual dividend policy of $.20 per share in January 2003 and increased the annual dividend policy to $.40 per share in January 2004 and increased it another 20% to $.48 per share in February 2005. Our dividend policy is subject to review and revision by the Board of Directors and any future payments will depend upon the financial condition, our capital requirements and earnings, as well as other factors the Board of Directors may deem relevant. Our ability to pay dividends and repurchase our common stock is restricted under certain loan covenants. See Note 3 of the Notes to Consolidated Financial Statements.

Issuer Purchases of Equity Securities

       The following table represents share repurchase activity for the fourth quarter ending December 31, 2004:

                                                                                                  Maximum number (or
                                                                           Total number of        approximate dollar
                                              Total                        shares purchased       value) of shares that
                                              number of     Average        as part of publicly    may yet be purchased
                                              shares        price paid     announced plans        under the plans or
Period                                        purchased     per share      or programs            programs (a)
------                                        ---------     ------------   --------------------   ------------


September 26 to October 30, 2004                                                                     $10,200,000
October 31 to November 27, 2004                     6         $45.01                 6               $10,200,000
November 28 to December 31, 2004                                                                     $10,200,000
                                              -----------   -----------    ------------------

Total                                               6         $45.01                 6
                                              ===========   ===========    ==================


(a) On October 13, 2003, we announced that our Board of Directors had authorized the use of an additional $10 million to repurchase our common stock, bringing the total amount authorized to repurchase our common stock to $10.2 million. Consequently, we may purchase our common stock, from time to time, either directly or through agents, in the open market, through negotiated purchases or otherwise, at prices and on terms satisfactory to us.

Equity Compensation Plan Information

       The following table summarizes our equity compensation plans as of December 31, 2004:

                                         Number of shares         Weighted-average        Number of shares
                                         to be issued upon        exercise price          remaining available
                                         exercise of              of outstanding          for future issuance
                                         outstanding options,     options, warrants       under equity
                                         warrants and rights      and rights              compensation plans
                                         -----------------------  --------------------    ------------------
Equity compensation plans
  approved by stockholders                       508,700                  $26.70                    232,002

Equity compensation plans
  not approved by stockholders(1)                100,000                  $27.88
                                                 -------                  ------
Total                                            608,700                  $26.89                    232,002
                                                 =======                  ======                    =======

(1)Represents a one time option grant to Jeffrey R. Scheffer, in connection with his employment as our President and Chief Operating Officer in April 2001.






Item 6.    Selected Financial Data

                                                                Years Ended December 31,
                                               --------------------------------------------------------
                                                  2004        2003       2002         2001        2000
                                                  ----        ----       -----        -----       ----
                                                          (in thousands, except per share data)
Income Statement Data:
Net sales (1) ...............................   $305,815    $265,263    $243,547    $238,292   $287,562
Cost of sales (1) ...........................    230,174     203,410     184,967     185,326    218,969
Restructuring and related charges(2) ........                              3,548       2,290
                                                --------    --------    --------    --------    -------
  Gross profit ..............................     75,641      61,853      55,032      50,676     68,593
Selling, general and administrative
  expenses ..................................     40,953      35,637      32,671      30,482     33,656
Unusual charge(3) ...........................                                          2,800
Restructuring and related charges(2) ........                                            733
                                                --------    --------    --------     -------    -------
  Operating income ..........................     34,688      26,216      22,361      16,661     34,937
Other expense (income), net .................       (188)       (203)       (219)         47        (82)
Interest expense ............................      2,343       2,748       3,090       4,007      4,003
                                                --------    --------    --------    --------   --------
  Income before income taxes ................     32,533      23,671      19,490      12,607     31,016
Income taxes ................................     11,744       8,521       6,919       4,286     11,476
                                                --------    --------    --------    --------   --------
  Net income ................................   $ 20,789    $ 15,150    $ 12,571    $  8,321   $ 19,540
                                                ========    ========    ========    ========   ========

Basic Earnings Per Share:
Net income ..................................   $   3.31    $   2.40    $  1.90     $   1.26   $   2.76
                                                ========    ========    ========    ========   ========
Weighted average shares .....................      6,287       6,326       6,609       6,610      7,076
                                                ========    ========    ========    ========   ========

Diluted Earnings Per Share:
Net income ..................................   $   3.17    $   2.34    $   1.85    $   1.21   $   2.63
                                                ========    ========    ========    ========   ========
Weighted average shares(4) ..................      6,549       6,462       6,782       6,900      7,429
                                                ========    ========    ========    ========   ========

Cash dividends paid per share (5) ...........    $   .40     $   .20
                                                ========    ========

Balance Sheet and Other Data:
Cash ........................................   $  7,632    $  2,509    $  9,227    $  1,955   $  1,825
Inventories .................................     73,658      54,638      54,158      49,522     54,423
Working capital .............................     88,567      64,455      62,944      51,271     53,759
Total assets ................................    188,888     164,203     172,485     163,003    179,206
Long-term debt including
  current maturities ........................     15,685      22,700      29,614      37,053     52,169
Stockholders' equity(4) .....................    127,265     102,558      99,687      87,294     79,477
Capital expenditures ........................      1,718       1,243       1,037       4,172      6,068
Stock repurchases:
  Shares (6) ................................                    566         158          86         869
  Total cost (6) ............................               $ 14,788    $  3,066    $  1,973    $ 19,754


(1) Amounts reflect the reclassification of shipping revenues to net sales from cost of sales. Reclassifications for the last five years were $6.4 million, $4.6 million, $4.1 million, $4.0 million and $4.5 million, respectively. These reclassifications had no impact on earnings.

(2) We recorded restructuring and related charges in 2002 of $3.6 million (or $.34 per diluted share) and $3.0 million (or $.29 per diluted share) in 2001 for the closure of a manufacturing facility.

(3) In 2001, we recorded a $2.8 million (or $.26 per diluted share) charge to write off amounts due from a major customer.

(4) In 2002, we issued 49,000 shares to the Stanley Retirement Plan.

(5) No dividends were paid on common stock prior to 2003.

(6) During 2004, we repurchased an insignificant number of shares of our common stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
           ---------------------------------------------------------------

       The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes.

Overview

       Over the past few years the residential wood furniture industry has experienced a surge in low cost imported products, primarily from China. Imports have grown dramatically in the past few years and according to industry sources it is estimated that imports now account for over half of all residential wood furniture sold in the United States.

       In response to this trend we developed a blended strategy of combining our domestic manufacturing capabilities with an offshore sourcing program and realigned our manufacturing capacity. We incorporate selected imported component parts and finished items in our product line to lower costs, provide design flexibility, and offer a better value to our customers. Sourced products increased to approximately 28% of our sales in 2004 compared to 20% in 2003. We anticipate this percentage to remain about the same in 2005.

       The increase in offshore sourcing created excess capacity in our manufacturing facilities which caused us to reduce and realign manufacturing capacity. We closed a manufacturing facility in 2002 (our former West End, North Carolina factory) and reduced operations at another manufacturing facility in 2003. We have realigned production so that each of our current manufacturing facilities is focused on specific product lines of compatible products to improve quality and lower production costs.

       These actions reduced our manufacturing capacity by approximately 15% to 20%. We operated at approximately 75% to 80% of this reduced capacity in 2004 compared to 70% to 75% in 2003, resulting in improved operating margins in 2004. We are maintaining our manufacturing capacity at this level to provide protective capacity for improved demand.

       We will continue to evaluate our manufacturing capacity needs considering offshore sourcing opportunities, current and anticipated demand for our products, overall market conditions and other factors we consider relevant. Should further capacity reductions become necessary, this could cause asset impairment or other restructuring charges in the future.

Results of Operations

       The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Income:

                                                          For the Years Ended
                                                              December 31,
                                                         2004     2003       2002
                                                        -----     -----     -----
Net sales ........................................      100.0%    100.0%    100.0%
Cost of sales ....................................       75.3      76.7      75.9
Restructuring and related charges ................                            1.5
                                                        -----     -----     -----
  Gross profit ...................................       24.7      23.3      22.6
Selling, general and administrative expenses .....       13.4      13.4      13.4
                                                        -----     -----     -----
  Operating income ...............................       11.3       9.9       9.2
Other income, net ................................         .1                  .1
Interest expense .................................         .8       1.0       1.3
                                                        -----     -----     -----
  Income before income taxes .....................       10.6       8.9       8.0
Income taxes .....................................        3.8       3.2       2.8
                                                        -----     -----     -----
  Net income .....................................        6.8%      5.7%     5.2%
                                                        =====     =====     =====


2004 Compared to 2003

Net sales increased $40.6 million, or 15.3%, in 2004 compared to 2003. The increase was due primarily to higher unit volume and to a lesser extent higher average selling prices. While industry sales trends improved in 2004, we believe most of our growth came from market share gains.

Gross profit margin for 2004 increased to 24.7% from 23.3% in 2003. Higher gross profit margin in 2004 was primarily due to higher production levels at our domestic facilities and savings from sourcing initiatives. Inflation in raw materials, wages, employee benefits, energy costs and tariffs imposed on wooden bedroom furniture imported from China were offset with modest price increases.

Selling, general and administrative expenses as a percentage of net sales were 13.4% for both 2004 and 2003. Selling, general and administrative expenditures increased in 2004 by $5.3 million. This increase resulted from higher selling expenses directly attributable to the increase in sales (including additional warehouse expense), increased bonus expense due to higher earnings and cost incurred to comply with the Sarbanes-Oxley Act of 2002. These increases were partially offset by a $334,000 net reversal of bad debt expense in 2004 due to a reduction in accounts receivable from certain customers experiencing financial difficulties compared to a net reversal of $20,000 in 2003.

As a result of the above, operating income as a percentage of net sales was 11.3% for 2004, compared to 9.9% for 2003.

Interest expense for 2004 decreased primarily due to lower average debt levels.

The effective tax rate for 2004 is 36.1% which is comparable to the 2003 effective tax rate. As a result of the new "American Jobs Creation Act of 2004" which allows for a deduction based on qualified domestic production activities, we expect a modest decline in our effective tax rate as this deduction is phased in over the next six years. Consequently, the 2005 effective tax rate is expected to range from 35.5% to 36.0%.

2003 compared to 2002

       Net sales increased $21.7 million, or 8.9%, in 2003 compared to 2002. The increase was due primarily to higher unit volume. We believe this higher unit volume was due to gains in market share resulting from our blended operating strategy that allowed us to offer improved product styling and value to our customers. While industry sales trends improved in the second half of 2003, the industry reported a sales decrease in 2003.

       Gross profit margin for 2003 increased to 23.3% from 22.6% in 2002. Lower gross profit margin in 2002 was due primarily to restructuring and related charges resulting from closing a factory to reduce our manufacturing capacity. The gross profit margin for 2003 increased due to savings from sourcing initiatives and the realignment of manufacturing capacity. These savings were mostly offset by transition and start up costs from increased offshore sourcing, lower production levels at our manufacturing facilities and other inflationary costs including wages and employee benefits.

       Selling, general and administrative expenses as a percentage of net sales was 13.4% for both 2003 and 2002. Selling, general and administrative expenditures increased $3.0 million in 2003 due primarily to higher sales, expansion of our offshore sourcing program and increased marketing and product development costs. These increases were partially offset by a $780,000 decrease in bad debt expense. We recognized $760,000 of bad debt expense in 2002 compared to a net reversal of $20,000 in 2003 due to a decrease in accounts receivable from certain customers experiencing financial difficulties.

       As a result of the above, operating income for 2003 increased to $26.2 million, or 9.9% as a percentage of net sales, from $22.4 million, or 9.2% as a percentage of net sales, in 2002.

       Interest expense for 2003 decreased due primarily to lower average debt levels.

       Our effective income tax rate for 2003 increased to 36.0% from 35.5% in 2002, due primarily to higher state income taxes resulting from the phase-out of certain state tax credits.

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

       Working capital has increased to support increased sales and due to higher finished goods inventory levels as the proportion of our sales from sourced products has increased. To support our delivery performance, we maintain a higher inventory level of sourced products compared to those we manufacture. We expect future changes in working capital to be more closely aligned with changes in sales.

       At December 31, 2004, approximately $10.2 million remains authorized by our Board of Directors to repurchase shares of our common stock. Consequently, we may, from time to time, either directly or through agents, repurchase our common stock in the open market, through negotiated purchases or otherwise, at prices and on terms satisfactory to us. Depending on market prices and other relevant conditions, such purchases may be discontinued at any time. The Board of Directors initiated an annual dividend policy of $.20 per share in January 2003 and doubled the dividend to $.40 per share in January 2004 and increased it another 20% to $.48 per share in February 2005. The aggregate payments for 2005 are expected to be approximately $3.1 million.

       Cash generated from operations was $10.5 million in 2004 compared to $14.3 million in 2003 and $16.1 million in 2002. The decrease in 2004 compared to 2003 was due to higher payments to suppliers and employees, partially offset by higher receipts from customers. Payments to suppliers and employees increased $42.2 million, primarily to fund increased purchases of sourced products, higher production and higher selling and administrative expenses. Cash received from customers increased $37.2 million as a result of higher sales. The decrease in cash generated from operations for 2003 compared to 2002 was due primarily to higher tax payments which was a result of timing of estimated tax payments and higher income.

       Net cash used by investing activities was $1.9 million in 2004 compared to $1.3 million and $342,000 in 2003 and 2002, respectively. Capital expenditures in 2004 consisted of normal capital expenditures and software purchases. The expenditures for all three years were primarily for plant and equipment and other assets in the normal course of business. In 2002, we received net proceeds of $695,000 from the sale of real estate at our former West End, North Carolina facility. The decline in capital expenditures for the past 3 years is due to the relocation of a significant portion of the machinery and equipment from our former West End, North Carolina facility to other Company facilities and used in lieu of normal replacements. In 2005, we expect to see the return to more historic levels of capital spending. Consequently, capital expenditures for 2005 are anticipated to range from $4 million to $6 million. Our sales growth, along with an increase in the proportion of sourced goods, has created a need for additional warehouse space. We are currently renting space to accommodate our needs. To partially address the need for additional warehouse space, approximately $700,000 of the 2005 capital expenditures will be used to expand warehouse space and improve the manufacturing flow at one of our facilities. However, since this will not completely alleviate the need for rented warehouse space, we continue to evaluate long-term solutions which could result in additional capital expenditures in 2005.

       Net cash used by financing activities was $3.5 million, $19.7 million and $8.5 million in 2004, 2003 and 2002, respectively. In 2004 cash from operations and proceeds from exercise of stock options provided funds for senior debt payments and cash dividends. In 2003 and 2002, cash from operations and proceeds from the exercise of stock options provided cash for purchase and retirement of our common stock and senior debt payments. In 2003, these funds were also used to pay cash dividends.

       At December 31, 2004, long-term debt including current maturities was $15.6 million. Debt service requirements are $4.3 million in 2005, $2.9 million both in 2006 and 2007 and $1.4 million in both 2008 and 2009. As of December 31, 2004, approximately $25 million of additional borrowings were available under a revolving credit facility and cash on hand was $7.6 million.

       The following table sets forth our contractual cash obligations and other commercial commitments at December 31, 2004:

                                                          Payment due or commitment expiration

                                                             Less Than                     Over
                                                      Total    1 year 1-3 years 3-5 years 5 years
                                                      -----    ------   ------   ------   ------

Contractual cash obligations:
  Long-term debt                                     $15,685   $4,257   $5,714   $2,857   $2,857
  Operating leases                                     2,821      701    1,182      938
                                                     -------   ------   ------   ------   ------
       Total contractual cash obligations            $18,506   $4,958   $6,896   $3,795   $2,857
                                                     =======   ======   ======   ======   ======
Other commercial commitments:
  Letters of credit                                  $ 4,234   $4,234



Critical Accounting Policies

      We have chosen accounting policies that are necessary to accurately and fairly report our operational and financial position. Below are the critical accounting policies that involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

      Allowance for doubtful accounts - We maintain an allowance for doubtful receivables for estimated losses resulting from the inability of trade customers to make required payments. We provide an allowance for specific customer accounts where collection is doubtful and also provide an allowance for other accounts based on historical collection and write-off experience. Judgment is critical because some customers have experienced financial difficulties. As the financial condition of these customers and the related receivable balances change, the level of such allowances will be reevaluated. During 2004, the credit exposure related to certain customer accounts experiencing financial difficulties declined resulting in a decrease in the allowance for doubtful receivables.

      Inventory valuation - Inventory is valued at the lower of cost or market. Cost for all inventories is determined using the first-in, first-out (FIFO) method. We evaluate our inventory to determine excess or slow moving items based on current order activity and projections of future demand. For those items identified, we estimate our market value or net sales value based on current trends. Those items having a net sales value less than cost are written down to their net sales value. This process recognizes projected inventory losses when they become evident rather than at the time they are sold. These reserves were increased in 2004 as a result of higher inventory levels.

      Long-lived assets - Property, plant and equipment is reviewed for possible impairment when events indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Depreciation policy reflects judgments on the estimated useful lives of assets.

      Tax contingencies - Tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. These potential exposures result from the varying applications of statutes, rules, regulations and interpretations. Our tax contingencies contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. The ultimate resolution of these matters may be greater or less than the amount that we have accrued.

      Pension costs - Our pension expense is developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates used to determine the present value of future benefit payments and expected return on plan assets, which are usually updated on an annual basis at the beginning of each year. We consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension costs may occur in the future due to changes in these assumptions. The key assumptions used in developing 2004 net pension costs were a discount rate of 6.0% and an expected return on plan assets of 6.5% compared to 6.5% for both the discount rate and expected return on plan assets in 2003. In establishing our expected return on plan assets assumption, we review asset allocation considering plan maturity and develop return assumptions based on different asset classes adjusting for plan operating expenses. Actual asset over/under performance compared to expected returns will respectively decrease/increase unrecognized loss. The change in the unrecognized loss will change amortization cost in upcoming periods. A one percentage point change in the expected return assumption in the current year would have resulted in a change in pension expense of $150,000. Net pension cost for 2005 is expected to increase slightly, primarily as a result of a reduction in the discount rate from 6.0% to 5.5%.

       Self-Insurance - We are self-insured for certain claims related to medical insurance and workers' compensation. We maintain stop loss coverage with third party insurers to limit our total exposure. The self-insurance liability represents an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date. The estimated liability is established based upon analysis of historical data and is reviewed on a quarterly basis to ensure that the liability is appropriate. If actual claims differ from our estimates, our financial results could be impacted.

       Tariffs imposed on wooden bedroom furniture imported from China - Tariff expense is based on the most current rates published by the Department of Commerce. These rates are potentially subject to an administrative review process starting approximately one year after the publication date. The final amounts will depend on whether administrative reviews are performed and the outcome of those reviews, if any, on the vendors we purchase from.

       We do not have transactions or relationships with "special purpose" entities, and we do not have any off balance sheet financing other than normal operating leases primarily for showroom, warehousing space and certain technology equipment.

New Accounting Standards

         In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 151, "Inventory Costs". The new Statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect adoption of this statement to have a material impact on our financial condition or results of operations.

         In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. We are evaluating these new rules, but expect no material impact upon adoption relating to outstanding options since a majority of the awards under the existing incentive stock option plan will be fully vested prior to the effective date of the revised rules.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risks

       Our obligation under the revolving credit facility bears interest at a variable rate; therefore, changes in prevailing interest rates impact our borrowing costs. A one-percentage point fluctuation in market interest rates would not have had a material impact on earnings in 2004.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
           ---------------------------------------------------------------

       None.

Item 9A.   Controls and Procedures

       Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

       Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

       Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

       Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

       Changes in Internal Controls over Financial Reporting

       There were no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

       None.

                                    PART III

Item 10.   Directors and Executive Officers

       Information related to our directors is set forth under the caption "Election of Directors" of our proxy statement (the "2005 Proxy Statement") for our annual meeting of shareholders scheduled for April 26, 2005. Such information is incorporated herein by reference.

       Information relating to compliance with section 16(a) of the Exchange Act is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of our 2005 Proxy Statement and is incorporated herein by reference.

       Information relating to the Board of Directors determinations concerning whether a member of the Audit Committee of the Board is a "financial expert" as that term is defined under Item 401(h) of Regulation S-K is set forth under the caption "Board and Board Committee Information" of our 2005 Proxy Statement and is incorporated herein by reference.

       Information concerning our executive officers is included in Part I of this report under the caption "Executive Officers of the Company."

       We have adopted a code of ethics that applies to our associates, including the principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions. Our code of ethics is posted on our website at stanleyfurniture.com.

Item 11.   Executive Compensation

       Information relating to our executive compensation is set forth under the caption "Compensation of Executive Officers" of our 2005 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
           ------------------------------------------------------------------

       Our information relating to this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of our 2005 Proxy Statement. Such information is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

       None.

Item 14.   Principal Accountant Fees and Services

       Our information relating to this item is set forth under the caption "Independent Public Accountants" of our 2005 Proxy Statement. Such information is incorporated herein by reference.

                                     PART IV

Item 15.   Exhibits and Financial Statement Schedule

(a) Documents filed as a part of this Report:

(1) The following consolidated financial statements are included in this report on Form 10-K:

       Report of Independent Registered Public Accounting Firm
       Consolidated Balance Sheets as of December 31, 2004 and 2003 Consolidated Statements of Income for each of the three years in the period ended December 31, 2004
       Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 2004
       Consolidated Statements of Cash Flow for each of the three years in the period ended December 31, 2004
       Notes to Consolidated Financial Statements

(2) Financial Statement Schedule:

       Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2004

(b) Exhibits:

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

4.2 Note Purchase and Private Shelf Agreement, dated as of June 29, 1995, among the Registrant, The Prudential Insurance Company of America and the affiliates of Prudential who become Purchasers as defined therein (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K (Commission File No. 0-14938) filed December 2, 1997).

4.3 Letter Amendment, dated October 14, 1996, to Note Agreements, dated June 29, 1995, between the Registrant and The Prudential Insurance Company of America (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended September 29,
     1996).

4.4 Letter Amendment, dated June 16, 1997, to Note Agreements, dated June 29, 1995, between the Registrant and The Prudential Insurance Company of America (incorporated by reference to Exhibit 4.1 to the Registrant's Statement on Form 8-K (Commission File No. 0-14938) filed July 9, 1997).

4.5 Amendment, dated as of May 10, 1999, to Note Agreements, dated February 15, 1994 and June 29, 1995, between the Registrant and The Prudential Insurance Company of America (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended June 26, 1999).

4.6 Private Shelf Agreement dated as of September 9, 1999, as amended as of April 26, 2001, among the Registrant, The Prudential Insurance Company of America and the affiliates of Prudential who became purchasers as defined therein (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10Q (Commission File No 0-14938) for the quarter ended June 30, 2001).

     Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments evidencing long term debt less than 10% of the Registrant's total assets have been omitted and will be furnished to the Securities and Exchange Commission upon request.

10.1 Employment Agreement made as of January 1, 1991 between Albert L. Prillaman and us (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-K (Commission File No. 0- 14938) for the year ended December 31,
     1991).(2)

10.2 Supplemental Retirement Plan of Stanley Furniture Company, Inc., as restated effective January 1, 1993 (incorporated by reference to Exhibit
     10.8 to the Registrant's Form 10-K (Commission File No.0-14938) for the year ended December 31, 1993).(2)

10.3 First Amendment to Supplemental Retirement Plan of Stanley Furniture Company, Inc., effective December 31, 1995, adopted December 15, 1995 (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1995).(2)

10.4 Stanley Interiors Corporation Deferred Compensation Capital Enhancement Plan, effective January 1, 1986, as amended and restated effective August 1, 1987 (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (Commission File No. 0-14938), No. 33-7300).(2)

10.5 1992  Stock  Option  Plan   (incorporated   by  reference  to  Registrant's
     Registration Statement on Form S-8 No. 33-58396).(2)

10.6 1994 Stock Option Plan (incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1994).(2)

10.7 1994 Executive Loan Plan (incorporated by reference to Exhibit 10.19 to the Registrant's Form 10- K (Commission File No. 0-14938) for the year ended December 31, 1994).(2)

(2)  Management contract or compensatory plan

10.8 Employment Agreement dated as of June 1, 1996, between Douglas I. Payne and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended June 30, 1996).(2)

10.9 Amendment No. 1, dated as of October 1, 1996, to the Employment Agreement, dated as of January 1, 1991, between the Registrant and Albert L. Prillaman (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended September 29, 1996).(2)

10.10 2000 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Registrant's Proxy Statement (Commission File No. 0-14938) for the special meeting of stockholders held on August 24, 2000).(2)

10.11 Amendment No. 2 to The Stanley Furniture Company, Inc. 1992 Stock Option Plan dated July 1, 2000 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q(Commission File No. 0-14938) for the quarter ended September 1, 2000).(2)

10.12 Amendment No. 1 to The Stanley Furniture Company, Inc. 1994
      Stock Option Plan dated as of July 1, 2000  (incorporated  by reference to
      Exhibit 10.3 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended September 1, 2000).(2)

10.13 Employment Agreement made as of April 9, 2001 between Jeffrey R. Scheffer and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q(Commission File No. 0- 14938) for the quarter ended June 30, 2001).(2)

10.14 Option Agreement, dated April 30, 2001, between the Registrant and Jeffrey
      R. Scheffer (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (Commission File No. 0- 14938) for the quarter ended September 29, 2001).(2)

10.15 Agreement, dated April 25, 2002, between Stanley Furniture Company, Inc. and Albert L.Prillaman (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K (Commission File No. 0- 14938) filed on April 25,
      2002).(2)

10.16 Second Amendment to Supplemental Retirement Plan of Stanley Furniture Company, Inc. effective January 1, 2002 (incorporated by reference to
      Exhibit 10.33 to the Registrant's Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2002).(2)

10.17 Second Amendment, dated March 1, 2003, to the Employment Agreement, dated January 1, 1991, between the Registrant and Albert L. Prillaman (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended March 29, 2003).(2)

10.18 First Amendment, dated March 1, 2003, to the Employment Agreement, dated April 9, 2001, between the Registrant and Jeffrey R.Scheffer (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q(Commission File No. 0-14938) for the quarter ended March 29, 2003).(2)

10.19 Credit Agreement, dated August 29, 2003, between the Registrant and SouthTrust Bank (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (Commission File No.0-14938) for the quarter ended September 27, 2003).

10.20 First  amendment, dated April 23, 2004, to the revolving  credit  facility dated August 29, 2003, between the registrant and SouthTrust Bank (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (Commission File No. 0-14938) for the quarter ended June 26, 2004).

(2)  Management contract or compensatory plan

10.21 2005 Incentive Compensation Award, dated as of December 15, 2004, from the Registrant to Jeffrey R. Scheffer. (2) (1)

10.22 2005 Incentive Compensation Award, dated as of December 15, 2004, from the Registrant to Douglas I. Payne. (2) (1)

10.23 Form of Stock Option Award under 2000 Incentive Plan (ISO). (2) (1)

10.24 Form of Stock Option Award under 2000 Incentive Plan (ISO/NSO). (2) (1)

10.25 Form of Stock Option Award under 2000 Incentive Plan (Directors). (2) (1)

21    List of Subsidiaries(1)

23    Consent of PricewaterhouseCoopers LLP(1)

31.1 Certification by Jeffrey R. Scheffer, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2 Certification by Douglas I. Payne, our Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1 Certification by Jeffrey R. Scheffer, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2 Certification by Douglas I. Payne, our Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1)  Filed Herewith
(2)  Management contract or compensatory plan.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                             STANLEY FURNITURE COMPANY, INC.

February 9, 2005                             By:      /s/Jeffrey R. Scheffer
                                                      ----------------------
                                                         Jeffrey R. Scheffer
                                                         President and Chief
                                                         Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature               Title                                Date

/s/Albert L. Prillaman    Chairman and Director                February 9, 2005
----------------------
(Albert L. Prillaman)

/s/Jeffrey R. Scheffer     President and Chief Executive       February 9, 2005
----------------------
(Jeffrey R. Scheffer)           Officer and Director
                                (Principal Executive Officer)

/s/Douglas I. Payne        Executive Vice President - Finance  February 9, 2005
-------------------
(Douglas I. Payne)              and Administration and
                                Secretary (Principal Financial
                                and Accounting Officer)

/s/Robert G. Culp, III     Director                            February 9, 2005
----------------------
(Robert G. Culp, III)

/s/Michael P. Haley        Director                            February 9, 2005
-------------------
(Michael P. Haley)

/s/Thomas L. Millner       Director                            February 9, 2005
--------------------
(Thomas L. Millner)

/s/T. Scott McIlhenny, Jr. Director                            February 9, 2005
-------------------------
(T. Scott McIlhenny, Jr.)

                         STANLEY FURNITURE COMPANY, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2004
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE



   Consolidated Financial Statements                                                          Page

   Report of Independent Registered Public Accounting Firm.............................       F-2

   Consolidated Balance Sheets as of December 31, 2004 and 2003........................       F-4

   Consolidated Statements of Income for each of the three years in the period
     ended December 31, 2004...........................................................       F-5

   Consolidated Statements of Changes in Stockholders' Equity for each of the
     three years in the period ended December 31, 2004.................................       F-6

   Consolidated Statements of Cash Flows for each of the three years in the
     period ended December 31, 2004....................................................       F-7

   Notes to Consolidated Financial Statements..........................................       F-8


   Financial Statement Schedule

   Schedule II - Valuation and Qualifying Accounts for each of the  three
     years in the period ended December 31, 2004.......................................       S-1


             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Stanley Furniture Company, Inc:

We have completed an integrated audit of Stanley Furniture Company, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Stanley Furniture Company, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.



PricewaterhouseCoopers LLP
Richmond, Virginia
February 7, 2005


                         STANLEY FURNITURE COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                        December 31,
                                                                      2004        2003
                                                                    --------    --------
ASSETS
Current assets:
     Cash .......................................................   $  7,632    $  2,509
     Accounts receivable, less allowances of $1,961 and $2,546 ..     36,036      30,120
     Inventories:
       Finished goods ...........................................     52,646      37,815
       Work-in-process ..........................................      8,449       7,638
       Raw materials ............................................     12,563       9,185
                                                                    --------    --------
          Total inventories .....................................     73,658      54,638

Prepaid expenses and other current assets .......................      1,585       2,855
Deferred income taxes ...........................................      2,414       2,855
                                                                    --------    --------
   Total current assets .........................................    121,325      92,977

Property, plant and equipment, net ..............................     51,342      55,154
Goodwill ........................................................      9,072       9,072
Other assets ....................................................      7,149       7,000
                                                                    --------    --------
   Total assets .................................................   $188,888    $164,203
                                                                    ========    ========

LIABILITIES
Current liabilities:
    Current maturities of long-term debt ........................   $  4,257    $  7,014
    Accounts payable ............................................     16,056      10,595
    Accrued salaries, wages and benefits ........................     10,573       9,511
    Other accrued expenses ......................................      1,872       1,402
                                                                    --------    --------
      Total current liabilities .................................     32,758      28,522

Long-term debt, exclusive of current maturities .................     11,428      15,686
Deferred income taxes ...........................................     10,742      12,560
Other long-term liabilities .....................................      6,695       4,877
                                                                    --------    --------
       Total liabilities ........................................     61,623      61,645
                                                                    --------    --------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 10,000,000 shares authorized,
   6,415,002 and 6,201,047 shares issued and outstanding ........        129         124
Capital in excess of par value ..................................     10,335       3,819
Retained earnings ...............................................    116,952      98,680
Accumulated other comprehensive loss ............................       (151)        (65)
                                                                    --------    --------
     Total stockholders' equity .................................    127,265     102,558
                                                                    --------    --------
       Total liabilities and stockholders' equity ...............   $188,888    $164,203
                                                                    ========    ========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.



                         STANLEY FURNITURE COMPANY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)


                                                                 For the Years Ended
                                                                     December 31,
                                                            2004        2003        2002
                                                          --------    -------     --------
Net sales .............................................   $305,815    $265,263    $243,547

Cost of sales .........................................    230,174     203,410     184,967
Restructuring and related charges (Note 8) ............                              3,548
                                                          --------    --------    --------

  Gross profit ........................................     75,641      61,853      55,032

Selling, general and administrative expenses ..........     40,953      35,637      32,671
                                                          --------    --------    --------

  Operating Income ....................................     34,688      26,216      22,361

Other expense (income), net ...........................       (188)       (203)       (219)
Interest expense ......................................      2,343       2,748       3,090
                                                          --------    --------    --------

  Income before income taxes ..........................     32,533      23,671      19,490

Income taxes ..........................................     11,744       8,521       6,919
                                                          --------    --------    --------

  Net income ..........................................   $ 20,789    $ 15,150    $ 12,571
                                                          ========    ========    ========

Earnings per share:

  Basic ...............................................   $   3.31    $   2.40    $   1.90
                                                          ========    ========    ========
  Diluted .............................................   $   3.17    $   2.34    $   1.85
                                                          ========    ========    ========

Weighted average shares outstanding:

  Basic ...............................................      6,287       6,326       6,609
                                                          ========    ========    ========
  Diluted .............................................      6,549       6,462       6,782
                                                          ========    ========    ========

Cash dividend declared per common share ...............    $   .40    $    .20
                                                          ========    ========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.


                                                          STANLEY FURNITURE COMPANY, INC.
                                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                        For each of the three years in the period ended December 31, 2004
                                                       (in thousands, except per share data)

                                                                                                         Accumulated
                                                                       Capital in     Stock                 Other
                                                        Common Stock    Excess of     Option   Retained Comprehensive
                                                      Shares    Amount  Par Value     Loans    Earnings      Loss       Total
                                                       -----    ------  ---------    -------   --------    --------   ---------


 Balance at January 1, 2002 ....................       6,643    $133     $17,537    $(2,604)   $ 72,228               $ 87,294

 Net income ....................................                                                 12,571                 12,571

 Purchase and retirement of stock ..............        (158)     (2)     (3,064)                                       (3,066)

 Issuance of stock to Stanley Retirement Plan...          49       1       1,179                                         1,180

 Exercise of stock options .....................         121       2       1,199        (72)                             1,129

 Tax benefit on exercise of stock options ......                             871                                           871

 Stock option loan payments ....................         (86)     (3)     (2,949)     2,660                               (292)
                                                       -----    ----     -------     ------     -------       ----     -------

   Balance at December 31, 2002 ................       6,569     131      14,773        (16)     84,799                 99,687

  Net Income ...................................                                                 15,150                 15,150

 Minimum pension liability, net of
    deferred income tax benefit of $40 .........                                                             $(65)         (65)
                                                                                                                       -------

  Comprehensive income .........................                                                                        15,085
                                                                                                                       -------

Purchase and retirement of stock ...............        (566)    (11)    (14,769)                    (8)               (14,788)

Exercise of stock options ......................         198       4       2,345                                         2,349

Tax benefit on exercise of stock options .......                           1,475                                         1,475

Stock option loan payments .....................                                         11                                 11

Dividends paid, $0.20 per share ................                                                 (1,261)                (1,261)
                                                       -----    ----      ------     ------     -------       ----     -------

  Balance at December 31, 2003 .................       6,201     124       3,824         (5)     98,680        (65)    102,558

Net Income .....................................                                                 20,789                 20,789

Minimum pension liability, net of
  deferred income tax benefit of $53 ...........                                                               (86)        (86)

                                                                                                                       -------
 Comprehensive income
                                                                                                                        20,703

Exercise of stock options ......................         214       5       5,033                                         5,038


Tax benefit on exercise of stock options........                           1,478                                         1,478

Stock option loan payments .....................                                          5                                  5

Dividends paid, $0.40 per share ................                                                 (2,517)                (2,517)
                                                       -----    ----    --------      -----    --------       ----     -------


  Balance at December 31, 2004 .................       6,415   $ 129     $10,335               $116,952      $(151)   $127,265
                                                       =====   =====     =======      =====    ========      =====    ========




                   The accompanying notes are an integral part
                    of the consolidated financial statements.



                         STANLEY FURNITURE COMPANY, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      For the Years Ended
                                                                           December 31,
                                                               -----------------------------------
                                                                 2004         2003          2002
                                                               ---------    --------     ---------
Cash flows from operating activities:
  Cash received from customers .............................   $ 300,429    $ 263,211    $ 239,079
  Cash paid to suppliers and employees .....................    (278,509)    (236,334)    (217,856)
  Interest paid, net .......................................      (2,387)      (2,793)      (3,155)
  Income taxes paid ........................................      (9,061)      (9,740)      (1,949)
                                                               ---------    ---------    ---------
    Net cash provided by operating activities ..............      10,472       14,344       16,119
                                                               ---------    ---------    ---------

Cash flows from investing activities:
  Capital expenditures .....................................      (1,718)      (1,243)      (1,037)
  Other, net ...............................................        (135)        (104)         695
                                                               ---------    ---------    ---------
    Net cash used by investing activities ..................      (1,853)      (1,347)        (342)
                                                               ---------    ---------    ---------

Cash flows from financing activities:
  Purchase and retirement of common stock ..................                  (14,788)      (3,066)
  Repayment of senior notes ................................      (7,015)      (6,914)      (6,839)
  Dividends paid ...........................................      (2,517)      (1,261)
  Repayment of revolving credit facility ...................                                  (600)
  Proceeds from exercise of stock options ..................       5,043        2,360        1,205
  Proceeds from insurance policy loans .....................         993          888          795
                                                               ---------    ---------    ---------
    Net cash used by financing activities ..................      (3,496)     (19,715)      (8,505)
                                                               ---------    ---------    ---------

Net increase (decrease) in cash ............................       5,123       (6,718)       7,272
Cash at beginning of year ..................................       2,509        9,227        1,955
                                                               ---------    ---------    ---------

    Cash at end of year ....................................   $   7,632    $   2,509    $   9,227
                                                               =========    =========    =========

Reconciliation of net income to net cash provided by operating activities:
Net income .................................................   $  20,789    $  15,150    $  12,571
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation ...........................................       5,524        5,623        5,724
    Amortization ...........................................          98          160          214
    Restructuring charge ...................................                                 1,755
    Deferred income taxes ..................................      (1,324)        (463)       2,110
    Other, net .............................................          (3)           2           34
    Changes in assets and liabilities:
      Accounts receivable ..................................      (5,916)      (2,288)      (3,970)
      Inventories ..........................................     (19,020)        (480)      (4,636)
      Prepaid expenses and other current assets ............       1,586          403         (418)
      Accounts payable .....................................       5,461       (2,791)       1,545
      Accrued salaries, wages and benefits .................       1,062         (270)         721
      Other accrued expenses ...............................         470         (977)         544
      Other assets .........................................          66           57           40
      Other long-term liabilities ..........................       1,679          218         (115)
                                                               ---------    ---------    ---------
        Net cash provided by operating activities ..........   $  10,472    $  14,344    $  16,119
                                                               =========    =========    =========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                         STANLEY FURNITURE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies

Organization and Basis of Presentation
         The consolidated financial statements include Stanley Furniture Company, Inc. and our wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. We are a leading designer and manufacturer of wood furniture exclusively targeted at the upper-medium price range of the residential market.

         We operate in one business segment. Substantially all revenues result from the sale of residential furniture products. Substantially all trade accounts receivable are due from retailers in this market, which consists of a large number of entities with a broad geographical dispersion.

Revenue Recognition
         Sales are recognized when products are shipped to customers. Shipping revenues have historically been netted against related expenses in cost of sales. We have reclassified these revenues to net sales increasing net sales by $6.4 million, $4.6 million and $4.1 million in 2004, 2003 and 2002, respectively, and resulting in no impact on earnings. Costs to warehouse and prepare goods for shipping to customers are expensed and recorded in selling, general and administrative expenses and amounted to $5.0 million, $3.4 million and $2.8 million in 2004, 2003 and 2002, respectively.

Inventories
         Inventories are valued at the lower of cost or market. Cost for all inventories is determined using the first-in, first-out (FIFO) method.

Property, Plant and Equipment
         Depreciation of property, plant and equipment is computed using the straight-line method based upon the estimated useful lives. Gains and losses related to dispositions and retirements are included in income. Maintenance and repairs are charged to income as incurred; renewals and betterments are capitalized. Assets are reviewed for possible impairment when events indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of property, plant and equipment, which could result in impairment charges in future periods. Depreciation policy reflects judgments on the estimated useful lives of assets.

Capitalized Software Cost
         We amortize purchased computer software costs using the straight-line method over the economic lives of the related products of five years. Unamortized cost at December 31, 2004 and 2003 was $241,000 and $189,000, respectively.

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

Fair Value of Financial Instruments
         The fair value of our long-term debt is estimated using discounted cash flow analysis based on the incremental borrowing rates currently available to us for loans with similar terms and maturities. At December 31, 2004, the fair value is not materially different than our carrying value. The fair value of trade receivables, trade payables and letters of credit approximate the carrying amount because of the short maturity of these instruments.

                         STANLEY FURNITURE COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.       Summary of Significant Accounting Policies (continued)

Pension Plans
       Our funding policy is to contribute to all qualified plans annually an amount equal to the normal cost and a portion of the unfunded liability, but not to exceed the maximum amount that can be deducted for federal income tax purposes.

Earnings per Common Share
       Basic earnings per share is computed based on the average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method.

Stock Options
       We apply Accounting Principles Board Opinion No. 25 in accounting for stock options and disclose the fair value of options granted as permitted by Statement of Financial Accounting Standards No. 123. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the common stock at date of grant and the number of shares awarded was fixed at the grant date.

       The estimated per share weighted-average fair value of stock options granted during 2004, 2003 and 2002 was $15.11, $11.45 and $14.36, respectively, on the date of grant. A risk-free interest rate of 4.0%, 3.9% and 4.0% for 2004, 2003 and 2002, respectively, a volatility rate of 30% to 50% with an expected life of 8 to 10 years and a dividend yield of approximately 1%, was assumed in estimating the fair value.

       The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon the estimated fair value (in thousands, except per share data):

                                                              2004         2003         2002
                                                             -------     --------      -------

Net income as reported....................................   $20,789      $15,150      $12,571
Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects..............................     1,801        1,618        1,783
                                                             -------      -------      -------

  Pro forma net income....................................   $18,988      $13,532      $10,788
                                                             =======      =======      =======

Earnings per share:
  Basic - as reported.....................................    $ 3.31       $ 2.40       $ 1.90
                                                              ======       ======       ======
  Basic - pro forma.......................................    $ 3.02       $ 2.14       $ 1.63
                                                              ======       ======       ======

  Diluted - as reported...................................    $ 3.17       $ 2.34       $ 1.85
                                                              ======       ======       ======
  Diluted - pro forma.....................................    $ 2.94       $ 2.11       $ 1.60
                                                              ======       ======       ======

Goodwill
       On January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, ("SFAS 142"), "Goodwill and Other Tangible Assets". In accordance with SFAS 142, we discontinued goodwill amortization and tested goodwill of $9.1 million for impairment as of December 31, 2004 and 2003 determining that no impairment loss was necessary. We will continue to test goodwill for impairment at least annually.

                         STANLEY FURNITURE COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.       Summary of Significant Accounting Policies (continued)

Tariffs imposed on wooden bedroom furniture imported from China
       Tariff expense is based on the most current rates published by the Department of Commerce. These rates are potentially subject to an administrative review process starting approximately one year after the publication date. The final amounts will depend on whether administrative reviews are performed and the outcome of those reviews, if any, on the vendors we purchase from.

Use of Estimates
       The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Changes in such estimates may affect amounts reported in future periods.

2.     Property, Plant and Equipment
                                                                  Depreciable
                                                                    lives                    (in thousands)
                                                                  (in years)
                                                                                         2004               2003
                                                                                      ----------          --------
       Land and buildings.................................         20 to 50            $ 38,775           $ 38,606
       Machinery and equipment............................          5 to 12              74,846             74,550
       Office furniture and equipment.....................          3 to 10               2,386              1,846
                                                                                       --------           --------
         Property, plant and equipment, at cost...........                              116,007            115,002
       Less accumulated depreciation......................                               64,665             59,848
                                                                                       --------           --------
         Property, plant and equipment, net...............                             $ 51,342           $ 55,154
                                                                                       ========           ========

3.     Debt
                                                                                            (in thousands)
                                                                                           2004            2003
                                                                                          -----            ----
       7.28% Senior notes due through March 15, 2004..........................                           $ 4,286
       7.57% Senior note due through June 30, 2005............................          $ 1,400            2,700
       7.43% Senior notes due through November 18, 2007.......................            4,285            5,714
       6.94% Senior notes due through May 3, 2011.............................           10,000           10,000
                                                                                        -------          -------
         Total................................................................           15,685           22,700
       Less current maturities................................................            4,257            7,014
                                                                                        -------          -------
         Long-term debt, exclusive of current maturities......................          $11,428          $15,686
                                                                                        =======          =======

       At December 31, 2004, no borrowings were outstanding under a revolving credit facility that provides for maximum borrowings of $25.0 million and matures in August 2006. Interest is payable monthly at the reserve adjusted LIBOR plus .50% per annum (2.90% on December 31, 2004) or, at our option, prime minus 1.0% (4.25% on December 31, 2004). We utilize letters of credit to collateralize certain insurance policies and inventory purchases. Outstanding letters of credit at December 31, 2004, were $4.2 million.

       The above loan agreements require us to maintain certain financial covenants. Our ability to pay dividends with respect to our common stock and to repurchase our common stock is restricted to $25.0 million plus 50% of our consolidated net earnings, adjusted for net cash proceeds received by us from the sale of our stock and the amount of payments for redemption, purchase or other acquisition of our capital stock, subsequent to January 1, 1999. At December 31, 2004, these covenants limit funds available to pay dividends and repurchase our common stock to $36.2 million.

       Annual principal requirements are $4.3 million in 2005, $2.9 million in both 2006 and 2007 and $1.4 million in both 2008 and 2009.



                         STANLEY FURNITURE COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.     Income Taxes

       The provision for income taxes consists of (in thousands):

                                                                      2004            2003              2002
                                                                      ----            ----              ----
      Current:
        Federal............................................           $10,943         $8,190          $4,515
        State..............................................             1,005            794             294
                                                                      -------         ------          ------
          Total current....................................            11,948          8,984           4,809
                                                                      -------         ------          ------
      Deferred:
        Federal............................................              (177)          (400)          1,973
        State..............................................               (27)           (63)            137
                                                                      -------         ------           -----
          Total deferred...................................              (204)          (463)          2,110
                                                                      -------         ------          ------
             Income taxes..................................           $11,744         $8,521          $6,919
                                                                      =======         ======          ======

       A reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate follows:

                                                                       2004           2003            2002
                                                                       ----           ----            ----
     Federal statutory rate...............................             35.0%          35.0%           35.0%
     State tax, net of federal benefit....................              2.5            2.6             2.8
     State tax credits and adjustments....................             (1.0)          (1.0)           (1.6)
     Life insurance.......................................              (.9)          (1.0)           (1.1)
     Other, net...........................................               .5             .4              .4
                                                                       ----           ----            ----
       Effective income tax rate..........................             36.1%          36.0%           35.5%
                                                                       ====           ====            ====

       The income tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31 follow (in thousands):

                                                                                       2004            2003
                                                                                       ----            ----
     Current deferred tax assets (liabilities):
       Accounts receivable..............................................             $   750         $   961
       Employee benefits................................................               1,676           1,847
       Other accrued expenses...........................................                 (12)             47
                                                                                     -------         -------
         Net current deferred tax asset.................................             $ 2,414         $ 2,855
                                                                                     =======         =======

     Noncurrent deferred tax liabilities:
       Property, plant and equipment....................................             $10,522         $11,799
       Employee benefits................................................                 220             761
                                                                                     -------         -------
         Net noncurrent deferred tax liability..........................             $10,742         $12,560
                                                                                     =======         =======

                         STANLEY FURNITURE COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.     Stockholders' Equity

       For the three years ending December 31, 2004, we have used $17.9 million of cash to purchase 724,000 shares of our common stock on the open market at an average price of $24.66. At December 31, 2004, approximately $10.2 million remains under the current Board of Directors authorization to repurchase shares of our common stock.

       In addition to common stock, authorized capital includes 1,000,000 shares of "blank check" preferred stock. None was outstanding during the three years ended December 31, 2004. The Board of Directors is authorized to issue such stock in series and to fix the designation, powers, preferences, rights, limitations and restrictions with respect to any series of such shares. Such "blank check" preferred stock may rank prior to common stock as to dividend rights, liquidation preferences or both, may have full or limited voting rights and may be convertible into shares of common stock.

       Basic and diluted earnings per share are calculated using the following share data (in thousands):

                                                                             2004          2003           2002
                                                                            -----         ------         ------
         Weighted average shares outstanding
            for basic calculation...............................             6,287          6,326          6,609
         Effect of stock options................................               262            136            173
                                                                             -----          -----          -----
           Weighted average shares outstanding
              for diluted calculation...........................             6,549          6,462          6,782
                                                                             =====          =====          =====


6.     Employee Stock Plans

       Our stock option plans provide for the granting of stock options up to an aggregate of 2,500,000 shares of common stock to key employees. The exercise price may not be less than the fair market value of our common stock on the grant date. Granted options generally vest 20% annually. At December 31, 2004, 227,000 shares were available for grant.

       Activity for the three years ended December 31, 2004 follows:
                                                                       Number             Weighted-Average
                                                                      of shares            Exercise Price
         Outstanding at January 1, 2002.....................           1,210,512                $22.07
           Lapsed...........................................             (62,000)                26.18
           Exercised........................................            (120,756)                 9.88
           Granted..........................................              45,000                 26.48
                                                                       ---------

         Outstanding at December 31, 2002...................           1,072,756                 20.73
           Lapsed...........................................             (60,000)                26.33
           Exercised........................................            (197,756)                11.88
           Granted..........................................               4,000                 21.90
                                                                       ---------

         Outstanding at December 31, 2003...................             819,000                 25.95
           Exercised........................................            (214,300)                23.51
           Granted..........................................               4,000                 39.00
                                                                       ---------
           Outstanding at December 31, 2004.................             608,700                $26.89
                                                                       =========

       The average life of outstanding options at December 31, 2004 is 5.8 years. Stock options exercisable at December 31, 2004 are 503,700 shares with a weighted-average exercise price of $26.77 per share.

                         STANLEY FURNITURE COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.     Employee Benefits Plans

Defined Contribution Plan

       We maintain a defined contribution plan covering substantially all of our employees and make discretionary matching and profit sharing contributions. The total plan cost, including employer contributions, was $1.7 million in 2004, $1.5 million in 2003 and $1.4 million in 2002.

Pension Plans

       Benefits do not accrue under our pension plans after 1995. The financial status of the plans at December 31 follows (in thousands):

                                                                     2004                              2003
                                                          --------------------------         ------------------------
                                                           Stanley           Supple-           Stanley        Supple-
                                                          Retirement          Mental          Retirement       mental
                                                             Plan              Plan              Plan           Plan
Change in benefit obligation:
  Beginning benefit obligation..................           $14,571            $1,891           $14,915         $1,750
  Interest cost.................................               861               112               917            112
  Actuarial loss................................             1,436               139               332            111
  Benefits paid.................................            (1,266)              (86)           (1,957)           (82)
  Settlement cost...............................                                                   364
                                                           -------            ------           -------         ------
    Ending benefit obligation...................            15,602             2,056            14,571          1,891
                                                           -------            ------           -------         ------
Change in plan assets:
  Beginning fair value of plan assets...........            15,117                              14,949
  Actual return on plan assets..................             1,615                               2,125
  Employer contributions........................               300                86                               82
  Benefits paid.................................            (1,266)              (86)           (1,957)           (82)
                                                           -------            ------            ------          -----
    Ending fair value of plan assets............            15,766                              15,117
                                                           -------            ------            ------          -----
Funded status...................................               163            (2,056)              546         (1,891)
Unrecognized loss...............................             5,895               244             5,938            105
                                                           -------            ------           -------        -------
  Net amount recognized.........................           $ 6,058           $(1,812)          $ 6,484        $(1,786)
                                                           =======           ========          =======        ========

Amount recognized in the consolidated balance sheet:
  Prepaid (accrued) benefit cost................           $ 6,058           $(2,056)          $ 6,484        $(1,891)
  Accumulated other comprehensive loss..........                                 244                              105
                                                           -------          ---------          -------        -------
    Net amount recognized.......................           $ 6,058           $(1,812)          $ 6,484        $(1,786)
                                                           =======          =========          =======        =======

       We made a cash contribution of $300,000 to the Stanley Retirement Plan in 2004 and no contributions were made in 2003.

                         STANLEY FURNITURE COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.     Employee Benefits Plans (continued)

       We maintain an investment policy for the management of the assets of The Stanley Retirement Plan. The objective of this policy is to build a structured portfolio designed to achieve the most desirable balance between investment return and asset protection by investing in equities of high quality companies and in high quality fixed income securities which are broadly balanced and represent all market sectors. The investment structure provides the necessary liquidity for payment of retirement benefits. The target allocation and the actual allocation for assets of The Stanley Retirement Plan at December 31, 2004 and December 31, 2003, the measurement date, are as follows:

                                                                    Target
                                                                  Allocation           Percentage of Assets
                                                                                        2004           2003
                                                                                        ----           ----
           Equity.....................................             30 to 90%            58.3%          54.6%
           Fixed income...............................             30 to 60%            26.2           35.0
           Other......................................              3 to 25%            15.5           10.4
                                                                                       -----          -----
             Total....................................                                 100.0%         100.0%
                                                                                       =====          =====



       At December 31, 2003, the Stanley Retirement Plan assets included Company stock with a fair value of $1.1 million. No Stanley stock was owned by the plan at December 31, 2004.

       The benefit obligation of the Supplemental Plan, a nonqualified plan, exceeded the accrued benefit cost at December 31, 2004. The net accrued benefit cost of the Supplemental Plan includes a minimum pension liability of $244,000 and $105,000 at December 31, 2004 and 2003, respectively.

       Components of pension cost follow (in thousands):

                                                                        2004              2003           2002
                                                                        ----              ----           ----
         Interest cost.....................................              $973            $1,028         $1,152
         Expected return on plan assets....................              (967)             (958)        (1,117)
         Net amortization and deferral.....................               460               573            307
                                                                         ----             -----         ------
           Net cost........................................               466               643            342
         Settlement expense................................               372               682          1,674
                                                                         ----            ------         ------
           Total expense...................................              $838            $1,325         $2,016
                                                                         ====            ======         ======

       The assumptions used to determine the plans' financial status and pension cost were:

                                                                        2004            2003            2002
                                                                        ----            ----            ----
         Discount rate for funded status...................             5.50%           6.00%           6.50%
         Discount rate for pension cost....................             6.00%           6.50%           7.25%
         Return on assets..................................             6.50%           6.50%           7.50%

       Estimated future benefit payments are $1.3 million in 2005, $1.1 million in 2006, $1.5 million in 2007, $1.2 million in 2008, $1.4 million in 2009 and a total of $7.6 million from 2010 through 2014.

                         STANLEY FURNITURE COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.     Employee Benefits Plans (continued)

       Our pension expense is developed from actuarial valuations. Interest rates used in these valuations are key assumptions, including discount rates used in determining the present value of future benefit payments and expected return on plan assets, which are reviewed and updated on an annual basis at the beginning of each year. We are required to consider current market conditions, including changes in interest rates, in making assumptions. In establishing our expected return on assets assumption, we review asset allocation considering plan maturity and develop return assumptions based on different asset classes adjusting for plan operating expenses. The return assumptions are established after reviewing historical returns of broader market indexes, as well as historical performance of the investments of The Stanley Retirement Plan.

Postretirement Benefits Other Than Pensions

       We provide health care benefits to eligible retired employees between the ages of 55 and 65 and provide life insurance benefits to eligible retired employees from age 55 until death. The plan's financial status at December 31, the measurement date, follows (in thousands):

                                                                                   2004              2003
                                                                                 ------             -----
           Change in benefit obligation:
             Beginning benefit obligation............................            $ 3,233           $ 3,137
             Service cost............................................                 67                58
             Interest cost...........................................                174               187
             Actuarial (gain) loss...................................               (203)               78
             Plan participants' contributions........................                142               171
             Benefits paid...........................................               (302)             (398)
                                                                                 -------            ------
               Ending benefit obligation.............................              3,111             3,233
                                                                                 -------            ------
           Change in plan assets:
             Beginning fair value of plan assets.....................
             Employer contributions..................................                160               227
             Plan participants' contributions........................                142               171
             Benefits paid...........................................               (302)             (398)
                                                                                 -------            ------
               Ending fair value of plan assets......................
           Funded status.............................................             (3,111)           (3,233)
           Unrecognized net loss.....................................                868             1,111
           Unrecognized transition obligation........................              1,044             1,174
                                                                                 -------            ------
             Accrued benefit cost....................................            $(1,199)           $ (948)
                                                                                 =======            ======

       Components of net periodic postretirement benefit cost were (in thousands):

                                                                              2004         2003          2002
                                                                              ----         ----         -----
       Service cost.............................................              $ 67         $ 58         $ 48
       Interest cost............................................               174          187          211
       Amortization of transition obligation....................               130          130          130
       Amortization of net actuarial loss.......................                40           53           47
                                                                              ----         ----         ----
         Net periodic postretirement benefit cost...............              $411         $428         $436
                                                                              ----         ----         ====

                         STANLEY FURNITURE COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.     Employee Benefits Plans (continued)

       The weighted-average discount rates used in determining the actuarial present value of the projected benefit obligation were 5.5% in 2004, 6.0% in 2003 and 6.5% in 2002.

       Assumed health care cost trend rates at December 31:

                                                                                 2004           2003          2002
                                                                                 ----           ----          ----
       Health care cost assumed trend rate for next year..................       10.0%           8.5%          9.0%
       Rate that the cost trend rate gradually declines to................        5.5%           5.0%          5.0%
       Year that the rate reaches the rate it is assumed to
         remain at........................................................       2010           2011           2011

       An increase or decrease in the assumed health care cost trend rate of one percentage point in each future year would affect the accumulated postretirement benefit obligation at December 31, 2004, by approximately $147,000 and the annual postretirement benefit cost by approximately $18,000.

       Estimated future benefit payments are $290,000 in 2005, $280,000 in 2006, $270,000 in 2007, $265,000 in 2008, $270,000 in 2009 and a total of $1,330,000 from 2010 through 2014.

       Since the postretirement benefits other than pension do not cover any benefits after age 65, the Medicare Prescription Drug Act will have no impact on the benefits provided under this plan.

Deferred Compensation

       We have a deferred compensation plan, funded with life insurance policies, which permitted certain management employees to defer portions of their compensation and earn a fixed rate of return. The accrued liabilities relating to this plan of $1.7 million and $1.6 million at December 31, 2004 and 2003, respectively, are included in accrued salaries, wages and benefits and other long-term liabilities. The cash surrender value, net of policy loans, is included in other assets. Policy loan interest of $1.0 million, $911,000 and $789,000 was charged to interest expense in 2004, 2003 and 2002, respectively.

8.     Restructuring and Related Charges

       Manufacturing operations at our former West End, North Carolina facility were phased out during 2002, including the sale of real estate. The remaining restructuring accrual at December 31, 2004 of $178,000 consists of a lease obligation.

9.     Commitments and Contingencies

       We lease warehouse space, showroom space and certain technology equipment. Rental expenses charged to operations were $2.3 million, $1.3 million and $1.2 million in 2004, 2003 and 2002, respectively. Future minimum lease payments are approximately as follows: 2005 - $701,000; 2006 - $614,000; 2007 -
$568,000; 2008 - $512,000 and 2009 - $426,000.

       In the normal course of business, we are involved in claims and lawsuits, none of which currently, in management's opinion, will have a material adverse affect on our Consolidated Financial Statements.

                         STANLEY FURNITURE COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.      New Accounting Standards

         In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 151, "Inventory Costs". The new Statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on our financial condition or results of operations.

         In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) will require the fair value of all stock option awards issued to employees of the Company to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption over the remaining vesting period. We are evaluating these new rules, but expect no material impact upon adoption relating to outstanding options since a majority of the awards under the existing incentive stock option plan will be fully vested prior to the effective date of the revised rules.

11.      Quarterly Results of Operations (Unaudited)

                                                     (in thousands, except per share data)

2004 Quarters:                                        First            Second            Third            Fourth
                                                      -----            ------            -----            ------
Net Sales (1)........................               $71,520           $72,223          $78,803           $83,269
Gross profit.........................                17,221            18,246           19,414            20,760
Net income...........................                 4,607             5,211            5,285             5,686
Net income per share:
   Basic.............................                 $ .74             $ .83            $ .84             $ .89
   Diluted...........................                   .71               .80              .81               .86
Dividend paid per share..............                   .10               .10              .10               .10

2003 Quarters:
Net sales(1).........................               $62,348           $62,503          $66,360           $74,052
Gross profit.........................                14,622            14,565           15,641            17,025
Net income...........................                 3,466             3,536            3,716             4,432
Net income per share:
   Basic.............................                 $ .53             $ .54            $ .61             $ .72
   Diluted...........................                   .52               .53              .59               .70
Dividend paid per share..............                   .05               .05              .05               .05

(1) Amounts reflect the reclassification of shipping revenues to net sales from cost of sales. Amounts reclassified to net sales for 2004 quarters were $1,298, $1,502, $1,628 and $1,933, respectively, and $1,049,
         $1,094, $1,134 and $1,345, respectively, in 2003 quarters. These reclassifications had no impact on earnings.




                                                     S1
                                         STANLEY FURNITURE COMPANY, INC.
                                          SCHEDULE II - VALUATION AND
                                  QUALIFYING ACCOUNTS For each of the Three
                                 Years in the Period Ended December 31, 2004
                                               (in thousands)




                  Column A                         Column B         Column C         Column D             Column E
-------------------------------------------------------------------------------------------------------------------
                                                                     Charged
                                                   Balance at        (Credited)                         Balance
                                                   Beginning          to Costs &                        at End of
                   Descriptions                    of Period          Expenses       Deductions         Period
-------------------------------------------------------------------------------------------------------------------
2004
     Doubtful receivables..................         $1,842            $(334)           $458(a)           $1,050
     Discounts, returns,
       and allowances......................            704              207(b)                              911
                                                    ------            -----            ----              ------
                                                    $2,546            $(127)           $458              $1,961
                                                    ======            =====            ====              ======


2003
     Doubtful receivables..................         $2,053             $(20)           $191(a)           $1,842
     Discounts, returns,
       and allowances......................            580              124(b)                              704
                                                    ------             ----            ----              ------
                                                    $2,633             $104            $191              $2,546
                                                    ======             ====            ====              ======

2002
     Doubtful receivables..................         $1,457             $760            $164(a)           $2,053
     Discounts, returns,
       and allowances......................            567                                                  580
                                                    ------            ----             ----              ------
                                                                         13(b)
                                                    $2,024             $773            $164              $2,633
                                                    ======             ====            ====              ======




(a) Uncollectible receivables written-off, net of recoveries.
(b) Represents net increase (decrease) in the reserve.