Form 10-Q
period 2005-04-02
STANLEY FURNITURE CO INC/
filed 2005-04-26
CIK 797465

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 2, 2005

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



         As of April 22, 2005, 6,504,622 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         STANLEY FURNITURE COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                                               (unaudited)
                                                                 April 2,   December 31,
                                                                   2005        2004
                                                                 --------    -------

ASSETS
Current assets:
     Cash ....................................................   $ 17,272    $  7,632
     Accounts receivable, less allowances of $2,057 and $1,961     40,599      36,036
     Inventories:
       Finished goods ........................................     50,985      52,646
       Work-in-process .......................................      9,367       8,449
       Raw materials .........................................     11,326      12,563
                                                                 --------    --------
          Total inventories ..................................     71,678      73,658

Prepaid expenses and other current assets ....................        955       1,585
Deferred income taxes ........................................      2,409       2,414
                                                                 --------    --------
  Total current assets .......................................    132,913     121,325

Property, plant and equipment, net ...........................     51,155      51,342
Goodwill .....................................................      9,072       9,072
Other assets .................................................      6,701       7,149
                                                                 --------    --------
   Total assets ..............................................   $199,841    $188,888
                                                                 ========    ========

LIABILITIES
Current liabilities:
    Current maturities of long-term debt .....................   $  4,257    $  4,257
    Accounts payable .........................................     17,292      16,056
    Accrued salaries, wages and benefits .....................     10,581      10,573
    Other accrued expenses ...................................      4,275       1,872
                                                                 --------    --------
      Total current liabilities ..............................     36,405      32,758

Long-term debt, exclusive of current maturities ..............     11,428      11,428
Deferred income taxes ........................................     10,488      10,742
Other long-term liabilities ..................................      6,667       6,695
                                                                 --------    --------
       Total liabilities .....................................     64,988      61,623
                                                                 --------    --------

STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 10,000,000 shares authorized
    6,504,622 and 6,415,002 shares issued and outstanding ....        130         129
Capital in excess of par value ...............................     12,940      10,335
Retained earnings ............................................    121,934     116,952
Accumulated other comprehensive loss .........................       (151)       (151)
                                                                 --------    --------
     Total stockholders' equity ..............................    134,853     127,265
                                                                 --------    --------
       Total liabilities and stockholders' equity ............   $199,841    $188,888
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



                         STANLEY FURNITURE COMPANY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (unaudited)
                     (in thousands, except per share data)


                                                     Three Months Ended
                                                     -----------------
                                                     April 2,  March 27,
                                                      2005      2004
                                                     -------   -------
Net sales ........................................   $82,950   $71,520

Cost of sales ....................................    62,485    54,299
                                                     -------   -------

  Gross profit ...................................    20,465    17,221

Selling, general and administrative expenses .....    11,051     9,417
                                                     -------   -------

  Operating income ...............................     9,414     7,804

Other income, net ................................        65        53
Interest income ..................................        51         6
Interest expense .................................       569       632
                                                     -------   -------

   Income before income taxes ....................     8,961     7,231

Income taxes .....................................     3,201     2,624
                                                     -------   -------

  Net Income .....................................   $ 5,760   $ 4,607
                                                     =======   =======

Earnings per share:

  Basic ..........................................   $   .89   $   .74
                                                     =======   =======
  Diluted ........................................   $   .86   $   .71
                                                     =======   =======

Weighted average shares outstanding:

  Basic ..........................................     6,468     6,216
                                                     =======   =======
  Diluted ........................................     6,700     6,449
                                                     =======   =======

Cash dividend declared per common share ..........   $   .12   $   .10
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




                         STANLEY FURNITURE COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)
                                 (in thousands)

                                                              Three Months Ended
                                                             --------------------
                                                             April 2,    March 27,
                                                               2005        2004
                                                             --------    --------

Cash flows from operating activities:
Cash received from customers .............................   $ 78,365    $ 65,556
Cash paid to suppliers and employees .....................    (67,967)    (57,613)
Interest received (paid), net ............................         45        (160)
Income taxes paid, net ...................................       (269)       (250)
                                                             --------    --------
   Net cash provided by operating activities .............     10,174       7,533
                                                             --------    --------

Cash flows from investing activities:
Capital expenditures .....................................     (1,196)        (44)
Other, net ...............................................         (6)        (88)
                                                             --------    --------
    Net cash used by investing activities ................     (1,202)       (132)
                                                             --------    --------

Cash flows from financing activities:
Repayment of senior notes ................................                 (4,286)
Purchase and retirement of common stock ..................     (1,868)
Dividends paid ...........................................       (778)       (622)
Proceeds from exercised stock options ....................      3,314         349
                                                             --------    --------
     Net cash provided (used) by financing activities ....        668      (4,559)
                                                             --------    --------

Net increase in cash .....................................      9,640       2,842
Cash at beginning of period ..............................      7,632       2,509
                                                             --------    --------
    Cash at end of period ................................   $ 17,272    $  5,351
                                                             ========    ========

Reconciliation of net income to new cash provided by operating activities:
Net income ...............................................   $  5,760    $  4,607
    Depreciation .........................................      1,402       1,421
    Deferred income taxes ................................       (249)     (1,174)
    Changes in assets and liabilities:
        Accounts receivable ..............................     (4,563)     (6,021)
        Inventories ......................................      1,980      (1,703)
        Prepaid expenses and other current assets ........        612       1,977
        Accounts payable .................................      1,236       4,474
        Accrued salaries, wages and benefits .............        252       1,498
        Other accrued expenses ...........................      3,319       1,059
        Other assets .....................................        453         243
        Other long-term liabilities ......................        (28)      1,152
                                                             --------    --------
              Net cash provided by operating activities ..   $ 10,174    $  7,533
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

                         STANLEY FURNITURE COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

1.       Preparation of Interim Unaudited Consolidated Financial Statements

The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain amounts in 2004 have been reclassified to conform to the 2005 presentation. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, we believe that the disclosures made are adequate for a fair presentation of results of operations and financial position. Operating results for the interim periods reported herein may not be indicative of the results expected for the year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in our latest Annual Report on Form 10-K.

2.       Stock Compensation

We apply the provisions of Accounting Principles Board Opinion No. 25 in accounting for our stock options and, accordingly, no compensation cost has been recognized in the financial statements. Had we determined compensation cost based on the fair value method as defined in Statement of Financial Accounting Standards (SFAS) No. 123, and as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS Statement No. 123", the impact on our net earnings on a pro forma basis is indicated below:


                                                    April 2,  March 27,
                                                      2005     2004

Net income as reported ...........................   $5,760   $4,607
Deduct:  Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects .....      289      393
                                                     ------   ------
  Pro forma net income ...........................   $5,471   $4,214
                                                     ======   ======

Earnings per share:
  Basic - as reported ............................   $ 0.89   $ 0.74
                                                     ======   ======
  Basic - pro forma ..............................   $ 0.85   $ 0.68
                                                     ======   ======

  Diluted - as reported ..........................   $ 0.86   $ 0.71
                                                     ======   ======
  Diluted - pro forma ............................   $ 0.82   $ 0.68
                                                     ======   ======



3.       Property, Plant and Equipment

                                            April 2,   December 31,
                                              2005       2004
                                            --------   --------
Land and buildings ......................   $ 38,823   $ 38,775
Machinery and equipment .................     74,974     74,846
Office furniture and equipment ..........      3,297      2,386
                                            --------   --------
   Property, plant and equipment, at cost    117,094    116,007
Less accumulated depreciation ...........     65,939     64,665
                                            --------   --------
  Property, plant and equipment, net ....   $ 51,155   $ 51,342
                                            ========   ========


4.       Debt

                                                        April 2, December 31,
                                                         2005       2004
                                                        -------   -------
7.57% senior note due through June 30, 2005 .........   $ 1,400   $ 1,400
7.43% senior notes due through November 18, 2007 ....     4,285     4,285
6.94% senior notes due through May 3, 2011 ..........    10,000    10,000
                                                        -------   -------
  Total .............................................    15,685    15,685
Less current maturities .............................     4,257     4,257
                                                        -------   -------
  Long-term debt, exclusive of current maturities ...   $11,428   $11,428
                                                        =======   =======


5.       Employee Benefits Plans

Components of pension cost for the three months ended:

                                April 2, March 27,
                                  2005     2004
                                 ------   ------
Interest cost ...................  $ 242    $ 243
Expected return on plan assets ..   (256)    (242)
Net amortization and deferral ...    111      115
                                   -----    -----
  Net cost ......................     97      116
Settlement expense ..............    240      218
                                   -----    -----
  Total expense .................  $ 337    $ 334
                                   =====    =====

The Plan is fully funded; therefore, no contributions are required to be deposited in 2005.

Components of other postretirement benefit cost for the three months ended:

                                                  April 2,   March 27,
                                                   2005        2004
                                                  -------    -------
Service Cost ...................................    22         17
Interest Cost ..................................    46         43
Amortization of transitions obligation .........    33         33
Amortization of net actuarial loss .............    17         10
                                                   ---        ---
  Net periodic postretirement benefit cost .....   118        103
                                                   ===        ===


6.   Stockholders' Equity

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data:

                                                    April 2,        March 27,
                                                      2005            2004
                                                     -----           -----
Weighted average shares outstanding
    for basic calculation......................      6,468           6,216
Add: Effect of dilutive stock options..........        232             233
                                                     -----           -----
   Weighted average shares outstanding,
       Adjusted for diluted calculation........      6,700           6,449
                                                     =====           =====


A reconciliation of the activity in Stockholders' Equity accounts for the quarter ended April 2, 2005 is as follows:

                                                                                           Accumulated
                                                               Capital in                     Other
                                                     Common    Excess of        Retained   Comprehensive
                                                     Stock     Par Value        Earnings      Loss
                                                     ----      ---------        --------     -------
Balance, December 31, 2004                           $129       $10,335        $ 116,952     $ (151)

Net income....................................                                     5,760
Exercise of stock options.....................          2         3,312
Tax benefit on exercise of stock options                            916
Stock repurchases.............................         (1)       (1,867)
Stock awards..................................                      244
Cash dividends paid, $.12 per share...........                                      (778)
                                                     ----       --------       ---------     --------
Balance, April 2, 2005                               $130       $ 12,940       $ 121,934     $ (151)
                                                     ====       ========       =========     ========

7.       New Accounting Standards

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. We are evaluating these new rules, but expect no material impact upon adoption relating to outstanding options since a majority of the awards under the existing incentive stock option plan will be fully vested prior to the effective date of the revised rules. The Securities and Exchange Commission has ruled that FAS 123(R) is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ----------------------------------------------------------------------

Results of Operations

The execution of our blended strategy of combining domestic manufacturing capabilities with an offshore sourcing program continues to produce positive results. We incorporate selected imported component parts and finished items in our product line to lower cost, provide design flexibility and offer a better value to our customers. Sourced product represented approximately 30% of sales during the first quarter of 2005 compared to 26% and 28% in the first quarter of 2004 and the full year 2004, respectively. We anticipate sourced product to remain about 30% of sales for the remainder of 2005.

During the first quarter our manufacturing plants operated at approximately 75% to 80% of their estimated capacity. We are maintaining our manufacturing capacity at current levels to provide protective capacity for improved demand. We will continue to evaluate our manufacturing capacity needs considering offshore sourcing opportunities, current and anticipated demand for our products, overall market conditions and other factors we consider relevant. Should capacity reductions become necessary, this could cause asset impairment or other restructuring charges in the future.

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Income.

                                                       Three Months
                                                          Ended
                                                    -----------------
                                                    April 2, March 27,
                                                      2005     2004
                                                    -------   ------
Net sales ........................................   100.0%   100.0%
Cost of sales ....................................    75.3     75.9
                                                     -----    -----
  Gross profit ...................................    24.7     24.1
Selling, general and administrative expenses .....    13.3     13.2
                                                     -----    -----

  Operating income ...............................    11.3     10.9
Other income, net ................................      .1       .1
Interest income ..................................      .1
Interest expense .................................      .7       .9
                                                     -----    -----

  Income before income taxes .....................    10.8     10.1
Income taxes .....................................     3.9      3.7
                                                     -----    -----
  Net income .....................................     6.9%     6.4%
                                                     =====    =====

Net sales increased $11.4 million, or 16%, for the three month period ended April 2, 2005, from the comparable 2004 period. The increase was primarily due to higher unit volume and higher average selling prices. Industry sales growth appears to have slowed during the first quarter of 2005 compared to the trends reported in 2004. We believe most of our growth came from market share gains.

Gross profit margin for the three month period of 2005 was 24.7% compared to 24.1% for the 2004 period. Our gross profit margin was negatively impacted by inflation in raw materials, wages, employee benefits, energy, freight costs and tariffs imposed on wooden bedroom furniture imported from China. These higher costs were more than offset by increasing our prices, leveraging our fixed cost by operating our manufacturing facilities at modestly higher production levels and improved operational efficiencies.

Selling, general and administrative expenses for the three month period as a percentage of net sales increased slightly to 13.3% from 13.2% for the comparable 2004 period. Selling, general and administrative expenditures increased $1.6 million primarily as a result of higher selling expenses directly attributable to the increase in sales and additional warehousing expense.

As a result of the above, operating income as a percentage of net sales was 11.3% for the three month period, compared to 10.9%, for the comparable 2004 period. We continue to experience inflationary pressures in raw materials, compensation cost, energy and freight costs. These inflationary trends and increased warehousing expense will negatively impact operating margins in the future if we are not able to raise prices or achieve additional cost savings.


Interest expense for the three month period of 2005 decreased primarily due to
lower average debt levels.   Interest income increased during the period due to
higher amounts of cash.

The effective tax rate for 2005 is expected to be 35.7%, compared to 36.1% for the total year 2004. The decrease in the effective tax rate is a result of the "American Jobs Creation Act of 2004" which allows for a deduction based on qualified domestic production activities. We expect a modest decline in our effective tax rate as this deduction is phased in over the next six years.

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

Working capital, excluding cash and current maturities of long-term debt, decreased $1.7 million during the first quarter of 2005 to $83.5 million from $85.2 million at year end. The decrease was primarily due to lower inventories, higher income taxes payable and an increase in accounts payable; partially offset by an increase in accounts receivable.


Capital expenditures for 2005 are anticipated to be approximately $4.0 million to $6.0 million for normal replacements and improvements. As both our sales and the proportion of sourced goods increased, our need for additional warehouse space has increased. Currently we are renting space to accommodate our needs. To partially address the need for additional warehouse space, approximately $1.0 million of the 2005 capital expenditures will be used to expand warehouse space and improve the manufacturing flow at one of our facilities. However, since this will not completely alleviate the need for rented warehouse space, we continue to evaluate long-term solutions which could result in additional capital expenditures in 2005.


Cash generated from operations was $10.2 million in the first three months of 2005 compared to $7.5 million in the 2004 period. The increase in the first three months of 2004 was due to higher receipts from customers due to higher sales, partially offset by higher payments to suppliers and employees. Payments to suppliers and employees increased primarily to fund higher production, increased purchases of sourced product and higher selling and administrative expenses.

Net cash used by investing activities was $1.2 million in the 2005 period compared to $132,000 in 2004 and consisted of normal capital expenditures. Capital expenditures in the first quarter of 2005 have returned to more historic levels. Over the past three years, capital expenditures were lower due to the relocation of a significant portion of machinery and equipment from a closed facility to other facilities in lieu of normal replacements.

Net cash provided by financing activities was $668,000 in the 2005 period compared to net cash used of $4.6 million in the 2004 period. In the 2005 period, cash from operations and proceeds from the exercise of stock options provided funds for the purchase and retirement of our common stock and cash dividends. During the first quarter of 2005, $1.9 million was used to purchase 38,480 shares of our common stock in the open market at an average price of $48.55. Approximately $8.3 million remains authorized by our Board of Directors to repurchase shares of our common stock. In the 2004 period, cash from operations provided funds for senior debt payments and cash dividends.

At April 2, 2005, long-term debt including current maturities was $15.7 million. Debt service requirements are $4.3 million remaining in 2005, $2.9 million in 2006, $2.9 million in 2007 and $1.4 million in 2008. As of April 2, 2005, approximately $25 million of additional borrowings were available under the revolving credit facility and cash on hand was $17.3 million.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes," "estimates", "expects," "may," "will," should," or "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include competition in the furniture industry including competition from lower-cost foreign manufacturers, our success in executing a blended strategy of combining offshore sourcing and domestic manufacturing, disruptions in offshore sourcing including those arising from supply or distribution disruptions or changes in political or economic conditions affecting the countries from which we obtain offshore sourcing, international trade policies of the United States and countries from which we obtain sourcing, the cyclical nature of the furniture industry, fluctuations in the price for lumber which is the most significant raw material used, fluctuations in foreign freight cost, credit exposure to customers, capital costs and general economic conditions. Any forward looking statement speaks only as of the date of this filing, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Our revolving credit facility bears interest at a variable rate; therefore, changes in prevailing interest rates impact our borrowing costs. A one-percentage point fluctuation in market interest rates would not have a material impact on earnings during the first three months of 2005.

None of our foreign sales or purchases are denominated in foreign currency and we do not have any foreign currency hedging transactions.

ITEM 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

                                                                                                  Maximum number (or
                                                                           Total number of        approximate dollar
                                              Total                        shares purchased       value) of shares that
                                              number of     Average        as part of publicly    may yet be purchased
                                              shares        price paid     announced plans        under the plans or
Period                                        purchased     per share      or programs            programs (a)
------                                        ---------     ------------   --------------------   ------------


January 1 to February 5, 2005                                                                        $10,200,000
February 6 to March 5, 2005                                                                          $10,200,000
March 6 to April 2, 2005                        38,480        $48.55            38,480               $ 8,300,000
                                              -----------   -----------    -----------

Total                                           38,480        $48.55            38,480
                                              ===========   ===========    ===========

(a) On October 13, 2003, we announced that our Board of Directors had authorized the use of an additional $10 million to repurchase our common stock, bringing the total amount authorized to $10.2 million. Consequently, we may purchase our common stock, from time to time, either directly or through agents, in the open market, through negotiated purchases or otherwise, at prices and on terms satisfactory to us.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

31.1 Certification by Jeffrey R. Scheffer, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2 Certification by Douglas I. Payne, our Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1 Certification of Jeffrey R. Scheffer, our Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2 Certification of Douglas I. Payne, our Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

(b) Reports on Form 8-K

         None



(1) Filed herewith

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             STANLEY FURNITURE COMPANY, INC.

Date: April 26, 2005                         By: /s/ Douglas I. Payne
                                             --------------------
                                             Douglas I. Payne
                                             Executive V.P. - Finance &
                                             Administration and Secretary
                                            (Principal Financial and Accounting
                                             Officer)