Form 10-Q
period 2005-07-02
STANLEY FURNITURE CO INC/
filed 2005-07-19
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from      to    .

Commission file number: 0-14938

STANLEY FURNITURE COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	54-1272589
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1641 Fairystone Park Highway, Stanleytown, Virginia 24168
(Address of principal executive offices, Zip Code)

(276) 627- 2000
(Registrant’s telephone number, including area code)

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

As of July 15, 2005, 12,742,254 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	(unaudited)
	July 2,	December 31,
	2005	2004
ASSETS
Current assets:
Cash	$13,586	$7,632
Accounts receivable, less allowances of $2,260 and $1,961	39,132	36,036
Inventories:
Finished goods	53,660	52,646
Work-in-process	8,072	8,449
Raw materials	10,551	12,563
Total inventories	72,283	73,658

Prepaid expenses and other current assets	1,745	1,585
Deferred income taxes	2,404	2,414
Total current assets	129,150	121,325

Property, plant and equipment, net	51,290	51,342
Goodwill	9,072	9,072
Other assets	6,560	7,149
Total assets	$196,072	$188,888

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$2,857	$4,257
Accounts payable	19,549	16,056
Accrued salaries, wages and benefits	10,873	10,573
Other accrued expenses	2,063	1,872
Total current liabilities	35,342	32,758

Long-term debt, exclusive of current maturities	10,000	11,428
Deferred income taxes	10,218	10,742
Other long-term liabilities	6,619	6,695
Total liabilities	62,179	61,623

STOCKHOLDERS’ EQUITY
Common stock, $.02 par value, 25,000,000 shares authorized12,742,254 and 12,830,004 shares issued and outstanding	255	257
Capital in excess of par value	6,810	10,207
Retained earnings	126,979	116,952
Accumulated other comprehensive loss	(151)	(151)
Total stockholders’ equity	133,893	127,265
Total liabilities and stockholders’ equity	$196,072	$188,888

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share data)

	Three Months		Six Months
	Ended		Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004

Net sales	$83,635	$72,223	$166,585	$143,743

Cost of sales	63,003	53,977	125,488	108,276

Gross profit	20,632	18,246	41,097	35,467

Selling, general and administrative expenses	11,239	9,539	22,290	18,956

Operating income	9,393	8,707	18,807	16,511

Other income, net	54	42	119	95
Interest income	102	10	154	16
Interest expense	545	587	1,115	1,219

Income before income taxes	9,004	8,172	17,965	15,403

Income taxes	3,177	2,961	6,378	5,585

Net Income	$5,827	$5,211	$11,587	$9,818

Earnings per share:

Basic	$.45	$.42	$.90	$.79
Diluted	$.44	$.40	$.87	$.76

Weighted average shares outstanding:

Basic	12,905	12,485	12,908	12,458
Diluted	13,255	13,031	13,316	12,970

Cash dividend declared per common share	$.06	$.05	$.12	$.10

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)
(in thousands)

	Six Months Ended
	July 2,	June 26,
	2005	2004
Cash flows from operating activities:
Cash received from customers	$163,434	$139,410
Cash paid to suppliers and employees	(138,696)	(128,046)
Interest paid, net	(1,519)	(715)
Income taxes paid, net	(6,350)	(4,067)
Net cash provided by operating activities	16,869	6,582

Cash flows from investing activities:
Capital expenditures	(2,721)	(200)
Purchase of other assets	(33)	(88)
Net cash used by investing activities	(2,754)	(288)

Cash flows from financing activities:
Repayment of senior notes	(2,828)	(4,286)
Purchase and retirement of common stock	(9,993)
Proceeds from insurance policy loans	1,110
Dividends paid	(1,560)	(1,246)
Proceeds from exercised stock options	5,110	651
Net cash used by financing activities	(8,161)	(4,881)

Net increase in cash	5,954	1,413
Cash at beginning of period	7,632	2,509
Cash at end of period	$13,586	$3,922

Reconciliation of net income to net cash provided by operating activities:
Net income	$11,587	$9,818
Depreciation	2,815	2,830
Deferred income taxes	(514)	(1,569)
Changes in assets and liabilities:
Accounts receivable	(3,096)	(4,603)
Inventories	1,375	(13,802)
Prepaid expenses and other current assets	(323)	1,732
Accounts payable	3,493	6,234
Accrued salaries, wages and benefits	544	3,730
Other accrued expenses	1,431	689
Oher assets	(367)	491
Other long-term liabilities	(76)	1,032
Net cash provided by operating activities	$16,869	$6,582

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1.	Preparation of Interim Unaudited Consolidated Financial Statements

The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain amounts in 2004 have been reclassified to conform to the 2005 presentation. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, we believe that the disclosures made are adequate for a fair presentation of results of operations and financial position. Operating results for the interim periods reported herein may not be indicative of the results expected for the year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in our latest Annual Report on Form 10-K.

On April 26, 2005, the Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend distributed on June 6, 2005. All share and per share amounts for all periods presented have been adjusted to reflect the stock split. At the April 26, 2005 stockholders meeting, stockholders approved an amendment to the Company’s certificate of incorporation increasing the number of authorized shares of common stock from 10 million to 25 million.

2.	Stock Compensation

We apply the provisions of Accounting Principles Board Opinion No. 25 in accounting for our stock options and no compensation cost has been recognized in the financial statements. Had we determined compensation cost based on the fair value method as defined in Statement of Financial Accounting Standards (SFAS) No. 123, and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS Statement No. 123”, the impact on our net earnings on a pro forma basis is indicated below:
	Three Months		Six Months
	Ended		Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
Net income as reported	$5,827	$5,211	$11,587	$9,818
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	187	432	476	825
Pro forma net income	$5,640	$4,779	$11,111	$8,993

Earnings per share:
Basic - as reported	$0.45	$0.42	$.90	$.79
Basic - pro forma	$0.44	$0.38	$.86	$.72

Diluted - as reported	$0.44	$0.40	$.87	$.76
Diluted - pro forma	$0.43	$0.38	$.84	$.72

3.	Property, Plant and Equipment

	July 2,	December 31,
	2005	2004
Land and buildings	$38,823	$38,775
Machinery and equipment	75,636	74,846
Office furniture and equipment	4,160	2,386
Property, plant and equipment, at cost	118,619	116,007
Less accumulated depreciation	67,329	64,665
Property, plant and equipment, net	$51,290	$51,342

4.	Debt

	July 2,	December 31,
	2005	2004
7.57% senior note due through June 30, 2005		$1,400
7.43% senior notes due through November 18, 2007	$4,286	4,285
6.94% senior notes due through May 3, 2011	8,571	10,000
Total	12,857	15,685
Less current maturities	2,857	4,257
Long-term debt, exclusive of current maturities	$10,000	$11,428

5.	Employee Benefits Plans

Components of pension cost:

	Three Months		Six Months
	Ended		Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
Interest cost	$242	$244	$485	$487
Expected return on plan assets	(257)	(242)	(513)	(484)
Net amortization and deferral	111	115	222	230
Net cost	96	117	194	233
Settlement expense	333	217	573	435
Total expense	$429	$334	$767	$668

The Plan is fully funded; therefore, no contributions are required to be deposited in 2005. However, we plan to make a discretionary contribution of approximately $1 million to $2 million in 2005.

Components of other postretirement benefit cost:

	Three Months		Six Months
	Ended		Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
Service Cost	$22	$17	$44	$34
Interest Cost	46	43	92	86
Amortization of transitions obligation	33	33	66	66
Amortization of net actuarial loss	17	10	34	20
Net periodic postretirement benefit cost	$118	$103	$236	$206

6.	Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data:

	Three Months		Six Months
	Ended		Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
Weighted average shares outstanding for basic calculation	12,905	12,485	12,908	12,458
Add: Effect of dilutive stock options	350	546	408	512
Weighted average shares outstanding, Adjusted for diluted calculation	13,255	13,031	13,316	12,970

A reconciliation of the activity in Stockholders’ Equity accounts for the quarter ended July 2, 2005 is as follows:
				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Earnings	Loss

Balance, December 31, 2004	$257	$10,207	$116,952	$(151)

Net income			11,587
Exercise of stock options	4	5,106
Tax benefit on exercise of stock options		1,240
Stock repurchases	(6)	(9,987)
Stock awards		244
Cash dividends paid, $.12 per share			(1,560)
Balance, July 2, 2005	$255	$6,810	$126,979	$(151)

7.	New Accounting Standards

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 151, “Inventory Costs”. The new Statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect adoption of this statement to have a material impact on our financial condition or results of operations.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The execution of our blended strategy of combining domestic manufacturing capabilities with an offshore sourcing program continues to produce positive results. We incorporate selected imported component parts and finished items in our product line to lower cost, provide design flexibility and offer a better value to our customers. Sourced product represented approximately 31% of sales during the first half of 2005 compared to 28% in 2004. We anticipate sourced product to remain about 30% of sales for the remainder of 2005.

During the first half our manufacturing plants operated at approximately 75% to 80% of their estimated capacity. We are maintaining our manufacturing capacity at current levels to provide protective capacity for improved demand. We will continue to evaluate our manufacturing capacity needs considering offshore sourcing opportunities, current and anticipated demand for our products, overall market conditions and other factors we consider relevant. Should capacity reductions become necessary, this could cause asset impairment or other restructuring charges in the future.

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Income.

	Three Months		Six Months
	Ended		Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.3	74.7	75.3	75.3
Gross profit	24.7	25.3	24.7	24.7
Selling, general and administrative expenses	13.4	13.2	13.4	13.2
Operating income	11.2	12.1	11.3	11.5
Other income, net	.1		.1	.1
Interest income	.1		.1
Interest expense	.6	.8	.7	.9
Income before income taxes	10.8	11.3	10.8	10.7
Income taxes	3.8	4.1	3.8	3.9
Net income	7.0%	7.2%	7.0%	6.8%

Net sales increased $11.4 million, or 15.8%, for the three month period ended July 2, 2005, from the comparable 2004 period. For the six month period, net sales increased $22.8 million, or 15.9% from the 2004 six month period. The increase was primarily due to higher unit volume and to a lesser extent higher average selling prices. Industry sales growth appears to have slowed during the first half of 2005 compared to the trends reported in 2004.

Gross profit margins for both the three and six month periods of 2005 was 24.7% compared to 25.3% and 24.7% for the three and six month periods of 2004, respectively. Gross profit margins were negatively impacted by inflation in raw materials, wages, employee benefits, energy, freight costs and tariffs imposed on wooden bedroom furniture imported from China. Offsetting these higher costs were increased prices, higher production levels and improved operating efficiencies. We continue to experience inflationary pressures in raw materials, compensation cost, energy and freight costs. However, we anticipate higher selling prices and improved operating efficiencies to offset these cost increases in the second half of 2005.

Selling, general and administrative expenses for the three and six month periods as a percentage of net sales increased slightly to 13.4% from 13.2% for the comparable 2004 periods. Selling, general and administrative expenditures increased $1.7 million and $3.3 million for the three and six month period, respectively, primarily as a result of higher selling expenses directly attributable to the increase in sales and additional warehousing expense. Also contributing to the lower selling, general and administrative expenses in the 2004 periods was a reversal of bad debt expense, as a result of a decrease in accounts receivable from certain customers experiencing financial difficulties.

As a result of the above, operating income as a percentage of net sales was 11.2% and 11.3% for the three and six month period, respectively compared to 12.1% and 11.5%, for the comparable 2004 periods.

Interest expense for the six month period of 2005 decreased primarily due to lower average debt levels. Interest income increased during the period due to higher amounts of cash.

The effective tax rate for 2005 is expected to be 35.5%, compared to 36.1% for the total year 2004. The decrease in the effective tax rate is a result of the “American Jobs Creation Act of 2004” which allows for a deduction based on qualified domestic production activities. We expect a modest decline in our effective tax rate as this deduction is phased in over the next six years.

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

Working capital, excluding cash and current maturities of long-term debt, decreased $2.1 million during the first half of 2005 to $83.1 million from $85.2 million at year end. The decrease was primarily due to lower inventories and an increase in accounts payable; partially offset by an increase in accounts receivable resulting from higher sales.

Cash generated from operations was $16.9 million in the first six months of 2005 compared to $6.6 million in the 2004 period. The increase was due to higher receipts from customers due to higher sales, partially offset by higher payments to suppliers and employees. Payments to suppliers and employees increased primarily to fund higher production, increased purchases of sourced product and higher selling and administrative expenses. We anticipate making a discretionary contribution of approximately $1.0 million to $2.0 million to our defined benefit plan in 2005.

Net cash used by investing activities was $2.8 million in the 2005 period compared to $288,000 in 2004 and consisted of normal capital expenditures. Capital expenditures in 2005 have returned to more historic levels. Over the past three years, capital expenditures were lower due to the relocation of a significant portion of machinery and equipment from a closed facility to other facilities in lieu of normal replacements. Capital expenditures for 2005 are anticipated to be approximately $5.5 million to $6.5 million for normal replacements and improvements, including approximately $1.0 million to expand warehouse space and improve manufacturing flow at one of our facilities. As both our sales and the proportion of sourced goods increased, our need for additional warehouse space has increased. We are currently renting space to accommodate our needs, but continue to evaluate long-term solutions which could result in additional future capital expenditures.

Net cash used by financing activities was $8.2 million in the 2005 period compared to $4.9 million in the 2004 period. In the 2005 period, cash from operations and proceeds from the exercise of stock options provided funds for the purchase and retirement of our common stock, senior debt payments and cash dividends. During the first half of 2005, $10.0 million was used to purchase 473,000 shares of our common stock in the open market at an average price of $21.11. Approximately $10.2 million remains authorized by our Board of Directors to repurchase shares of our common stock. In the 2004 period, cash from operations provided funds for senior debt payments and cash dividends.

At July 2, 2005, long-term debt including current maturities was $12.9 million. Debt service requirements are $1.4 million remaining in 2005, $2.9 million in 2006, $2.9 million in 2007 and $1.4 million in both 2008 and 2009. As of July 2, 2005, approximately $25 million of additional borrowings were available under the revolving credit facility and cash on hand was $13.6 million.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,”“estimates”, “expects,”“may,”“will,” should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include competition in the furniture industry including competition from lower-cost foreign manufacturers, our success in executing a blended strategy of combining offshore sourcing and domestic manufacturing, disruptions in offshore sourcing including those arising from supply or distribution disruptions or changes in political or economic conditions affecting the countries from which we obtain offshore sourcing, international trade policies of the United States and countries from which we obtain sourcing, the cyclical nature of the furniture industry, fluctuations in the price for lumber which is the most significant raw material used, fluctuations in foreign freight cost, credit exposure to customers, capital costs and general economic conditions. Any forward looking statement speaks only as of the date of this filing, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Our revolving credit facility bears interest at a variable rate; therefore, changes in prevailing interest rates impact our borrowing costs. A one-percentage point fluctuation in market interest rates would not have a material impact on earnings during the first six months of 2005.

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

(b)
Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

				Maximum number (or
			Total number of	approximate dollar
	Total		shares purchased	value) of shares that
	number of	Average	as part of publicly	may yet be purchased
	shares	price paid	announced plans	under the plans or
Period	purchased	per share	or programs	programs (a)

April 3 to May 7, 2005	26,006	$21.28	26,006	$17,700,000
May 8 to June 4, 2005	325,892	$20.42	325,892	$11,100,000
June 5 to July 2, 2005	44,500	$20.63	44,500	$10,200,000

Total	396,398	$20.50	396,398

(a) On April 27, 2005, we announced that our Board of Directors had authorized the use of an additional $10 million to repurchase our common stock, bringing the total amount authorized to $18.3 million. Consequently, we may purchase our common stock, from time to time, either directly or through agents, in the open market, through negotiated purchases or otherwise, at prices and on terms satisfactory to us.

Item 4.	Submission of Matters to a Vote of Security Holders

(a.)	The annual meeting of the Company’s stockholders was held on April 26, 2005.

(b.)	The stockholders of the Company elected two directors for a three-year term expiring at the annual meeting of stockholders to be held in 2008. The election was approved by the following vote:
	For	Withheld

Robert G. Culp, III	5,678,315	564,149

T. Scott McIllhenny, Jr.	5,643,970	598,494

(c) (i)
The stockholders approved the amendment to the Company’s restated certificate of incorporation to increase the number of shares of common stock from 10,000,000 to 25,000,000. The amendment was approved with the following vote:

For	5,226,901
Against	1,012,845
Abstain	2,718

(ii)	The stockholders approved the amendment to the Company’s 2000 Incentive Compensation Plan to re-approve the performance criteria contained therein. The amendment was approved with the following vote:
For	5,146,767
Against	451,590
Abstain	5,176
Broker Non Votes	638,931

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	The Restated Certificate of Incorporation of the Registrant as amended. (1)

3.2	By-laws of the Registrant as amended (incorporated by reference to Exhibit 3 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended September 27, 2003).

10.1
Second amendment, dated June 15, 2005, to the revolving credit facility dated August 29, 2003, between the Registrant and Wachovia Bank. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed on June 16, 2005).

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

A report on Form 8-K was filed on June 16, 2005, reporting an amendment to the revolving credit facility between the Registrant and Wachovia Bank.

A report on Form 8-K was filed on May 2, 2005, reporting the termination of the employment agreement between the Registrant and Albert L. Prillaman and disclosing compensation policy for non-employee directors.

(1) Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 19, 2005	STANLEY FURNITURE COMPANY, INC.
By: /s/ Douglas I. Payne
Douglas I. Payne
V.P. - Finance & Administration and
Secretary
(Principal Financial and Accounting Officer)