Form 10-Q
period 2005-10-01
STANLEY FURNITURE CO INC/
filed 2005-10-18
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes X No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes   No X

As of October 1, 2005, 12,834,160 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited)
	October 1,	December 31,
	2005	2004
ASSETS
Current assets:
Cash	$19,313	$7,632
Accounts receivable, less allowances of $2,308 and $1,961	41,098	36,036
Inventories:
Finished goods	53,102	52,646
Work-in-process	9,025	8,449
Raw materials	10,649	12,563
Total inventories	72,776	73,658

Prepaid expenses and other current assets	1,007	1,585
Deferred income taxes	2,521	2,414
Total current assets	136,715	121,325

Property, plant and equipment, net	50,970	51,342
Goodwill	9,072	9,072
Other assets	7,726	7,149
Total assets	$204,483	$188,888

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$2,857	$4,257
Accounts payable	18,963	16,056
Accrued salaries, wages and benefits	12,630	10,573
Other accrued expenses	2,478	1,872
Total current liabilities	36,928	32,758

Long-term debt, exclusive of current maturities	10,000	11,428
Deferred income taxes	10,325	10,742
Other long-term liabilities	6,580	6,695
Total liabilities	63,833	61,623

STOCKHOLDERS’ EQUITY
Common stock, $.02 par value, 25,000,000 shares authorized 12,834,160 and 12,830,004 shares issued and outstanding	257	257
Capital in excess of par value	8,533	10,207
Retained earnings	132,011	116,952
Accumulated other comprehensive loss	(151)	(151)
Total stockholders’ equity	140,650	127,265
Total liabilities and stockholders’ equity	$204,483	$188,888

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share data)

	Three Months		Nine Months
	Ended		Ended
	October September		October September
	1, 2005	25, 2004	1, 2005	25, 2004

Net sales	$85,615	$78,803	$252,200	$222,546

Cost of sales	65,131	59,389	190,619	167,665

Gross profit	20,484	19,414	61,581	54,881

Selling, general and administrative expenses	11,106	10,636	33,396	29,592

Operating income	9,378	8,778	28,185	25,289

Other income, net	71	50	190	145
Interest income	96	4	250	21
Interest expense	548	588	1,663	1,808

Income before income taxes	8,997	8,244	26,962	23,647

Income taxes	3,195	2,959	9,573	8,544

Net income	$5,802	$5,285	$17,389	$15,103

Earnings per share:

Basic	$.45	$.42	$1.35	$1.21
Diluted	$.44	$.40	$1.31	$1.16

Weighted average shares outstanding:

Basic	12,811	12,569	12,886	12,499
Diluted	13,198	13,100	13,294	13,019

Cash dividend declared per common share	$.06	$.05	$.18	$.15

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)
(in thousands)

	Nine Months Ended
	October	September
	1, 2005	25, 2004
Cash flows from operating activities:
Cash received from customers	$247,093	$212,934
Cash paid to suppliers and employees	(214,001)	(198,687)
Interest paid, net	(1,431)	(1,791)
Income taxes paid, net	(8,447)	(7,748)
Net cash provided by operating activities	23,214	4,708

Cash flows from investing activities:
Capital expenditures	(3,791)	(402)
Purchase of other assets	(33)	(119)
Net cash used by investing activities	(3,824)	(521)

Cash flows from financing activities:
Repayment of senior notes	(2,828)	(5,586)
Purchase and retirement of common stock	(9,996)
Proceeds from insurance policy loans	1,110	993
Dividends paid	(2,330)	(1,876)
Proceeds from exercised stock options	6,335	1,944
Net cash used by financing activities	(7,709)	(4,525)

Net increase in cash	11,681	(338)
Cash at beginning of period	7,632	2,509
Cash at end of period	$19,313	$2,171

Reconciliation of net income to net cash provided by operating activities:
Net income	$17,389	$15,103
Depreciation	4,228	4,230
Deferred income taxes	(524)	(1,822)
Changes in assets and liabilities:
Accounts receivable	(5,062)	(10,058)
Inventories	882	(17,727)
Prepaid expenses and other current assets	(1,085)	1,260
Accounts payable	2,907	6,957
Accrued salaries, wages and benefits	2,301	4,663
Other accrued expenses	2,349	1,294
Other assets	(56)	(205)
Other long-term liabilities	(115)	1,013
Net cash provided by operating activities	$23,214	$4,708

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

	Three Months		Nine Months
	Ended		Ended
	October	September	October	September
	1, 2005	25, 2004	1, 2005	25, 2004
Net income as reported	$5,802	$5,285	$17,389	$15,103
Deduct:Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	18	452	495	1,350
Pro forma net income	$5,784	$4,833	$16,894	$13,753

Earnings per share:
Basic - as reported	$0.45	$0.42	$1.35	$1.21
Basic - pro forma	$0.45	$0.38	$1.31	$1.10

Diluted - as reported	$0.44	$0.40	$1.31	$1.16
Diluted - pro forma	$0.44	$0.37	$1.27	$1.07

3. Property, Plant and Equipment

	October 1,	December 31,
	2005	2004
Land and buildings	$38,823	$38,775
Machinery and equipment	75,756	74,846
Office furniture and equipment	5,108	2,386
Property, plant and equipment, at cost	119,687	116,007
Less accumulated depreciation	68,717	64,665
Property, plant and equipment, net	$50,970	$51,342

4. Debt

	October 1,	December 31,
	2005	2004
7.57% senior note due through June 30, 2005		$1,400
7.43% senior notes due through November 18, 2007	$4,285	4,285
6.94% senior notes due through May 3, 2011	8,572	10,000
Total	12,857	15,685
Less current maturities	2,857	4,257
Long-term debt, exclusive of current maturities	$10,000	$11,428

5.	Employee Benefits Plans

Components of pension cost:

	Three Months		Nine Months
	Ended		Ended
	October	September	October	September
	1, 2005	25, 2004	1, 2005	25, 2004
Interest cost	$230	$243	$715	$730
Expected return on plan assets	(248)	(242)	(761)	(726)
Net amortization and deferral	106	115	328	345
Net cost	88	116	282	349
Settlement expense	286	143	859	578
Total expense	$374	$259	$1,141	$927

The Plan is fully funded; therefore, no contributions are required to be deposited in 2005. However, we made a discretionary contribution of $1.5 million in the third quarter of 2005.

Components of other postretirement benefit cost:
	Three Months Ended		Nine Months Ended
	October 1,	September	October	September
	2005	25, 2005	1, 2005	25, 2005
Service cost	$22	$17	$66	$51
Interest cost	46	43	138	129
Amortization of transitions obligation	33	33	99	99
Amortization of net actuarial loss	17	10	51	30
Net periodic postretirement benefit cost	$118	$103	$354	$309

6.	Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data:

	Three Months		Nine Months
	Ended		Ended
	October	September	October	September
	1, 2005	25, 2004	1, 2005	25, 2004
Weighted average shares outstanding for basic calculation	12,811	12,569	12,886	12,499
Add: Effect of dilutive stock options	387	531	408	520
Weighted average shares outstanding, adjusted for diluted calculation	13,198	13,100	13,294	13,019

A reconciliation of the activity in Stockholders’ Equity accounts for the quarter ended October 1, 2005 is as follows:
				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Earnings	Loss
Balance, December 31, 2004	$257	$10,207	$116,952	$(151)

Net income			17,389
Exercise of stock options	6	6,329
Tax benefit on exercise of stock options		1,743
Stock repurchases	(6)	(9,990)
Stock awards		244
Cash dividends paid, $.18 per share			(2,330)
Balance, October 1, 2005	$257	$8,533	$132,011	$(151)

7.	New Accounting Standards

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs”. The new Statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect adoption of this statement to have a material impact on our financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. We are evaluating these new rules, but expect no material impact upon adoption relating to outstanding options since a majority of the awards under the existing incentive stock option plan will be fully vested prior to the effective date of the revised rules. The Securities and Exchange Commission has ruled that FAS 123(R) is now effective for public companies for annual, rather than interim, periods that began after June 15, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The execution of our blended strategy of combining domestic manufacturing capabilities with an offshore sourcing program continues to produce positive results. We incorporate selected imported component parts and finished items in our product line to lower cost, provide design flexibility and offer a better value to our customers. Sourced product represented approximately 32% of sales during the nine months of 2005 compared to 27% in 2004. We anticipate sourced product to approximate this level for the remainder of 2005.

Our manufacturing plants have operated at approximately 75% of their estimated capacity during the first nine months of 2005. We are maintaining our manufacturing capacity at current levels to provide protective capacity for improved demand. We will continue to evaluate our manufacturing capacity needs considering offshore sourcing opportunities, current and anticipated demand for our products, overall market conditions and other factors we consider relevant. Should capacity reductions become necessary, this could cause asset impairment or other restructuring charges in the future.

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Income.

	Three Months		Nine Months
	Ended		Ended
	October	September	October	September
	1, 2005	25, 2004	1, 2005	25, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.1	75.4	75.6	75.3
Gross profit	23.9	24.6	24.4	24.7
Selling, general and administrative expenses	13.0	13.5	13.2	13.3
Operating income	11.0	11.1	11.2	11.4
Other income, net	.1	.1	.1	.1
Interest income	.1		.1
Interest expense	.6	.7	.7	.8
Income before income taxes	10.5	10.5	10.7	10.6
Income taxes	3.7	3.8	3.8	3.8
Net income	6.8%	6.7%	6.9%	6.8%

Net sales increased $6.8 million, or 8.6%, for the three month period ended October 1, 2005, from the comparable 2004 period. For the nine month period of 2005, net sales increased $ 29.7 million, or 13.3% from the 2004 nine month period. The increase was due to higher average selling prices and higher unit volume. Industry sales growth appears to have slowed during the nine months of 2005 compared to the trends reported in 2004.

Gross profit margins for the three and nine month periods of 2005 were 23.9% and 24.4%, respectively compared to 24.6% and 24.7% for the three and nine month periods of 2004. Gross profit margins were negatively impacted by inflation in raw materials, wages, employee benefits, energy, freight costs and tariffs imposed on wooden bedroom furniture imported from China. Operational inefficiencies and lower production levels in the third quarter of 2005 compared to the prior year period also contributed to the lower gross profit margins. Partially offsetting these higher costs were increased selling prices. While we expect the operating efficiencies to improve, we also anticipate lower production levels in the fourth quarter of 2005 versus the comparable prior year period. We continue to experience inflationary pressures in raw materials, compensation cost, energy and freight costs.

Selling, general and administrative expenses for the three and nine month periods of 2005 as a percentage of net sales were 13.0% and 13.2%, respectively compared to 13.5% and 13.3% for the comparable 2004 periods. Selling, general and administrative expenditures increased $470,000 and $3.8 million for the three and nine month periods of 2005, respectively, primarily as a result of higher selling expenses directly attributable to the increase in sales and additional warehousing expense. Also contributing to the lower selling, general and administrative expenses in the 2004 periods was a reversal of bad debt expense, as a result of a decrease in accounts receivable from certain customers experiencing financial difficulties.

As a result of the above, operating income as a percentage of net sales was 11.0% and 11.2% for the three and nine month periods of 2005, respectively compared to 11.1% and 11.4% for the comparable 2004 periods.

Interest expense for the three and nine month periods of 2005 decreased primarily due to lower average debt levels. Interest income increased during the 2005 periods due to higher amounts of cash.

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

Working capital, excluding cash and current maturities of long-term debt, decreased $1.9 million during the first nine months of 2005 to $83.3 million from $85.2 million at year end. The decrease was primarily due to lower inventories and an increase in accounts payable; partially offset by an increase in accounts receivable resulting from higher sales.

Cash generated from operations was $23.2 million in the first nine months of 2005 compared to $4.7 million in the 2004 period. The increase was due to higher receipts from customers due to higher sales, partially offset by higher payments to suppliers and employees primarily to fund higher production, increased purchases of sourced product and higher selling and administrative expenses.

Net cash used by investing activities was $3.8 million in the 2005 period compared to $521,000 in 2004 and consisted of normal capital expenditures. Over the past three years, capital expenditures were lower due to the relocation of a significant portion of machinery and equipment from a closed facility to other facilities in lieu of normal replacements. Capital expenditures for 2005 have returned to more historic levels and are anticipated to be approximately $6.0 million. As both our sales and the proportion of sourced goods increased, our need for additional warehouse space has increased. We are currently renting space to accommodate our needs, but continue to evaluate long-term solutions which could result in additional future capital expenditures.

Net cash used by financing activities was $7.7 million in the 2005 period compared to $4.5 million in the 2004 period. In the 2005 period, cash from operations and proceeds from the exercise of stock options provided funds for the purchase and retirement of our common stock, senior debt payments and cash dividends. During the first nine months of 2005, $10.0 million was used to purchase 473,000 shares of our common stock in the open market at an average price of $21.11. Approximately $20.2 million is currently authorized by our Board of Directors to repurchase shares of our common stock. In the 2004 period, cash from operations provided funds for senior debt payments and cash dividends.

At October 1, 2005, long-term debt including current maturities was $12.9 million. Debt service requirements are $1.4 million remaining in 2005, $2.9 million in both 2006 and 2007 and $1.4 million in both 2008 and 2009. As of October 1, 2005, approximately $25.0 million of additional borrowings were available under the revolving credit facility and cash on hand was $19.3 million.

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

Our revolving credit facility bears interest at a variable rate; therefore, changes in prevailing interest rates impact our borrowing costs. A one-percentage point fluctuation in market interest rates would not have a material impact on earnings during the first nine months of 2005.

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

(b)
Changes in internal controls over financial reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

				Maximum number (or
			Total number of	approximate dollar
	Total		shares purchased	value) of shares that
	number of	Average	as part of publicly	may yet be purchased
	shares	price paid	announced plans	under the plans or
Period	purchased	per share	or programs	programs (a)

July 3 to August 6, 2005				$10,200,000
August 7 to September 3, 2005				$10,200,000
September 4 to October 1, 2005	86	$26.77	86	$10,200,000

Total	86	$26.77	86

(a)
On both April 27, 2005, and October 17, 2005, we announced that our Board of Directors increased our stock repurchase authorization by an additional $10 million, bringing the total amount authorized to $20.2 million. Consequently, we may purchase our common stock, from time to time, either directly or through agents, in the open market, through negotiated purchases or otherwise, at prices and on terms satisfactory to us.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1
Restated Certificate of Incorporation of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended July 2, 2005).

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

Date: October 18, 2005	STANLEY FURNITURE COMPANY, INC.
By: /s/ Douglas I. Payne
Douglas I. Payne
Executive V.P. - Finance & Administration and Secretary
(Principal Financial and Accounting Officer)