Form 10-K
period 2005-12-31
STANLEY FURNITURE CO INC/
filed 2006-02-06
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission file number 0-14938

STANLEY FURNITURE COMPANY, INC.
(Exact name of Registrant as specified in its Charter)

Delaware 54-1272589
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)
1641 Fairystone Park Highway, Stanleytown, VA 24168
(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (276) 627-2000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.02 per share
(Title of Class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ( ) No (x)

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ( ) No (x)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (x) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act
Large accelerated filer ( ) Accelerated filer (x) Non-accelerated filer ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ( ) No (x)

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing price on July 2, 2005: $300 million.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of January 27, 2006:
Common Stock, par value $.02 per share 12,252,000
(Class of Common Stock) Number of Shares

Documents incorporated by reference: Portions of the Registrant’s Proxy Statement for our Annual Meeting of Stockholders scheduled for April 19, 2006 are incorporated by reference into Part III.

Part II

Part III

Item 10	Directors and Executive Officers of the Company	20
Item 11	Executive Compensation	20
Item 12	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	20
Item 13	Certain Relationships and Related Transactions	20
Item 14	Principal Accounting Fees and Services	20

Part IV

Item 15	Exhibits and Financial Statement Schedule	20

Signatures	25

Index to Consolidated Financial Statements and Schedule	F-1

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

Products and Styles

Our product offerings cover all major design categories and include dining room, bedroom, home office, home entertainment, accent tables and youth furniture marketed as Young America®. Recently we expanded our Young America® offerings to include infant furniture marketed as Young America Baby™. We believe that the diversity of our product lines enables us to anticipate and respond quickly to changing consumer preferences and provides retailers a complete wood furniture resource in the upper-medium price range. We believe that our products represent good value and that the quality and style of our furniture compare favorably with more premium-priced products.

We provide products in a variety of woods, veneers and finishes. Our products are designed to appeal to a broad range of consumers and cover all major style categories including American and European traditional, contemporary/modern, transitional and cottage designs.

We design and develop new product styles each year to replace discontinued items or styles and, if desired, to expand product lines. Our product design process begins with marketing personnel identifying customer preferences and conceptualizing product ideas, which generally consist of a group of related furniture pieces. A variety of sketches are produced, usually by Company designers, from which prototype furniture pieces are built prior to full-scale production. We consult with our marketing personnel, sales representatives and selected customers throughout this process and introduce our new product styles primarily at the fall and spring international furniture markets.

Distribution

We have developed a broad domestic and international customer base and sell our furniture through approximately 60 independent sales representatives to independent furniture retailers, department stores and regional furniture chains. Representative customers in alphabetical order include, Beverly Hall Furniture Galleries, Carson Pirie Scott & Co., Furnitureland South, Gorman’s Furniture, Jordan’s Furniture, Louis Shanks, Marshall Field’s, Nebraska Furniture Mart, Raymour & Flanigan, Robb & Stucky, Rooms To Go Kids, Schneiderman’s Furniture and Treasures Furniture. We believe this broad network reduces exposure to regional recessions, and allows us to capitalize on emerging channels of distribution. We offer tailored marketing programs to address each channel of distribution.

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

We sold to approximately 3,200 customers during 2005 and approximately 4% of our sales in 2005 were to international customers. No single customer accounted for more than ten percent of our sales in 2005. No material part of the business is dependent upon a single customer, the loss of which would have a material effect on our business. The loss of several major customers could have a material impact on our business.

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

We also integrate the sourcing of selected component parts and finished items with our domestic manufacturing operations to further enhance our product and distribution strategy. We acquire selected finished items and component parts from a limited number of offshore suppliers who can meet our quality specifications, production efficiency and scheduling requirements. Approximately 32% of our sales volume in 2005 came from products sourced from six countries with China representing the largest volume. We anticipate this percentage to be about 35% in 2006.

We operate manufacturing facilities in North Carolina and Virginia consisting of an aggregate of approximately 3.2 million square feet. We consider our facilities to be generally modern, well-equipped and well-maintained.

We shipped customer orders within 14 days on average during 2005. We schedule production of our various styles based upon actual and anticipated orders. To support our delivery performance, we maintain a higher inventory level of sourced products compared to those we manufacture. Consequently, finished goods inventory levels have increased from historical levels as the proportion of our sales from sourced products has increased. Since we ship customer orders on average in 14 days, the size of our backlog is not necessarily indicative of our long-term operations. Our backlog of unshipped orders was $16.9 million at December 31, 2005 and $20.6 million at December 31, 2004.

Raw Materials

The principal materials used in manufacturing our products include lumber, veneers, plywood, particle board, hardware, glue, finishing materials, glass products, laminates, fabrics and metals. We use a variety of species of lumber, including cherry, oak, ash, poplar, pine and maple. Our five largest raw material suppliers accounted for approximately 26% of our purchases in 2005. We believe that our sources of supply for these materials are adequate and that we are not dependent on any one supplier.

Competition

We ranked 16th among the largest furniture manufacturers in North America based on 2004 sales, according to Furniture/Today, a trade publication. The furniture industry is highly competitive and includes a large number of foreign and domestic manufacturers, none of which dominates the market. In addition, competition has significantly increased from foreign manufacturers in countries such as China and Vietnam which have lower production costs. The markets in which we compete include a large number of relatively small manufacturers; however, certain competitors have substantially greater sales volumes and financial resources compared to us. Competitive factors in the upper-medium price range include style, price, quality, delivery, design, service and durability. We believe that our manufacturing processes, our sourcing strategy, long-standing customer relationships and customer responsiveness, consistent support of existing diverse product lines that are high quality and good value, and our experienced management are competitive advantages.

Associates

At December 31, 2005, we employed approximately 2,500 associates. None of our associates are represented by a labor union. We consider our relationship with our associates to be good.

Trademarks

Our trade names represent many years of continued business, and we believe these names are well recognized and associated with excellent quality and styling in the furniture industry. We own a number of trademarks and design patents, none of which are considered to be material.

Governmental Regulations

We are subject to federal, state and local laws and regulations in the areas of safety, health and environmental protection. Compliance with these laws and regulations has not in the past had any material effect on our earnings, capital expenditures, or competitive position. However, the effect of such compliance in the future cannot be predicted. We believe that we are in material compliance with applicable federal, state and local safety, health and environmental regulations.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include competition in the furniture industry including competition from lower-cost foreign manufacturers, disruptions in offshore sourcing including those arising from supply or distribution disruptions or those arising from changes in political, economic and social conditions, as well as laws and regulations, in China or countries from which we source products, international trade policies of the United States and countries from which we source products, manufacturing realignment, the inability to raise prices in response to inflation and increasing costs, the cyclical nature of the furniture industry, the inability to obtain sufficient quantities of quality raw materials in a timely manner, failure to anticipate or respond to changes in consumer tastes and fashions in a timely manner, business failures or loss of large customers, environmental compliance costs, and extended business interruption at manufacturing facilities.

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
Attention: Mr. Douglas I. Payne
Telephone: 276-627-2000
Fax: 276-629-5114
Or e-mail your request to: Investor@Stanleyfurniture.com

Item 1A. Risk Factors

Our results of operations and financial condition can be adversely affected by numerous risks. You should carefully consider the risk factors detailed below in conjunction with the other information contained in this document. Should any of these risks actually materialize, our business, financial condition, and future prospects could be negatively impacted.

We may not be able to sustain current sales and earnings due to the actions and strength of our competitors. The furniture industry is very competitive and fragmented. We compete with many domestic and foreign manufacturers. Competition from foreign producers has increased dramatically in the past few years, with more than half of all residential wood furniture sold in the United States coming from imports. These foreign producers typically have lower selling prices due to their lower operating costs. Some competitors have greater financial resources than we have and often offer extensively advertised, well-recognized, branded products. As a result, we are continually subject to the risk of losing market share, which may lower our sales and earnings.

As a result of our increased reliance on foreign sourcing:
•
Our ability to service customers could be adversely affected and result in lower sales and earnings. Our sourcing partners may not supply goods that meet our manufacturing, quality or safety specifications, in a timely manner and at an acceptable price. We may reject goods that do not meet our specifications and either manufacture internally or find alternative sourcing arrangements at a higher cost, or may be forced to discontinue the product. Also, delivery of goods from our foreign sourcing partners may be delayed for reasons not typically encountered with domestic manufacturing or sourcing, such as shipment delays caused by customs or labor issues.

•
Changes in political, economic, and socail conditiopns, as well as laws and regulations, in China or other coountries from which we source products could adversely affcet us. Foreign sourcing is subject to polictical and social instability in China and other countries where our sourcing partners are located. This could make it more difficult for us to service our customers. Also, significant fluctuations of foreign exchange rates against the value of the U.S. dollar could increase costs and decrease earnings. In addition, an outbreak of avian flu or similar epidemic in Asia or elsewhere may lower our sales and earnings by disrupting our supply chain in the countries impacted.

•
International trade policies of the United States and countries from which we source products could adversely affect us. Imposition of trade sanctions relating to imports, taxes, import duties and other charges on imports could increase our costs and decrease our earnings.

Manufacturing realignment could result in a decrease in our earnings. We review our domestic manufacturing operations and foreign sourcing program on an ongoing basis. Certain individual products or product lines may be shifted from being domestically produced to being sourced and as a result we may reduce our domestic capacity. Manufacturing realignments could result in a decrease in our earnings.

We may not be able to maintain or to raise prices in response to inflation and increasing costs. Future market and competitive pressures may prohibit us from raising prices to offset increased raw material costs, freight costs and other inflationary items. This could lower our earnings.

We may not be able to sustain current sales and earnings due to economic downturns. The furniture industry historically has been cyclical in nature and has fluctuated with economic cycles. During economic downturns, the furniture industry tends to experience longer periods of recession and greater declines than the general economy. We believe that the industry is significantly influenced by economic conditions generally and particularly by consumer behavior and confidence, the level of personal discretionary spending, housing activity, demographics, and credit availability. These factors not only affect the ultimate consumer, but also impact furniture retailers, which are our primary customers. As a result, an economic downturn could lower our sales and earnings.

We may not be able to obtain sufficient quantities of quality raw materials in a timely manner, which could result in a decrease in our sales and earnings. Because we are dependent on outside suppliers for all of raw material needs, we must obtain sufficient quantities of quality raw materials from our suppliers at acceptable prices and in a timely manner. We have no long-term supply contracts with our key suppliers. Unfavorable fluctuations in the price, quality and availability of these raw materials could negatively affect our ability to meet demands of our customers and could result in a decrease in our sales and earnings.

Failure to anticipate or respond to changes in consumer tastes and fashions in a timely manner could result in a decrease in our sales and earnings. Residential furniture is a highly styled product and is subject to rapidly changing consumer trends and tastes. If we are unable to predict or respond to changes in these trends and tastes in a timely manner, we may lose sales and have to sell excess inventory at reduced prices. This could lower our sales and earnings

Business failures, or the loss, of large customers could result in a decrease in our future sales and earnings. Although we have no customers that individually represent 10% or more of our total annual sales, the possibility of business failures, or the loss, of large customers could result in a decrease of our future sales and earnings. Lost sales may be difficult to replace and any amounts owed to us may become uncollectible.

Future environmental costs could reduce our earnings. We are subject to federal and state environmental regulations that govern the release of pollutants into the water and air, the disposal and management of toxic wastes and substances and the cleanup of hazardous sites. The timing and ultimate magnitude of costs for environmental compliance are difficult to predict and could reduce our earnings.

Extended business interruption at our manufacturing facilities could result in reduced sales. Furniture manufacturing creates large amounts of highly flammable wood dust. Additionally, we utilize other highly flammable materials such as varnishes and solvents in our manufacturing processes and are therefore subject to the risk of losses arising from explosions and fires. Our inability to fill customer orders during an extended business interruption could negatively impact existing customer relationships resulting in market share decreases.

Item 1B. Unresolved staff comments

None

Item 2. Properties

Set forth below is certain information with respect to our principal properties. We believe that all these properties are well maintained and in good condition. All of our plants are equipped with automatic sprinkler systems and modern fire protection equipment, which we believe are adequate. All facilities set forth below are active and operational. Production capacity and extent of utilization of our facilities are difficult to quantify with certainty because maximum capacity and utilization varies periodically depending upon the product being manufactured, the amount of component parts and finished items outsourced and the utilization of the labor force at the facility. In this context, we estimate that our facilities operated at approximately 70% to 75% of capacity in 2005, principally on a one shift basis. We believe available capacity at our facilities together with the integration of selected imported component parts and finished items will be adequate to expand production to meet anticipated product requirements.

		Approximate	Owned
		Facility Size	or
Location	Primary Use	(Square Feet)	Leased
Stanleytown, VA	Manufacturing and Corporate Headquarters	1,721,000	Owned
Martinsville, VA	Manufacturing	300,000	Owned
Lexington, NC	Manufacturing	635,000	Owned
Robbinsville, NC	Manufacturing	562,100	Owned
High Point, NC	Showroom	63,000	Leased
Martinsville, VA	Warehouse	400,000	Leased

Item 3. Legal Proceedings

In the normal course of business, we are involved in claims and lawsuits none of which currently, in our opinion, will have a material adverse affect on our consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Our executive officers and their ages as of January 1, 2006 are as follows:

Name	Age	Position
Jeffrey R. Scheffer	50	Chairman, President and Chief Executive Officer
Douglas I. Payne	47	Executive Vice President - Finance and
		Administration and Secretary
Philip D. Haney	51	Executive Vice President - Marketing/Sales
		Stanley Collections
R. Glenn Prillaman	34	Senior Vice President - Marketing/Sales
		Young America®
Robert A. Sitler, Jr.	45	Vice President - Global Sourcing

Jeffrey R. Scheffer has been Chairman of the Board of Directors since April 2005 and Chief Executive Officer since December 2002. Mr. Scheffer has been President since April 2001. He also served as Chief Operating Officer from April 2001 to December 2002. Prior to his employment with us, Mr. Scheffer served as President of American Drew, a furniture manufacturer, for five years.

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

R. Glenn Prillaman has been Senior Vice President - Marketing/Sales - Young America® since August 2003. Mr. Prillaman previously held the position of Vice President - Product Manager since January 2002. Mr. Prillaman held various management positions in product development for Young America® since June 1999. Mr. Prillaman is the son of Albert L. Prillaman who serves as lead director on the Board of Directors.

Robert A. Sitler, Jr. has been Vice President - Global Sourcing since September 2005. Mr. Sitler previously held the positions of Senior Vice President - Operations from November 2003 until September 2005 and Vice President - Manufacturing Services from November 2001 until November 2003. Prior to that time, Mr. Sitler held various management positions in credit, manufacturing, human resources, supply management and global sourcing since his employment with us in 1985.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities

Our common stock is quoted on the Nasdaq Stock Market (“Nasdaq”) under the symbol STLY. The table below sets forth the high and low sales prices per share, for the periods indicated, as reported by Nasdaq, adjusted to reflect a two-for-one stock split, distributed in the form of a stock dividend on June 6, 2005.

	2005			2004
			Dividends			Dividends
	High	Low	Paid	High	Low	Paid
First Quarter	$26.85	$21.61	$.06	$20.21	$15.77	$05
Second Quarter	24.49	19.14	.06	22.73	19.06	.05
Third Quarter	30.89	23.16	.06	24.19	19.22	.05
Fourth Quarter	26.59	19.31	.06	23.98	20.85	.05

As of January 30, 2006, we have approximately 3,300 beneficial stockholders. In January 2006, our Board of Directors revised our dividend policy to increase our annual dividend to $.32 per share. Our dividend policy is subject to review and revision by the Board of Directors and any future payments will depend upon our financial condition, our capital requirements and earnings, as well as other factors the Board of Directors may deem relevant. Our ability to pay dividends and repurchase our common stock is restricted under certain loan covenants. See Note 3 of the Notes to Consolidated Financial Statements.

Issuer Purchases of Equity Securities

The following table represents share repurchase activity for the fourth quarter ended December 31, 2005:

Period	Total number of Shares purchased	Average price paid Per share	Total number of shares purchased as part of publicly announced plans or programs	Maximumnumber (or approximate dollar value) of shares that may yet be purchased under the plans or programs (a)

October 2 to November 5, 2005	274,400	$21.04	274,400	$14,388,713
November 6 to December 3, 2005	309,760	23.32	309,760	$7,164,381
December 4 to December 31, 2005				$7,164,381

Total	584,160	$22.25	584,160

(a)
On January 30, 2006, we announced that our Board of Directors increased our stock repurchase authorization by an additional $10 million. We previously announced on each of April 27, 2005 and October 17, 2005 that our Board of Directors had increased our stock repurchase authorization by an additional $10 million. The total amount authorized as of January 31, 2006 is $17.2 million. Consequently, we may purchase our common stock, from time to time, either directly or through agents, in the open market, through negotiated purchases or otherwise, at prices and on terms satisfactory to us.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of December 31, 2005:

	Number of Shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants And rights	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans
approved by stockholders	655,128	$14.94	347,276

Equity compensation plans
not approved by stockholders(1)	200,000	$13.94
Total	855,128	$14.71	347,276

(1)Represents a one time option grant to Jeffrey R. Scheffer, in connection with his employment as our President and Chief Operating Officer in April 2001.

Item 6. Selected Financial Data

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Income Statement Data:
Net sales	$333,646	$305,815	$265,263	$243,547	$238,292
Cost of sales	251,937	230,174	203,410	184,967	185,326
Restructuring and related charges(1)				3,548	2,290
Gross profit	81,709	75,641	61,853	55,032	50,676
Selling, general and administrative
expenses	44,267	40,953	35,637	32,671	30,482
Unusual charge(2)					2,800
Restructuring and related charges(1)					733
Operating income	37,442	34,688	26,216	22,361	16,661
Other income (expense) net	288	188	203	219	(47)
Interest expense, net	1,825	2,343	2,748	3,090	4,007
Income before income taxes	35,905	32,533	23,671	19,490	12,607
Income taxes	12,674	11,744	8,521	6,919	4,286
Net income	$23,231	$20,789	$15,150	$12,571	$8,321

Basic Earnings Per Share:(3)
Net income	$1.82	$1.65	$1.20	$.95	$.63
Weighted average shares	12,766	12,574	12,651	13,218	13,220

Diluted Earnings Per Share:(3)
Net income	$1.77	$1.59	$1.17	$.93	$.61
Weighted average shares(4)	13,154	13,099	12,923	13,564	13,800

Cash dividends paid per share (3) (5)	$.24	$.20	$.10

Balance Sheet and Other Data:
Cash	$12,556	$7,632	$2,509	$9,227	$1,955
Inventories	69,961	73,658	54,638	54,158	49,522
Working capital	91,200	88,567	64,455	62,944	51,271
Total assets	190,488	188,888	164,203	172,485	163,003
Long-term debt including
current maturities	11,428	15,685	22,700	29,614	37,053
Stockholders’ equity(4)	132,749	127,265	102,558	99,687	87,294
Capital expenditures	$4,986	$1,718	$1,243	$1,037	$4,172
Stock repurchases:
Shares (3)	1,057		1,132	317	172
Total cost	$22,993		$14,788	$3,066	$1,973

(1) We recorded restructuring and related charges in 2002 of $3.5 million (or $.17 per diluted share) and  $3.0 million (or $.15 per diluted share) in 2001 for the closure of a manufacturing facility.
(2) In 2001, we recorded a $2.8 million (or $.13 per diluted share) charge to write off amounts due from a  major customer.
(3) Amounts have been retroactively adjusted to reflect the two-for-one stock split, distributed in the form of a stock dividend, On June 6, 2005.
(4) In 2002, we issued 49,000 shares of our common stock to the Stanley Retirement Plan.
(5) No dividends were paid on common stock prior to 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In response to this trend we developed a blended strategy of combining our domestic manufacturing capabilities with an offshore sourcing program and realigned our manufacturing capacity. We incorporate selected imported component parts and finished items in our product line to lower costs, provide design flexibility, and offer a better value to our customers. Sourced products increased to approximately 32% of our sales in 2005 compared to 28% in 2004. We anticipate this percentage will be about 35% in 2006.

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

These actions reduced our manufacturing capacity by approximately 15% to 20%. We operated at approximately 70% to 75% of this reduced capacity in 2005. We are maintaining our manufacturing capacity at this level to provide protective capacity for improved demand and to buffer supply chain disruptions on certain imported products.

We will continue to evaluate our manufacturing capacity needs considering offshore sourcing opportunities, current and anticipated demand for our products, overall market conditions and other factors we consider relevant. Should further capacity reductions become necessary, this could cause asset impairment or other restructuring charges in the future.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Income:

	For the Years Ended
	December 31, 2005
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	75.5	75.3	76.7
Gross profit	24.5	24.7	23.3
Selling, general and administrative expenses	13.3	13.4	13.4
Operating income	11.2	11.3	9.9
Other income, net	.1	.1
Interest income	.1
Interest expense	.6	.8	1.0
Income before income taxes	10.8	10.6	8.9
Income taxes	3.8	3.8	3.2
Net income	7.0%	6.8%	5.7%

2005 Compared to 2004

Net sales increased $27.8 million, or 9.1%, in 2005 compared to 2004. The increase was due primarily to higher average selling prices and to a lesser extent higher unit volume. Industry sales trends were positive in 2005; however, it appears that sales trends slowed in the latter part of the year, starting in late third quarter.

Gross profit margin for 2005 decreased to 24.5% from 24.7% in 2004. Gross profit margin in 2005 was negatively impacted by inflation in raw materials, wages, employee benefits, energy costs, freight costs and tariffs imposed on wooden bedroom furniture imported from China. Operating inefficiencies in 2005 compared to 2004 also contributed to the lower gross profit margins. Partially offsetting these higher costs were increased selling prices. We continue to experience inflationary pressures in raw materials, compensation cost, energy and freight costs.

Selling, general and administrative expenditures increased $3.3 million in 2005. This increase resulted from higher selling expenses directly attributable to the increase in sales, additional warehouse expense and increased compensation cost. Warehouse expense increased as a result of increased usage at our leased warehouse due to increased shipments of sourced product in 2005 compared to 2004.

As a result of the above, operating income as a percentage of net sales was 11.2% for 2005, compared to 11.3% for 2004.

Interest expense for 2005 decreased primarily due to lower average debt levels. Interest income increased during 2005 due to higher amounts of cash.

The effective tax rate for 2005 is 35.3%, compared to 36.1% for 2004. The decrease in the effective tax rate is a result of the “American Jobs Creation Act of 2004” which allows for a deduction based on qualified domestic production activities. We expect a modest decline in our effective tax rate as this deduction is phased in over the next six years. Our effective tax rate for 2006 is expected to be in the range of 35.0% to 35.3%.

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

The effective tax rate for 2004 was 36.1% which was comparable to the 2003 effective tax rate.

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

Working capital, excluding cash and current maturities of long-term debt, decreased $3.7 million during 2005 to $81.5 million from $85.2 million in 2004. The decrease was primarily due to lower inventories.

With the increase of $10.0 million in our authorization to repurchase shares of our common stock by the Board of Directors on January 30, 2006, approximately $17.2 million is currently authorized. Consequently, we may, from time to time, either directly or through agents, repurchase our common stock in the open market, through negotiated purchases or otherwise, at prices and on terms satisfactory to us. Depending on market prices and other relevant conditions, such purchases may be discontinued at any time. The Board of Directors increased the annual dividend policy to $.32 per share on January 30, 2006.

Cash generated from operations was $32.8 million in 2005 compared to $10.5 million in 2004 and $14.3 million in 2003. The increase in 2005 was due to higher cash collections from customers due to higher sales, partially offset by higher payments to suppliers and employees primarily to fund higher production, increased purchases of sourced product and higher selling and administrative expenses. The decrease in 2004 compared to 2003 was due to higher payments to suppliers and employees, partially offset by higher cash collections from customers. Payments to suppliers and employees increased in 2004 compared to 2003, primarily to fund increased purchases of sourced products, higher production and higher selling and administrative expenses.

Net cash used by investing activities was $5.0 million in 2005 compared to $1.9 million in 2004 and $1.3 million in 2003, respectively. Capital expenditures in 2005 consisted of normal machinery and equipment purchases and approximately $700,000 was used to improve the manufacturing flow and expand warehouse space at one of our facilities. Over the past three years, capital expenditures were lower due to the relocation of a significant portion of machinery and equipment from a facility we closed in 2002 to other facilities in lieu of normal replacements. Capital expenditures for 2005 have returned to more historic levels at approximately $5.0 million and we expect 2006 to remain at about this level. As both our sales and the proportion of sourced goods increased, our need for additional warehouse space has increased. We are currently renting space to accommodate our needs, but continue to evaluate long-term solutions which could result in additional future capital expenditures.

Net cash used by financing activities was $22.9 million, $3.5 million and $19.7 million in 2005, 2004 and 2003, respectively. In 2005 and 2003, cash from operations and proceeds from the exercise of stock options provided funds for the purchase and retirement of our common stock, senior debt payments and cash dividends. In 2004, cash from operations and proceeds from the exercise of stock options provided funds for senior debt payments and cash dividends. Over the last three years $37.8 million was used to purchase 2.2 million shares of our common stock in the open market at an average price of $17.26.

At December 31, 2005, long-term debt including current maturities was $11.4 million. Debt service requirements are $2.9 million in both 2006 and 2007 and $1.4 million in each 2008, 2009 and 2010. As of December 31, 2005, approximately $25.0 million of borrowings were available under a revolving credit facility and cash on hand was $12.6 million.

The following table sets forth our contractual cash obligations and other commercial commitments at December 31, 2005: (in thousands)

Payment due or commitment expiration
		Less Than			Over
	Total	1 year	1-3 years	3-5 years	5 years
Contractual cash obligations:
Long-term debt	$11,428	$2,857	$4,285	$2,857	$1,429
Postretirement benefits other than pensions(1)	2,865	296	568	568	1,433
Fixed interest payment on long-term debt	2,105	759	899	397	50
Operating leases	2,602	872	1,303	427
Total contractual cash obligations	$19,000	$4,784	$7,055	$4,249	$2,912
Other commercial commitments:
Letters of credit	$ 3,681	$3,681

(1) The ’83 Group Annuity Mortality tables were used in estimating future benefit payments, and the health care cost trend rate for determining payments is 9.5% for 2005 and gradually declines to 5.5% in 2010 where it is assumed to remain constant for the remaining years.

Our pension plan is frozen and under current valuations holds sufficient assets to cover future benefit obligations. Therefore, we do not currently anticipate any cash funding needs to meet minimum required funding thresholds.

Critical Accounting Policies

We have chosen accounting policies that are necessary to accurately and fairly report our operational and financial position. Below are the critical accounting policies that involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for doubtful accounts - We maintain an allowance for doubtful receivables for estimated losses resulting from the inability of trade customers to make required payments. We provide an allowance for specific customer accounts where collection is doubtful and also provide an allowance for other accounts based on historical collection and write-off experience. Judgment is critical because some customers have historically experienced financial difficulties. As the financial condition of these customers and the related receivable balances change, the level of such allowances will be reevaluated.

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

Tax contingencies - Tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. These potential exposures result from the varying applications of statutes, rules, regulations and interpretations. Our tax contingencies contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. The ultimate resolution of these matters may be greater or less than the amount that we have provided.

Pension costs - Our pension expense is developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates used to determine the present value of future benefit payments and expected return on plan assets, which are usually updated on an annual basis at the beginning of each year. We consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension costs may occur in the future due to changes in these assumptions. The key assumptions used in developing 2005 net pension costs were a discount rate of 5.5% and an expected return on plan assets of 6.5% compared to 6.0% and 6.5% for the discount rate and expected return on plan assets, respectively, in 2004. In establishing our expected return on plan assets assumption, we review asset allocation considering plan maturity and develop return assumptions based on different asset classes adjusting for plan operating expenses. Actual asset over/under performance compared to expected returns will respectively decrease/increase unrecognized loss. The change in the unrecognized loss will change amortization cost in upcoming periods. A one percentage point change in the expected return assumption in the current year would have resulted in a change in pension expense of $155,000.

The discount rate is established by comparing the projection of expected benefit payments, using an assumption that 100% of participants will elect to receive a lump sum payment upon retirement and participants currently receiving annuities will continue to receive benefits through a life annuity, to the Citigroup Pension Discount Curve (published monthly) as of December 31. The expected benefit payments are discounted by each corresponding discount rate on the yield curve. Once the present value of the string of benefit payments is established, we solve for the single spot rate to apply to all obligations of the plan that will match the previously determined present value.

The Citigroup Pension Discount Curve is constructed beginning with a U.S. Treasury par curve that reflects the entire Treasury and STRIPS market. From the Treasury curve, Citibank produces a double -A corporate par curve by adding option-adjusted spreads that are drawn from the double-A corporate sector of the Citigroup Broad Investment-Grade Bond Index. Finally, from the double-A corporate par curve, Citigroup derives the spot rates that constitute the Pension Discount Curve. For payments beyond 30 years we extend the curve assuming that the discount rate derived in year 30 is extended to the end of the plan’s payment expectations.

Self-Insurance - We are self-insured for certain claims related to medical insurance and workers’ compensation. We maintain stop loss coverage with third party insurers to limit our total exposure. The self-insurance liability represents an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date. The estimated liability is established based upon analysis of historical data and is reviewed on a quarterly basis to ensure that the liability is appropriate. If actual claims differ from our estimates, our financial results could be impacted.

Tariffs imposed on wooden bedroom furniture imported from China - Tariff expense is based on the most current rates published by the Department of Commerce. These rates are potentially subject to an administrative review process starting approximately one year after the publication date. The final amounts will depend on whether administrative reviews are performed and the outcome of those reviews, if any, on the vendors we purchase from. Consequently, any significant adjustments to these tariff rates could have a material impact on our financial results.

We do not have transactions or relationships with “special purpose” entities, and we do not have any off balance sheet financing other than normal operating leases primarily for showroom, warehousing space and certain technology equipment.

Continued Dumping and Subsidy Offset Act

The Continued Dumping and Subsidy Offset Act (CDSOA) provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. We received $29,000 in CDSOA payments in 2005. The World Trade Organization (WTO) has ruled that such payments violate international trade rules and the U.S. Trade Representative appealed this ruling; however, the WTO upheld the ruling. Legislation is pending in the U. S. Congress to repeal CDSOA distributions to qualifying domestic producers for tariffs collected after September 30, 2007.

According to U.S. Customs and Border Protection, as of October 1, 2005, approximately $116,900,000 has been collected in tariffs and is potentially available for distribution under CDSOA to injured domestic manufacturers in connection with the case involving wooden bedroom furniture imported from China. These funds are subject to adjustment as the amount of the actual duties is determined retrospectively after the results of any annual administrative reviews conducted by the U.S. Department of Commerce. Further, certain importers have appealed the initial findings of the anti-dumping order to the Court of International Trade and favorable rulings for these importers could reduce the amount of duties ultimately available for distribution. These funds are not available for distribution until all legal appeals and administrative reviews have been completed. Consequently, the amount ultimately available for distribution in this case during 2006 will depend on amounts collected through December 31, 2005 and the result of any administrative reviews and pending legal appeals. Also, any amount we may receive will depend on our percentage allocation, which is based on our qualifying expenditures in relation to the qualifying expenditures of other injured domestic producers requesting distribution for the relevant time periods under CDSOA. Our percentage allocation for payments received in 2005 was approximately 20%. In view of the uncertainties associated with this program, we are unable to predict the amounts, if any, we may receive in 2006 or thereafter under CDSOA. However, assuming CDSOA distributions continue, these distributions could be material depending on the results of legal appeals and administrative reviews, and our actual percentage allocation.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”  This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25.  Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period.  The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption.  See Note 1 of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies”, for the pro-forma effect on our net income and earnings per share of applying SFAS No. 123(R). The Securities and Exchange Commission has ruled that FAS 123(R) is now effective for public companies for annual periods that began after June 15, 2005. Accordingly, we will adopt FAS 123(R) in the first quarter of 2006.

In May 2005, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections.” The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that do not include explicit transition provisions. SFAS No. 154 requires that changes in accounting principle be retroactively applied, instead of including the cumulative effect in the income statement. The correction of an error will continue to require financial statement restatement. A change in accounting estimate will continue to be accounted for in the period of change and in subsequent periods, if necessary. SFAS No. 154 is effective for fiscal years beginning after

December 31, 2005. We do not expect the adoption of this Statement to have a material impact on our financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Our obligation under the revolving credit facility bears interest at a variable rate; therefore, changes in prevailing interest rates impact our borrowing costs. A one-percentage point fluctuation in market interest rates would not have had a material impact on earnings in 2005. None of our foreign sales or purchases are denominated in foreign currency and we do not have any foreign currency hedging transactions. While our foreign purchases are denominated in U.S. dollars, a relative decline in the value of the U.S. dollar could result in an increase in the cost of our component parts and finished items obtained from offshore sourcing and reduce our earnings, unless we are able to increase our prices for these items to reflect any such increased cost.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers

Information related to our directors is set forth under the caption “Election of Directors” of our proxy statement (the “2006 Proxy Statement”) for our annual meeting of shareholders scheduled for April 19, 2006. Such information is incorporated herein by reference.

Information relating to compliance with section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2006 Proxy Statement and is incorporated herein by reference.

Information relating to the Board of Directors determinations concerning whether a member of the Audit Committee of the Board is a “financial expert” as that term is defined under Item 401(h) of Regulation S-K is set forth under the caption “Board and Board Committee Information” of our 2006 Proxy Statement and is incorporated herein by reference.

Information concerning our executive officers is included in Part I of this report under the caption “Executive Officers of the Company.”

We have adopted a code of ethics that applies to our associates, including the principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions. Our code of ethics is posted on our website at stanleyfurniture.com.

Item 11. Executive Compensation

Information relating to our executive compensation is set forth under the caption “Compensation of Executive Officers” of our 2006 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our information relating to this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of our 2006 Proxy Statement. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Our information relating to this item is set forth under the caption “Compensation of Executive Officers - Employment Agreements and Related Transactions” of our 2006 Proxy Statement. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Our information relating to this item is set forth under the caption “Independent Registered Public Accountants” of our 2006 Proxy Statement. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) Documents filed as a part of this Report:

(1)	The following consolidated financial statements are included in this report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Income for each of the three years in the period ended December 31, 2005
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2005
Consolidated Statements of Cash Flow for each of the three years in the period ended December 31, 2005
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2005

(b)	Exhibits:

3.1	The Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended July 2, 2005).

3.2	By-laws of the Registrant as amended (incorporated by reference to Exhibit 3 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended September 27, 2003).

4.1	The Certificate of Incorporation and By-laws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1 and 3.2 hereto).

4.2
Note Purchase and Private Shelf Agreement, dated as of June 29, 1995, among the Registrant, The Prudential Insurance Company of America and the affiliates of Prudential who become Purchasers as defined therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed December 2, 1997).

4.3
Letter Amendment, dated October 14, 1996, to Note Agreements, dated February 15, 1994 and June 29, 1995, between the Registrant and The Prudential Insurance Company of America (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended September 29, 1996).

4.4
Letter Amendment, dated June 16, 1997, to Note Agreements, dated February 15, 1994 and June 29, 1995, between the Registrant and The Prudential Insurance Company of America (incorporated by reference to Exhibit4.1 to the Registrant’s Statement on Form 8-K (Commission File No. 0-14938) filed July 9, 1997).

4.5
Amendment, dated as of May 10, 1999, to Note Agreements, dated February 15, 1994 and June 29, 1995, between the Registrant and The Prudential Insurance Company of America (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended June 26, 1999).

4.6
Private Shelf Agreement dated as of September 8, 1999, as amended as of April 26, 2001, among the Registrant, The Prudential Insurance Company of America and the affiliates of Prudential who became purchasers as defined therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q (Commission File No 0-14938) for the quarter ended June 30, 2001).

10.1
Employment Agreement made as of January 1, 1991 between Albert L. Prillaman and us (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1991).(2)

10.2
Supplemental Retirement Plan of Stanley Furniture Company, Inc., as restated effective January 1, 1993 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1993).(2)

10.3
First Amendment to Supplemental Retirement Plan of Stanley Furniture Company, Inc., effective December 31, 1995, adopted December 15, 1995 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1995).(2)

10.4
Stanley Interiors Corporation Deferred Compensation Capital Enhancement Plan, effective January 1, 1986, as amended and restated effective August 1, 1987 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 0-14938), No. 33-7300).(2)

10.5	1994 Stock Option Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1994).(2)

10.6
Employment Agreement dated as of June 1, 1996, between Douglas I. Payne and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended June 30, 1996).(2)

10.7
Amendment No. 1, dated as of October 1, 1996, to the Employment Agreement, dated as of January 1, 1991, between the Registrant and Albert L. Prillaman (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended September 29, 1996).(2)

10.8
2000 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement (Commission File No. 0-14938) for the special meeting of stockholders held on August 24, 2000).(2)

10.9
Amendment No. 1 to The Stanley Furniture Company, Inc. 1994 Stock Option Plan dated as of July 1, 2000 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended September 30, 2000).(2)

10.10
Employment Agreement made as of April 9, 2001 between Jeffrey R. Scheffer and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended June 30, 2001).(2)

10.11
Option Agreement, dated April 30, 2001, between the Registrant and Jeffrey R. Scheffer (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended September 29, 2001).(2)

10.12
Agreement, dated April 25, 2002, between Stanley Furniture Company, Inc. and Albert L. Prillaman (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed on April 25, 2002).(2)

(2)	Management contract or compensatory plan

10.13
Second Amendment to Supplemental Retirement Plan of Stanley Furniture Company, Inc. effective January 1, 2002 (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2002).(2)

10.14
Second Amendment, dated March 1, 2003, to the Employment Agreement, dated January 1, 1991, between the Registrant and Albert L. Prillaman (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended March 29, 2003).(2)

10.15
First Amendment, dated March 1, 2003, to the Employment Agreement, dated April 9, 2001, between the Registrant and Jeffrey R. Scheffer (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended March 29, 2003).(2)

10.16
Credit Agreement, dated August 29, 2003, between the Registrant and SouthTrust Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended September 27, 2003).

10.17
First amendment, dated April 23, 2004, to the revolving credit facility dated August 29, 2003, between the registrant and SouthTrust Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended June 26, 2004).

10.18
2005 Incentive Compensation Award, dated as of December 15, 2004, from the Registrant to Jeffrey R. Scheffer (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2004).(2)

10.19
2005 Incentive Compensation Award, dated as of December 15, 2004, from the Registrant to Douglas I. Payne (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2004). (2)

10.20
Form of Stock Option Award under 2000 Incentive Plan (ISO) (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2004). (2)

10.21
Form of Stock Option Award under 2000 Incentive Plan (ISO/NSO) (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2004). (2)

10.22
Form of Stock Option Award under 2000 Incentive Plan (Directors) (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2004). (2)

10.23
Second Amendment dated June 15, 2005, to the revolving credit facility dated August 29, 2003, between the Registrant and Wachovia Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed on June 16, 2005).

10.24
Third Amendment, dated as of April 26, 2005, to the Employment Agreement between the Registrant and Albert L. Prillaman (incorporated by reference to Exhibit 10.01 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed May 2, 2005). (2)

10.25
Non-Competition Agreement, dated as of December 14, 2005, between the Registrant and Albert L. Prillaman (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed on December 19, 2005). (2)

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

STANLEY FURNITURE COMPANY, INC.

February 3, 2006	By: /s/Jeffrey R. Scheffer
Jeffrey R. Scheffer
Chairman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Jeffrey R. Scheffer (Jeffrey R. Scheffer)	Chairman and President and Chief Executive Officer (Principal Executive Officer)	February 3, 2006

/s/Douglas I. Payne (Douglas I. Payne)	Executive Vice President - Finance and Administration and Secretary (Principal Financial and Accounting Officer)	February 3, 2006

/s/Robert G. Culp, III (Robert G. Culp, III)	Director	February 3, 2006

/s/Michael P. Haley (Michael P. Haley)	Director	February 3, 2006

/s/Thomas L. Millner (Thomas L. Millner)	Director	February 3, 2006

/s/T. Scott McIlhenny, Jr. (T. Scott McIlhenny, Jr.)	Director	February 3, 2006

/s/Albert L. Prillaman (Albert L. Prillaman)	Director	February 3, 2006

STANLEY FURNITURE COMPANY, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets as of December 31, 2005 and 2004	F4

Consolidated Statements of Income for each of the three years in the period
ended December 31, 2005	F5

Consolidated Statements of Changes in Stockholders’ Equity for each of the
three years in the period ended December 31, 2005	F6

Consolidated Statements of Cash Flows for each of the three years in the
period ended December 31, 2005	F7

Notes to Consolidated Financial Statements	F8

Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts for each of the three
years in the period ended December 31, 2005	S1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Stanley Furniture Company, Inc:

We have completed integrated audits of Stanley Furniture Company, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions on Stanley Furniture Company Inc.’s 2005, 2004 and 2003 consolidated financial statements and on its internal control over financial reporting as of December 31, 2005, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Stanley Furniture Company, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Richmond, Virginia
January 30, 2006

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2005
	2005	2004
ASSETS
Current assets:
Cash	$12,556	$7,632
Accounts receivable, less allowances of $1,566 and $1,961	36,957	36,036
Inventories:
Finished goods	52,609	52,646
Work-in-process	7,609	8,449
Raw materials	9,743	12,563
Total inventories	69,961	73,658

Prepaid expenses and other current assets	1,435	1,585
Deferred income taxes	2,462	2,414
Total current assets	123,371	121,325

Property, plant and equipment, net	50,744	51,342
Goodwill	9,072	9,072
Other assets	7,301	7,149
Total assets	$190,488	$188,888

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$2,857	$4,257
Accounts payable	16,405	16,056
Accrued salaries, wages and benefits	11,144	10,573
Other accrued expenses	1,765	1,872
Total current liabilities	32,171	32,758

Long-term debt, exclusive of current maturities	8,571	11,428
Deferred income taxes	10,164	10,742
Other long-term liabilities	6,833	6,695
Total liabilities	57,739	61,623

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Common stock, $.02 par value, 25,000,000 shares authorized,
12,252,000 and 12,830,004 shares issued and outstanding	245	257
Capital in excess of par value		10,207
Retained earnings	132,682	116,952
Accumulated other comprehensive loss	(178)	(151)
Total stockholders’ equity	132,749	127,265
Total liabilities and stockholders’ equity	$190,488	$188,888

The accompanying notes are an integral part
of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Years Ended
	December 31,
	2005	2004	2003
Net sales	$333,646	$305,815	$265,263

Cost of sales	251,937	230,174	203,410

Gross profit	81,709	75,641	61,853

Selling, general and administrative expenses	44,267	40,953	35,637

Operating Income	37,442	34,688	26,216

Other income, net	288	188	203
Interest income	358	43	48
Interest expense	2,183	2,386	2,796

Income before income taxes	35,905	32,533	23,671

Income taxes	12,674	11,744	8,521

Net income	$23,231	$20,789	$15,150

Earnings per share:

Basic	$1.82	$1.65	$1.20
Diluted	$1.77	$1.59	$1.17

Weighted average shares outstanding:

Basic	12,766	12,574	12,651
Diluted	13,154	13,099	12,923

Cash dividends declared and paid
per common share	$.24	$.20	$.10

The accompanying notes are an integral part
of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For each of the three years in the period ended December 31, 2005
(in thousands, except per share data)

						Accumulated
			Capital in	Stock		Other
	Common Stock		Excess of	Option	Retained	Comprehensive
	Shares	Amount	Par Value	Loans	Earnings	Loss	Total
Balance at January 1, 2003	13,138	$263	$14,641	$(16)	$ 84,799		$ 99,687

Net income					15,150		15,150

Minimum pension liability, net of
deferred income tax benefit of $40						$ (65)	(65)

Comprehensive income							15,085

Purchase and retirement of stock	(1,132)	(22)	(14,758)		(8)		(14,788)

Exercise of stock options	396	8	2,341				2,349

Tax benefit on exercise of stock options			1,475				1,475

Stock option loan payments				11			11

Dividends paid, $0.10 per share					(1,261)		(1,261)

Balance at December 31, 2003	12,402	249	3,699	(5)	98,680	(65)	102,558

Net Income					20,789		20,789

Minimum pension liability, net of
deferred income tax benefit of $53						(86)	(86)

Comprehensive income							20,703

Exercise of stock options	428	8	5,030				5,038

Tax benefit on exercise of stock options			1,478				1,478

Stock option loan payments				5			5

Dividends paid, $0.20 per share					(2,517)		(2,517)

Balance at December 31, 2004	12,830	257	10,207		116,952	(151)	127,265

Net Income					23,231		23,231

Minimum pension liability, net of
deferred income tax benefit of $17						(27)	(27)

Comprehensive income							23,204

Exercise of stock options	469	9	6,353				6,362

Stock awards	10		244				244

Tax benefit on exercise of stock options			1,748				1,748

Purchase and retirement of stock	(1,057)	(21)	(18,552)		(4,420)		(22,993)

Dividends paid, $0.24 per share					(3,081)		(3,081)

Balance at December 31, 2005	12,252	$245			$132,682	$(178)	$132,749

The accompanying notes are an integral part
of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	For the Years Ended
	December 31,
	2005	2004	2003
Cash flows from operating activities:
Cash received from customers	$333,233	$300,429	$263,211
Cash paid to suppliers and employees	(287,559)	(278,509)	(236,334)
Interest paid, net	(1,792)	(2,387)	(2,793)
Income taxes paid	(11,080)	(9,061)	(9,740)
Net cash provided by operating activities	32,802	10,472	14,344

Cash flows from investing activities:
Capital expenditures	(4,986)	(1,718)	(1,243)
Other, net	(33)	(135)	(104)
Net cash used by investing activities	(5,019)	(1,853)	(1,347)

Cash flows from financing activities:
Purchase and retirement of common stock	(22,993)		(14,788)
Repayment of senior notes	(4,257)	(7,015)	(6,914)
Dividends paid	(3,081)	(2,517)	(1,261)
Proceeds from exercise of stock options	6,362	5,043	2,360
Proceeds from insurance policy loans	1,110	993	888
Net cash used by financing activities	(22,859)	(3,496)	(19,715)

Net increase (decrease) in cash	4,924	5,123	(6,718)
Cash at beginning of year	7,632	2,509	9,227

Cash at end of year	$12,556	$7,632	$2,509

Reconciliation of net income to net cash provided by
operating activities:
Net income	$23,231	$20,789	$15,150
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	5,582	5,524	5,623
Amortization	88	98	160
Deferred income taxes	(609)	(1,324)	(463)
Other, net	2	(3)	2
Changes in assets and liabilities:
Accounts receivable	(921)	(5,916)	(2,288)
Inventories	3,697	(19,020)	(480)
Prepaid expenses and other current assets	(1,415)	1,586	403
Accounts payable	349	5,461	(2,791)
Accrued salaries, wages and benefits	815	1,062	(270)
Other accrued expenses	1,641	470	(977)
Other assets	248	66	57
Other long-term liabilities	94	1,679	218
Net cash provided by operating activities	$32,802	$10,472	$14,344

Supplemental disclosure of cash flow information:
Non-cash financing activities:
Stock awards	$244

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

We operate in one business segment. Substantially all revenues result from the sale of residential furniture products in the United States. Substantially all trade accounts receivable are due from retailers in this market, which consists of a large number of entities with a broad geographical dispersion.

Revenue Recognition

Sales are recognized when products are shipped to customers. Revenue includes amounts billed to customers for shipping. Costs to warehouse and prepare goods for shipping to customers are expensed and recorded in selling, general and administrative expenses and amounted to $6.6 million, $5.0 million and $3.4 million in 2005, 2004 and 2003, respectively.

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

Capitalized Software Cost
We amortize purchased computer software costs using the straight-line method over the estimated economic lives of the related products of five years. Unamortized cost at December 31, 2005 and 2004 was $191,000 and $241,000, respectively, and is included in other assets.

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

Fair Value of Financial Instruments
The fair value of our long-term debt is estimated using a discounted cash flow analysis based on the incremental borrowing rates currently available to us for loans with similar terms and maturities. At December 31, 2005, the fair value is not materially different than our carrying value. The fair value of trade receivables, trade payables and letters of credit approximate the carrying amount because of the short maturity of these instruments.

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

Stock Options
We apply Accounting Principles Board Opinion No. 25 in accounting for stock options and disclose the fair value of options granted as permitted by Statement of Financial Accounting Standards No. 123. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the common stock at date of grant and the number of shares awarded was fixed at the grant date.

The estimated per share weighted-average fair value of stock options granted during 2005, 2004 and 2003 was $9.30, $7.56 and $5.73, respectively, on the date of grant. A risk-free interest rate of 4.36%, 4.0% and 3.9% for 2005, 2004 and 2003, respectively, a volatility rate of 30% to 50% with an expected life of 5 to 8 years and a dividend yield of approximately 1%, was assumed in estimating the fair value.

The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon the estimated fair value (in thousands, except per share data):

	2005	2004	2003

Net income as reported	$23,231	$20,789	$15,150
Deduct: Total stock-based compensation expense
determined under fair value based method for all
awards, net of related tax effects	628	1,801	1,618

Pro forma net income	$22,603	$18,988	$13,532

Earnings per share:
Basic - as reported	$1.82	$1.65	$1.20
Basic - pro forma	$1.77	$1.51	$1.07

Diluted - as reported	$1.77	$1.59	$1.17
Diluted - pro forma	$1.72	$1.47	$1.06

Goodwill
On January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, (“SFAS 142”), “Goodwill and Other Tangible Assets”. In accordance with SFAS 142, we discontinued goodwill amortization and tested goodwill of $9.1 million for impairment as of December 31, 2005 and 2004 determining that no impairment loss was necessary. We will continue to test goodwill for impairment at least annually.

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

2. Property, Plant and Equipment

	Depreciable
	lives	(in thousands)
	(in years)	2005	2004
Land and buildings	20 to 50	$39,894	$38,775
Machinery and equipment	5 to 12	77,693	74,846
Office furniture and equipment	3 to 10	1,916	2,386
Property, plant and equipment, at cost		119,503	116,007
Less accumulated depreciation		68,759	64,665
Property, plant and equipment, net		$50,744	$51,342

3.	Debt

	(in thousands)
	2005	2004
7.57% Senior note due through June 30, 2005		$1,400
7.43% Senior notes due through November 18, 2007	$2,857	4,285
6.94% Senior notes due through May 3, 2011	8,571	10,000
Total	11,428	15,685
Less current maturities	2,857	4,257
Long-term debt, exclusive of current maturities	$8,571	$11,428

At December 31, 2005, no borrowings were outstanding under a revolving credit facility that provides for maximum borrowings of $25.0 million and matures in August 2007. Interest is payable monthly at the reserve adjusted LIBOR plus .50% per annum (4.9% on December 31, 2005) or, at our option, prime minus 1.0% (6.25% on December 31, 2005). We utilize letters of credit to collateralize certain insurance policies and inventory purchases. Outstanding letters of credit at December 31, 2005 were $3.7 million.

The above loan agreements require us to maintain certain financial covenants. Our ability to pay dividends with respect to our common stock and to repurchase our common stock is restricted to $25.0 million plus 50% of our consolidated net earnings, adjusted for net cash proceeds received by us from the sale of our stock and the amount of payments for redemption, purchase or other acquisition of our capital stock, subsequent to January 1, 1999. At December 31, 2005, these covenants limit funds available to pay dividends and repurchase our common stock to $28.1 million.

Annual principal requirements are $2.9 million in both 2006 and 2007 and $1.4 million in each 2008, 2009 and 2010.

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Income Taxes

The provision for income taxes consists of (in thousands):

	2005	2004	2003
Current:
Federal	$12,198	$10,943	$8,190
State	1,101	1,005	794
Total current	13,299	11,948	8,984
Deferred:
Federal	(543)	(177)	(400)
State	(82)	(27)	(63)
Total deferred	(625)	(204)	(463)
Income taxes	$12,674	$11,744	$8,521

A reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate follows:

	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	2.5	2.5	2.6
State tax credits and adjustments	(.7)	(1.0)	(1.0)
Increase in cash surrender value
of life insurance policies	(.9)	(.9)	(1.0)
Deduction for qualified domestic
production activities	(.5)
Other, net	(.1)	.5	.4
Effective income tax rate	35.3%	36.1%	36.0%

The income tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31 follow (in thousands):

	2005	2004
Current deferred tax assets (liabilities):
Accounts receivable	$599	$750
Employee benefits	1,732	1,676
Other accrued expenses	131	(12)
Net current deferred tax asset	$2,462	$2,414

Noncurrent deferred tax liabilities:
Property, plant and equipment	$9,937	$10,522
Employee benefits	227	220
Net noncurrent deferred tax liability	$10,164	$10,742

5. Stockholders’ Equity

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

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED

5. Stockholders’ Equity (continued)

For the three years ending December 31, 2005, we have used $37.8 million of cash to purchase 2.2 million shares of our common stock on the open market at an average price of $17.26. On January 30, 2006, the Board of Directors increased our stock repurchase authorization by an additional $10.0 million bringing the total amount authorized to $17.2 million.

In addition to common stock, authorized capital includes 1,000,000 shares of “blank check” preferred stock. None was outstanding during the three years ended December 31, 2005. The Board of Directors is authorized to issue such stock in series and to fix the designation, powers, preferences, rights, limitations and restrictions with respect to any series of such shares. Such “blank check” preferred stock may rank prior to common stock as to dividend rights, liquidation preferences or both, may have full or limited voting rights and may be convertible into shares of common stock.

Basic and diluted earnings per share are calculated using the following share data (in thousands):
	2005	2004	2003
Weighted average shares outstanding
for basic calculation	12,766	12,574	12,651
Effect of stock options	388	525	272
Weighted average shares outstanding
For diluted calculation	13,154	13,099	12,923

6. Stock Compensation Plans

Our stock option plans provide for the granting of stock options and stock awards up to an aggregate of 5,000,000 shares of common stock to key employees and to our non-employee directors. The exercise price may not be less than the fair market value of our common stock on the grant date. Granted options generally vest 20% annually and have a maximum life of 10 years. At December 31, 2005, 347,276 shares were available for future grants and awards.

Stock option activity for the three years ended December 31, 2005 follows:
	Number	Weighted-Average
	of shares	Exercise Price
Outstanding at January 1, 2003	2,145,512	$11.70
Lapsed	(120,000)	13.17
Exercised	(395,512)	5.94
Granted	8,000	10.95

Outstanding at December 31, 2003	1,638,000	12.98
Exercised	(428,600)	11.76
Granted	8,000	19.50

Outstanding at December 31, 2004	1,217,400	13.45
Exercised	(469,000)	13.57
Granted	106,728	24.09
Outstanding at December 31, 2005	855,128	$14.71

The average life of outstanding options at December 31, 2005 is 5.7 years. Stock options exercisable at December 31, 2005 are 763,928 shares with a weighted-average exercise price of $13.79 per share.

In addition, 10,000 shares of common stock with a fair market value of $24.43 was awarded to key employees in 2005.

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Employee Benefits Plans

Defined Contribution Plan

We maintain a defined contribution plan covering substantially all of our employees and make discretionary matching and profit sharing contributions. The total plan cost, including employer contributions, was $1.7 million in 2005, $1.7 million in 2004 and $1.5 million in 2003.

Pension Plans

Benefits do not accrue under our pension plans after 1995. The financial status of the plans at December 31 follows (in thousands):

	2005		2004
	Stanley	Supple-	Stanley	Supple-
	Retirement	mental	Retirement	mental
	Plan	Plan	Plan	Plan
Change in benefit obligation:
Beginning benefit obligation	$15,602	$2,056	$14,571	$1,891
Interest cost	828	111	861	112
Actuarial loss	709	48	1,436	139
Benefits paid	(2,942)	(131)	(1,266)	(86)
Ending benefit obligation	14,197	2,084	15,602	2,056
Change in plan assets:
Beginning fair value of plan assets	15,766		15,117
Actual return on plan assets	930		1,615
Employer contributions	1,500	131	300	86
Benefits paid	(2,942)	(131)	(1,266)	(86)
Ending fair value of plan assets	15,254		15,766
Funded status	1,057	(2,084)	163	(2,056)
Unrecognized loss	5,264	288	5,895	244
Net amount recognized	$6,321	$(1,796)	$6,058	$(1,812)
Amount recognized in the consolidated balance sheet:
Prepaid (accrued) benefit cost	$6,321	$(2,084)	$6,058	$(2,056)
Accumulated other comprehensive loss		288		244
Net amount recognized	$6,321	$(1,796)	$6,058	$(1,812)

We made cash contributions of $1.5 million in 2005 and $300,000 in 2004 to the Stanley Retirement Plan. The Plan is fully funded; therefore, no contributions are required to be deposited in 2006.

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Employee Benefits Plans (continued)

We maintain an investment policy for the management of the assets of The Stanley Retirement Plan. The objective of this policy is to build a structured portfolio designed to achieve the most desirable balance between investment return and asset protection by investing in equities of high quality companies and in high quality fixed income securities which are broadly balanced and represent all market sectors. The investment structure provides the necessary liquidity for payment of retirement benefits. The target allocation and the actual allocation for assets of The Stanley Retirement Plan at December 31, 2005 and December 31, 2004, the measurement date, are as follows:

	Target	Percentage of Assets
	Allocation	2005	2004

Equity	30 to 90%	60.3%	58.3%
Fixed income	30 to 60%	30.0	26.2
Other	3 to 25%	9.7	15.5
Total		100.0%	100.0%

The benefit obligation of the Supplemental Plan, a nonqualified plan, exceeded the accrued benefit cost at December 31, 2005. The net accrued benefit cost of the Supplemental Plan includes a minimum pension liability of $288,000 and $244,000 at December 31, 2005 and 2004, respectively.

Components of pension cost follow (in thousands):

	2005	2004	2003
Interest cost	$939	$973	$1,028
Expected return on plan assets	(1,009)	(967)	(958)
Net amortization and deferral	437	460	573
Net cost	367	466	643
Settlement expense	985	372	682
Total expense	$1,352	$838	$1,325

The assumptions used to determine the plans’ financial status and pension cost were:

	2005	2004	2003
Discount rate for funded status	5.50%	5.50%	6.00%
Discount rate for pension cost	5.50%	6.00%	6.50%
Return on assets	6.50%	6.50%	6.50%

Estimated future benefit payments are $1.2 million in 2006, $1.5 million in 2007, $1.3 million in 2008, $1.6 million in 2009, $1.3 million in 2010 and a total of $6.5 million from 2011 through 2015.

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

Postretirement Benefits Other Than Pensions

We provide health care benefits to eligible retired employees between the ages of 55 and 65 and provide life insurance benefits to eligible retired employees from age 55 until death. The plan’s financial status at December 31, the measurement date, follows (in thousands):

	2005	2004
Change in benefit obligation:
Beginning benefit obligation	$3,111	$3,233
Service cost	88	67
Interest cost	183	174
Actuarial (gain) loss	160	(203)
Plan participants’ contributions	159	142
Benefits paid	(403)	(302)
Ending benefit obligation	3,298	3,111
Change in plan assets:
Beginning fair value of plan assets
Employer contributions	244	160
Plan participants’ contributions	159	142
Benefits paid	(403)	(302)
Ending fair value of plan assets
Funded status	(3,298)	(3,111)
Unrecognized net loss	962	868
Unrecognized transition obligation	914	1,044
Accrued benefit cost	$(1,422)	$(1,199)

Components of net periodic postretirement benefit cost were (in thousands):

	2005	2004	2003
Service cost	$88	$67	$58
Interest cost	183	174	187
Amortization of transition obligation	130	130	130
Amortization of net actuarial loss	66	40	53
Net periodic postretirement benefit cost	$467	$411	$428

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Employee Benefits Plans (continued)

The weighted-average discount rates used in determining the actuarial present value of the projected benefit obligation was 5.5% in 2005 and 2004, and 6.0% in 2003.

Assumed health care cost trend rates at December 31:

	2005	2004	2003
Health care cost assumed trend rate for next year	9.5%	10.0%	8.5%
Rate that the cost trend rate gradually declines to	5.5%	5.5%	5.0%
Year that the rate reaches the rate it is assumed to
remain at	2010	2010	2011

An increase or decrease in the assumed health care cost trend rate of one percentage point in each future year would affect the accumulated postretirement benefit obligation at December 31, 2005 by approximately $194,000 and the annual postretirement benefit cost by approximately $24,000.

Estimated future benefit payments are $296,000 in 2006, $284,000 in 2007, $284,000 in 2008, $288,000 in 2009, 280,000 in 2010 and a total of $1,433,000 from 2011 through 2015.

Since the postretirement benefits other than pension do not cover any benefits after age 65, the Medicare Prescription Drug Act will have no impact on the benefits provided under this plan.

Deferred Compensation

We have a deferred compensation plan, funded with life insurance policies, which permitted certain management employees to defer portions of their compensation and earn a fixed rate of return. No deferrals have been made since 1991. The accrued liabilities relating to this of $1.7 million at December 31, 2005 and 2004 are included in accrued salaries, wages and benefits and other long-term liabilities. The cash surrender value, net of policy loans, is included in other assets. Policy loan interest of $1.2 million, $1.0 million and $911,000 was charged to interest expense in 2005, 2004 and 2003, respectively.

8. Commitments and Contingencies

We lease warehouse space, showroom space and certain technology equipment. Rental expenses charged to operations were $3.5 million, $2.3 million and $1.3 million in 2005, 2004 and 2003, respectively. Future minimum lease payments are approximately as follows: 2006 - $872,000; 2007 - $743,000; 2008 - $560,000 and 2009 - $427,000.

In the normal course of business, we are involved in claims and lawsuits, none of which currently, in management’s opinion, will have a material adverse affect on our Consolidated Financial Statements.

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. New Accounting Standards

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”  This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25.  Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period.  The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption.  See Note 1 for the pro-forma effect on our net income and earnings per share of applying SFAS No. 123(R). The Securities and Exchange Commission has ruled that FAS 123(R) is now effective for public companies for annual periods that began after June15, 2005. Accordingly, we will adopt FAS 123(R) in the first quarter of 2006.

In May 2005, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections.” The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that do not include explicit transition provisions. SFAS No. 154 requires that changes in accounting principle be retroactively applied, instead of including the cumulative effect in the income statement. The correction of an error will continue to require financial statement restatement. A change in accounting estimate will continue to be accounted for in the period of change and in subsequent periods, if necessary. SFAS No. 154 is effective for fiscal years beginning after December 31, 2005. We do not expect the adoption of this Statement to have a material impact on our financial condition or results of operations.

10.	Quarterly Results of Operations (Unaudited)

(in thousands, except per share data)
2005 Quarters:	First	Second	Third	Fourth
Net Sales	$82,950	$83,635	$85,615	$81,446
Gross profit	20,465	20,632	20,484	20,128
Net income	5,760	5,827	5,802	5,842
Net income per share:
Basic	$.45	$.45	$.45	$.47
Diluted	.43	.44	.44	.46
Dividend paid per share	.06	.06	.06	.06

2004 Quarters:
Net sales	$71,520	$72,223	$78,803	$83,269
Gross profit	17,221	18,246	19,414	20,760
Net income	4,607	5,211	5,285	5,686
Net income per share:
Basic	$.37	$.42	$.42	$.45
Diluted	.36	.40	.40	.43
Dividend paid per share	.05	.05	.05	.05

STANLEY FURNITURE COMPANY, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For each of the Three Years in the Period Ended December 31, 2005
(in thousands)

Column A	Column B	Column C	Column D	Column E

		Charged
	Balance at	(Credited)		Balance
	Beginning	to Costs &		at End of
Descriptions	Of Period	Expenses	Deductions	Period
2005
Doubtful receivables	$1,050	$(213)	$187(a)	$650
Discounts, returns,
and allowances	911	5(b)		916
	$1,961	$ (208)	$187	$1,566

2004
Doubtful receivables	$1,842	$(334)	$458(a)	$1,050
Discounts, returns,
and allowances	704	207(b)		911
	$2,546	$(127)	$458	$1,961

2003
Doubtful receivables	$2,053	$(20)	$191(a)	$1,842
Discounts, returns,
and allowances	580	124(b)		704
	$2,633	$104	$191	$ 2,546

(a) Uncollectible receivables written-off, net of recoveries.
(b) Represents net increase (decrease) in the reserve.