Form 10-Q
period 2006-04-01
STANLEY FURNITURE CO INC.
filed 2006-04-19
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (x) No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one);
Large accelerated filer ( ) Accelerated filer (x) Non-accelerated filer ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (x)

As of April 13, 2006, 12,247,500 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	(unaudited)
	April 1,	December 31,
	2006	2005
ASSETS
Current assets:
Cash	$21,918	$12,556
Accounts receivable, less allowances of $1,826 and $1,566	40,234	36,957
Inventories:
Finished goods	49,401	52,609
Work-in-process	5,865	7,609
Raw materials	9,851	9,743
Total inventories	65,117	69,961

Prepaid expenses and other current assets	957	1,435
Deferred income taxes	2,482	2,462
Total current assets	130,708	123,371

Property, plant and equipment, net	49,511	50,744
Goodwill	9,072	9,072
Other assets	6,984	7,301
Total assets	$196,275	$190,488

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$2,857	$2,857
Accounts payable	16,463	16,405
Accrued salaries, wages and benefits	9,905	11,144
Other accrued expenses	4,873	1,765
Total current liabilities	34,098	32,171

Long-term debt, exclusive of current maturities	8,571	8,571
Deferred income taxes	9,974	10,164
Other long-term liabilities	6,793	6,833
Total liabilities	59,436	57,739

STOCKHOLDERS’ EQUITY
Common stock, $.02 par value, 25,000,000 shares authorized 12,247,500 and 12,252,000 shares issued and outstanding	245	245
Retained earnings	136,772	132,682
Accumulated other comprehensive loss	(178)	(178)
Total stockholders’ equity	136,839	132,749
Total liabilities and stockholders’ equity	$196,275	$190,488

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share data)

	Three Months
	Ended
	April 1, April 2,
	2006	2005

Net sales	$83,524	$82,950

Cost of sales	63,766	62,485

Gross profit	19,758	20,465

Selling, general and administrative expenses	11,128	11,051

Operating income	8,630	9,414

Other income, net	93	65
Interest income	110	51
Interest expense	524	569

Income before income taxes	8,309	8,961

Income taxes	2,917	3,201

Net income	$5,392	$5,760

Earnings per share:

Basic	$.44	$.45
Diluted	$.43	$.43

Weighted average shares outstanding:

Basic	12,264	12,936
Diluted	12,567	13,400

Cash dividend declared and paid per common share	$.08	$.06

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)
(in thousands)
	Three Months Ended
	April 1,	April 2,
	2006	2005
Cash flows from operating activities:
Cash received from customers	$80,251	$78,365
Cash paid to suppliers and employees	(68,651)	(67,967)
Interest received, net	110	45
Income taxes paid, net	(495)	(269)
Net cash provided by operating activities	11,215	10,174

Cash flows from investing activities:
Capital expenditures	(216)	(1,196)
Purchase of other assets	(17)	(6)
Net cash used by investing activities	(233)	(1,202)

Cash flows from financing activities:
Repayment of senior notes
Purchase and retirement of common stock	(1,252)	(1,868)
Dividends paid	(982)	(778)
Proceeds from exercised stock options	453	3,314
Tax benefit from exercise of stock options	161
Net cash (used) provided by financing activities	(1,620)	668

Net increase in cash	9,362	9,640
Cash at beginning of period	12,556	7,632
Cash at end of period	$21,918	$17,272

Reconciliation of net income to net cash provided by operating activities:
Net income	$ 5,392	$ 5,760
Depreciation	1,464	1,402
Deferred income taxes	(210)	(249)
Tax benefit from exercise of stock options	(161)
Stock-based compensation	72
Loss on disposal of assets	6
Changes in assets and liabilities:
Accounts receivable	(3,277)	(4,563)
Inventories	4,844	1,980
Prepaid expenses and other current assets	478	612
Accounts payable	58	1,236
Accrued salaries, wages and benefits	(994)	252
Other accrued expenses	3,270	3,319
Other assets	312	453
Other long-term liabilities	(39)	(28)
Net cash provided by operating activities	$11,215	$10,174

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1.	Preparation of Interim Unaudited Consolidated Financial Statements

The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, we believe that the disclosures made are adequate for a fair presentation of results of operations and financial position. Operating results for the interim periods reported herein may not be indicative of the results expected for the year. We suggest that these consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in our latest Annual Report on Form 10-K.

2.	Stock-based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”) using the modified-prospective-transition method. Under this transition method, compensation cost in 2006 includes cost for options granted prior to but not vested as of December 31, 2005, and options vested in 2006. Therefore results for prior periods have not been restated.

The adoption of SFAS No. 123(R) lowered net income by approximately $47 for the three months ended April 1, 2006, compared to if we had continued to account for share-based compensation under APB No. 25, Accounting For Stock Issued to Employees.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 during the period presented. For the purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options vesting periods.

April 2,
2005
Net income as reported	$5,760
Deduct: Total stock-based compensation expense
determined under fair value based method for all
awards, net of related tax effects	289
Pro forma net income	$5,471

Earnings per share:
Basic - as reported	$0.45
Basic - pro forma	$0.42

Diluted - as reported	$0.43
Diluted - pro forma	$0.41

As of April 1, 2006, there was approximately $786 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next four years.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 (“FSP 123(R)”), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP 123(R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123(R). Companies may take up to one year from the effective date of FSP 123(R)-3 to evaluate the available transition alternatives and make a one-time election as to which method to adopt. We are currently in the process of evaluating the alternative methods.

Options are granted to certain employees and directors at prices equal to the market value of the stock on the dates the options were granted. The options granted have a term of 10 years from the grant date and granted options for employees vest ratably over a four to five year period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. We have estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted during the three months ended April 1, 2006 follows:

Expected price volatility	37.0%
Risk-free interest rate	4.7%
Weighted average expected life in years	5.5
Dividend yield	1.2%

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of U. S. Treasury issues with a term equal to the expected life of the option being valued.

Stock option activity during the three months ended April 1, 2006 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise price	Term (in yrs)	Value

Outstanding at January 1, 2006	855	$14.71	5.7
Lapsed	(3)	$24.51
Exercised	(34)	$13.32
Granted	10	$26.82

Outstanding at April 1, 2006	828	$14.88	5.8	$11,902

Exercisable at April 1, 2006	730	$13.81	5.4	$11,271

The fair market value of options granted in the first quarter of 2006 was $10.06. Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the first quarter of 2006 and 2005 is as follows:
	Three Months Ended
	April 1,	April 2,
	2006	2005
Proceeds from stock options exercised	$453	$3,314
Tax benefits related to stock options exercised	$161	$916
Intrinsic value of stock options exercised	$438	$2,353

3. Property, Plant and Equipment

	April 1,	December 31,
	2006	2005
Land and buildings	$39,894	$39,894
Machinery and equipment	77,723	77,693
Office furniture and equipment	1,909	1,916
Property, plant and equipment, at cost	119,526	119,503
Less accumulated depreciation	70,015	68,759
Property, plant and equipment, net	$49,511	$50,744

4.	Debt

	April 1,	December 31,
	2006	2005
7.43% senior notes due through November 18, 2007	$2,857	$2,857
6.94% senior notes due through May 3, 2011	8,571	8,571
Total	11,428	11,428
Less current maturities	2,857	2,857
Long-term debt, exclusive of current maturities	$8,571	$8,571

5. Employee Benefits Plans

Components of pension cost:

	Three Months Ended
	April 1,	April 2,
	2006	2005
Interest cost	$237	$242
Expected return on plan assets	(244)	(256)
Net amortization and deferral	130	111
Net cost	123	97
Settlement expense	216	240
Total expense	$339	$337

The Plan is fully funded; therefore, no contributions are required to be deposited in 2006.

Components of other postretirement benefit cost:

	Three Months Ended
	April 1,	April 2,
	2006	2005
Service cost	$24	$22
Interest cost	44	46
Amortization of transitions obligation	33	33
Amortization of net actuarial loss	11	17
Net periodic postretirement benefit cost	$112	$118

6.	Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data:

	Three Months Ended
	April 1,	April 2,
	2006	2005
Weighted average shares outstanding for basic calculation	12,264	12,936
Add: Effect of dilutive stock options	303	464
Weighted average shares outstanding, adjusted for diluted calculation	12,567	13,400

A reconciliation of the activity in Stockholders’ Equity accounts for the quarter ended April 1, 2006 is as follows:
				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Earnings	Loss
Balance, December 31, 2005	$245		$132,682	$(178)

Net income			5,392
Exercise of stock options	1	$453
Tax benefit on exercise of stock options		161
Stock repurchases	(1)	(932)	(320)
Stock awards		246
Stock-based compensation		72
Cash dividends paid, $.32 per share			(982)
Balance, April 1, 2006	$245		$136,772	$(178)

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

In response to this trend, we developed a blended strategy of combining our domestic manufacturing capabilities with an offshore sourcing program and realigned our manufacturing capacity. We incorporate selected imported component parts and finished items in our product line to lower cost, provide design flexibility and offer a better value to our customers. Sourced product represented approximately 33% of sales during the first three months of 2006 compared to 32% in 2005. We anticipate this percentage will be about 35% in 2006.

Recently, we began reinvigorating our continuous improvement efforts using lean manufacturing principles to improve processes and efficiencies. Near term, as these efforts allow us to continue reducing inventories, we anticipate lower production levels and operating margins. How quickly and to what extent we are able to lower costs, improve quality and reduce inventories is difficult to project.

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Income:

	Three Months Ended
	April 1,	April 2,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	76.3	75.3
Gross profit	23.7	24.7
Selling, general and administrative expenses	13.3	13.3
Operating income	10.3	11.3
Other income, net	.1	.1
Interest income	.1	.1
Interest expense	.6	.7
Income before income taxes	9.9	10.8
Income taxes	3.5	3.9
Net income	6.5%	6.9%

Net sales increased $574,000, or 0.7%, for the three month period ended April 1, 2006, from the comparable 2005 period. This was primarily due to higher average selling prices, offset by lower unit volume.

Gross profit margins for the three month period of 2006 were 23.7% compared to 24.7% for the 2005 period. Lower margins resulted from operational inefficiencies, lower production levels, higher raw material, compensation and energy costs, partially offset by increased selling prices.

Selling, general and administrative expenses as a percentage of net sales were 13.3% for both the three month period of 2006 and the comparable 2005 period.

As a result of the above, operating income as a percentage of net sales was 10.3% for the three month period of 2006 compared to 11.3% for the comparable 2005 period.

Interest expense for the three month period of 2006 decreased primarily due to lower average debt levels. Interest income increased during the 2006 period due to higher amounts of cash.

The effective tax rate for 2006 is expected to be 35.1%, compared to 35.3% for the total year 2005. The decrease in the effective tax rate is a result of an increase in tax-exempt income.

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

Working capital, excluding cash and current maturities of long-term debt, decreased $4.0 million during the first three months of 2006 to $77.5 million from $81.5 million at year end. The decrease was primarily due to lower inventories.

Cash generated from operations was $11.2 million in the first three months of 2006 compared to $10.2 million in the 2005 period. The increase was primarily due to higher receipts from customers offset by a slight increase in cash paid to suppliers and employees.

Net cash used by investing activities was $233,000 in the 2006 period compared to $1.2 million in 2005 and consisted of normal capital expenditures. Capital expenditures for 2006 are anticipated to be approximately $5.0 million.

Net cash used by financing activities was $1.6 million in the 2006 period compared to net cash provided of $668,000 in the 2005 period. In the 2006 period, cash from operations and proceeds from the exercise of stock options provided funds for the purchase and retirement of our common stock and cash dividends. During the first three months of 2006, $1.3 million was used to purchase 48,500 shares of our common stock in the open market at an average price of $25.82. Approximately $15.9 million is currently authorized by our Board of Directors to repurchase shares of our common stock. In the 2005 period, cash from operations provided funds for the purchase and retirement of our common stock and cash dividends. The Board of Directors increased the annual dividend policy to $0.32 per share on January 30, 2006.

At April 1, 2006, long-term debt including current maturities was $11.4 million. Debt service requirements are $2.9 million in both 2006 and 2007 and $1.4 million in both 2008 and 2009. As of April 1, 2006, approximately $25.0 million of additional borrowings were available under the revolving credit facility and cash on hand was $21.9 million.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 10-K for the fiscal year ended December 31, 2005, except as follows:

Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R. The Company uses the Black-Scholes option - pricing model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value stock-based compensation and consequently, the related amount recognized on the consolidated statements of income.

See note 2 to the consolidated financial statements, “Stock-based Compensation”, for a more detailed discussion of the effects of FAS 123(R) on our results of operations and financial condition.

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

Our revolving credit facility bears interest at a variable rate; therefore, changes in prevailing interest rates impact our borrowing costs. A one-percentage point fluctuation in market interest rates would not have a material impact on earnings during the first three months of 2006.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

				Maximum number (or
			Total number of	approximate dollar
	Total		Shares purchased	value) of shares that
	number of	Average	as part of publicly	may yet be purchased
	shares	price paid	announced plans	under the plans or
Period	purchased	per share	or programs	programs (a)

January 1 to February 4, 2006				$17,164,381
February 5 to March 4, 2006				$17,164,381
March 5 to April 1, 2006	48,500	$25.82	48,500	$15,911,981

Total	48,500	$25.82	48,500

(a)
On each of January 30, 2006, and October 17, 2005, we announced that our Board of Directors increased our stock repurchase authorization by an additional $10 million, bringing the total amount authorized to $17.2 million as of January 31, 2006. Consequently, we may purchase our common stock, from time to time, either directly or through agents, in the open market, through negotiated purchases or otherwise, at prices and on terms satisfactory to us.

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

Date: April 19, 2006	STANLEY FURNITURE COMPANY, INC.
By: /s/ Douglas I. Payne
Douglas I. Payne
Executive V.P. - Finance & Administration and Secretary
(Principal Financial and Accounting Officer)