Form 10-Q
period 2006-07-01
STANLEY FURNITURE CO INC.
filed 2006-07-18
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from   to  .

Commission file number: 0-14938

STANLEY FURNITURE COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	54-1272589
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

As of July 12, 2006, 11,680,155 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	(unaudited)
	July 1,	December 31,
	2006	2005
ASSETS
Current assets:
Cash	$10,627	$12,556
Accounts receivable, less allowances of $1,972 and $1,566	37,958	36,957
Inventories:
Finished goods	46,270	52,609
Work-in-process	5,736	7,609
Raw materials	9,450	9,743
Total inventories	61,456	69,961

Prepaid expenses and other current assets	1,631	1,435
Deferred income taxes	2,503	2,462
Total current assets	114,175	123,371

Property, plant and equipment, net	48,617	50,744
Goodwill	9,072	9,072
Other assets	6,753	7,301
Total assets	$178,617	$190,488

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$2,857	$2,857
Accounts payable	16,851	16,405
Accrued salaries, wages and benefits	7,950	11,144
Other accrued expenses	1,866	1,765
Total current liabilities	29,524	32,171

Long-term debt, exclusive of current maturities	7,143	8,571
Deferred income taxes	9,737	10,164
Other long-term liabilities	6,743	6,833
Total liabilities	53,147	57,739

STOCKHOLDERS’ EQUITY
Common stock, $.02 par value, 25,000,000 shares authorized 11,680,155 and 12,252,000 shares issued and outstanding	234	245
Retained earnings	125,414	132,682
Accumulated other comprehensive loss	(178)	(178)
Total stockholders’ equity	125,470	132,749
Total liabilities and stockholders’ equity	$178,617	$190,488

The accompanying notes are an integral part of the consolidated financial statements

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share data)

	Three Months		Six Months
	Ended		Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

Net sales	$77,476	$83,635	$161,000	$166,585

Cost of sales	59,858	63,003	123,624	125,488

Gross profit	17,618	20,632	37,376	41,097

Selling, general and administrative expenses	11,323	11,239	22,451	22,290

Operating income	6,295	9,393	14,925	18,807

Other income, net	68	54	161	119
Interest income	146	102	256	154
Interest expense	509	545	1,033	1,115

Income before income taxes	6,000	9,004	14,309	17,965

Income taxes	2,063	3,177	4,980	6,378

Net income	$3,937	$5,827	$9,329	$11,587

Earnings per share:

Basic	$.33	$.45	$.77	$.90
Diluted	$.32	$.44	$.75	$.87

Weighted average shares outstanding:

Basic	11,973	12,905	12,101	12,908
Diluted	12,264	13,255	12,397	13,316

Cash dividend declared and paid per common share	$.08	$.06	$.16	$.12

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)
(in thousands)

	Six Months Ended
	July 1,	July 2,
	2006	2005
Cash flows from operating activities:
Cash received from customers	$159,732	$163,434
Cash paid to suppliers and employees	(135,731)	(138,696)
Interest paid, net	(1,393)	(1,519)
Income taxes paid, net	(6,433)	(6,350)
Net cash provided by operating activities	16,175	16,869

Cash flows from investing activities:
Capital expenditures	(749)	(2,721)
Purchase of other assets	(17)	(33)
Net cash used by investing activities	(766)	(2,754)

Cash flows from financing activities:
Repayment of senior notes	(1,428)	(2,828)
Purchase and retirement of common stock	(16,175)	(9,993)
Proceeds from insurance policy loans	1,241	1,110
Dividends paid	(1,944)	(1,560)
Proceeds from exercised stock options	713	5,110
Tax benefit from exercise of stock options	255
Net cash used by financing activities	(17,338)	(8,161)

Net increase (decrease) in cash	(1,929)	5,954
Cash at beginning of period	12,556	7,632
Cash at end of period	$10,627	$13,586

Reconciliation of net income to net cash provided by operating activities:
Net income	$9,329	$11,587
Depreciation	2,912	2,815
Deferred income taxes	(468)	(514)
Tax benefit from exercise of stock options	(255)
Stock-based compensation	297
Loss on disposal of assets	6
Changes in assets and liabilities:
Accounts receivable	(1,001)	(3,096)
Inventories	8,505	1,375
Prepaid expenses and other current assets	(298)	(323)
Accounts payable	446	3,493
Accrued salaries, wages and benefits	(2,948)	544
Other accrued expenses	356	1,431
Other assets	(616)	(367)
Other long-term liabilities	(90)	(76)
Net cash provided by operating activities	$16,175	$16,869

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

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) using the modified-prospective-transition method. Under this transition method, compensation cost in 2006 includes options granted prior to but not vested as of December 31, 2005, and options granted in 2006. Therefore, results for prior periods have not been restated.

The adoption of SFAS No. 123(R) lowered net income by approximately $148 for the three months ended July 1, 2006, and $194 for the first half of 2006, compared to if we had continued to account for share-based compensation under APB No. 25, Accounting For Stock Issued to Employees.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 during the periods presented. For the purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the vesting periods.

	Three Months	Six Months
	Ended	Ended
	July 2, 2005	July 2, 2005
Net income as reported	$5,827	$11,587
Deduct: Total stock-based compensation expense determined
under fair value based method for all awards, net of related
tax effects	187	476
Pro forma net income	$5,640	$11,111

Earnings per share:
Basic - as reported	$ 0.45	$ 0.90
Basic - pro forma	$ 0.44	$ 0.86

Diluted - as reported	$ 0.44	$ 0.87
Diluted - pro forma	$ 0.43	$ 0.84

As of July 1, 2006, there was approximately $710 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next four years.

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

Options are granted to certain employees and directors at prices equal to the market value of the stock on the dates the options were granted. The options granted have a term of 10 years from the grant date and granted options for employees vest ratably over a four to five year period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. We have estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted during the six months ended July 1, 2006 follows:

Expected price volatility	36.1%
Risk-free interest rate	4.7%
Weighted average expected life in years	5.2
Dividend yield	1.2%

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of U. S. Treasury issues with a term equal to the expected life of the option being valued.

Stock option activity during the six months ended July 1, 2006 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise price	Term (in yrs)	Value

Outstanding at January 1, 2006	855	$14.71	5.7
Lapsed	(3)	$24.51
Exercised	(54)	$13.21
Granted	25	$27.59

Outstanding at July 1, 2006	823	$15.17	5.9	$7,248

Exercisable at July 1, 2006	729	$14.14	5.5	$7,161

The average fair market value of options granted in the first half of 2006 was $9.92. Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the first three and six months of 2006 and 2005 is as follows:

	Three Months		Six Months
	Ended		Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Proceeds from stock options exercised	$261	$1,796	$713	$5,110
Tax benefits related to stock options exercised	$94	$324	$255	$1,240
Intrinsic value of stock options exercised	$251	$1,004	$689	$3,357

3. Property, Plant and Equipment

	July 1,	December 31,
	2006	2005
Land and buildings	$39,932	$39,894
Machinery and equipment	78,225	77,693
Office furniture and equipment	1,903	1,916
Property, plant and equipment, at cost	120,060	119,503
Less accumulated depreciation	71,443	68,759
Property, plant and equipment, net	$48,617	$50,744

4.	Debt

	July 1,	December 31,
	2006	2005
7.43% senior notes due through November 18, 2007	$2,857	$2,857
6.94% senior notes due through May 3, 2011	7,143	8,571
Total	10,000	11,428
Less current maturities	2,857	2,857
Long-term debt, exclusive of current maturities	$7,143	$8,571

The above loan agreements were amended effective July 14, 2006, to eliminate the covenant restricting our ability to pay dividends with respect to our common stock and to repurchase our common stock.

5. Employee Benefits Plans

Components of pension cost:

	Three Months		Six Months
	Ended		Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Interest cost	$227	$242	$464	$485
Expected return on plan assets	(247)	(257)	(491)	(513)
Net amortization and deferral	120	111	250	222
Net cost	100	96	223	194
Settlement expense	95	333	311	573
Total expense	$195	$429	$534	$767

The Plan is fully funded as an ongoing plan; therefore, no contributions are required to be deposited in 2006.

On July 17, 2006, we announced our decision to terminate our defined benefit pension plan (“the Plan”). No benefits have accrued under the Plan since it was frozen in December 1995, at which time our contributions to a 401k savings plan became the primary retirement benefit. The Plan’s termination must be approved by the Internal Revenue Service and the Pension Benefit Guaranty Corporation. We expect to receive these approvals within twelve to eighteen months. As a result of the termination, we expect to make cash contributions to the Plan in the range of $1 million to $3 million between now and the final termination. In addition, we expect to record a charge to earnings in the range of $6 million and $8 million pre-tax, or $3.9 million to $5.2 million net of taxes, upon final termination. Pension expense related to this Plan for 2005 was approximately $1.2 million and is expected to be about the same for 2006.

Components of other postretirement benefit cost:

	Three Months		Six Months
	Ended		Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Service cost	$24	$22	$48	$44
Interest cost	43	46	87	92
Amortization of transitions obligation	32	33	65	66
Amortization of net actuarial loss	10	17	21	34
Net periodic postretirement benefit cost	$109	$118	$221	$236

6.	Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data:

	Three Months		Six Months
	Ended		Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Weighted average shares outstanding for basic calculation	11,973	12,905	12,101	12,908
Add: Effect of dilutive stock options	291	350	296	408
Weighted average shares outstanding Adjusted for diluted calculation	12,264	13,255	12,397	13,316

A reconciliation of the activity in Stockholders’ Equity accounts for the quarter ended July 1, 2006 is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Earnings	Loss
Balance, December 31, 2005	$245		$132,682	$(178)

Net income			9,329
Exercise of stock options	1	$712
Tax benefit on exercise of stock options		255
Stock repurchases	(12)	(1,510)	(14,653)
Stock awards		246
Stock-based compensation		297
Cash dividends paid, $.16 per share			(1,944)
Balance, July 1, 2006	$234		$125,414	$(178)

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

In response to this trend, we developed a blended strategy of combining our domestic manufacturing capabilities with an offshore sourcing program and realigned our manufacturing capacity. We incorporate selected imported component parts and finished items in our product line to lower cost, provide design flexibility and offer a better value to our customers. Sourced product represented approximately 34% of sales during the first six months of 2006 compared to 31% in 2005. We anticipate this percentage will be about 35% for the remainder of 2006.

Recently, we began reinvigorating our continuous improvement efforts using lean manufacturing principles to improve processes and efficiencies. These efforts have allowed us to reduce inventories which have lowered production levels and operating margins in the first half of 2006 and we expect this trend may continue near term. How quickly and to what extent we are able to lower costs, improve quality and reduce inventories is difficult to project.

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Income:

	Three Months		Six Months
	Ended		Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.3	75.3	76.8	75.3
Gross profit	22.7	24.7	23.2	24.7
Selling, general and administrative expenses	14.6	13.4	13.9	13.4
Operating income	8.1	11.2	9.3	11.3
Other income, net	.1	.1	.1	.1
Interest income	.2	.1	.1	.1
Interest expense	.7	.6	.6	.7
Income before income taxes	7.7	10.8	8.9	10.8
Income taxes	2.6	3.8	3.1	3.8
Net income	5.1%	7.0%	5.8%	7.0%

Net sales decreased $6.2 million, or 7.4%, for the three month period ended July 1, 2006, from the comparable 2005 period. For the six month period, net sales decreased $5.6 million, or 3.4% from the 2005 six month period. This was primarily due to lower unit volume resulting from continued weakness in retail furniture activity, partially offset by higher average selling prices.

Gross profit margins for the three and six month periods of 2006 were 22.7% and 23.2%, respectively compared to 24.7% for both comparable 2005 periods. Lower margins resulted from lower sales, decreased production levels and higher raw material, compensation and energy costs. As a result of improving processes and reducing lead times, production levels decreased more sharply than the sales decline particularly in the second quarter and led to lower margins due to the under absorption of factory overheard costs.

Selling, general and administrative expenses for the three and six month periods as a percentage of net sales were 14.6% and 13.9%, respectively compared to 13.4% for both comparable 2005 periods. The higher percentage for the current year periods is primarily due to lower sales. Increased bad debt and legal and professional expenses were mostly offset by lower bonus expense for both the three and six month periods of 2006, versus the comparable prior year periods.

As a result of the above, operating income as a percentage of net sales was 8.1% and 9.3%, respectively, for the three and six month periods of 2006 compared to 11.2% and 11.3% for the comparable 2005 periods.

Interest expense for the six month period of 2006 decreased primarily due to lower average debt levels. Interest income increased during the 2006 period due to higher amounts of cash.

The effective tax rate for 2006 is expected to be 34.8%, compared to 35.3% for the total year 2005. The decrease in the effective tax rate is primarily a result of lower taxable income and an increase in tax-exempt interest income.

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

Working capital, excluding cash and current maturities of long-term debt, decreased $4.6 million during the first half of 2006 from $81.5 million at year end. The decrease was primarily due to an $8.5 million decrease in inventories, resulting from lower production levels due to lower sales and a reduction in manufacturing lead times.

Cash generated from operations was $16.2 million in the first six months of 2006 compared to $16.9 million in the 2005 period. The decrease was primarily due to lower receipts from customers due to lower sales offset by lower payments to suppliers and employees due to lower production levels.

Net cash used by investing activities was approximately $766,000 in the 2006 period compared to $2.8 million in 2005 and consisted primarily of normal capital expenditures. Capital expenditures for 2006 are anticipated to range from $3.0 million to $5.0 million.

Net cash used by financing activities was $17.3 million in the 2006 period compared to $8.2 million in the 2005 period. In the 2006 period, cash from operations, proceeds from insurance policy loans, and proceeds from the exercise of stock options provided funds for the purchase and retirement of our common stock and cash dividends. During the first six months of 2006, $16.2 million was used to purchase 635,845 shares of our common stock in the open market at an average price of $25.44. With the recently announced increase, we have $50 million currently authorized by our Board of Directors to repurchase shares of our common stock. In the 2005 period, cash from operations provided funds for the purchase and retirement of our common stock and cash dividends. The Board of Directors increased the annual dividend policy to $0.32 per share on January 30, 2006. Our loan agreements were amended effective July 14, 2006, to eliminate the covenant restricting our ability to pay dividends with respect to our common stock and to repurchase our common stock.

At July 1, 2006, long-term debt including current maturities was $10.0 million. Debt service requirements are $1.4 million remaining in 2006, $2.9 million in 2007 and $1.4 million in 2008, 2009 and 2010. As of July 1, 2006, approximately $25.0 million of additional borrowings were available under the revolving credit facility and cash on hand was $10.6 million.

Pension Plan Termination

On July 17, 2006, we announced our decision to terminate our defined benefit pension plan (“the Plan”). No benefits have accrued under the Plan since it was frozen in December 1995, at which time contributions to a 401k savings plan became the primary retirement benefit. The Plan’s termination must be approved by the Internal Revenue Service and the Pension Benefit Guaranty Corporation. We expect to receive these approvals within twelve to eighteen months. As a result of the termination, we expect to make cash contributions to the Plan in the range of $1 million to $3 million between now and the final termination. In addition, we expect to record a charge to earnings in the range of $6 million and $8 million pre-tax, or $3.9 million to $5.2 million net of taxes upon final termination. Pension expense related to this Plan for 2005 was approximately $1.2 million and is expected to be about the same for 2006.

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

See note 2 to the consolidated financial statements, “Stock Based Compensation”, for a more detailed discussion of the effects of
SFAS 123(R) on our results of operations and financial condition.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include competition in the furniture industry including competition from lower-cost foreign manufacturers, disruptions in offshore sourcing including those arising from supply or distribution disruptions or those arising from changes in political, economic and social conditions, as well as laws and regulations, in China or countries from which we source products, international trade policies of the United States and countries from which we source products, manufacturing realignment, the inability to raise prices in response to inflation and increasing costs, the cyclical nature of the furniture industry, the inability to obtain sufficient quantities of quality raw materials in a timely manner, failure to anticipate or respond to changes in consumer tastes and fashions in a timely manner, business failures or loss of large customers, environmental compliance costs, extended business interruption at manufacturing facilities, and the impact of interest rate changes on the cost of terminating our defined benefit pension plan. Any forward-looking statement speaks only as of the date of this filing, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Our revolving credit facility bears interest at a variable rate; therefore, changes in prevailing interest rates impact our borrowing costs. A one-percentage point fluctuation in market interest rates would not have a material impact on earnings during the first six months of 2006.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

				Maximum number (or
			Total number of	approximate dollar
	Total		Shares purchased	value) of shares that
	number of	Average	as part of publicly	may yet be purchased
	Shares	price paid	announced plans	under the plans or
Period	Purchased	per share	or programs	programs (a)

April 2 to May 6, 2006	203,502	$27.40	203,502	$10,335,520
May 7 to June 3, 2006	175,843	$25.99	175,843	$5,765,622
June 4 to July 1, 2006	208,000	$22.96	208,000	$989,197

Total	587,345	$25.41	587,345

(a)
On July 17, 2006, we announced that our Board of Directors increased our stock repurchase authorization to $50 million. Consequently, we may purchase our common stock, from time to time, either directly or through agents, in the open market, through negotiated purchases or otherwise, at prices and on terms satisfactory to us.

Item 4. Submission of Matters to a Vote of Security Holders

(a.) The annual meeting of the Company’s stockholders was held on April 19, 2006.

(b.)	The stockholders of the Company elected two directors for a three-year term expiring at the annual meeting of stockholders to be held in 2009. The election was approved by the following vote:

	For	Withheld

Michael P. Haley	11,220,402	11,510,242

Albert L. Prillaman	11,510,242	98,151

Item 6.	Exhibits

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

Date: July 18, 2006	STANLEY FURNITURE COMPANY, INC.
By: /s/ Douglas I. Payne
Douglas I. Payne
Executive V.P. - Finance & Administration And Secretary
(Principal Financial and Accounting Officer)