Form 10-Q
period 2006-09-30
STANLEY FURNITURE CO INC.
filed 2006-10-17
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

As of October 13, 2006, 11,131,810 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	(unaudited)
	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash	$5,400	$12,556
Accounts receivable, less allowances of $2,502 and $1,566	38,271	36,957
Inventories:
Finished goods	45,491	52,609
Work-in-process	5,453	7,609
Raw materials	8,822	9,743
Total inventories	59,766	69,961

Prepaid expenses and other current assets	1,759	1,435
Deferred income taxes	2,442	2,462
Total current assets	107,638	123,371

Property, plant and equipment, net	48,438	50,744
Goodwill	9,072	9,072
Other assets	6,362	7,301
Total assets	$171,510	$190,488

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$2,857	$2,857
Accounts payable	18,227	16,405
Accrued salaries, wages and benefits	9,636	11,144
Other accrued expenses	2,287	1,765
Total current liabilities	33,007	32,171

Long-term debt, exclusive of current maturities	7,143	8,571
Deferred income taxes	9,386	10,164
Other long-term liabilities	6,559	6,833
Total liabilities	56,095	57,739

STOCKHOLDERS’ EQUITY
Common stock, $.02 par value, 25,000,000 shares authorized 11,131,810 and 12,252,000 shares issued and outstanding	223	245
Retained earnings	115,370	132,682
Accumulated other comprehensive loss	(178)	(178)
Total stockholders’ equity	115,415	132,749
Total liabilities and stockholders’ equity	$171,510	$190,488

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share data)

	Three Months		Nine Months
	Ended		Ended
	September	October	September	October
	30, 2006	1, 2005	30, 2006	1, 2005

Net sales	$75,911	$85,615	$236,911	$252,200

Cost of sales	60,951	65,131	184,575	190,619

Gross profit	14,960	20,484	52,336	61,581

Selling, general and administrative expenses	9,996	11,106	32,447	33,396

Operating income	4,964	9,378	19,889	28,185

Other income, net	91	71	252	190
Interest income	76	96	332	250
Interest expense	537	548	1,570	1,663

Income before income taxes	4,594	8,997	18,903	26,962

Income taxes	1,598	3,195	6,578	9,573

Net income	$2,996	$5,802	$12,325	$17,389

Earnings per share:

Basic	$.26	$.45	$1.04	$1.35
Diluted	$.26	$.44	$1.01	$1.31

Weighted average shares outstanding:

Basic	11,396	12,811	11,861	12,886
Diluted	11,657	13,198	12,147	13,294

Cash dividend declared and paid per common share	$.08	$.06	$.24	$.18

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,	October 1,
	2006	2005
Cash flows from operating activities:
Cash received from customers	$234,933	$247,093
Cash paid to suppliers and employees	(199,742)	(214,001)
Interest paid, net	(1,335)	(1,431)
Income taxes paid, net	(8,612)	(8,447)
Net cash provided by operating activities	25,244	23,214

Cash flows from investing activities:
Capital expenditures	(2,023)	(3,791)
Purchase of other assets	(17)	(33)
Net cash used by investing activities	(2,040)	(3,824)

Cash flows from financing activities:
Repayment of senior notes	(1,428)	(2,828)
Purchase and retirement of common stock	(28,282)	(9,996)
Proceeds from insurance policy loans	1,241	1,110
Dividends paid	(2,859)	(2,330)
Proceeds from exercised stock options	713	6,335
Tax benefit from exercise of stock options	255
Net cash used by financing activities	(30,360)	(7,709)

Net increase (decrease) in cash	(7,156)	11,681
Cash at beginning of period	12,556	7,632
Cash at end of period	$5,400	$19,313

Reconciliation of net income to net cash provided by operating activities:
Net income	$12,325	$17,389
Depreciation	4,368	4,228
Deferred income taxes	(758)	(524)
Tax benefit from exercise of stock options	(255)
Stock-based compensation	268
Loss on disposal of assets	23
Changes in assets and liabilities:
Accounts receivable	(1,314)	(5,062)
Inventories	10,195	882
Prepaid expenses and other current assets	(406)	(1,085)
Accounts payable	1,822	2,907
Accrued salaries, wages and benefits	(1,262)	2,301
Other accrued expenses	777	2,349
Other assets	(265)	(56)
Other long-term liabilities	(274)	(115)
Net cash provided by operating activities	$25,244	$23,214

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

The adoption of SFAS No. 123(R) lowered net income by approximately $175 for the nine months ended September 30, 2006, and had an insignificant impact on the third quarter of 2006, compared to if we had continued to account for share-based compensation under APB No. 25, Accounting For Stock Issued to Employees.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 during the periods presented. For the purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the vesting periods.

	Three Months Ended	Nine Months Ended
	October	October
	1, 2005	1, 2005
Net income as reported	$5,802	$17,389
Deduct: Total stock-based compensation expense determined
under fair value based method for all awards, net of related
tax effects	18	495
Pro forma net income	$5,784	$16,894

Earnings per share:
Basic - as reported	$0.45	$1.35
Basic - pro forma	$0.45	$1.31

Diluted - as reported	$0.44	$1.31
Diluted - pro forma	$0.44	$1.27

As of September 30, 2006, there was approximately $574 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next four years.

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

Options are granted to certain employees and directors at prices equal to the market value of the stock on the dates the options were granted. The options granted have a term of 10 years from the grant date and granted options for employees vest ratably over a four to five year period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. We have estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted during the nine months ended September 30, 2006 follows:

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

Stock option activity during the nine months ended September 30, 2006 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise price	Term (in yrs)	Value

Outstanding at January 1, 2006	855	$14.71	5.7
Lapsed	(23)	$17.49
Exercised	(54)	$13.21
Granted	25	$27.59

Outstanding at September 30, 2006	803	$15.14	5.2	$4,960

Exercisable at September 30, 2006	729	$14.14	4.8	$5,223

The average fair market value of options granted in the first nine months of 2006 was $9.92. Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the three and nine month periods of 2006 and 2005 are as follows:

	Three Months		Nine Months
	Ended		Ended
	September	October	September	October
	30, 2006	1, 2005	30, 2006	1, 2005
Proceeds from stock options exercised	$0	$1,225	$713	$6,335
Tax benefits related to stock options exercised	$0	$503	$255	$1,743
Intrinsic value of stock options exercised	$0	$1,361	$689	$4,718

3. Property, Plant and Equipment

	September	December
	30, 2006	31, 2005
Land and buildings	$40,800	$39,894
Machinery and equipment	78,435	77,693
Office furniture and equipment	2,053	1,916
Property, plant and equipment, at cost	121,288	119,503
Less accumulated depreciation	72,850	68,759
Property, plant and equipment, net	$48,438	$50,744

4. Debt

	September	December
	30, 2006	31, 2005
7.43% senior notes due through November 18, 2007	$2,857	$2,857
6.94% senior notes due through May 3, 2011	7,143	8,571
Total	10,000	11,428
Less current maturities	2,857	2,857
Long-term debt, exclusive of current maturities	$7,143	$8,571

The above loan agreements were amended effective July 14, 2006, to eliminate the covenant restricting our ability to pay dividends with respect to our common stock and to repurchase our common stock.

5. Employee Benefits Plans

Components of pension cost:

	Three Months		Nine Months
	Ended		Ended
	September	October	September	October
	30, 2006	1, 2005	30, 2006	1, 2005
Interest Cost	$$232	$230	$696	$715
Expected return on plan assets	(245)	(248)	(736)	(761)
Net amortization and deferral	125	106	375	328
Net Cost	112	88	335	282
Settlement Expense	341	286	652	859
Total expense	$453	$374	$987	$1,141

The Plan is fully funded as an ongoing plan; therefore, no contributions are required to be deposited in 2006.

On July 17, 2006, we announced our decision to terminate our defined benefit pension plan (“the Plan”). No benefits have accrued under the Plan since it was frozen in December 1995, at which time our contributions to a 401k savings plan became the primary retirement benefit. The Plan’s termination must be approved by the Internal Revenue Service and the Pension Benefit Guaranty Corporation. We expect to receive these approvals within twelve to fifteen months. As a result of the termination, we expect to make cash contributions to the Plan in the range of $1 million to $3 million between now and the final termination. In addition, we expect to record a charge to earnings in the range of $6 million and $8 million pre-tax, or $3.9 million to $5.2 million net of taxes, upon final termination. Pension expense related to this Plan for 2005 was approximately $1.2 million and is expected to be about the same for 2006.

Components of other postretirement benefit cost:

	Three Months		Nine Months
	Ended		Ended
	September	October	September	October
	30, 2006	1, 2005	30, 2006	1, 2005
Service cost	$25	$22	$73	$66
Interest cost	43	46	130	138
Amortization of transitions obligation	33	33	98	99
Amortization of net actuarial loss	10	17	31	51
Net periodic postretirement benefit cost	$111	$118	$332	$354

6.	Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data:

	Three Months		Nine Months
	Ended		Ended
	September	October	September	October
	30, 2006	1, 2005	30, 2006	1, 2005
Weighted average shares outstanding for basic calculation	11,396	12,811	11,861	12,886
Add: Effect of dilutive stock options	261	387	286	408
Weighted average shares outstanding Adjusted for diluted calculation	11,657	13,198	12,147	13,294

A reconciliation of the activity in Stockholders’ Equity accounts for the quarter ended September 30, 2006 is as follows:
				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Earnings	Loss
Balance, December 31, 2005	$245		$132,682	$(178)

Net income			12,325
Exercise of stock options	1	$712
Tax benefit on exercise of stock options		255
Stock repurchases	(23)	(1,511)	(26,748)
Stock awards		246
Stock-based compensation		298	(30)
Cash dividends paid, $.24 per share			(2,859)
Balance, September 30, 2006	$223		$115,370	$(178)

7. New Accounting Standards

In June 2006, the Financial Standards Accounting Board (FASB) issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 details how companies should recognize, measure, present, and disclose uncertain tax positions that have been or expect to be taken. As such, financial statements will reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. We are currently analyzing the effect of FIN 48 on our financial statements.

FIN 48 is effective for public companies for annual periods that begin after December 15, 2006.

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. We do not expect SAB 108 to have a material impact on our financial condition or results of operations. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. We have not yet determined the impact that the implementation of SFAS No. 157 will have on our results of operations or financial condition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)” ( “SFAS No. 158” ). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. We are currently evaluating the impact that the implementation of SFAS No. 158 will have on our financial statements.  The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006.  The new measurement date requirement applies for fiscal years ending after December 15, 2008.

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

In response to this trend, we developed a blended strategy of combining our domestic manufacturing capabilities with an offshore sourcing program and realigned our manufacturing capacity. We incorporate selected imported component parts and finished items in our product line to lower cost, provide design flexibility and offer a better value to our customers. Sourced product represented approximately 34% of sales during the first nine months of 2006 compared to 32% in 2005. We anticipate this percentage will be about 35% for the remainder of 2006.

Recently, we began reinvigorating our continuous improvement efforts using lean business principles to improve processes and efficiencies. These efforts have allowed us to reduce inventories, which have lowered production levels and operating margins in the first nine months of 2006. We expect this trend may continue in the near term. While these renewed efforts have shown positive results, it is difficult to project the speed and the extent to which we are able to lower costs, improve quality and reduce inventories.

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Income:

	Three Months		Nine Months
	Ended		Ended
	September	October	September	October
	30, 2006	1, 2005	30, 2006	1, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.3	76.1	77.9	75.6
Gross profit	19.7	23.9	22.1	24.4
Selling, general and administrative expenses	13.2	13.0	13.7	13.2
Operating income	6.5	11.0	8.4	11.2
Other income, net	.1	.1	.1	.1
Interest income	.1	.1	.1	.1
Interest expense	.7	.6	.6	.7
Income before income taxes	6.0	10.5	8.0	10.7
Income taxes	2.1	3.7	2.8	3.8
Net income	3.9%	6.8%	5.2%	6.9%

Net sales decreased $9.7 million, or 11.3%, for the three month period ended September 30, 2006, from the comparable 2005 period. For the nine month period, net sales decreased $15.3 million, or 6.1% from the 2005 nine month period. This was primarily due to lower unit volume resulting from continued weakness in demand, which we believe is due to current industry conditions, partially offset by higher average selling prices.

Gross profit margins for the three and nine month periods of 2006 were 19.7% and 22.1%, respectively compared to 23.9% and 24.4% for the comparable 2005 periods. Lower margins resulted from lower sales, decreased production levels, and higher raw material, compensation and energy costs. As a result of improving processes and reducing lead times, production levels decreased more sharply than the sales decline particularly in the second and third quarters of 2006 and led to lower margins due to the under absorption of factory overhead costs.

Selling, general and administrative expenses for the three and nine month periods as a percentage of net sales were 13.2% and 13.7%, respectively compared to 13.0% and 13.2% for the comparable 2005 periods. The higher percentage for the current year periods is primarily due to lower sales. Selling, general and administrative expenses decreased during the three and nine month periods, compared to the 2005 periods, due to lower selling expenses resulting from decreased sales and lower performance based compensation expense due to lower earnings. These lower costs were partially offset by increased bad debt expense and consulting fees related to our continuous improvement efforts.

As a result of the above, operating income as a percentage of net sales was 6.5% and 8.4%, respectively, for the three and nine month periods of 2006 compared to 11.0% and 11.2% for the comparable 2005 periods.

Interest expense for the nine month period of 2006 decreased primarily due to lower average debt levels. Interest income increased during the 2006 period due to higher interest income rates.

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

Working capital, excluding cash and current maturities of long-term debt, decreased $9.4 million during the first nine months of 2006 from $81.5 million at year end. The decrease was primarily due to a $10.2 million decrease in inventories, resulting from lower production levels due to lower sales and a reduction in manufacturing lead times.

Cash generated from operations was $25.2 million in the first nine months of 2006 compared to $23.2 million in the 2005 period. The increase was primarily due to lower payments to suppliers and employees due to lower production levels.

Net cash used by investing activities was approximately $2.0 million in the 2006 period compared to $3.8 million in 2005 and consisted primarily of normal capital expenditures. Capital expenditures for 2006 are anticipated to be in the range of $4.0 million to $4.5 million.

Net cash used by financing activities was $30.4 million in the 2006 period compared to $7.7 million in the 2005 period. In the 2006 period, cash from operations and proceeds from the exercise of stock options provided funds for the purchase and retirement of our common stock, cash dividends and the payment of our senior notes. During the first nine months of 2006, $28.3 million was used to purchase 1,184,190 shares of our common stock in the open market at an average price of $23.88. We currently have $37.9 million authorized by our Board of Directors to repurchase shares of our common stock. In the 2005 period, cash from operations provided funds for the purchase and retirement of our common stock, to pay cash dividends, and the payment of our senior notes. The Board of Directors increased the annual dividend policy to $0.32 per share on January 30, 2006. Our loan agreements were amended effective July 14, 2006, to eliminate the covenant restricting our ability to pay dividends with respect to our common stock and to repurchase our common stock.

At September 30, 2006, long-term debt including current maturities was $10.0 million. Debt service requirements are $1.4 million remaining in 2006, $2.9 million in 2007 and $1.4 million in 2008, 2009 and 2010. As of September 30, 2006, approximately $25.0 million of additional borrowings were available under the revolving credit facility and cash on hand was $5.4 million.

Pension Plan Termination

On July 17, 2006, we announced our decision to terminate our defined benefit pension plan (“the Plan”). No benefits have accrued under the Plan since it was frozen in December 1995, at which time contributions to a 401k savings plan became the primary retirement benefit. The Plan’s termination must be approved by the Internal Revenue Service and the Pension Benefit Guaranty Corporation. We expect to receive these approvals within twelve to fifteen months. As a result of the termination, we expect to make cash contributions to the Plan in the range of $1 million to $3 million between now and the final termination. In addition, we expect to record a charge to earnings in the range of $6 million and $8 million pre-tax, or $3.9 million to $5.2 million net of taxes upon final termination. Pension expense related to this Plan for 2005 was approximately $1.2 million and is expected to be about the same for 2006.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 10-K for the fiscal year ended December 31, 2005, except as follows:

Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R. The Company uses the Black-Scholes option - pricing model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that ultimately will not vest (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value stock-based compensation and consequently, the related amount recognized on the consolidated statements of income.

See note 2 to the consolidated financial statements, “Stock Based Compensation”, for a more detailed discussion of the effects of SFAS 123(R) on our results of operations and financial condition.

Recently Issued Accounting Standards

The Financial Standards Accounting Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” in June 2006. In September 2006, the FASB issued both Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements".

See note 7 to the consolidated financial statements, “New Accounting Standards”, for a more detailed discussion of the requirements and effective dates of these new standards.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include the cyclical nature of the furniture industry, competition in the furniture industry including competition from lower-cost foreign manufacturers, disruptions in offshore sourcing including those arising from supply or distribution disruptions or those arising from changes in political, economic and social conditions, as well as laws and regulations, in China or countries from which we source products, international trade policies of the United States and countries from which we source products, manufacturing realignment, the inability to obtain sufficient quantities of quality raw materials in a timely manner, business failures or loss of large customers, the inability to raise prices in response to inflation and increasing costs, failure to anticipate or respond to changes in consumer tastes and fashions in a timely manner, environmental compliance costs, extended business interruption at manufacturing facilities, and the impact of interest rate changes on the cost of terminating our defined benefit pension plan.

Any forward-looking statement speaks only as of the date of this filing, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Our revolving credit facility bears interest at a variable rate; therefore, changes in prevailing interest rates impact our borrowing costs. A one-percentage point fluctuation in market interest rates would not have a material impact on earnings during the first nine months of 2006.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

				Maximum number (or
			Total number of	approximate dollar
	Total		Shares purchased	value) of shares that
	number of	Average	as part of publicly	may yet be purchased
	Shares	price paid	announced plans	under the plans or
Period	Purchased	per share	or programs	programs (a)

July 2 to August 5, 2006	218,500	$22.27	218,500	$45,133,367
August 6 to September 2, 2006	151,845	$22.51	151,845	$41,715,033
September 3 to September 30, 2006	178,000	$21.47	178,000	$37,893,302

Total	548,345	$22.08	548,345

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

10.1
Third amendment, dated June 14, 2006, to the revolving credit facility dated August 29, 2003, between the Registrant and Wachovia Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed on July 18, 2006).

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

Date: October 17, 2006	STANLEY FURNITURE COMPANY, INC.
By: /s/ Douglas I. Payne
Douglas I. Payne
Executive V.P. - Finance & Administration And Secretary
(Principal Financial and Accounting Officer)