Form 10-K
period 2006-12-31
STANLEY FURNITURE CO INC.
filed 2007-02-05
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

        Title of each class                           Name of each exchange on which registered
Common Stock, par value $.02 per share                               Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ( ) No (x)

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ( ) No (x)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (x) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act, (check one): Large accelerated filer ( ) Accelerated filer (x) Non-accelerated filer ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ( ) No (x)

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing price on June 30, 2006: $251 million.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of January 26, 2007:
Common Stock, par value $.02 per share 10,928,610
(Class of Common Stock) Number of Shares

Documents incorporated by reference: Portions of the Registrant’s Proxy Statement for our Annual Meeting of Stockholders scheduled for April 18, 2007 are incorporated by reference into Part III.

Part II

Part III

Item 10	Directors, Executive Officers and Corporate Governance	19
Item 11	Executive Compensation	19
Item 12	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	19
Item 13	Certain Relationships and Related Transactions, and Director Independence	20
Item 14	Principal Accounting Fees and Services	20

Part IV

Item 15	Exhibits, Financial Statement Schedules	20

Signatures	23

Index to Consolidated Financial Statements and Schedule	F1

Stanley Furniture Company, Inc.

PART I
Item 1. Business

General

We are a leading designer and manufacturer of residential wood furniture exclusively targeted at the upper-medium price range. We offer diversified product lines across all major style and product categories within this price range. This product depth and extensive style selection makes us a complete wood furniture resource for retailers in our price range and allows us to respond more quickly to shifting consumer preferences. We have established a broad distribution network that includes independent furniture stores, department stores, regional furniture chains and designers. To provide our products and support this broad distribution network, we have implemented a blended operating strategy combining efficient and flexible manufacturing processes with offshore sourcing of selected items. We incorporate selected imported finished items in our product line to lower costs, provide design flexibility and offer a better value to our customers. We emphasize continuous improvement utilizing lean business principles on an enterprise wide basis to enable us to continue providing competitive advantages to our customers, such as breadth of selection, quick delivery, reduced inventory investment, high quality and value.

Products and Styles

Our product offerings cover all major design categories and include dining room, bedroom, home office, home entertainment, accent tables and youth furniture marketed as Young America®. Our Young America® offerings include infant furniture marketed as Young America Baby®. We believe that the diversity of our product lines enables us to anticipate and respond quickly to changing consumer preferences and provides retailers a complete wood furniture resource in the upper-medium price range. We believe that our products represent good value and that the quality and style of our furniture compare favorably with more premium-priced products.

We provide products in a variety of woods, veneers and finishes. Our products are designed to appeal to a broad range of consumers and cover all major style categories including traditional, contemporary, transitional and cottage designs.

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

Distribution

We have developed a broad domestic and international customer base and sell our furniture through approximately 60 independent sales representatives to independent furniture retailers, department stores and regional furniture chains. Representative customers in alphabetical order include, Carson Pirie Scott & Co., Furnitureland South, Gorman’s Furniture, Jordan’s Furniture, Louis Shanks, Marshall Field’s, Mathis Brothers, Nebraska Furniture Mart, Raymour & Flanigan, Robb & Stucky, Rooms To Go Kids, Schneiderman’s Furniture and Treasures Furniture. We believe this broad network reduces exposure to regional recessions, and allows us to capitalize on emerging channels of distribution. We offer tailored marketing programs to address each channel of distribution.

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

We sold to approximately 3,500 customers during 2006 and approximately 5% of our sales in 2006 were to international customers compared to 4% in 2005. No single customer accounted for more than 10% of our sales in 2006. No material part of the business is dependent upon a single customer, the loss of which would have a material effect on our business. The loss of several major customers could have a material impact on our business.

Manufacturing and Offshore Sourcing

Our manufacturing strategy combines domestic manufacturing with global sourcing. Domestic manufacturing operations complement our product and distribution strategy allowing us to drive continuous improvement in quality and customer service, while reducing inventory costs. Our domestic manufacturing strategy includes:

•	Smaller, more frequent and cost-effective production runs
•	Identification and elimination of manufacturing bottlenecks and waste
•	Employment of statistical process control and other quality tools
•	Use of cellular manufacturing in the production of components
•	Improvement of our relationships with suppliers by establishing primary suppliers

In addition, a key element of our manufacturing practices is to involve all personnel, from hourly associates to management, in the improvement of the manufacturing processes by encouraging and responding to ideas to improve quality and to reduce manufacturing lead times. Each of our manufacturing facilities is focused on compatible products to improve quality and lower production costs.

We also integrate the sourcing of selected finished items with our domestic manufacturing operations to further enhance our product and distribution strategy. We acquire selected finished items and component parts from a limited number of offshore suppliers who can meet our quality specifications, production efficiency and scheduling requirements. Approximately 34% of our sales volume in 2006 came from products sourced from six countries with China representing the largest volume. We anticipate this percentage to be about the same for 2007.

We operate manufacturing facilities in North Carolina and Virginia consisting of an aggregate of approximately 3.2 million square feet. We consider our facilities to be generally modern, well-equipped and well-maintained.

We shipped customer orders within 14 days from the receipt of order on average during 2006. We schedule production of our various styles based upon actual and anticipated orders. To support our delivery performance, we maintain a higher inventory level of sourced products compared to those we manufacture. Continuous improvement efforts have allowed us to reduce the cycle time for our domestically manufactured products and reduce our inventory levels without lowering customer service levels in 2006. Since we ship customer orders on average in 14 days, the size of our backlog is not necessarily indicative of our long-term operations. Our backlog of unshipped orders was $17.6 million at December 31, 2006 and $16.9 million at December 31, 2005.

Raw Materials

The principal materials used in manufacturing our products include lumber, veneers, plywood, particle board, hardware, glue, finishing materials, glass products, laminates, fabrics and metals. We use a variety of species of lumber, including cherry, oak, ash, poplar, pine and maple. Our five largest raw material suppliers accounted for approximately 27% of our purchases in 2006. We believe that our sources of supply for these materials are adequate and that we are not dependent on any one supplier.

Competition

We ranked 13th among the largest furniture manufacturers in North America based on 2005 sales, according to Furniture/Today, a trade publication. The furniture industry is highly competitive and includes a large number of foreign and domestic manufacturers, none of which dominates the market. In addition, competition has significantly increased from foreign manufacturers in countries such as China and Vietnam which have lower production costs. The markets in which we compete include a large number of relatively small manufacturers; however, certain competitors have substantially greater sales volumes and financial resources compared to us. Competitive factors in the upper-medium price range include style, price, quality, delivery, design, service, selection and durability. We believe that our manufacturing processes, our sourcing strategy, long-standing customer relationships and customer responsiveness, consistent support of existing diverse product lines that are high quality and good value, and our experienced management are competitive advantages.

Associates

At December 31, 2006, we employed approximately 2,200 associates. None of our associates are represented by a labor union. We consider our relationship with our associates to be good.

Trademarks

Our trade names represent many years of continued business, and we believe these names are well recognized and associated with excellent quality and styling in the furniture industry. We own a number of trademarks and design patents, none of which are considered to be material.

Governmental Regulations

We are subject to federal, state and local laws and regulations in the areas of safety, health and environmental protection. Compliance with these laws and regulations has not in the past had any material effect on our earnings, capital expenditures or competitive position. However, the effect of such compliance in the future cannot be predicted. We believe that we are in material compliance with applicable federal, state and local safety, health and environmental regulations.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include the cyclical nature of the furniture industry, competition in the furniture industry including competition from lower-cost foreign manufacturers, disruptions in offshore sourcing including those arising from supply or distribution disruptions or those arising from changes in political, economic and social conditions, as well as laws and regulations, in China or other countries from which we source products, international trade policies of the United States and countries from which we source products, manufacturing realignment, the inability to obtain sufficient quantities of quality raw materials in a timely manner, business failures or loss of large customers, the inability to raise prices in response to inflation and increasing costs, failure to anticipate or respond to changes in consumer tastes and fashions in a timely manner, environmental compliance costs, and extended business interruption at manufacturing facilities. Any forward-looking statement speaks only as of the date of this filing, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

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
Attention: Mr. Douglas I. Payne
Telephone: 276-627-2000
Fax: 276-629-5114
Or e-mail your request to: Investor@Stanleyfurniture.com

Item 1A. Risk Factors

Our results of operations and financial condition can be adversely affected by numerous risks. You should carefully consider the risk factors detailed below in conjunction with the other information contained in this document. Should any of these risks actually materialize, our business, financial condition and future prospects could be negatively impacted.

We may not be able to sustain current sales and earnings due to economic downturns.

The furniture industry historically has been cyclical in nature and has fluctuated with economic cycles. During economic downturns, the furniture industry tends to experience longer periods of recession and greater declines than the general economy. We believe that the industry is significantly influenced by economic conditions generally and particularly by consumer behavior and confidence, the level of personal discretionary spending, housing activity, demographics and credit availability. These factors not only affect the ultimate consumer, but also impact furniture retailers, which are our primary customers. As a result, an economic downturn could lower our sales and earnings.

We may not be able to sustain current sales and earnings due to the actions and strength of our competitors.

The furniture industry is very competitive and fragmented. We compete with many domestic and foreign manufacturers. Competition from foreign producers has increased dramatically in the past few years, with most residential wood furniture sold in the United States now coming from imports. These foreign producers typically have lower selling prices due to their lower operating costs. Some competitors have greater financial resources than we have and often offer extensively advertised, well-recognized, branded products. As a result, we are continually subject to the risk of losing market share, which may lower our sales and earnings.

As a result of our reliance on foreign sourcing:

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

•	Changes in political, economic and social conditions, as well as laws and regulations, in China or the other countries from which we source products could adversely affect us.

Foreign sourcing is subject to political and social instability in China or the other countries where our sourcing partners are located. This could make it more difficult for us to service our customers. Also, significant fluctuations of foreign exchange rates against the value of the U.S. dollar could increase costs and decrease earnings. In addition, an outbreak of the avian flu or similar epidemic in Asia or elsewhere may lower our sales and earnings by disrupting our supply chain in the countries impacted.

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

Because we are dependent on outside suppliers for all of our raw material needs, we must obtain sufficient quantities of quality raw materials from our suppliers at acceptable prices and in a timely manner. We have no long-term supply contracts with our key suppliers. Unfavorable fluctuations in the price, quality and availability of these raw materials could negatively affect our ability to meet demands of our customers and could result in a decrease in our sales and earnings.

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

Residential furniture is a highly styled product and is subject to rapidly changing consumer trends and tastes. If we are unable to predict or respond to changes in these trends and tastes in a timely manner, we may lose sales and have to sell excess inventory at reduced prices. This could lower our sales and earnings.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Set forth below is certain information with respect to our principal properties. We believe that all these properties are well maintained and in good condition. All of our plants are equipped with automatic sprinkler systems and modern fire protection equipment, which we believe are adequate. All facilities set forth below are active and operational. Production capacity and extent of utilization of our facilities are difficult to quantify with certainty because maximum capacity and utilization varies periodically depending upon the product being manufactured, the amount of component parts and finished items outsourced and the utilization of the labor force at the facility. In 2006 we operated our facilities at levels significantly below their estimated capacity. We believe available capacity at our facilities together with the integration of selected imported finished items will be adequate to expand production to meet anticipated product requirements.

		Approximate	Owned
		Facility Size	or
Location	Primary Use	(Square Feet)	Leased
Stanleytown, VA	Manufacturing and Corporate Headquarters	1,721,000	Owned
Martinsville, VA	Manufacturing	300,000	Owned
Lexington, NC	Manufacturing	635,000	Owned
Robbinsville, NC	Manufacturing	562,100	Owned
High Point, NC	Showroom	63,000	Leased
Martinsville, VA	Warehouse	288,000	Leased

Item 3. Legal Proceedings

In the normal course of business, we are involved in claims and lawsuits none of which currently, in our opinion, will have a material adverse affect on our consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Our executive officers and their ages as of January 1, 2007 are as follows:

Name	Age	Position
Jeffrey R. Scheffer	51	Chairman, President and Chief Executive Officer
Douglas I. Payne	48	Executive Vice President - Finance and
		Administration and Secretary
R. Glenn Prillaman	35	Senior Vice President - Marketing and Sales

Ricky D. Lovorn	50	Senior Vice President - Manufacturing
Dennis K. Taggart	49	Vice President - Human Resources

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

R. Glenn Prillaman has been Senior Vice President - Marketing and Sales since September of 2006. Mr. Prillaman previously held the position of Senior Vice President - Marketing/Sales - Young America® since August 2003. He was our Vice President - Product Manager from January 2002 to August 2003. Mr. Prillaman held various management positions in product development for Young America® from June 1999 to January 2002. Mr. Prillaman is the son of Albert L. Prillaman who serves as lead director on the Board of Directors.

Ricky D. Lovorn has been Senior Vice President of Manufacturing since his employment with us in March 2006. Prior to his employment with us, Mr. Lovorn served as Director of Manufacturing for Masco Builder Cabinet Group, a cabinet manufacturer, from December 2004 to March 2006. From January 1998 to December 2004, he served as a plant manager for Merillat Industries, a cabinet manufacturer.

Dennis K. Taggart has been Vice President of Human Resources since his employment with us in January of 2005. He has been an executive officer of the company since April 2006. Prior to his employment with us, Mr. Taggart served as Director of Human Resources for Whirlpool Corporation, an appliance manufacturer, since 2000. Prior to that, he held various human resource positions with Hillenbrand Industries, a healthcare and funeral services company, since 1985.

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

	2006			2005
			Dividends			Dividends
	High	Low	Paid	High	Low	Paid
First Quarter	$29.96	$22.77	$.08	$26.85	$21.61	$.06
Second Quarter	29.58	20.00	.08	24.49	19.14	.06
Third Quarter	25.57	20.54	.08	30.89	23.16	.06
Fourth Quarter	24.06	19.11	.08	26.59	19.31	.06

As of January 26, 2007, we have approximately 5,200 beneficial stockholders. In January 2007, our Board of Directors revised our dividend policy to increase our annual dividend to $.40 per share. Our dividend policy is subject to review and revision by the Board of Directors and any future payments will depend upon our financial condition, our capital requirements and earnings, as well as other factors the Board of Directors may deem relevant.

Performance Graph

The following graph compares cumulative total stockholder return for the Company with a broad performance indicator, the Nasdaq Non-Financial Stock index, an industry index, the Wood Household Furniture Index and a Peer group index for the period from December 31, 2001 to December 31, 2006.
(1)
The graph shows the cumulative total return on $100 invested at the market close on December 31, 2001, the last trading day in 2001, in Common Stock or the specified index, including reinvestments of dividends.

(2)
SIC Code 2511 Wood Household Furniture Index as prepared by Hemscott, Inc. At January 19, 2007, Hemscott reported that the Wood Household Furniture Index consisted of Bassett Furniture Industries, Inc., Ethan Allen Interiors Inc. and Stanley Furniture Company.

(3)	Nasdaq Non-Financial Stock Index prepared for The Nasdaq Stock Market by the Center for Research in Securities Prices at the University of Chicago.
(4)
Peer Group Index as prepared by Hemscott, Inc. consists of SIC Code 2511 Wood Household Furniture Index (detailed above) and SIC code 2512 Wood Household Furniture, Upholstered. At January 19, 2007, Hemscott reported that the Wood Household Furniture, Upholstered Index consisted of Flexsteel Industries, Inc., Furniture Brands International, Hooker Furniture Corp., La-Z-Boy, Inc. and Natuzzi, SPA ADS. We have selected the Peer Group Index because the SIC Code 2511 Woodhousehold Furniture Index, which we have previously used, now only includes two companies other than Stanley Furniture Company.

Issuer Purchases of Equity Securities

The following table represents share repurchase activity for the fourth quarter ended December 31, 2006:

Period	Total number of Shares purchased	Average price paid Per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (a)

October 1 to November 4, 2006	185,900	$22.08	185,900	$33,788,874
November 5 to December 2, 2006	53,300	23.32	53,300	32,599,168
December 3 to December 31, 2006				32,599,168

Total	239,200	$22.13	239,200

(a)
On July 17, 2006, we announced that our Board of Directors increased our stock repurchase authorization to $50 million. Consequently, we may purchase our common stock, from time to time, either directly or through agents, in the open market, through negotiated purchases or otherwise, at prices and on terms satisfactory to us.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of December 31, 2006:

	Number of Shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants And rights	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans
approved by stockholders	725,403	$17.38	187,001

Equity compensation plans
not approved by stockholders(1)	200,000	13.94
Total	925,403	$16.64	187,001

(1)Represents a one time option grant to Jeffrey R. Scheffer, in connection with his employment as our President and Chief Operating Officer in April 2001.

Item 6. Selected Financial Data

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Income Statement Data:
Net sales	$307,547	$333,646	$305,815	$265,263	$243,547
Cost of sales	242,679	251,937	230,174	203,410	184,967
Restructuring and related charges(1)					3,548
Gross profit	64,868	81,709	75,641	61,853	55,032
Selling, general and administrative
expenses	42,139	44,267	40,953	35,637	32,671
Operating income	22,729	37,442	34,688	26,216	22,361
Income from Continued Dumping and Subsidy Offset Act, net	4,419
Other income, net	297	288	188	203	219
Interest expense, net	1,710	1,825	2,343	2,748	3,090
Income before income taxes	25,735	35,905	32,533	23,671	19,490
Income taxes	8,954	12,674	11,744	8,521	6,919
Net income	$16,781	$23,231	$20,789	$15,150	$12,571

Basic Earnings Per Share:(2)
Net income	$1.44	$1.82	$1.65	$1.20	$.95
Weighted average shares	11,649	12,766	12,574	12,651	13,218

Diluted Earnings Per Share:(2)
Net income	$1.41	$1.77	$1.59	$1.17	$.93
Weighted average shares	11,924	13,154	13,099	12,923	13,564

Cash dividends paid per share (2) (3)	$.32	$.24	$.20	$.10

Balance Sheet and Other Data:
Cash	$6,269	$12,556	$7,632	$2,509	$9,227
Inventories	59,364	69,961	73,658	54,638	54,158
Working capital	72,036	91,200	88,567	64,455	62,944
Total assets	162,678	190,488	188,888	164,203	172,485
Long-term debt including
current maturities	8,571	11,428	15,685	22,700	29,614
Stockholders’ equity	109,647	132,749	127,265	102,558	99,687
Capital expenditures	$4,196	$4,986	$1,718	$1,243	$1,037
Stock repurchases:
Shares (2)	1,423	1,057		1,132	317
Total cost	$33,576	$22,993		$14,788	$3,066

(1)	We recorded restructuring and related charges in 2002 of $3.5 million (or $.17 per diluted share) for the closure of a manufacturing facility.
(2)	Amounts have been retroactively adjusted to reflect the two-for-one stock split, distributed in the form of a stock dividend, on June 6, 2005.
(3)	No dividends were paid on common stock prior to 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes.

Overview

Over the past few years the residential wood furniture industry has experienced a surge in low cost imported products, primarily from China. Imports have grown dramatically in the past few years and now account for most residential wood furniture sold in the United States.

In response to this trend we developed a blended strategy of combining our domestic manufacturing capabilities with an offshore sourcing program and realigned our manufacturing capacity. We incorporate selected imported finished items in our product line to lower costs, provide design flexibility, and offer a better value to our customers. Sourced products were approximately 34% of our sales in 2006 compared to 32% in 2005. We anticipate this percentage will remain about the same for 2007.

In 2005, we began reinvigorating our continuous improvement efforts using lean business principles to improve processes and efficiencies. These efforts have allowed us to reduce inventories, which have lowered production levels and operating margins in 2006. We expect this trend may continue in the near term. While these renewed efforts have shown positive results, it is difficult to project the speed and the extent to which we will be able to lower costs, improve quality and reduce inventories.

We will continue to evaluate our manufacturing capacity needs considering offshore sourcing opportunities, current and anticipated demand for our products, overall market conditions and other factors we consider relevant. Should further capacity reductions become necessary, this could cause asset impairment or other restructuring charges in the future.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Income:

	For the Years Ended
	December 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	78.9	75.5	75.3
Gross profit	21.1	24.5	24.7
Selling, general and administrative expenses	13.7	13.3	13.4
Operating income	7.4	11.2	11.3
Income from Continued Dumping and Subsidy Offset Act, net	1.4
Other income, net	.1	.1	.1
Interest income	.1	.1
Interest expense	.6	.6	.8
Income before income taxes	8.4	10.8	10.6
Income taxes	2.9	3.8	3.8
Net income	5.5%	7.0%	6.8%

2006 Compared to 2005

Net sales decreased $26.1 million, or 7.8%, in 2006 compared to 2005. The decrease was due primarily to lower unit volume, resulting from continued weakness in demand, which we believe is due to current industry conditions, partially offset by higher average selling prices.

Gross profit margin for 2006 decreased to 21.1% from 24.5% in 2005. Lower margins resulted from lower sales, decreased production levels, and higher raw material, compensation and energy costs. As a result of improving processes and reducing lead times, production levels decreased more sharply than the sales decline. The lower sales and production levels led to lower margins due to the under absorption of factory overhead costs.

Selling, general and administrative expenditures as a percentage of net sales were 13.7% in 2006 compared to 13.3% in 2005. The higher percentage for 2006 is due primarily to lower sales. Selling, general and administrative expenses decreased $2.1 million during 2006 compared to 2005, due to lower selling expenses resulting from decreased sales and lower performance based compensation expense due to lower earnings. These lower costs were partially offset by increased bad debt expense and consulting fees related to our continuous improvement efforts.

As a result of the above, operating income as a percentage of net sales was 7.4% for 2006, compared to 11.2% for 2005.

We recorded income of $4.4 million, net of legal expenses and tariff adjustments in 2006, from the receipt of funds under the Continued Dumping and Subsidy Offset Act of 2000 (CDSOA) in connection with the case involving wooden bedroom furniture imported from China. The CDSOA provides for the distribution of monies collected by the U.S. Customs and Border Protection from antidumping cases to qualified domestic producers, in cases where domestic producers continue to invest in their technology, equipment, and people. Subsidies recorded in 2005 were insignificant.

Interest expense for 2006 decreased primarily due to lower average debt levels.

The effective tax rate for 2006 is 34.8%, compared to 35.3% for 2005. The decrease in the effective tax rate is primarily due to lower taxable income. The effective tax rate for 2007 is expected to be in the range of 33.5% to 34.0%. The lower rate for 2007 is due primarily to lower income resulting from the anticipated charge related to the termination of our defined benefit pension plan and the continued phase in of the qualified domestic production deduction.

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

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand, cash from operations and amounts available under a $25.0 million credit facility that matures in August 2008. These sources have been adequate for day-to-day expenditures, debt payments, purchases of our stock, capital expenditures and payment of cash dividends to stockholders. On January 26, 2007, we entered into a definitive agreement to borrow $25 million in a private note placement. Funding is expected to occur on or before April 17, 2007. The note will bear interest at 6.73% per annum and be payable in seven equal annual principal payments starting in May 2011 with the final payment due in May 2017. Proceeds from the loan will be used for general corporate purposes including our stock repurchase program. We expect these sources of liquidity to continue to be adequate for the future.

Working capital, excluding cash and current maturities of long-term debt, decreased $12.9 million during 2006 to $68.6 million from $81.5 million in 2005. The decrease was primarily due to lower inventories, resulting from lower production levels due to lower sales and reduced manufacturing lead times due to process improvements.

With the increase to $50.0 million in our authorization to repurchase shares of our common stock by the Board of Directors on July 17, 2006, approximately $32.6 million is currently authorized. Consequently, we may, from time to time, either directly or through agents, repurchase our common stock in the open market, through negotiated purchases or otherwise, at prices and on terms satisfactory to us. Depending on market prices and other relevant conditions, such purchases may be discontinued at any time. The Board of Directors increased the annual dividend policy to $.40 per share on January 29, 2007.

Cash generated from operations was $35.3 million in 2006 compared to $32.8 million in 2005 and $10.5 million in 2004. In 2006, lower cash paid to suppliers and employees due to lower production levels was partially offset by lower cash received from customers due to lower sales. The increase in 2005 compared to 2004 was due to higher cash collections from customers due to higher sales, partially offset by higher payments to suppliers and employees primarily to fund higher production, increased purchases of sourced product and higher selling and administrative expenses.

Net cash used by investing activities was $4.2 million in 2006 compared to $5.0 million in 2005 and $1.9 million in 2004, and consisted primarily of normal capital expenses. Capital expenditures in 2004 were lower due to the relocation of a significant portion of machinery and equipment from a facility we closed in 2002 to other facilities in lieu of normal replacements. Capital expenditures for 2007 are anticipated to be in the range of $5.0 million to $6.0 million.

Net cash used by financing activities was $37.4 million, $22.9 million and $3.5 million in 2006, 2005 and 2004, respectively. In 2006 and 2005, cash from operations and proceeds from the exercise of stock options provided funds for the purchase and retirement of our common stock, senior debt payments and cash dividends. In 2004, cash from operations and proceeds from the exercise of stock options provided funds for senior debt payments and cash dividends. Over the last three years $56.6 million was used to purchase 2.5 million shares of our common stock in the open market at an average price of $22.80.

At December 31, 2006, long-term debt including current maturities was $8.6 million. Debt service requirements are $2.9 million in 2007 and $1.4 million in each of 2008, 2009, 2010 and 2011. As of December 31, 2006, approximately $25.0 million of borrowings were available under a revolving credit facility and cash on hand was $6.3 million.

The following table sets forth our contractual cash obligations and other commercial commitments at December 31, 2006 (in thousands):

	Payment due or committment expiration
		Less Than			Over
	Total	1 year	1-3 years	3-5 years	5 years
Contractual cash obligations:
Long-term debt	$8,571	$2,857	$2,857	$2,857
Postretirement benefits other than pensions(1)	2,520	251	505	509	$1,255
Fixed interest payment on long-term debt	1,345	552	595	198
Operating leases	1,860	773	1,087
Total contractual cash obligations	$14,296	$4,433	$5,044	$3,564	$1,255
Other commercial commitments:
Letters of credit	$3,523	$3,523

(1) The 1983 Group Annuity Mortality tables were used in estimating future benefit payments, and the health care cost trend rate for determining payments is 9.0% for 2006 and gradually declines to 5.5% in 2010 where it is assumed to remain constant for the remaining years.

Pension Plan Termination

On July 17, 2006, we announced our decision to terminate our defined benefit pension plan (the “Plan”). No benefits have accrued under the plan since it was frozen in December 1995, at which time contributions to a 401(k) savings plan became the primary retirement benefit. The Plan’s termination has been approved by the Internal Revenue Service and reviewed by the Pension Benefit Guaranty Corporation, therefore, final termination and distribution of assets is expected to occur in the second quarter of 2007. We expect to make cash contributions to the Plan of $1.0 million to $1.5 million between now and the final distribution. In addition, we expect to record a charge to earnings of $6.0 million to $6.5 million, or $4.0 million to $4.3 million net of taxes, upon final distribution. Pension expense related to this Plan for 2006 was approximately $1.2 million, pre-tax. We will continue to recognize pension expense for this Plan until final distributions are made.

Continued Dumping and Subsidy Offset Act (CDSOA)

The CDSOA provides for distribution of monies collected by U.S. Customs and Border protection from antidumping cases to qualified domestic producers where the domestic producers have continued to invest in their technology, equipment and people. We recorded income of $4.4 million, net of legal expenses and tariff adjustments, from CDSOA payments received in 2006.

In September 2002, the World Trade organization (WTO) ruled that payments under CDSOA are not consistent with international trade rules. In February 2006, U.S. legislation was enacted that ends CDSOA distributions for imports covered by antidumping duty orders entering the U.S. after September 30, 2007. Instead, any such antidumping duties collected would remain with the U.S. Treasury. This legislation is not expected to have a significant effect on potential CDSOA distributions in 2007, but would be expected to reduce likely distributions in years beyond 2007, with distributions eventually ceasing.

According to U.S. Customs and Border protection, as of October 1, 2006, approximately $157 million has been collected in tariffs and is potentially available for distribution under CDSOA to injured domestic manufacturers in connection with the case involving wooden bedroom furniture imported from China. Our percentage allocation for payments received in 2006 was approximately 25%. There are a number of factors that can affect whether we receive any CDSOA distributions and the amount of such distributions in any year. These factors include, among other things, potential additional changes in the law, ongoing and potential additional legal challenges to the law, the administrative operation of the law and the status of the underlying antidumping orders. Also, any amount we may receive will depend on our percentage allocation, which is based on our qualifying expenditures in relation to the qualifying expenditures of other injured domestic producers requesting distribution for the relevant time periods under CDSOA.  Accordingly, we cannot reasonably estimate the amount of CDSOA distributions we will receive in future years, if any.

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

Pension costs - Our pension expense is developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates used to determine the present value of future benefit payments and expected return on plan assets, which are usually updated on an annual basis at the beginning of each year. We consider current market conditions, including changes in interest rates, in making these assumptions. The key assumptions used in developing both the 2006 and 2005 net pension costs were a discount rate of 5.5% and an expected return on plan assets of 6.5%. In the past, return on plan assets was a key assumption, but is no longer critical with the recent announcement of the termination of our defined benefit pension plan.

The discount rate is established by comparing the projection of expected benefit payments, using an assumption that monthly benefits are paid to satisfy the benefit obligations in the Supplemental & Post- Retirement Plans, to the Citigroup Pension Discount Curve (published monthly) as of December 31. The expected benefit payments are discounted by each corresponding discount rate on the yield curve. Once the present value of the string of benefit payments is established, we solve for the single spot rate to apply to all obligations of the plan that will match the previously determined present value.

Self-Insurance - We are self-insured for certain claims related to medical insurance and workers’ compensation. We maintain stop loss coverage with third party insurers to limit our total exposure. The self-insurance liability represents an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date. The estimated liability is established based upon analysis of historical data to ensure that the liability is appropriate. If actual claims differ from our estimates, our financial results could be impacted.

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

New Accounting Standards

In June 2006, the Financial Standards Accounting Board (FASB) issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 details how companies should recognize, measure, present and disclose uncertain tax positions that have been or expect to be taken. As such, financial statements will reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. We have evaluated the impact of FIN 48 and do not expect it to have a material impact on our financial condition or results of operations. FIN 48 is effective for public companies for annual periods that begin after December 15, 2006.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our obligation under the revolving credit facility bears interest at a variable rate; therefore, changes in prevailing interest rates impact our borrowing costs. A one-percentage point fluctuation in market interest rates would not have had a material impact on earnings in 2006. None of our foreign sales or purchases are denominated in foreign currency and we do not have any foreign currency hedging transactions. While our foreign purchases are denominated in U.S. dollars, a relative decline in the value of the U.S. dollar could result in an increase in the cost of products obtained from offshore sourcing and reduce our earnings, unless we are able to increase our prices for these items to reflect any such increased cost.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information related to our directors is set forth under the caption “Election of Directors” of our proxy statement (the “2007 Proxy Statement”) for our annual meeting of shareholders scheduled for April 18, 2007. Such information is incorporated herein by reference.

Information relating to compliance with section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2007 Proxy Statement and is incorporated herein by reference.

Information relating to the Audit Committee and Board of Directors determinations concerning whether a member of the Audit Committee of the Board is a “financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K is set forth under the caption “Board and Board Committee Information” of our 2007 Proxy Statement and is incorporated herein by reference.

Information concerning our executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.”

We have adopted a code of ethics that applies to our associates, including the principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions. Our code of ethics is posted on our website at www.stanleyfurniture.com. Amendments to and waivers from our code of ethics will be posted to our website when permitted by applicable SEC and NASDAQ rules and regulations.

Item 11. Executive Compensation

Information relating to our executive compensation is set forth under the captions “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our 2007 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our information relating to this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of our 2007 Proxy Statement. Such information is incorporated herein by reference.

Information concerning our equity compensation plan is included in Part II of this report under the caption “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our information relating to this item is set forth under the caption “Compensation of Executive Officers - Employment Agreements and Related Transactions” and “Board and Board Committee Information” of our 2007 Proxy Statement. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Our information relating to this item is set forth under the caption “Independent Registered Public Accountants” of our 2007 Proxy Statement. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as a part of this Report:

(1)	The following consolidated financial statements are included in this report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for each of the three years in the period ended December 31, 2006
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2006
Consolidated Statements of Cash Flow for each of the three years in the period ended December 31, 2006
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2006

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

4.2
Amended and Restated Note Purchase and Private Shelf Agreement dated as of January 26, 2007, among the Registrant, The Prudential Insurance Company of America, the other purchasers named therein and the affiliates of Prudential who became purchasers as defined therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (Commission File No 0-14938) filed February 1, 2007.

4.3
Certain instruments with respect to long-term debt of the Registrant and it’s consolidated subsidiaries are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K since the total amount of securities authorized under each such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10.1
Supplemental Retirement Plan of Stanley Furniture Company, Inc., as restated effective January 1, 1993 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1993).(2)

10.2
First Amendment to Supplemental Retirement Plan of Stanley Furniture Company, Inc., effective December 31, 1995, adopted December 15, 1995 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1995).(2)

10.3
Stanley Interiors Corporation Deferred Compensation Capital Enhancement Plan, effective January 1, 1986, as amended and restated effective August 1, 1987 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 0-14938), No. 33-7300).(2)

10.4	1994 Stock Option Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1994).(2)

10.5
Employment Agreement dated as of June 1, 1996, between Douglas I. Payne and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended June 30, 1996).(2)

10.6
Amendment No. 1, dated as of October 1, 1996, to the Employment Agreement, dated as of January 1, 1991, between the Registrant and Albert L. Prillaman (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended September 29, 1996).(2)

10.7
2000 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement (Commission File No. 0-14938) for the special meeting of stockholders held on August 24, 2000).(2)

10.8
Amendment No. 1 to The Stanley Furniture Company, Inc. 1994 Stock Option Plan dated as of July 1, 2000 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended September 30, 2000).(2)

10.9
Employment Agreement made as of April 9, 2001 between Jeffrey R. Scheffer and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended June 30, 2001).(2)

10.10
Option Agreement, dated April 30, 2001, between the Registrant and Jeffrey R. Scheffer (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended September 29, 2001).(2)

10.11
Second Amendment to Supplemental Retirement Plan of Stanley Furniture Company, Inc. effective January 1, 2002 (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2002).(2)

10.12
First Amendment, dated March 1, 2003, to the Employment Agreement, dated April 9, 2001, between the Registrant and Jeffrey R. Scheffer (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended March 29, 2003).(2)

10.13
Credit Agreement, dated August 29, 2003, between the Registrant and SouthTrust Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended September 27, 2003).

10.14
First Amendment, dated April 23, 2004, to the revolving credit facility dated August 29, 2003, between the registrant and SouthTrust Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended June 26, 2004).

10.15
2005 Incentive Compensation Award, dated as of December 15, 2004, from the Registrant to Jeffrey R. Scheffer (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2004).(2)

10.16
2005 Incentive Compensation Award, dated as of December 15, 2004, from the Registrant to Douglas I. Payne (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2004). (2)

10.17
Form of Stock Option Award under 2000 Incentive Plan (ISO) (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2004). (2)

10.18
Form of Stock Option Award under 2000 Incentive Plan (ISO/NSO) (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2004). (2)

10.19
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

10.21
Non-Competition Agreement, dated as of December 14, 2005, between the Registrant and Albert L. Prillaman (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed on December 19, 2005). (2)

10.22
Third Amendment, dated July 14, 2006, to the revolving credit facility dated August 29, 2003, between the Registrant and Wachovia Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No 0-14938) filed July 18, 2006).

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

STANLEY FURNITURE COMPANY, INC.

February 5, 2007	By: /s/Jeffrey R. Scheffer
Jeffrey R. Scheffer
Chairman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Jeffrey R. Scheffer (Jeffrey R. Scheffer)	Chairman and President and Chief Executive Officer (Principal Executive Officer)	February 5, 2007

/s/Douglas I. Payne (Douglas I. Payne)	Executive Vice President - Finance and Administration and Secretary (Principal Financial and Accounting Officer)	February 5, 2007

/s/Robert G. Culp, III (Robert G. Culp, III)	Director	February 5, 2007

/s/Michael P. Haley (Michael P. Haley)	Director	February 5, 2007

/s/Thomas L. Millner (Thomas L. Millner)	Director	February 5, 2007

/s/T. Scott McIlhenny, Jr. (T. Scott McIlhenny, Jr.)	Director	February 5, 2007

/s/Albert L. Prillaman (Albert L. Prillaman)	Director	February 5, 2007

STANLEY FURNITURE COMPANY, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets as of December 31, 2006 and 2005	F4

Consolidated Statements of Income for each of the three years in the period
ended December 31, 2006	F5

Consolidated Statements of Changes in Stockholders’ Equity for each of the
three years in the period ended December 31, 2006	F6

Consolidated Statements of Cash Flows for each of the three years in the
period ended December 31, 2006	F7

Notes to Consolidated Financial Statements	F8

Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts for each of the three
years in the period ended December 31, 2006	S1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Stanley Furniture Company, Inc.:

We have completed integrated audits of Stanley Furniture Company Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Stanley Furniture Company, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," as of January 1, 2006.

As discussed in Note 7 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," as of December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Richmond, Virginia
January 29, 2007

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash	$6,269	$12,556
Accounts receivable, less allowances of $1,554 and $1,566	32,260	36,957
Inventories:
Finished goods	45,172	52,609
Work-in-process	5,183	7,609
Raw materials	9,009	9,743
Total inventories	59,364	69,961

Prepaid expenses and other current assets	2,085	1,435
Deferred income taxes	3,928	2,462
Total current assets	103,906	123,371

Property, plant and equipment, net	49,159	50,744
Goodwill	9,072	9,072
Other assets	541	7,301
Total assets	$162,678	$190,488

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$2,857	$2,857
Accounts payable	17,789	16,405
Accrued salaries, wages and benefits	9,868	11,144
Other accrued expenses	1,356	1,765
Total current liabilities	31,870	32,171

Long-term debt, exclusive of current maturities	5,714	8,571
Deferred income taxes	7,422	10,164
Other long-term liabilities	8,025	6,833
Total liabilities	53,031	57,739

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Common stock, $.02 par value, 25,000,000 shares authorized,
10,928,610 and 12,252,000 shares issued and outstanding	219	245
Capital in excess of par value	59
Retained earnings	114,189	132,682
Accumulated other comprehensive loss	(4,820)	(178)
Total stockholders’ equity	109,647	132,749
Total liabilities and stockholders’ equity	$162,678	$190,488

The accompanying notes are an integral part
of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	December 31,
	2006	2005	2004
Net sales	$307,547	$333,646	$305,815

Cost of sales	242,679	251,937	230,174

Gross profit	64,868	81,709	75,641

Selling, general and administrative expenses	42,139	44,267	40,953

Operating Income	22,729	37,442	34,688

Income from Continued Dumping and Subsidy Offset Act, net	4,419
Other income, net	297	288	188
Interest income	383	358	43
Interest expense	2,093	2,183	2,386

Income before income taxes	25,735	35,905	32,533

Income taxes	8,954	12,674	11,744

Net income	$16,781	$23,231	$20,789

Earnings per share:

Basic	$1.44	$1.82	$1.65
Diluted	$1.41	$1.77	$1.59

Weighted average shares outstanding:

Basic	11,649	12,766	12,574
Diluted	11,924	13,154	13,099

Cash dividends declared and paid
per common share	$.32	$.24	$.20

The accompanying notes are an integral part
of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For each of the three years in the period ended December 31, 2006
(in thousands, except per share data)
						Accumulated
			Capital in	Stock		Other
	Common Stock		Excess of	Option	Retained	Comprehensive
	Shares	Amount	Par Value	Loans	Earnings	Loss	Total
Balance at January 1, 2004	12,402	$249	$3,699	$(5)	$98,680	$(65)	$102,558

Net income					20,789		20,789

Minimum pension liability, net of
deferred income tax benefit of $53						(86)	(86)

Comprehensive income							20,703

Exercise of stock options	428	8	5,030				5,038

Tax benefit on exercise of stock options			1,478				1,478

Stock option loan payments				5			5

Dividends paid, $0.20 per share					(2,517)		(2,517)

Balance at December 31, 2004	12,830	257	10,207		116,952	(151)	127,265

Net income					23,231		23,231

Minimum pension liability, net of
deferred income tax benefit of $17						(27)	(27)

Comprehensive income							23,204

Exercise of stock options	469	9	6,353				6,362

Stock awards	10		244				244

Tax benefit on exercise of stock options			1,748				1,748

Purchase and retirement of stock	(1,057)	(21)	(18,552)		(4,420)		(22,993)

Dividends paid, $0.24 per share					(3,081)		(3,081)

Balance at December 31, 2005	12,252	245			132,682	(178)	132,749

Net income					16,781		16,781

Minimum pension liability, net of deferred income tax benefit of $2,361						(3,812)	(3,812)

Comprehensive income							12,969

Adjustment to initially apply SFAS No. 158, net of deferred income tax
benefit of $514						(830)	(830)

Exercise of stock options	90	2	1,109				1,111

Stock awards	10		247				247

Stock-based compensation			357		(30)		327

Tax benefit on exercise of stock options			386				386

Purchase and retirement of stock	(1,423)	(28)	(2,040)		(31,508)		(33,576)

Dividends paid, $0.32 per share					(3,736)		(3,736)

Balance at December 31, 2006	10,929	$219	$59		$114,189	$(4,820)	$109,647

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	For the Years Ended
	December 31,
	2006	2005	2004
Cash flows from operating activities:
Cash received from customers	$316,145	$333,233	$300,429
Cash paid to suppliers and employees	(268,787)	(287,559)	(278,509)
Interest paid, net	(1,651)	(1,792)	(2,387)
Income taxes paid	(10,383)	(11,080)	(9,061)
Net cash provided by operating activities	35,324	32,802	10,472

Cash flows from investing activities:
Capital expenditures	(4,196)	(4,986)	(1,718)
Other, net		(33)	(135)
Net cash used by investing activities	(4,196)	(5,019)	(1,853)

Cash flows from financing activities:
Purchase and retirement of common stock	(33,576)	(22,993)
Repayment of senior notes	(2,857)	(4,257)	(7,015)
Dividends paid	(3,736)	(3,081)	(2,517)
Proceeds from exercise of stock options	1,111	6,362	5,043
Tax benefit from exercise of stock options	402
Proceeds from insurance policy loans	1,241	1,110	993
Net cash used by financing activities	(37,415)	(22,859)	(3,496)

Net increase (decrease) in cash	(6,287)	4,924	5,123
Cash at beginning of year	12,556	7,632	2,509

Cash at end of year	$6,269	$12,556	$7,632

Reconciliation of net income to net cash provided by
operating activities:
Net income	$16,781	$23,231	$20,789
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	5,759	5,582	5,524
Amortization	78	88	98
Deferred income taxes	(1,331)	(609)	(1,324)
Stock-based compensation	327
Tax benefit from exercise of stock options	(402)
Other, net	23	2	(3)
Changes in assets and liabilities:
Accounts receivable	4,697	(921)	(5,916)
Inventories	10,597	3,697	(19,020)
Prepaid expenses and other current assets	(600)	(1,415)	1,586
Accounts payable	1,384	349	5,461
Accrued salaries, wages and benefits	(1,075)	815	1,062
Other accrued expenses	22	1,641	470
Other assets	379	248	66
Other long-term liabilities	(1,315)	94	1,679
Net cash provided by operating activities	$35,324	$32,802	$10,472

Supplemental disclosure of cash flow information:
Non-cash financing activities:
Stock awards	$247	$244

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

Revenue Recognition

Sales are recognized when products are shipped to customers. Revenue includes amounts billed to customers for shipping. Costs to warehouse and prepare goods for shipping to customers are expensed and recorded in selling, general and administrative expenses and amounted to $6.0 million, $6.6 million and $5.0 million in 2006, 2005 and 2004, respectively.

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

Capitalized Software Cost
We amortize purchased computer software costs using the straight-line method over the estimated economic lives of the related products. Unamortized cost at December 31, 2006 and 2005 was approximately $115,000 and $191,000, respectively, and is included in other assets.

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

Fair Value of Financial Instruments
The fair value of our long-term debt is estimated using a discounted cash flow analysis based on the incremental borrowing rates currently available to us for loans with similar terms and maturities. At December 31, 2006, the fair value is not materially different than our carrying value. The fair value of trade receivables, trade payables and letters of credit approximate the carrying amount because of the short maturity of these instruments.

Pension Plans
Our funding policy has been to contribute to all qualified plans annually an amount equal to the normal cost and a portion of the unfunded liability, but not to exceed the maximum amount that could be deducted for federal income tax purposes.

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

Goodwill
In accordance with Statement of Financial Accounting Standard No. 142, (“SFAS 142”), “Goodwill and Other Tangible Assets,” we tested goodwill of $9.1 million for impairment as of December 31, 2006 and 2005 and determined that no impairment loss was necessary. We will continue to test goodwill for impairment at least annually.

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

2. Property, Plant and Equipment

	Depreciable
	lives	(in thousands)
	(in years)	2006	2005
Land and buildings	20 to 50	$40,887	$39,894
Machinery and equipment	5 to 12	79,051	77,693
Office furniture and equipment	3 to 10	1,452	1,452
Construction in progress		2,071	464
Property, plant and equipment, at cost		123,461	119,503
Less accumulated depreciation		74,302	68,759
Property, plant and equipment, net		$49,159	$50,744

3.  Debt

	(in thousands)
	2006	2005
7.43% Senior notes due through November 18, 2007	$1,428	$2,857
6.94% Senior notes due through May 3, 2011	7,143	8,571
Total	8,571	11,428
Less current maturities	2,857	2,857
Long-term debt, exclusive of current maturities	$5,714	$8,571

Annual principal requirements are $2.9 million in 2007 and $1.4 million in each of 2008, 2009, 2010 and 2011.

At December 31, 2006, no borrowings were outstanding under a revolving credit facility that provides for maximum borrowings of $25.0 million and matures in August 2008. Interest is payable monthly at the reserve adjusted LIBOR plus .50% per annum (5.8% on December 31, 2006) or, at our option, prime minus 1.0% (7.25% on December 31, 2006). We utilize letters of credit to collateralize certain insurance policies and inventory purchases. Outstanding letters of credit at December 31, 2006 were $3.5 million. The above loan agreements require us to maintain certain financial covenants, including a limit on total debt and a fixed charge coverage ratio.

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  Debt (continued)

On January 26, 2007, we entered into a definitive agreement to borrow $25 million in a private note placement. Funding is expected to occur on or before April 17, 2007. The note will bear interest at 6.73% per annum and be payable in seven equal annual principle payments starting in May 2011 with the final payment due in May 2017. Proceeds from the loan will be used for general corporate purposes including our stock repurchase program.

4. Income Taxes

The provision for income taxes consists of (in thousands):

	2006	2005	2004
Current:
Federal	$9,440	$12,198	$10,943
State	845	1,101	1,005
Total current	10,285	13,299	11,948
Deferred:
Federal	(1,158)	(543)	(177)
State	(174)	(82)	(27)
Total deferred	(1,332)	(625)	(204)
Income taxes	$8,954	$12,674	$11,744

A reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate follows:

	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	3.0	2.5	2.5
State tax credits and adjustments	(.8)	(.7)	(1.0)
Increase in cash surrender value
of life insurance policies	(1.4)	(.9)	(.9)
Deduction for qualified domestic
production activities	(.4)	(.5)
Other, net	(.6)	(.1)	.5
Effective income tax rate	34.8%	35.3%	36.1%

The income tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31 follow (in thousands):

	2006	2005
Current deferred tax assets (liabilities):
Accounts receivable	$594	$599
Employee benefits	3,226	1,732
Other accrued expenses	108	131
Net current deferred tax asset	$3,928	$2,462

Noncurrent deferred tax liabilities (assets):
Property, plant and equipment	$9,334	$9,937
Employee benefits	(1,912)	227
Net noncurrent deferred tax liability	$7,422	$10,164

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Stockholders’ Equity

On April 26, 2005, the Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend distributed on June 6, 2005. All share and per share amounts for all periods presented prior to the split have been adjusted to reflect the stock split. At the April 26, 2005, stockholders meeting, stockholders approved an amendment to the Company’s certificate of incorporation increasing the number of authorized shares of common stock from 10 million to 25 million.

For the three years ending December 31, 2006, we have used $56.6 million of cash to purchase 2.5 million shares of our common stock on the open market at an average price of $22.80. On July 17, 2006, the Board of Directors increased our stock repurchase authorization to $50.0 million. At December 31, 2006, we have approximately $32.6 million available on this authorization.

In addition to common stock, authorized capital includes 1,000,000 shares of “blank check” preferred stock. None was outstanding during the three years ended December 31, 2006. The Board of Directors is authorized to issue such stock in series and to fix the designation, powers, preferences, rights, limitations and restrictions with respect to any series of such shares. Such “blank check” preferred stock may rank prior to common stock as to dividend rights, liquidation preferences or both, may have full or limited voting rights and may be convertible into shares of common stock.

Basic and diluted earnings per share are calculated using the following share data (in thousands):
	2006	2005	2004
Weighted average shares outstanding
for basic calculation	11,649	12,766	12,574
Effect of stock options	275	388	525
Weighted average shares outstanding
for diluted calculation	11,924	13,154	13,099

6. Stock Based Compensation

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

The adoption of SFAS No. 123(R) lowered net income by approximately $213,000 in 2006 and had an insignificant impact compared to if we had continued to account for share-based compensation under APB No. 25, Accounting For Stock Issued to Employees.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 during the periods presented. For the purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the vesting periods (in thousands, except per share data).
	2005	2004
Net income as reported	$23,231	$20,789
Deduct: Total stock-based compensation expense determined
under fair value based method for all awards, net of related
tax effects	628	1,801
Pro forma net income	$22,603	$18,988

Earnings per share:
Basic - as reported	$1.82	$1.65
Basic - pro forma	$1.77	$1.51
Diluted - as reported	$1.77	$1.59
Diluted - pro forma	$1.72	$1.47

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Stock Based Compensation (continued)

As of December 31, 2006, there was approximately $1.7 million of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next four years.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 (“FSP 123(R)”), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP 123(R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123(R). Companies may take up to one year from the effective date of FSP 123(R)-3 to evaluate the available transition alternatives and make a one-time election as to which method to adopt. We have elected the long-form method for calculating the pool of excess tax benefits.

Our stock option plans provide for the granting of stock options and stock awards up to an aggregate of 5,000,000 shares of common stock to employees and directors at prices equal to the market value of the stock on the dates the options were granted. The options granted have a term of 10 years from the grant date and granted options for employees vest ratably over a four to five year period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. We have estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted during 2006 follows:

Expected price volatility	34.66%
Risk-free interest rate	4.25%
Weighted average expected life in years	5.46
Dividend yield	1.36%
Forfeiture rate	6.05%

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield, forfeiture rate and the expected lives of the options. The risk-free interest rate was selected based upon yields of U. S. Treasury issues with a term equal to the expected life of the option being valued.

Stock option activity for the three years ended December 31, 2006, follows:
	Number of shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2004	1,638,000	$12.98	7.5
Exercised	(428,600)	11.76
Granted	8,000	19.50

Outstanding at December 31, 2004	1,217,400	13.45	5.8
Exercised	(469,000)	13.57
Granted	106,728	24.09

Outstanding at December 31, 2005	855,128	14.71	5.7
Lapsed	(25,000)	18.05
Exercised	(90,000)	12.35
Granted	185,275	23.65
Outstanding at December 31, 2006	925,403	$16.64	5.8	$5,108

Exercisable at December 31, 2006	706,803	$14.51	4.6	$5,108

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Stock Based Compensation (continued)

At December 31, 2006, 187,001 shares were available for future grants and awards. In addition, 10,000 shares of common stock with a fair market value of $24.56 was awarded to key employees in 2006.

The average fair market value of options granted, and cash proceeds, tax benefits and intrinsic value related to total stock options exercised during 2006, 2005 and 2004 are as follows (in thousands, except per share data):

	2006	2005	2004
Average fair market value of options granted (per share)	$9.89	$9.32	$7.56
Proceeds from stock options exercised	1,111	6,362	5,043
Tax benefits related to stock options exercised	386	1,748	1,477
Intrinsic value of stock options exercised	1,046	4,730	3,863

7. Employee Benefits Plans

Defined Contribution Plan

We maintain a defined contribution plan covering substantially all of our employees and make discretionary matching and profit sharing contributions. The total plan cost, including employer contributions, was $1.5 million in 2006, $1.7 million in 2005 and $1.7 million in 2004.

Pension Plans

On July 17, 2006, we announced our decision to terminate our defined benefit pension plan (the “Plan”). No benefits have accrued under the plan since it was frozen in December 1995, at which time our contributions to a 401(k) savings plan became the primary retirement benefit. The Plan’s termination has been approved by the Internal Revenue Service and reviewed by the Pension Benefit Guaranty Corporation; therefore, final termination and distribution of assets is expected to occur in the second quarter of 2007. We expect to make cash contributions to the Plan of $1.0 million to $1.5 million between now and the final distribution.

We have adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” ( “SFAS No. 158” ), as of December 31, 2006. In accordance with SFAS 158, our 2005 accounting and related disclosures were not affected by the adoption of the new standard. The table below summarizes the incremental effects of SFAS No. 158 adoption on the individual line items in our Statement of Financial Position at December 31, 2006 (in thousands):

	Pre SFAS No. 158	SFAS No. 158	Post SFAS No. 158
	Adoption	Adjustment	Adoption
Assets:
Deferred Income Taxes	3,414	$514	3,928

Liabilities:
Accrued Salaries, Wages and Benefits	8,524	1,344	9,868

Stockholder’s Equity:
Accumulated other comprehensive loss	3,990	830	4,820

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Employee Benefits Plans (continued)

Benefits do not accrue under our pension plans after 1995. The financial status of the plans at December 31 follows (in thousands):
	2006		2005
	Stanley	Supple-	Stanley	Supple-
	Retirement	mental	Retirement	mental
	Plan	Plan	Plan	Plan
Change in benefit obligation:
Beginning benefit obligation	$14,197	$2,084	$15,602	$2,056
Interest cost	818	110	828	111
Actuarial loss	2,479	(57)	709	48
Benefits paid	(2,429)	(158)	(2,942)	(131)
Ending benefit obligation	15,065	1,979	14,197	2,084
Change in plan assets:
Beginning fair value of plan assets	15,254		15,766
Actual return on plan assets	1,089		930
Employer contributions		158	1,500	131
Benefits paid	(2,429)	(158)	(2,942)	(131)
Ending fair value of plan assets	13,914		15,254
Funded status	$(1,151)	$(1,979)	1,057	(2,084)
Unrecognized loss (in 2005)			5,264	288
Net Amount recognized (in 2005)			$6,321	$(1,796)

Amount recognized in the consolidated balance sheet:
Current liabilities	$(1,151)	$(159)
Non-current liabilities		(1,820)
Prepaid (accrued) benefit cost			$6,321	$(2,084)
Accumulated other comprehensive loss				288
Total	$(1,151)	$(1,979)	$6,321	$(1,796)

We made no cash contributions to the Stanley Retirement Plan in 2006 and $1.5 million in 2005.

We maintain an investment policy for the management of the assets of The Stanley Retirement Plan. The objective of this policy has been to build a structured portfolio designed to achieve the most desirable balance between investment return and asset protection by investing in equities of high quality companies and in high quality fixed income securities which are broadly balanced and represent all market sectors. In preparation for final termination and distribution, which is expected to occur in the second quarter of 2007, we have adjusted the plan’s asset allocation to fixed income and short term investments. The investment structure has provided the necessary liquidity for payment of retirement benefits. The target allocation and the actual allocation for assets of The Stanley Retirement Plan at December 31, 2006 and December 31, 2005, the measurement date, are as follows:
	Target	Percentage of Assets
	Allocation	2006	2005

Equity	30 to 90%		60.3%
Fixed income	30 to 60%	86.0%	30.0
Other	3 to 25%	14.0	9.7
Total		100.0%	100.0%

    The benefit obligation of the Supplemental Plan, a nonqualified plan, exceeded the accrued benefit cost at December 31, 2005. The net accrued benefit cost of the Supplemental Plan included a minimum pension liability of $288,000 at December 31, 2005.

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Employee Benefits Plans (continued)

Components of pension cost follow (in thousands):

	2006	2005	2004
Interest cost	$928	$939	$973
Expected return on plan assets	(982)	(1,009)	(967)
Net amortization and deferral	500	437	460
Net cost	446	367	466
Settlement expense	904	985	372
Total expense	$1,350	$1,352	$838

The assumptions used to determine the plans’ financial status and pension cost were:

	2006		2005	2004
Discount rate for funded status	5.75%/5.00%(a	)	5.50%	5.50%
Discount rate for pension cost	5.50%		5.50%	6.00%
Return on assets	6.50%		6.50%	6.50%
(a)	The 5.75% relates to the Supplemental Plan. The Stanley Retirement Plan used a discount rate of 5.00%, which is the rate that will be used at distribution.

We expect to distribute and/or purchase annuities amounting to $15.0 million to $15.5 million in the second quarter of 2007 upon final termination of The Stanley Retirement Plan. Estimated future benefit payments for the supplemental plan are $159,000 in 2007, $157,000 in 2008, $154,000 in 2009, $152,000 in 2010, $149,000 in 2011,and a total of $741,000 from 2012 through 2016.

Our pension expense is developed from actuarial valuations. Interest rates used in these valuations are key assumptions, including discount rates used in determining the present value of future benefit payments and expected return on plan assets, which are reviewed and updated on an annual basis at the beginning of each year. We are required to consider current market conditions, including changes in interest rates, in making assumptions. In establishing our expected return on assets assumption, we review asset allocation considering plan maturity and develop return assumptions based on different asset classes adjusting for plan operating expenses. The return assumptions are established after reviewing historical returns of broader market indexes, as well as historical performance of the investments of The Stanley Retirement Plan. For 2006, the discount rate is based on the rate at which benefits will be calculated on the distribution date and the return on assets is based on returns expected over the next few months from short term investments.

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Postretirement Benefits Other Than Pensions

We provide health care benefits to eligible retired employees between the ages of 55 and 65 and provide life insurance benefits to eligible retired employees from age 55 until death. The plan’s financial status at December 31, the measurement date, follows (in thousands):

	2006	2005
Change in benefit obligation:
Beginning benefit obligation	$3,298	$3,111
Service cost	71	88
Interest cost	155	183
Actuarial (gain) loss	(299)	160
Plan participants’ contributions	170	159
Benefits paid	(435)	(403)
Amendments	(84)
Ending benefit obligation	2,876	3,298
Change in plan assets:
Beginning fair value of plan assets
Employer contributions	265	244
Plan participants’ contributions	170	159
Benefits paid	(435)	(403)
Ending fair value of plan assets
Funded status	$(2,876)	$(3,298)
Unrecognized net loss		962
Unrecognized transition obligation		914
Accrued benefit cost		$(1,422)

Amount recognized in the consolidated balance sheet:

Current liabilities	$251	$467
Non current liabilities	2,625	955
Total	$2,876	$1,422

Components of net periodic postretirement benefit cost were (in thousands):

	2006	2005	2004
Service cost	$71	$88	$67
Interest cost	155	183	174
Amortization of transition obligation	122	130	130
Amortization of net actuarial loss	27	66	40
Net periodic postretirement benefit cost	$375	$467	$411

The assumptions used to determine the plan’s financial status and postretirement benefit cost:

	2006	2005	2004
Discount rate for funded status	5.75%	5.50%	5.50%
Discount rate for postretirement benefit cost	5.50%	5.50%	6.00%
Health care cost assumed trend rate for next year	9.00%	9.50%	10.00%
Rate that the cost trend rate gradually declines to	5.50%	5.50%	5.50%
Year that the rate reaches the rate it is assumed to
remain at	2010	2010	2010

An increase or decrease in the assumed health care cost trend rate of one percentage point in each future year would affect the accumulated postretirement benefit obligation at December 31, 2006 by approximately $141,000 and the annual postretirement benefit cost by approximately $19,000.

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Estimated future benefit payments are $251,000 in 2007, $248,000 in 2008, $257,000 in 2009, $252,000 in 2010, $257,000 in 2011 and a total of $1,255,000 from 2012 through 2016.

Since the postretirement benefits other than pension do not cover any benefits after age 65, the Medicare Prescription Drug Act will have no impact on the benefits provided under this plan.

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost at December 31, 2006, are as follows (in thousands):

	Stanley Retirement Plan	Supplemental Plan	Other Postretirement Benefits
Net loss	$6,238	$223	$636
Prior service cost			(76)
Net transition obligation			784
Total	$6,238	$223	$1,344

The amounts in accumulated other comprehensive incomes that are expected to be recognized as components of net periodic benefit cost during 2007 are as follows (in thousands):

	Stanley Retirement Plan	Supplemental Plan	Other Postretirement Benefits
Net loss	$130	$3	$22
Prior service cost			(8)
Net transition obligation			130
Total	$130	$3	$144

Deferred Compensation

We have a deferred compensation plan, funded with life insurance policies, which permitted certain management employees to defer portions of their compensation and earn a fixed rate of return. No deferrals have been made since 1991. The accrued liabilities relating to this of $1.7 million at December 31, 2006 and 2005 are included in accrued salaries, wages and benefits and other long-term liabilities. The cash surrender value, net of policy loans, is included in other assets. Policy loan interest of $1.3 million, $1.2 million and $1.0 million was charged to interest expense in 2006, 2005 and 2004, respectively.

8. Income from Continued Dumping and Subsidy Offset Act

We recorded income of $ 4.4 million, net of legal expenses and tariff adjustments in 2006, from the receipt of funds under the Continued Dumping and Subsidy Offset Act of 2000 (CDSOA) in connection with the case involving wooden bedroom furniture imported from China. The CDSOA provides for the distribution of monies collected by the U.S. Customs and Border Protection from antidumping cases to qualified domestic producers, in cases where domestic producers continue to invest in their technology, equipment, and people. Subsidies recorded in 2005 were insignificant.

9.  Commitments and Contingencies

We lease warehouse space, showroom space and certain technology equipment. Rental expenses charged to operations were $3.2 million, $3.5 million and $2.3 million in 2006, 2005 and 2004, respectively. Future minimum lease payments are approximately as follows: 2007 - $773,000; 2008 - $626,000; 2009 - $461,000, 2010 - $0 and 2011 - $0.

In the normal course of business, we are involved in claims and lawsuits, none of which currently, in management’s opinion, will have a material adverse affect on our Consolidated Financial Statements.

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. New Accounting Standards

In June 2006, the Financial Standards Accounting Board (FASB) issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 details how companies should recognize, measure, present and disclose uncertain tax positions that have been or expect to be taken. As such, financial statements will reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. We have evaluated the impact of FIN 48 and do not expect it to have a material impact on our financial condition or results of operations. FIN 48 is effective for public companies for annual periods that begin after December 15, 2006.

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

11. Quarterly Results of Operations (Unaudited)
(in thousands, except per share data)
2006 Quarters:	First	Second	Third	Fourth
Net Sales	$83,524	$77,476	$75,911	$70,636
Gross profit	19,758	17,618	14,960	12,532
Net income	5,392	3,937	2,996	4,456	(1)
Net income per share:
Basic	$.44	$.33	$.26	$.41	(1)
Diluted	.43	.32	.26	.40	(1)
Dividend paid per share	.08	.08	.08	.08

2005 Quarters:
Net sales	$82,950	$83,635	$85,615	$81,446
Gross profit	20,465	20,632	20,484	20,128
Net income	5,760	5,827	5,802	5,842
Net income per share:
Basic	$.45	$.45	$.45	$.47
Diluted	.43	.44	.44	.46
Dividend paid per share	.06	.06	.06	.06

(1) Includes $2.9 million, or $.26 per share, of income from Continued Dumping and Subsidy Offset Act receipts.

STANLEY FURNITURE COMPANY, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For each of the Three Years in the Period Ended December 31, 2006
(in thousands)

Column A	Column B	Column C	Column D		Column E
		Charged
	Balance at	(Credited)			Balance
	Beginning	to Costs &			at End of
Descriptions	of Period	Expenses	Deductions		Period
2006
Doubtful receivables	$650	$823	$758	(a)	$715
Discounts, returns,
and allowances	916	(77) (b)			839
	$1,566	$746	$758		$1,554

2005
Doubtful receivables	$1,050	$(213)	$187	(a)	$650
Discounts, returns,
and allowances	911	5 (b)			916
	$1,961	$(208)	$187		$1,566

2004
Doubtful receivables	$1,842	$(334)	$458	(a)	$1,050
Discounts, returns,
and allowances	704	207 (b)			911
	$2,546	$(127)	$458		$1,961

(a) Uncollectible receivables written-off, net of recoveries.
(b) Represents net increase (decrease) in the reserve.