Form 10-Q/A
period 2006-07-01
STANLEY FURNITURE CO INC.
filed 2007-04-06
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for Stanley Furniture Company, Inc. (“registrant”) is being filed to correct a typographical error, which recently came to the attention of the registrant, in the number of withheld votes for Michael P. Haley reported in Item 4 of the Form 10-Q for the quarter ended July 1, 2006 originally filed with the Securities and Exchange Commission. This Form 10-Q/A amends Item 4 to correct the number of withheld votes for Mr. Haley and also includes the certificates required by Section 302 of the Sarbanes-Oxley Act of 2002.

Item 4. Submission of Matters to a Vote of Security Holders

(a.)   The annual meeting of the Company’s stockholders was held on April 19, 2006.

(b.)	The stockholders of the Company elected two directors for a three-year term expiring at the annual meeting of stockholders to be held in 2009. The election was approved by the following vote:

	For	Withheld

Michael P. Haley	11,220,402	387,991

Albert L. Prillaman	11,510,242	98,151

Item 6.	Exhibits

31.1	Certification by Jeffrey R. Scheffer, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification by Douglas I. Payne, our Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

(1) Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 6, 2007	STANLEY FURNITURE COMPANY, INC.
By: /s/ Douglas I. Payne
Douglas I. Payne
Executive V.P. - Finance & Administration And Secretary
(Principal Financial and Accounting Officer)