Form 10-Q
period 2007-03-31
STANLEY FURNITURE CO INC.
filed 2007-04-17
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

As of April 13, 2007, 10,592,879 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	(unaudited)
	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash	$2,332	$6,269
Accounts receivable, less allowances of $1,783 and $1,554	35,314	32,260
Inventories:
Finished goods	42,213	45,172
Work-in-process	4,559	5,183
Raw materials	9,495	9,009
Total inventories	56,267	59,364

Prepaid expenses and other current assets	925	2,085
Deferred income taxes	3,817	3,928
Total current assets	98,655	103,906

Property, plant and equipment, net	48,571	49,159
Goodwill	9,072	9,072
Other assets	223	541
Total assets	$156,521	$162,678

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$2,857	$2,857
Accounts payable	17,053	17,789
Accrued salaries, wages and benefits	10,237	9,868
Other accrued expenses	2,194	1,356
Total current liabilities	32,341	31,870

Long-term debt, exclusive of current maturities	5,714	5,714
Deferred income taxes	7,257	7,422
Other long-term liabilities	7,976	8,025
Total liabilities	53,288	53,031

STOCKHOLDERS’ EQUITY
Common stock, $.02 par value, 25,000,000 shares authorized 10,592,879 and 10,928,610 shares issued and outstanding	212	219
Capital in excess of par value	114	59
Retained earnings	107,624	114,189
Accumulated other comprehensive loss	(4,717)	(4,820)
Total stockholders’ equity	103,233	109,647
Total liabilities and stockholders’ equity	$156,521	$162,678

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share data)

	Three Months
	Ended
	March 31,	April 1,
	2007	2006

Net sales	$75,108	$83,524

Cost of sales	61,614	63,766

Gross profit	13,494	19,758

Selling, general and administrative expenses	10,415	11,128

Operating income	3,079	8,630

Other income (expense), net	(68)	93
Interest income	27	110
Interest expense	517	524

Income before income taxes	2,521	8,309

Income taxes	845	2,917

Net income	$1,676	$5,392

Earnings per share:

Basic	$.16	$.44
Diluted	$.15	$.43

Weighted average shares outstanding:

Basic	10,761	12,264
Diluted	10,994	12,567

Cash dividend declared and paid per common share	$.10	$.08

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)
(in thousands)
	Three Months Ended
	March 31,	April 30,
	2007	2006
Cash flows from operating activities:
Cash received from customers	$72,016	$80,251
Cash paid to suppliers and employees	(66,003)	(68,651)
Interest paid, net	16	110
Income taxes paid, net	(511)	(495)
Net cash provided by operating activities	5,518	11,215

Cash flows from investing activities:
Capital expenditures	(1,126)	(216)
Purchase of other assets		(17)
Net cash used by investing activities	(1,126)	(233)

Cash flows from financing activities:
Purchase and retirement of common stock	(7,252)	(1,252)
Dividends paid	(1,077)	(982)
Proceeds from exercised stock options		453
Tax benefit from exercise of stock options		161
Net cash used by financing activities	(8,329)	(1,620)

Net increase (decrease) in cash	(3,937)	9,362
Cash at beginning of period	6,269	12,556
Cash at end of period	$2,332	$21,918

Reconciliation of net income to net cash provided by operating activities:
Net income	$1,676	$5,392
Depreciation	1,532	1,464
Deferred income taxes	(55)	(210)
Tax benefit from exercise of stock options		(161)
Stock-based compensation	114	72
Other, net	194	6
Changes in assets and liabilities:
Accounts receivable	(3,054)	(3,277)
Inventories	3,097	4,844
Prepaid expenses and other current assets	1,116	478
Accounts payable	(736)	58
Accrued salaries, wages and benefits	531	(994)
Other accrued expenses	801	3,270
Other assets	351	312
Other long-term liabilities	(49)	(39)
Net cash provided by operating activities	$5,518	$11,215

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

2.	Property, Plant and Equipment

	March 31,	December 31,
	2007	2006
Land and buildings	$41,225	$40,887
Machinery and equipment	79,841	79,051
Office furniture and equipment	1,452	1,452
Construction in process	1,829	2,071
Property, plant and equipment, at cost	124,347	123,461
Less accumulated depreciation	75,776	74,302
Property, plant and equipment, net	$48,571	$49,159

3.	Debt

	March 31,	December 31,
	2007	2006
7.43% senior notes due through November 18, 2007	$1,428	$1,428
6.94% senior notes due through May 3, 2011	7,143	7,143
Total	8,571	8,571
Less current maturities	2,857	2,857
Long-term debt, exclusive of current maturities	$5,714	$5,714

On January 26, 2007, we entered into a definitive agreement to borrow $25 million in a private note placement. Funding occurred on April 17, 2007. The note bears interest at 6.73% per annum and is payable in seven equal annual principal payments starting in May 2011, with the final payment due in May 2017. Proceeds from the loan will be used for general corporate purposes, including our stock repurchase program.

4. Employee Benefits Plans

Components of pension cost:
	Three Months Ended
	March 31,	April 1,
	2007	2006
Interest cost	$123	$237
Expected return on plan assets	(113)	(244)
Amortization of accumulated loss	130	130
Net cost	140	123
Settlement expense		216
Total expense	$140	$339

Components of other postretirement benefit cost:
	Three Months Ended
	March 31,	April 1,
	2007	2006
Service cost	$21	$24
Interest cost	39	44
Amortization of transition obligation	32	33
Amortization of prior service cost	(2)
Amortization of accumulated loss	6	11
Net periodic postretirement benefit cost	$96	$112

On July 17, 2006, we announced the decision to terminate our defined benefit pension plan. Having received all necessary regulatory approvals, distribution of assets will occur in the second quarter of 2007, resulting in a final cash contribution of $1.0 million to $1.5 million. In addition, we expect to record in the second quarter a pre-tax charge to earnings of $6.0 million to $6.5 million, or $4.0 million to $4.3 million, net of taxes.

5.	Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data:

	Three Months Ended
	March 31,	April 1,
	2007	2006
Weighted average shares outstanding for basic calculation	10,761	12,264
Add: Effect of dilutive stock options	233	303
Weighted average shares outstanding, adjusted for diluted calculation	10,994	12,567

A reconciliation of the activity in Stockholders’ Equity accounts for the quarter ended March 31, 2007 is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Earnings	Loss
Balance, December 31, 2006	$219	$59	$114,189	$(4,820)
Cumulative effect of adoption of FIN 48			22
Adjusted balance, December 31, 2006	219	59	114,211	(4,820)
Net income			1,676
Stock repurchases	(7)	(59)	(7,186)
Stock-based compensation		114
Cash dividends paid, $.10 per share			(1,077)
Adjustment to net periodic benefit cost				103
Balance, March 31, 2007	$212	$114	$107,624	$(4,717)

6. Income Taxes

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $923,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At March 31, 2007, we have $949,000 of unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, we have approximately $264,000 of accrued interest related to uncertain tax positions.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Over the past few years the residential wood furniture industry has experienced a surge in low cost imported products, primarily from China. Imports have grown dramatically in the past few years and now account for most residential wood furniture sold in the United States.

In response to this trend, we developed a blended strategy of combining our domestic manufacturing capabilities with an offshore sourcing program and realigned our manufacturing capacity. We incorporate selected imported finished items in our product line to lower cost, provide design flexibility and offer a better value to our customers. Sourced product represented approximately 33% of sales during the first three months of 2007 compared to 34% for total year 2006. We anticipate this percentage will remain about the same for the remainder of 2007.

In 2005, we began reinvigorating our continuous improvement efforts using lean business principles to improve processes and efficiencies. In 2006, these efforts allowed us to significantly reduce inventories by shortening manufacturing lead times, which lowered production levels and operating margins. The reduction in manufacturing lead times has resulted in smaller batch sizes and more frequent production runs, requiring more change over and machine set up times. We are currently focusing our efforts on reducing change over and machine set up times to improve our operating efficiencies before any further reduction of manufacturing lead times. Consequently, for the near term we do not anticipate significant changes in inventory levels. While these renewed efforts have shown positive results, it is difficult to project the speed and extent to which we will be able to lower costs, improve quality and reduce inventories.

We will continue to evaluate our manufacturing capacity needs considering offshore sourcing opportunities, current and anticipated demand for our products, overall market conditions and other factors we consider relevant. Should further capacity reductions become necessary, this could cause asset impairment or other restructuring charges in the future.

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Income:

	Three Months Ended
	March 31,	April 1,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	82.0	76.3
Gross profit	18.0	23.7
Selling, general and administrative expenses	13.9	13.3
Operating income	4.1	10.3
Other (expense) income, net	(.1)	.1
Interest income		.1
Interest expense	.6	.6
Income before income taxes	3.4	9.9
Income taxes	1.1	3.5
Net income	2.2%	6.5%

Net sales decreased $8.4 million, or 10.1%, for the three month period ended March 31, 2007, from the comparable 2006 period. This was primarily due to lower unit volume, resulting from continued weakness in demand, which we believe is due to current industry conditions.

Gross profit margins for the three month period of 2007 were 18.0% compared to 23.7% for the 2006 period. Lower margins resulted from lower sales and production levels, operating inefficiencies, raw material inflation and increased compensation costs. The lower sales and production levels led to lower margins due to the under absorption of factory overhead costs. Operating inefficiencies primarily resulted from additional change overs and machine set ups (as discussed above) and costs associated with the transition to lower staffing and output levels at one of our factories, which was completed late in the first quarter of 2007. We expect improvements in change over and machine set up times and lower staffing levels to favorably impact gross profit margins for the balance of 2007.

Selling, general and administrative expenses as a percentage of net sales were 13.9% for the three month period of 2007 compared to 13.3% for the 2006 period. The higher percentage for 2007 is primarily due to lower sales. Selling, general and administrative expenses decreased $713,000 during the three month period of 2007 compared to the 2006 period, due to lower selling expenses resulting from decreased sales and lower performance based compensation expense.

As a result of the above, operating income as a percentage of net sales was 4.1% for the three month period of 2007 compared to 10.3% for the comparable 2006 period.

Interest expense for the three month period of 2007 decreased primarily due to lower average debt levels. Interest income decreased during the 2007 period due to a decrease in cash.

The effective tax rate for 2007 is expected to be 33.5%, compared to 34.8% for total year 2006. The lower rate for 2007 is due primarily to lower income resulting from the anticipated charge related to the termination of our defined pension plan and the continued phase in of the qualified domestic production deduction.

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

On January 26, 2007, we entered into a definitive agreement to borrow $25 million in a private note placement. Funding occurred on April 17, 2007. The note bears interest at 6.73% per annum and is payable in seven equal annual principal payments starting in May 2011, with the final payment due in May 2017. Proceeds from the loan will be used for general corporate purposes, including our stock repurchase program.

Working capital, excluding cash and current maturities of long-term debt, decreased $1.8 million during the first three months of 2007 to $66.8 million from $68.6 million at year end. The decrease was primarily due to lower inventories.

Cash generated from operations was $5.5 million in the first three months of 2007 compared to $11.2 million in the 2006 period. The decrease was primarily due to lower receipts from customers due to lower sales.

Net cash used by investing activities was $1.1 million in the 2007 period compared to $233,000 in 2006 and consisted of normal capital expenditures. Capital expenditures for 2007 are anticipated to be in the range of $5.0 million to $6.0 million.

Net cash used by financing activities was $8.3 million in the 2007 period compared to $1.6 million in the 2006 period. In the 2007 period, cash from operations and cash on hand provided funds for the purchase and retirement of our common stock and cash dividends. During the first three months of 2007, $7.3 million was used to purchase 335,731 shares of our common stock in the open market at an average price of $21.60. Approximately $25.3 million is currently authorized by our Board of Directors to repurchase shares of our common stock. In the 2006 period, cash from operations and proceeds from the exercise of stock options provided funds for the purchase and retirement of our common stock and cash dividends.

At March 31, 2007, long-term debt including current maturities was $8.6 million. Debt service requirements are $2.9 million in 2007 and $1.4 million each in 2008 through 2011. As of March 31, 2007, approximately $25 million of additional borrowings were available under the revolving credit facility and cash on hand was $2.3 million.

Pension Plan Termination

On July 17, 2006, we announced the decision to terminate our defined benefit pension plan. Having received all necessary regulatory approvals, distribution of assets will occur in the second quarter of 2007 resulting in a final cash contribution of $1.0 million to $1.5 million. In addition, we expect to record in the second quarter a pre-tax charge to earnings of $6.0 million to $6.5 million, or $4.0 million to $4.3 million, net of taxes. Pension expense related to this Plan for the first three months of 2007 was approximately $111,000, pre-tax.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 10-K for the fiscal year ended December 31, 2006, except as follows:

FIN 48 - We account for uncertain tax positions in accordance with FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”). The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See note 6 to the consolidated financial statements, “Income Taxes”, for additional detail on our uncertain tax positions.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include competition in the furniture industry including the cyclical nature of the furniture industry, competition from lower-cost foreign manufacturers, disruptions in offshore sourcing including those arising from supply or distribution disruptions or those arising from changes in political, economic and social conditions, as well as laws and regulations, in China or countries from which we source products, international trade policies of the United States and countries from which we source products, manufacturing realignment, the inability to raise prices in response to inflation and increasing costs, the inability to obtain sufficient quantities of quality raw materials in a timely manner, failure to anticipate or respond to changes in consumer tastes and fashions in a timely manner, business failures or loss of large customers, environmental compliance costs, and extended business interruption at manufacturing facilities. Any forward-looking statement speaks only as of the date of this filing, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Our revolving credit facility bears interest at a variable rate; therefore, changes in prevailing interest rates impact our borrowing costs. A one-percentage point fluctuation in market interest rates would not have a material impact on earnings during the first three months of 2007.

None of our foreign sales or purchases are denominated in foreign currency and we do not have any foreign currency hedging transactions. While our foreign purchases are denominated in U.S. dollars, a relative decline in the value of the U.S. dollar could result in an increase in the cost of our products obtained from offshore sourcing and reduce our earnings, unless we are able to increase our prices for these items to reflect any such increased cost.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

				Maximum number (or
			Total number of	approximate dollar
	Total		Shares purchased	value) of shares that
	number of	Average	as part of publicly	may yet be purchased
	Shares	price paid	announced plans	under the plans or
Period	Purchased	per share	or programs	programs (a)

January 1 to February 3, 2007	54,000	$21.65	54,000	$31,430,118
February 4 to March 3, 2007	281,731	$21.59	281,731	$25,347,647
March 4 to March 31, 2007				$25,347,647

Total	335,731	$21.60	335,731

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

4.1
Amended and Restated Note Purchase and Private Shelf Agreement dated January 26, 2007, among the Registrant, The Prudential Insurance Company of America, the other purchasers named therein and the affiliates of Prudential who became purchasers as defined therein (incorporated by reference to Exhibit 4.01 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed February 1, 2007).

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

Date: April 18, 2007	STANLEY FURNITURE COMPANY, INC.
By: /s/ Douglas I. Payne
Douglas I. Payne
Executive V.P. - Finance & Administration and Secretary
(Principal Financial and Accounting Officer)