Form 10-Q
period 2007-06-30
STANLEY FURNITURE CO INC.
filed 2007-07-17
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

As of July 12, 2007, 10,416,179 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.CONSOLIDATED FINANCIAL STATEMENTS

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	(unaudited)
	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash	$18,542	$6,269
Accounts receivable, less allowances of $1,893 and $1,554	31,024	32,260
Inventories:
Finished goods	47,994	45,172
Work-in-process	5,560	5,183
Raw materials	9,319	9,009
Total inventories	62,873	59,364

Prepaid expenses and other current assets	2,351	2,085
Deferred income taxes	3,506	3,928
Total current assets	118,296	103,906

Property, plant and equipment, net	47,919	49,159
Goodwill	9,072	9,072
Other assets	4	541
Total assets	$175,291	$162,678

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$2,857	$2,857
Accounts payable	18,461	17,789
Accrued salaries, wages and benefits	7,903	9,868
Other accrued expenses	1,808	1,356
Total current liabilities	31,029	31,870

Long-term debt, exclusive of current maturities	29,286	5,714
Deferred income taxes	6,635	7,422
Other long-term liabilities	8,388	8,025
Total liabilities	75,338	53,031

STOCKHOLDERS’ EQUITY
Common stock, $.02 par value, 25,000,000 shares authorized 10,416,179 and 10,928,610 shares issued and outstanding	208	219
Capital in excess of par value	200	59
Retained earnings	100,467	114,189
Accumulated other comprehensive loss	(922)	(4,820)
Total stockholders’ equity	99,953	109,647
Total liabilities and stockholders’ equity	$175,291	$162,678

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share data)

	Three Months		Six Months
	Ended		Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Net sales	$67,722	$77,476	$142,830	$161,000

Cost of sales	54,082	59,858	115,696	123,624

Gross profit	13,640	17,618	27,134	37,376

Selling, general and administrative expenses	10,093	11,323	20,508	22,451
Pension plan termination charge (see note 4)	6,605		6,605
Operating income (loss)	(3,058)	6,295	21	14,925

Other income, net	176	68	108	161
Interest income	159	146	186	256
Interest expense	827	509	1,344	1,033

Income (loss) before income taxes	(3,550)	6,000	(1,029)	14,309

Income taxes	(1,174)	2,063	(329)	4,980

Net income (loss)	$(2,376)	$3,937	$(700)	$9,329

Earnings per share:

Basic	$(.23)	$.33	$(.07)	$.77
Diluted	$(.23)	$.32	$(.07)	$.75

Weighted average shares outstanding:

Basic	10,483	11,973	10,626	12,101
Diluted	10,483	12,264	10,626	12,397

Cash dividend declared and paid per common share	$.10	$.08	$.20	$.16

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)
(in thousands)
	Six Months Ended
	June 30,	July 1,
	2007	2006
Cash flows from operating activities:
Cash received from customers	$143,963	$159,732
Cash paid to suppliers and employees	(136,616)	(135,731)
Interest paid, net	(1,618)	(1,393)
Income taxes paid, net	(3,162)	(6,433)
Net cash provided by operating activities	2,567	16,175

Cash flows from investing activities:
Capital expenditures	(1,947)	(749)
Purchase of other assets	(8)	(17)
Net cash (used) by investing activities	(1,955)	(766)

Cash flows from financing activities:
Issuance of senior notes	25,000
Repayment of senior notes	(1,428)	(1,428)
Purchase and retirement of common stock	(11,308)	(16,175)
Proceeds from insurance policy loans	1,386	1,241
Dividends paid	(2,131)	(1,944)
Proceeds from exercised stock options	112	713
Tax benefit from exercise of stock options	30	255
Net cash provided (used) by financing activities	11,661	(17,338)

Net increase (decrease) in cash	12,273	(1,929)
Cash at beginning of period	6,269	12,556
Cash at end of period	$18,542	$10,627

Reconciliation of net income to net cash provided by operating activities:

Net income (loss)	$(700)	$9,329
Depreciation and amortization	3,025	2,912
Pension termination	5,002
Deferred income taxes	(2,303)	(468)
Tax benefit from exercise of stock options	(30)	(255)
Stock-based compensation	378	297
Other, net	194	6
Changes in assets and liabilities:
Accounts receivable	1,236	(1,001)
Inventories	(3,509)	8,505
Prepaid expenses and other current assets	(429)	(298)
Accounts payable	572	446
Accrued salaries, wages and benefits	(1,033)	(2,948)
Other accrued expenses	508	356
Other assets	(707)	(616)
Other long-term liabilities	363	(90)
Net cash provided by operating activities	$2,567	$16,175

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

2.           Property, Plant and Equipment

	June 30,	December 31,
	2007	2006
Land and buildings	$41,271	$40,887
Machinery and equipment	80,271	79,051
Office furniture and equipment	1,452	1,452
Construction in process	2,119	2,071
Property, plant and equipment, at cost	125,113	123,461
Less accumulated depreciation	77,194	74,302
Property, plant and equipment, net	$47,919	$49,159

3.	Debt

	June 30,	December 31,
	2007	2006
7.43% senior notes due through November 18, 2007	$1,428	$1,428
6.94% senior notes due through May 3, 2011	5,715	7,143
6.73% senior notes due through May 3, 2017	25,000
Total	32,143	8,571
Less current maturities	2,857	2,857
Long-term debt, exclusive of current maturities	$29,286	$5,714

We received $25 million in proceeds from a private note placement in April 2007. The note bears interest at 6.73% per annum and is payable in seven equal annual principal payments starting in May 2011, with the final payment due in May 2017.  Proceeds from the loan are being used for general corporate purposes, including our stock repurchase program.

4.           Employee Benefit Plans

Final distribution of assets and termination of our defined benefit pension plan occurred during the second quarter of 2007. As anticipated, this resulted in a final cash contribution of $1.6 million and a termination charge to earnings or a settlement expense of $6.6 million.

Components of pension cost:

	Three Months		Six Months
	Ended		Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Interest cost	$92	$227	$215	$464
Expected return on plan assets	(75)	(247)	(188)	(491)
Amortization of accumulated loss	87	120	217	250
Net cost	104	100	244	223
Settlement expense	6,606	95	6,606	311
Total expense	$6,710	$195	$6,850	$534

Components of other postretirement benefit cost:

	Three Months		Six Months
	Ended		Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Service cost	$21	$24	$42	$48
Interest cost	39	43	79	87
Amortization of transition obligation	33	32	65	65
Amortization of prior service cost	(2)		(4)
Amortization of accumulated loss	5	10	11	21
Net periodic postretirement benefit cost	$96	$109	$193	$221

5.	Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as potential common stock for purposes of computing diluted earnings per share.  Basic and diluted earnings per share are calculated using the following share data:

	Three Months		Six Months
	Ended		Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Weighted average shares outstanding for basic calculation	10,483	11,973	10,626	12,101
Add: Effect of dilutive stock options(1)		291		296
Weighted average shares outstanding adjusted for diluted calculation	10,483	12,264	10,626	12,397

(1) The dilutive effect of stock options is not recognized in periods in which a net loss has occurred.  Potential shares of approximately 240,000  and 236,000 for the three and six month periods of 2007, respectively, would be antidilutive; therefore, diluted earnings per share is the same as basic earnings per share for these periods.

A reconciliation of the activity in Stockholders’ Equity accounts for the quarter ended June 30, 2007 is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Earnings	Loss
Balance, December 31, 2006	$219	$59	$114,189	$(4,820)
Cumulative effect of adoption of FIN 48			22
Adjusted balance, December 31, 2006	219	59	114,211	(4,820)
Net loss			(700)
Exercise of stock options		112
Tax benefit on exercise of stock options		36
Stock repurchases	(11)	(385)	(10,913)
Stock-based compensation		378
Cash dividends paid, $.20 per share			(2,131)
Pension termination				3,739
Adjustment to net periodic benefit cost				159
Balance, June 30, 2007	$208	$200	$100,467	$(922)

6.           Income Taxes

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 on January 1, 2007.  As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $923,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007, we had approximately $219,000 of accrued interest related to uncertain tax positions.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

There have been no material changes in the amounts of our unrecognized tax benefits or interest and penalties related to uncertain tax positions since we adopted FIN 48.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Over the past few years the residential wood furniture industry has experienced a surge in low cost imported products, primarily from China. Imports have grown dramatically in the past few years and now account for most residential wood furniture sold in the United States.

In response to this trend, we developed a blended strategy of combining our domestic manufacturing capabilities with an offshore sourcing program and realigned our manufacturing capacity. We incorporate selected imported finished items in our product line to lower cost, provide design flexibility and offer a better value to our customers. Sourced product represented approximately 34% of sales for both the first six months of 2007 and total year 2006. We anticipate this percentage will remain about the same for the remainder of 2007.

In 2005, we began reinvigorating our continuous improvement efforts using lean business principles to improve processes and efficiencies. In 2006, these efforts allowed us to significantly reduce inventories by shortening manufacturing lead times, which lowered production levels and operating margins. The reduction in manufacturing lead times has resulted in smaller batch sizes and more frequent production runs, requiring more change over and machine set up times. We are currently focusing our efforts on reducing change over and machine set up times to improve our operating efficiencies before any further reduction of manufacturing lead times. Consequently, for the near term, we do not anticipate significant changes in inventory levels. While these renewed efforts have shown positive results, it is difficult to project the speed and extent to which we will be able to lower costs, improve quality and reduce inventories.

We will continue to evaluate our manufacturing capacity needs considering offshore sourcing opportunities, current and anticipated demand for our products, overall market conditions and other factors we consider relevant. Should further capacity reductions become necessary, this could cause asset impairment or other restructuring charges in the future.

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Income:

	Three Months		Six Months
	Ended		Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	79.9	77.3	81.0	76.8
Gross profit	20.1	22.7	19.0	23.2
Selling, general and administrative expenses	14.9	14.6	14.4	13.9
Pension plan termination charge	9.7		4.6
Operating income (loss)	(4.5)	8.1		9.3
Other income, net	.3	.1	.1	.1
Interest income	.2	.2	.1	.2
Interest expense	1.2	.7	.9	.6
Income before income taxes	(5.2)	7.7	(.7)	8.9
Income taxes	(1.7)	2.6	(.2)	3.1
Net income (loss)	(3.5)	5.1%	(.5)	5.8%

Net sales decreased $9.8 million, or 12.6%, for the three month period ended June 30, 2007, from the comparable 2006 period. For the six month period, net sales decreased $18.2 million, or 11.3% from the 2006 six month period. This was primarily due to lower unit volume, resulting from continued weakness in demand, which we believe is due primarily to current industry conditions.

Gross profit margins for the three and six month periods of 2007 were 20.1% and 19.0%, respectively, compared to 22.7% and 23.2%, for the comparable 2006 periods. Lower margins resulted from lower sales and production levels, raw material inflation and increased compensation costs. The lower sales and production levels led to lower margins due to the under absorption of factory overhead costs. In addition, costs associated with the transition to lower staffing and output levels at one of our factories, which was completed late in the first quarter of 2007, reduced gross profit margins in the first quarter of 2007.

Selling, general and administrative expenses for the three and six month periods of 2007 as a percentage of net sales were 14.9% and 14.4%, respectively, compared to 14.6% and 13.9% for the comparable 2006 periods. The higher percentage for 2007 is primarily due to lower sales. Selling, general and administrative expenses for the three and six months periods decreased $1.2 million and $1.9 million, respectively, compared to the 2006 period, due to lower selling expenses resulting from decreased sales and lower performance based compensation expense.

Final distribution of assets and termination of our defined benefit pension plan occurred during the second quarter of 2007. As anticipated, this resulted in a settlement charge to earnings of $6.6 million pre-tax, or $4.5 million, net of taxes, and an additional cash contribution of $1.6 million.

As a result of the above, operating income, including the pension termination charge,  as a percentage of net sales was (4.5%) and  0.0% for the three and six month periods of 2007 compared to 8.1% and 9.3%, for the comparable 2006 periods.

Interest income for the three and six month periods of 2007 increased primarily due to higher cash levels. Interest expense increased during the three and six month periods due to higher average debt levels. The increase in interest income and interest expense is due to the $25 million private note placement which occurred during the second quarter of 2007.

The effective tax rate for 2007 is expected to be 32.0%, compared to 34.8% for total year 2006. The lower rate for 2007 is due primarily to lower income and the continued phase in of the qualified domestic production deduction.

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

We received $25 million in proceeds from a private note placement in April 2007. The note bears interest at 6.73% per annum and is payable in seven equal annual principal payments starting in May 2011, with the final payment due in May 2017. Proceeds from the loan are being used for general corporate purposes, including our stock repurchase program.

Working capital, excluding cash and current maturities of long-term debt, increased $3.0 million during the first six months of 2007 to $71.6 million from $68.6 million at year end. The increase was primarily due to a build in inventories.

Cash generated from operations was $2.6 million in the first six months of 2007 compared to $16.2 million in the 2006 period. The decrease was primarily due to lower receipts from customers due to lower sales, higher inventory levels and the final contribution of $1.6 million to terminate our defined benefit pension plan; offset by lower tax payments due to lower taxable income.

Net cash used by investing activities was $2.0 million in the 2007 period compared to $766,000 in 2006 and consisted of normal capital expenditures. Capital expenditures for 2007 are anticipated to be in the range of $5.0 million to $6.0 million.

Net cash provided by financing activities was $11.7 million in the 2007 period compared to net cash used of $17.3 million in the 2006 period. In the 2007 period, a portion of the proceeds from our $25 million private note placement, cash on hand and cash from operations provided funds for the purchase and retirement of our common stock, payment of cash dividends and a scheduled debt payment of $1.4 million. During the first six months of 2007, $11.3 million was used to purchase 521,831 shares of our common stock in the open market at an average price of $21.67. Approximately $21.3 million is currently authorized by our Board of Directors to repurchase shares of our common stock. In the 2006 period, cash from operations and proceeds from the exercise of stock options provided funds for the purchase and retirement of our common stock and the payment of cash dividends.

At June 30, 2007, long-term debt including current maturities was $32.1 million. Debt service requirements are $1.4 million in 2007, $1.4 million each in 2008 through 2010, and $5 million in 2011.

As of June 30, 2007, approximately $25 million of additional borrowings were available under the revolving credit facility and cash on hand was $18.5 million.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 10-K for the fiscal year ended December 31, 2006, except as follows:

FIN 48 – We account for uncertain tax positions in accordance with FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See note 6 to the consolidated financial statements, “Income Taxes”, for additional detail on our uncertain tax positions.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward–looking statements.  These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.  These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Such risks and uncertainties include the cyclical nature of the furniture industry, competition in the furniture industry including competition from lower-cost foreign manufacturers, disruptions in offshore sourcing including those arising from supply or distribution disruptions or those arising from changes in political, economic and social conditions, as well as laws and regulations, in China or other countries from which we source products, international trade policies of the United States and countries from which we source products, manufacturing realignment, the inability to obtain sufficient quantities of quality raw materials in a timely manner, business failures or loss of large customers, the inability to raise prices in response to inflation and increasing costs, failure to anticipate or respond to changes to consumer tastes and fashions in a timely manner, environmental compliance costs and extended business interruption at manufacturing facilities. Any forward-looking statement speaks only as of the date of this filing, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Our revolving credit facility bears interest at a variable rate; therefore, changes in prevailing interest rates impact our borrowing costs.  A one-percentage point fluctuation in market interest rates would not have a material impact on earnings during the first six months of 2007.

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

PART II.    OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

				Maximum number (or
			Total number of	approximate dollar
	Total		Shares purchased	value) of shares that
	number of	Average	as part of publicly	may yet be purchased
	Shares	price paid	announced plans	under the plans or
Period	Purchased	per share	or programs	programs (a)

April 1 to May 5, 2007	89,400	$21.97	89,400	$23,383,954
May 6 to June 2, 2007	96,700	$21.64	96,700	$21,291,239
June 3 to June 30, 2007				$21,291,239

Total	186,100	$21.80	186,100

(a)
On July 17, 2006, we announced that our Board of Directors increased our stock repurchase authorization to $50 million.  Consequently, we may purchase our common stock, from time to time, either directly or through agents, in the open market, through negotiated purchases or otherwise, at prices and on terms satisfactory to us.

Item 4.                      Submission of Matters to a Vote of Security Holders

(a.)      The annual meeting of the Company’s stockholders was held on April 18, 2007.

(b.)	The stockholders of the Company elected two directors for a three-year term expiring at the annual meeting of stockholders to be held in 2010. The election was approved by the following vote:

	For	Withheld

Thomas L. Millner	9,918,465	326,079

Jeffrey R. Scheffer	10,099,318	145,226

Item 5.                       Other Information

On July 13, 2007, Stanley Furniture Company Inc., a Delaware corporation (the “Company”), and Wachovia Bank, National Association, a national banking association and successor to SouthTrust Bank, an Alabama banking corporation (the “Lender”), entered into the Fourth Amendment to Credit Agreement, dated as of July 13, 2007 (the “Bank Amendment”), which amends the Credit Agreement, dated as of August 29, 2003 (as amended by the First Amendment to Credit Agreement, dated as of April 23, 2004, the Second Amendment to Credit Agreement, dated as of June 15, 2005 and Third Amendment to Credit Agreement dated July 14, 2006), by and between the Company and the Lender.  The Bank Amendment extends the date of maturity until August 29, 2009 as described in the Bank Amendment, a copy of which is filed as Exhibit 10.01 to this Form 10-Q.

Item 6.	Exhibits

3.1
Restated Certificate of Incorporation of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended July 2, 2005).

3.2	By-laws of the Registrant as amended (incorporated by reference to Exhibit 3 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended September 27, 2003).

10.1	Fourth Amendment, dated July 13, 2007, to the revolving credit facility dated August 29, 2003, between the Registrant and Wachovia Bank. (1)

31.1	Certification by Jeffrey R. Scheffer, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification by Douglas I. Payne, our Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Jeffrey R. Scheffer, our Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Douglas I. Payne, our Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)           Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 17, 2007	STANLEY FURNITURE COMPANY, INC.
By: /s/ Douglas I. Payne
Douglas I. Payne
Executive V.P. – Finance & Administration And Secretary
(Principal Financial and Accounting Officer)