Form 10-Q
period 2007-09-29
STANLEY FURNITURE CO INC.
filed 2007-10-16
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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

As of October 12, 2007, 10,332,179 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.CONSOLIDATED FINANCIAL STATEMENTS

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited)
	September 29,	December 31,
	2007	2006
ASSETS
Current assets:
Cash	$15,264	$6,269
Accounts receivable, less allowances of $2,132 and $1,554	35,270	32,260
Inventories:
Finished goods	47,998	45,172
Work-in-process	5,945	5,183
Raw materials	8,395	9,009
Total inventories	62,338	59,364

Prepaid expenses and other current assets	1,513	2,085
Deferred income taxes	3,357	3,928
Total current assets	117,742	103,906

Property, plant and equipment, net	47,662	49,159
Goodwill	9,072	9,072
Other assets	969	541
Total assets	$175,445	$162,678

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$2,857	$2,857
Accounts payable	17,432	17,789
Accrued salaries, wages and benefits	9,407	9,868
Other accrued expenses	2,637	1,356
Total current liabilities	32,333	31,870

Long-term debt, exclusive of current maturities	29,286	5,714
Deferred income taxes	6,475	7,422
Other long-term liabilities	8,430	8,025
Total liabilities	76,524	53,031

STOCKHOLDERS’ EQUITY
Common stock, $.02 par value, 25,000,000 shares authorized 10,332,179 and 10,928,610 shares issued and outstanding	207	219
Capital in excess of par value	548	59
Retained earnings	99,066	114,189
Accumulated other comprehensive loss	(900)	(4,820)
Total stockholders’ equity	98,921	109,647
Total liabilities and stockholders’ equity	$175,445	$162,678

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share data)

	Three Months		Nine Months
	Ended		Ended
	September	September	September	September
	29, 2007	30, 2006	29, 2007	30, 2006

Net sales	$73,181	$75,911	$216,011	$236,911

Cost of sales	60,432	60,951	176,128	184,575

Gross profit	12,749	14,960	39,883	52,336

Selling, general and administrative expenses	9,608	9,996	30,116	32,447
Pension plan termination charge (see note 4)			6,605
Operating income	3,141	4,964	3,162	19,889

Other income, net	79	91	187	252
Interest income	139	76	325	332
Interest expense	955	537	2,299	1,570

Income before income taxes	2,404	4,594	1,375	18,903

Income taxes	769	1,598	440	6,578

Net income	$1,635	$2,996	$935	$12,325

Earnings per share:

Basic	$.16	$.26	$.09	$1.04
Diluted	$.16	$.26	$.09	$1.01

Weighted average shares outstanding:

Basic	10,312	11,396	10,521	11,861
Diluted	10,503	11,657	10,744	12,147

Cash dividend declared and paid per common share	$.10	$.08	$.30	$.24

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)
(in thousands)

	Nine Months Ended
	September	September
	29, 2007	30, 2006
Cash flows from operating activities:
Cash received from customers	$212,857	$234,933
Cash paid to suppliers and employees	(204,407)	(199,742)
Interest paid, net	(1,488)	(1,335)
Income taxes paid, net	(3,537)	(8,612)
Net cash provided by operating activities	3,425	25,244

Cash flows from investing activities:
Capital expenditures	(3,206)	(2,023)
Purchase of other assets	(28)	(17)
Net cash (used) by investing activities	(3,234)	(2,040)

Cash flows from financing activities:
Issuance of senior notes	25,000
Repayment of senior notes	(1,428)	(1,428)
Purchase and retirement of common stock	(13,557)	(28,282)
Proceeds from insurance policy loans	1,386	1,241
Dividends paid	(3,161)	(2,859)
Proceeds from exercised stock options	532	713
Tax benefit from exercise of stock options	32	255
Net cash provided (used) by financing activities	8,804	(30,360)

Net increase (decrease) in cash	8,995	(7,156)
Cash at beginning of period	6,269	12,556
Cash at end of period	$15,264	$5,400

Reconciliation of net income to net cash provided by operating activities:

Net income (loss)	$935	$12,325
Depreciation and amortization	4,562	4,368
Pension termination	5,002
Deferred income taxes	(2,290)	(758)
Tax benefit from exercise of stock options	(32)	(255)
Stock-based compensation	492	268
Other, net	194	23
Changes in assets and liabilities:
Accounts receivable	(3,010)	(1,314)
Inventories	(2,974)	10,195
Prepaid expenses and other current assets	(959)	(406)
Accounts payable	(457)	1,822
Accrued salaries, wages and benefits	481	(1,262)
Other accrued expenses	1,384	777
Other assets	(308)	(265)
Other long-term liabilities	405	(274)
Net cash provided by operating activities	$3,425	$25,244

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

2.           Property, Plant and Equipment

	September	December
	29, 2007	31, 2006
Land and buildings	$41,372	$40,887
Machinery and equipment	82,116	79,051
Office furniture and equipment	1,452	1,452
Construction in process	1,387	2,071
Property, plant and equipment, at cost	126,327	123,461
Less accumulated depreciation	78,665	74,302
Property, plant and equipment, net	$47,662	$49,159

3.	Debt

	September	December
	29, 2007	31, 2006
7.43% senior notes due through November 18, 2007	$1,428	$1,428
6.94% senior notes due through May 3, 2011	5,715	7,143
6.73% senior notes due through May 3, 2017	25,000
Total	32,143	8,571
Less current maturities	2,857	2,857
Long-term debt, exclusive of current maturities	$29,286	$5,714

We received $25 million in proceeds from a private note placement in April 2007. The note bears interest at 6.73% per annum and is payable in seven equal annual principal payments starting in May 2011, with the final payment due in May 2017.  Proceeds from the loan are being used for general corporate purposes, including our stock repurchase program.

4.           Employee Benefit Plans

Final distribution of assets and termination of our defined benefit pension plan occurred during the second quarter of 2007.  As anticipated, this resulted in a final cash contribution of $1.6 million and a termination charge to earnings or settlement expense of $6.6 million.  Our supplemental plan (a nonqualified plan) was not affected by this termination.

Components of pension cost:

	Three Months		Nine Months
	Ended		Ended
	September	September	September	September
	29, 2007	30, 2006	29, 2007	30, 2006
Interest cost	$28	$232	$243	696
Expected return on plan assets		(245)	(188)	(736)
Amortization of accumulated loss	1	125	218	375
Net cost	29	112	273	335
Settlement expense		341	6,606	652
Total expense	$29	$453	$6,879	$987

Components of other postretirement benefit cost:

	Three Months		Nine Months
	Ended		Ended
	September	September	September	September
	29, 2007	30, 2006	29, 2007	30, 2006
Service cost	$20	$25	$62	$73
Interest cost	40	43	119	130
Amortization of transition obligation	32	33	97	98
Amortization of prior service cost	(2)		(6)
Amortization of accumulated loss	6	10	17	31
Net periodic postretirement benefit cost	$96	$111	$289	$332

5.	Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as potential common stock for purposes of computing diluted earnings per share.  Basic and diluted earnings per share are calculated using the following share data:

	Three Months		Nine Months
	Ended		Ended
	September	September	September	September
	29, 2007	30, 2006	29, 2007	30, 2006
Weighted average shares outstanding for basic calculation	10,312	11,396	10,521	11,861
Add: Effect of dilutive stock options	191	261	223	286
Weighted average shares outstanding Adjusted for diluted calculation	10,503	11,657	10,744	12,147

A reconciliation of the activity in Stockholders’ Equity accounts for the quarter ended September 30, 2007  is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Earnings	Loss
Balance, December 31, 2006	$219	$59	$114,189	$(4,820)
Cumulative effect of adoption of FIN 48			22
Adjusted balance, January 1, 2007	219	59	114,211	(4,820)
Net Income			935
Exercise of stock options	1	531
Tax benefit on exercise of stock options		91
Stock repurchases	(13)	(625)	(12,919)
Stock-based compensation		492
Cash dividends paid, $.30 per share			(3,161)
Pension termination				3,739
Adjustment to net periodic benefit cost				181
Balance, September 29, 2007	$207	$548	$99,066	$(900)

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

In response to this trend, we developed a blended strategy of combining our domestic manufacturing capabilities with an offshore sourcing program and realigned our manufacturing capacity. We incorporate selected imported finished items in our product line to lower cost, provide design flexibility and offer a better value to our customers. Sourced product represented approximately 34% of sales for both the first nine months of 2007 and total year 2006. We anticipate this percentage will remain about the same for the remainder of 2007.

In response to the continued industry-wide slowdown, we announced on October 10, 2007 plans to reduce our workforce and consolidate manufacturing operations by bringing our Martinsville production to our Stanleytown facility and expanding warehouse operations at the Martinsville facility.    This action will result in a reduction of about 250 associates over the next two to four months.  We expect to record a pre-tax restructuring and impairment charge, including operational inefficiencies, of about $6 million ($4.1 million after tax), or $.39 per share, about half of which will be non-cash.  Most of the earnings impact is expected to occur in the fourth quarter of 2007 and the first quarter of 2008.

We will continue to evaluate our manufacturing capacity needs considering current and anticipated demand for our products, overall market conditions, offshore sourcing opportunities, and other factors we consider relevant. Should further capacity reductions become necessary, this could cause asset impairment or other restructuring charges in the future.

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Income:

	Three Months		Nine Months
	Ended		Ended
	September	September	September	September
	29, 2007	30, 2006	29, 2007	30, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.6	80.3	81.5	77.9
Gross profit	17.4	19.7	18.5	22.1
Selling, general and administrative expenses	13.1	13.2	13.9	13.7
Pension plan termination charge			3.1
Operating income	4.3	6.5	1.5	8.4
Other income, net	.1	.1	.1	.1
Interest income	.2	.1	.1	.1
Interest expense	1.3	.7	1.1	.6
Income (loss) before income taxes	3.3	6.0	.6	8.0
Income taxes	1.1	2.1	.2	2.8
Net income (loss)	2.2%	3.9%	.4%	5.2%

Net sales decreased $2.7 million, or 3.6%, for the three month period ended September 29, 2007 from the comparable 2006 period. For the nine month period, net sales decreased $20.9 million, or 8.8% from the 2006 nine month period. This was primarily due to lower unit volume, resulting from continued weakness in demand, which we believe is due primarily to current industry conditions.

Gross profit margins for the three and nine month periods of 2007 were 17.4% and 18.5%, respectively, compared to 19.7% and 22.1%, for the comparable 2006 periods. Lower margins resulted primarily from lower sales and production levels, raw material inflation and increased compensation costs. The lower sales and production levels led to lower margins due to the under absorption of factory overhead costs. In addition, costs associated with the transition to lower staffing and output levels at one of our factories, which was completed late in the first quarter of 2007, reduced gross profit margins earlier in the year.

Selling, general and administrative expenses for the three and nine month periods of 2007 as a percentage of net sales were 13.1% and 13.9%, respectively, compared to 13.2% and 13.7% for the comparable 2006 periods.  Selling, general and administrative expenses for the three and nine months periods decreased $388,000 and $2.3 million, respectively, compared to the 2006 periods, due to lower selling expenses resulting from decreased sales, lower bad debt expense and cost control initiatives implemented in response to lower sales.

Final distribution of assets and termination of our defined benefit pension plan occurred during the second quarter of 2007, resulting in a settlement charge to earnings of $6.6 million pre-tax, or $4.5 million, net of taxes, and an additional cash contribution of $1.6 million.
As a result of the above, operating income, including the pension termination charge,  as a percentage of net sales was 4.3% and 1.5% for the three and nine month periods of 2007 compared to 6.5% and 8.4%, for the comparable 2006 periods.

Interest income for the three and nine month periods of 2007 increased primarily due to higher cash levels. Interest expense increased during the three and nine month periods due to higher average debt levels. The increase in interest income and interest expense is due primarily to the $25 million private note placement which occurred during the second quarter of 2007.

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

Working capital, excluding cash and current maturities of long-term debt, increased $4.4 million during the first nine months of 2007 to $73.0 million from $68.6 million at year end. The increase was primarily due to an increase in accounts receivable and inventories.

Cash generated from operations was $3.4 million in the first nine months of 2007 compared to $25.2 million in the 2006 period. The decrease was primarily due to lower receipts from customers due to lower sales, higher inventory levels and the final contribution of $1.6 million to terminate our defined benefit pension plan; offset by lower tax payments due to lower taxable income.

Net cash used by investing activities was $3.2 million in the 2007 period compared to $2.0 million in 2006 and consisted of normal capital expenditures. Capital expenditures for 2007 are now anticipated to be in the range of $4.0 million to $4.5 million.

Net cash provided by financing activities was $8.8 million in the 2007 period compared to net cash used of $30.4 million in the 2006 period. In the 2007 period, a portion of the proceeds from our $25 million private note placement and cash from operations provided funds for the purchase and retirement of our common stock, payment of cash dividends and a scheduled debt payment of $1.4 million. During the first nine months of 2007, $13.6 million was used to purchase 639,331 shares of our common stock in the open market at an average price of $21.20. Approximately $19.0 million is currently authorized by our Board of Directors to repurchase shares of our common stock. In the 2006 period, cash from operations and proceeds from the exercise of stock options provided funds for the purchase and retirement of our common stock and the payment of cash dividends.

At September 29, 2007, long-term debt including current maturities was $32.1 million. Debt service requirements are $1.4 million for the remainder of 2007, $1.4 million each in 2008 through 2010, and $5 million in 2011.

As of September 29, 2007, approximately $25 million of additional borrowings were available under the revolving credit facility and cash on hand was $15.3 million.

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

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward–looking statements.  These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.  These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Such risks and uncertainties include the cyclical nature of the furniture industry, competition in the furniture industry including competition from lower-cost foreign manufacturers, disruptions in offshore sourcing including those arising from supply or distribution disruptions or those arising from changes in political, economic and social conditions, as well as laws and regulations, in China or other countries from which we source products, international trade policies of the United States and countries from which we source products, manufacturing realignment including operational inefficiencies resulting from the consolidation, relocation and disposal costs relating to equipment at the Martinsville facility, the inability to obtain sufficient quantities of quality raw materials in a timely manner, business failures or loss of large customers, the inability to raise prices in response to inflation and increasing costs, failure to anticipate or respond to changes to consumer tastes and fashions in a timely manner, environmental compliance costs and extended business interruption at manufacturing facilities.

Any forward-looking statement speaks only as of the date of this filing and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Our revolving credit facility bears interest at a variable rate; therefore, changes in prevailing interest rates impact our borrowing costs.  A one-percentage point fluctuation in market interest rates would not have a material impact on earnings during the first nine months of 2007.

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

PART II.    OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

				Maximum number (or
			Total number of	approximate dollar
	Total		Shares purchased	value) of shares that
	number of	Average	as part of publicly	may yet be purchased
	Shares	price paid	announced plans	under the plans or
Period	Purchased	per share	or programs	programs (a)

July 1 to August 4, 2007	117,500	$19.14	117,500	$19,042,193
August 5 to September 1, 2007				$19,042,193
September 2 to Sept. 29, 2007				$19,042,193

Total	117,500	$19.14	117,500

(a)
On July 17, 2006, we announced that our Board of Directors increased our stock repurchase authorization to $50 million.  Consequently, we may purchase our common stock, from time to time, either directly or through agents, in the open market, through negotiated purchases or otherwise, at prices and on terms satisfactory to us.

ITEM 5.                      Other Information

On October 12, 2007, the registrant entered into an Amendment to Amended and Restated Note Purchase and Private Shelf Agreements (the “Note Agreement Amendment”) with The Prudential Insurance Company of America (“Prudential”), Hartford Life Insurance Company, Medica Health Plans, Pruco Life Insurance Company of New Jersey, Prudential Retirement Insurance and Annuity Company, Mutual of Omaha Insurance Company. The Note Agreement Amendment, a copy of which is filed as Exhibit 4.1 to this Form 10-Q, amends certain loan covenants primarily in connection with the restructuring and impairment charges relating to the consolidation of the Company’s Martinsville facility.

On October 12, 2007, Stanley Furniture Company Inc., a Delaware corporation (the “Company”), and Wachovia Bank, National Association, a national banking association and successor to SouthTrust Bank, an Alabama banking corporation (the “Lender”), entered into the Fifth Amendment to Credit Agreement, dated as of October 12, 2007 (the “Bank Amendment”), which amends the Credit Agreement, dated as of August 29, 2003 (as amended by the First Amendment to Credit Agreement, dated as of April 23, 2004, the Second Amendment to Credit Agreement, dated as of June 15, 2005, the Third Amendment to Credit Agreement dated July 14, 2006), the Fourth Amendment to Credit Agreement, dated as of July 13, 2007, by and between the Company and the Lender. The Bank Amendment amends certain loan covenants, a copy of which is filed as Exhibit 10.2 to this Form 10-Q, amends certain loan covenants primarily in connection with the restructuring and impairment charges relating to the consolidation of the Company’s Martinsville facility.

The foregoing summary is qualified in its entirety by reference to the Bank Amendment and the Note Agreement Amendment, copies of which are incorporated by reference to Exhibits 4.1 and 10.2, respectively, to this Form 10-Q.

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

4.1
Amendment to Amended and Restated Note Purchase and Private Shelf Agreements dated as of October 12, 2007, among the Registrant, The Prudential Insurance Company of America (“Prudential”), Hartford Life Insurance Company, Medica Health Plans, Pruco Life Insurance Company of New Jersey, Prudential Retirement Insurance and Annuity Company, Mutual of Omaha Insurance Company. (1)

10.1
Fourth Amendment, to the revolving credit facility dated August 29, 2003, between the Registrant and Wachovia Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended June 30, 2007.)

10.2	Fifth Amendment, dated October 12, 2007, to the revolving credit facility dated August 29, 2003, between the Registrant and Wachovia Bank. (1)

31.1	Certification by Jeffrey R. Scheffer, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification by Douglas I. Payne, our Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Jeffrey R. Scheffer, our Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Douglas I. Payne, our Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)           Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 16, 2007	STANLEY FURNITURE COMPANY, INC.
By: /s/ Douglas I. Payne
Douglas I. Payne
Executive V.P. – Finance & Administration And Secretary
(Principal Financial and Accounting Officer)