Form 10-K
period 2007-12-31
STANLEY FURNITURE CO INC.
filed 2008-02-04
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (x)  No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act, (check one): Large accelerated filer ( )  Accelerated filer (x)  Non-accelerated filer ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ( ) No (x)

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing price on June 30, 2007:  $203 million.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of January 25, 2008:
Common Stock, par value $.02 per share 10,332,179
(Class of Common Stock) Number of Shares

Documents incorporated by reference:  Portions of the Registrant’s Proxy Statement for our Annual Meeting of Stockholders scheduled for April 15, 2008 are incorporated by reference into Part III.

Part II

Part III

Item 10	Directors, Executive Officers and Corporate Governance	18
Item 11	Executive Compensation	18
Item 12	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	18
Item 13	Certain Relationships and Related Transactions, and Director Independence	18
Item 14	Principal Accounting Fees and Services	18

Part IV

Item 15	Exhibits, Financial Statement Schedules	19

Signatures	21

Index to Consolidated Financial Statements and Schedule	F1

Stanley Furniture Company, Inc.

PART I
Item 1.      Business

General

We are a leading designer and manufacturer of residential wood furniture exclusively targeted at the upper-medium price range.  We offer diversified product lines across all major style and product categories within this price range.  This product depth and extensive style selection makes us a complete wood furniture resource for retailers in our price range and allows us to respond more quickly to shifting consumer preferences.  We have established a broad distribution network that includes independent furniture stores, department stores, regional furniture chains, e-tailers and designers.  To provide our products and support this broad distribution network, we have implemented a blended operating strategy combining efficient and flexible manufacturing processes with offshore sourcing of selected items.  We incorporate selected imported finished items in our product line to lower costs, provide design flexibility and offer a better value to our customers.  We emphasize continuous improvement utilizing lean business principles on an enterprise wide basis to enable us to continue providing competitive advantages to our customers, such as breadth of selection, quick delivery, reduced inventory investment, high quality and value.

Products and Styles

Our product offerings cover all major design categories and include dining room, bedroom, home office, home entertainment, accent tables and infant and youth furniture marketed as Young America®.  We believe that the diversity of our product lines enables us to anticipate and respond quickly to changing consumer preferences and provides retailers a complete wood furniture resource in the upper-medium price range.  We believe that our products represent good value and that the quality and style of our furniture combined with our broad selection and quick delivery differentiates our products in the marketplace.

We provide products in a variety of woods and finishes.  Our products are designed to appeal to a broad range of consumers and cover all major style categories including traditional, contemporary, transitional and cottage designs.

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

Distribution

We have developed a broad domestic and international customer base and sell our furniture through approximately 60 independent sales representatives to independent furniture retailers, department stores and regional furniture chains, e-tailers and designers.  Representative customers in alphabetical order include, Carson Pirie Scott & Co., Furnitureland South, Gorman’s Furniture, Jordan’s Furniture, Kittles Home Furnishings Center, Inc., Louis Shanks, Mathis Brothers, Nebraska Furniture Mart, Raymour & Flanigan, Robb & Stucky, Schneiderman’s Furniture, Treasures Furniture, and Walter E. Smithe Furniture Inc.  We believe this broad network reduces exposure to regional recessions, and allows us to capitalize on emerging channels of distribution.  We offer tailored marketing programs to address each channel of distribution.

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

We sold to approximately 3,500 customers during 2007 and approximately 6% of our sales in 2007 were to international customers compared to 5% in 2006.  No single customer accounted for more than 10% of our sales in 2007.  No material part of the business is dependent upon a single customer, the loss of which would have a material effect on our business.  The loss of several major customers could have a material impact on our business.

Manufacturing and Offshore Sourcing

Our manufacturing strategy combines domestic manufacturing with global sourcing. Domestic manufacturing operations complement our product and distribution strategy allowing us to drive continuous improvement in quality and customer service, while reducing inventory costs.  Our domestic manufacturing strategy includes:

·	Smaller, more frequent and cost-effective production runs,
·	Identification and elimination of manufacturing bottlenecks and waste,
·	Employment of statistical process control and other quality tools,
·	Use of cellular manufacturing in the production of components and
·	Improvement of our relationships with suppliers by establishing primary suppliers.

In addition, a key element of our manufacturing practices is to involve all personnel, from hourly associates to management, in the improvement of the manufacturing processes by encouraging and responding to ideas to improve quality and to reduce manufacturing lead times.  Each of our manufacturing facilities is focused on compatible products to improve quality and lower production costs.

We also integrate the sourcing of selected finished items with our domestic manufacturing operations to further enhance our product and distribution strategy.  We acquire selected finished items and component parts from a limited number of offshore suppliers who can meet our quality specifications, production efficiency and scheduling requirements.  Approximately 35% of our sales volume in 2007 came from products sourced offshore with China representing the largest volume.  We anticipate this percentage to be about the same for 2008.

We operate manufacturing facilities in North Carolina and Virginia consisting of an aggregate of approximately three million square feet.  We consider our facilities to be generally modern, well-equipped and well-maintained.

We shipped customer orders within 15 days from the receipt of order on average during 2007.  We schedule production of our various styles based upon actual and anticipated orders.  To support our delivery performance, we maintain a higher inventory level of sourced products compared to those we manufacture.  Since we ship customer orders on average in 15 days, the size of our backlog is not necessarily indicative of our long-term operations.  Our backlog of unshipped orders was $17.5 million at December 31, 2007 and $17.6 million at December 31, 2006.

Raw Materials

The principal materials used in manufacturing our products include lumber, veneers, plywood, particle board, hardware, glue, finishing materials, glass products, laminates, fabrics and metals.  We use a variety of species of lumber, including cherry, oak, ash, poplar, pine and maple.  Our five largest raw material suppliers accounted for approximately 29% of our purchases in 2007.  We believe that our sources of supply for these materials are adequate and that we are not dependent on any one supplier.

Competition

We ranked 16th among the largest furniture manufacturers based on 2006 sales, according to Furniture/Today, a trade publication.  The furniture industry is highly competitive and includes a large number of foreign and domestic manufacturers, none of which dominates the market.  In addition, competition has significantly increased from foreign manufacturers in countries such as China and Vietnam which have lower production costs.  The markets in which we compete include a large number of relatively small manufacturers; however, certain competitors have substantially greater sales volumes and financial resources compared to us.  Competitive factors in the upper-medium price range include style, price, quality, delivery, design, service, selection and durability.  We believe that our manufacturing processes, our sourcing strategy, long-standing customer relationships and customer responsiveness, consistent support of existing diverse product lines that are high quality and good value, and our experienced management are competitive advantages.

Associates

At December 31, 2007, we employed approximately 1,800 associates.  None of our associates are represented by a labor union.  We consider our relationship with our associates to be good.

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

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements.  These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” “could”,  or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.  These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Such risks and uncertainties include the cyclical nature of the furniture industry, disruptions in offshore sourcing including those arising from supply or distribution disruptions or those arising from changes in political, economic and social conditions, as well as laws and regulations, in China or other countries from which we source products, international trade policies of the United States and countries from which we source products, business failures or loss of large customers, manufacturing realignment, competition in the furniture industry including competition from lower-cost foreign manufacturers, the inability to obtain sufficient quantities of quality raw materials in a timely manner, the inability to raise prices in response to inflation and increasing costs, failure to anticipate or respond to changes in consumer tastes and fashions in a timely manner, environmental compliance costs, and extended business interruption at manufacturing facilities.  In addition, we have made certain forward-looking statements with respect to payments we expect to receive under the Continued Dumping and Subsidy Offset Act, which are subject to the risks and uncertainties described in our discussion of those payments that may cause the actual payments to differ materially from those in the forward looking statements.  Any forward-looking statement speaks only as of the date of this filing, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

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

We may not be able to sustain sales and earnings levels due to economic downturns.

The furniture industry historically has been cyclical in nature and has fluctuated with economic cycles including the current downturn in the U.S. housing market.  During economic downturns, the furniture industry tends to experience longer periods of recession and greater declines than the general economy. We believe that the industry is significantly influenced by economic conditions generally and particularly by consumer behavior and confidence, the level of personal discretionary spending, housing activity, demographics and credit availability.  These factors not only affect the ultimate consumer, but also impact furniture retailers, which are our primary customers.  As a result, a worsening of current conditions or a future economic downturn could lower our sales and earnings.
As a result of our reliance on foreign sourcing:

·	Our ability to service customers could be adversely affected and result in lower sales and earnings.

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

·	Changes in political, economic and social conditions, as well as laws and regulations, in China
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

·	International trade policies of the United States and countries from which we source products could adversely affect us.

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

Item 1B.        Unresolved Staff Comments

None.

Item 2.      Properties

Set forth below is certain information with respect to our principal properties.  We believe that all these properties are well maintained and in good condition.  All of our plants are equipped with automatic sprinkler systems and modern fire protection equipment, which we believe are adequate.  All facilities set forth below are active and operational.  Production capacity and extent of utilization of our facilities are difficult to quantify with certainty because maximum capacity and utilization varies periodically depending upon the product being manufactured, the amount of component parts and finished items outsourced and the utilization of the labor force at the facility.  In 2007 we operated our facilities at levels significantly below their estimated capacity.   In late 2007 we announced the conversion of our Martinsville facility from a manufacturing to a warehousing operation.  We believe available capacity at our facilities together with the integration of selected imported finished items will be adequate to expand production to meet anticipated product requirements.

		Approximate	Owned
		Facility Size	or
Location	Primary Use	(Square Feet)	Leased
Stanleytown, VA	Manufacturing and Corporate Headquarters	1,721,000	Owned
Martinsville, VA	Manufacturing/Warehouse (1)	300,000	Owned
Lexington, NC	Manufacturing	635,000	Owned
Robbinsville, NC	Manufacturing	562,100	Owned
High Point, NC	Showroom	63,000	Leased
Martinsville, VA	Warehouse	243,000	Leased

(1) This facility is being converted from a manufacturing facility to a warehouse facility.

Item 3.      Legal Proceedings

In the normal course of business, we are involved in claims and lawsuits none of which currently, in our opinion, will have a material adverse affect on our consolidated financial statements.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Our executive officers and their ages as of January 1, 2008 are as follows:

Name	Age	Position
Jeffrey R. Scheffer	52	Chairman, President and Chief Executive Officer
Douglas I. Payne	49	Executive Vice President – Finance and
		Administration and Secretary
R. Glenn Prillaman	36	Senior Vice President – Marketing and Sales

Dennis K. Taggart	50	Vice President – Human Resources

Jeffrey R. Schefferhas been Chairman of the Board of Directors since April 2005 and Chief Executive Officer since December 2002.  Mr. Scheffer has been President since April 2001.  He also served as Chief Operating Officer from April 2001 to December 2002.  Prior to his employment with us, Mr. Scheffer served as President of American Drew, a furniture manufacturer, for five years.

Douglas I. Payne has been Executive Vice President – Finance and Administration since April 2001.  Mr. Payne previously held the position of Senior Vice President – Finance and Administration since December 1996.  He was our Vice President of Finance and Treasurer from September 1993 to December 1996.  Prior to that time, Mr. Payne held various financial management positions since his employment by us in 1983.  Mr. Payne has been our Secretary since 1988.

R. Glenn Prillamanhas been Senior Vice President – Marketing and Sales since September 2006. Mr. Prillaman previously held the position of Senior Vice President – Marketing/Sales – Young America® since August 2003.  He was our Vice President – Product Manager from January 2002 to August 2003.  Mr. Prillaman held various management positions in product development for Young America® from June 1999 to January 2002.  Mr. Prillaman is the son of Albert L. Prillaman who serves as lead director on the Board of Directors.

Dennis K. Taggart has been Vice President of Human Resources since his employment with us in January 2005. He has been an executive officer of the company since April 2006. Prior to his employment with us, Mr. Taggart served as Director of Human Resources for Whirlpool Corporation, an appliance manufacturer, since 2000. Prior to that, he held various human resource positions with Hillenbrand Industries, a healthcare and funeral services company, since 1985.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities

Our common stock is quoted on the Nasdaq Stock Market (“Nasdaq”) under the symbol STLY.  The table below sets forth the high and low sales prices per share, for the periods indicated, as reported by Nasdaq.

	2007			2006
			Dividends			Dividends
	High	Low	Paid	High	Low	Paid
First Quarter	$22.16	$19.38	$.10	$29.96	$22.77	$.08
Second Quarter	23.74	20.20	.10	29.58	20.00	.08
Third Quarter	22.25	15.89	.10	25.57	20.54	.08
Fourth Quarter	17.38	10.39	.10	24.06	19.11	.08

As of January 25, 2008, we have approximately 2,900 beneficial stockholders.  Our dividend policy is subject to review and revision by the Board of Directors and any future payments will depend upon our financial condition, our capital requirements and earnings, as well as other factors the Board of Directors may deem relevant.

Performance Graph

The following graph compares cumulative total stockholder return for the Company with a broad performance indicator, the Nasdaq Non-Financial Stock index (an industry index) and a Peer group index for the period from December 31, 2002 to December 31, 2007.

Comparison of Cumulative Total Return(1)
Stanley Furniture Company, Inc.,
Nasdaq Non-Financial Stock Index and Peer Group Index

$250
$200
$150
$100
$50
Stanley Furniture
Peer Group Index (2)
Nasdaq Non-Financial Stock Index (3)
2002
2003
2004
2005
2006
2007

(1)
The graph shows the cumulative total return on $100 invested at the market close on December 31, 2002, the last trading day in 2002, in Common Stock or the specified index, including reinvestments of dividends.

(2)
Peer Group Index as prepared by Hemscott, Inc. consists of SIC Code 2511 Wood Household Furniture Index and SIC code 2512 Wood Household Furniture, Upholstered. At January 2, 2008, Hemscott reported that these two indexes consisted of Bassett Furniture Industries, Inc., Chromcraft Revington, Inc., Ethan Allen Interiors, Inc., Flexsteel Industries, Inc., Furniture Brands International, Hooker Furniture Corp., La-Z-Boy, Inc. and Stanley Furniture Company, Inc.

(3)	Nasdaq Non-Financial Stock Index prepared for The Nasdaq Stock Market by the Center for Research in Securities Prices at the University of Chicago.

 Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of December 31, 2007:

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans
approved by stockholders	840,488	$16.15	29,016
Equity compensation plans
not approved by stockholders(1)	200,000	13.94
Total	1,040,488	$15.73	29,016

(1)Represents a one time option grant to Jeffrey R. Scheffer, in connection with his employment as our President and
   Chief Operating Officer in April 2001.

Item 6.      Selected Financial Data

		Years Ended December 31,
Income Statement Data:
	2007	2006	2005	2004	2003
Net sales	$282,847	$307,547	$333,646	$305,815	$265,263
Cost of sales (1)	235,937	242,679	251,937	230,174	203,410
Gross profit	46,910	64,868	81,709	75,641	61,853
Selling, general and administrative	39,573	42,139	44,267	40,953	35,637
Pension plan termination charge (2)	(6,605)
Operating income	732	22,729	37,442	34,688	26,216
Income from Continued Dumping andSubsidy Offset Act, net	10,429	4,419
Other income, net	265	297	288	188	203
Interest expense, net	2,679	1,710	1,825	2,343	2,748
Income before income taxes	8,747	25,735	35,905	32,533	23,671
Income taxes	2,845	8,954	12,674	11,744	8,521
Net income	$5,902	$16,781	$23,231	$20,789	$15,150

Basic Earnings Per Share: (3)
Net income	$.56	$1.44	$1.82	$1.65	$1.20
Weighted average shares	10,478	11,649	12,766	12,574	12,651

Diluted Earnings Per Share: (3)
Net income	$.55	$1.41	$1.77	$1.59	$1.17
Weighted average shares	10,677	11,924	13,154	13,099	12,923

Cash dividends paid per share	$.40	$.32	$.24	$.20	$.10

Balance Sheet and Other Data:
Cash	$31,648	$6,269	$12,556	$7,632	$2,509
Inventories	58,086	59,364	69,961	73,658	54,638
Working capital	91,852	72,036	91,200	88,567	64,455
Total assets	173,731	162,678	190,488	188,888	164,203
Long-term debt including
current maturities	30,714	8,571	11,428	15,685	22,700
Stockholders’ equity	102,851	109,647	132,749	127,265	102,558
Capital expenditures	$3,951	$4,196	$4,986	$1,718	$1,243
Stock repurchases:
Shares (3)	639	1,423	1,057		1,132
Total cost	$13,557	$33,576	$22,993		$14,788

(1)	Included in cost of sales in 2007 is $3.6 million pretax ($2.4 million after tax), or $.23 per diluted share, for the conversion of one of our manufacturing facilities to a warehouse operation.
(2)	We terminated our defined benefit pension plan in 2007, resulting in a charge to earnings of $6.6 million pretax (4.5 million after tax), or $.42 per diluted share.
(3)	Amounts have been retroactively adjusted to reflect the two-for-one stock split, distributed in the form of a stock dividend, on June 6, 2005.

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

In response to this trend we developed a blended strategy of combining our domestic manufacturing capabilities with an offshore sourcing program and have continued to realign our manufacturing capacity.  We incorporate selected imported finished items in our product line to lower costs, provide design flexibility and offer a better value to our customers.  Sourced products were approximately 35% of our sales in 2007 compared to 34% in 2006.  We anticipate this percentage will remain about the same for 2008.

In 2005, we began reinvigorating our continuous improvement efforts using lean business principles to improve processes and efficiencies.  While these renewed efforts have shown positive results, it is difficult to project the speed and the extent to which we will be able to lower costs, improve quality and reduce inventories.

In response to the lower demand caused by industry-wide slowdown that began in late 2005, we have lowered our headcount by approximately 700, or 28%, over the past two years and we are currently in the process of converting our Martinsville facility from a manufacturing to a warehouse operation.

We will continue to evaluate our manufacturing capacity needs considering offshore sourcing opportunities, current and anticipated demand for our products, overall market conditions and other factors we consider relevant. Should further capacity reductions become necessary, this could cause asset impairment or other restructuring charges in the future.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Income:

	For the Years Ended
	December 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	83.4	78.9	75.5
Gross profit	16.6	21.1	24.5
Selling, general and administrative expenses	14.0	13.7	13.3
Pension plan termination charge	2.3
Operating income	.3	7.4	11.2
Income from Continued Dumping and Subsidy Offset Act, net	3.7	1.4
Other income, net	.1	.1	.1
Interest expense, net	1.0	.5	.5
Income before income taxes	3.1	8.4	10.8
Income taxes	1.0	2.9	3.8
Net income	2.1%	5.5%	7.0%

2007 Compared to 2006

Net sales decreased $24.7 million, or 8.0%, in 2007 compared to 2006.  The decrease was due primarily to lower unit volume, resulting from continued weakness in demand, which we believe is due to an industry wide slow down.

Gross profit for 2007 decreased to 16.6% from 21.1% in 2006.  Lower margins resulted from lower sales and production levels, raw material inflation and increased compensation costs.  The lower sales and production levels led to lower margins due to the under absorption of factory overhead costs.  Also, a restructuring charge of $3.6 million for the conversion of one of our manufacturing facilities into a warehouse operation contributed to the lower gross profit margin in 2007.  We expect to record an additional charge in 2008 of about $1.0 million with most of the impact occurring in the first half of the year.

Selling, general and administrative expenditures as a percentage of net sales were 14.0% in 2007 compared to 13.7% in 2006.  The higher percentage for 2007 is due primarily to lower sales.  Selling, general and administrative expenses decreased $2.6 million during 2007 compared to 2006, due to lower selling expenses resulting from decreased sales and cost control initiatives implemented in response to lower sales.

Final distribution of assets and termination of our defined benefit pension plan occurred during 2007, resulting in a settlement charge to earnings of $6.6 million and a final cash contribution of $1.6 million.

As a result of the above, operating income as a percentage of net sales was .3% for 2007, compared to 7.4% for 2006.

We recorded income of $10.4 million, net of legal expenses, from the receipt of funds under the Continued Dumping and Subsidy Offset Act of 2000 (CDSOA) and related settlement payments in connection with the case involving wooden bedroom furniture imported from China.  CDSOA funds recorded in 2006 were 4.4 million, net of legal expenses and tariff adjustments.

Interest expense for 2007 compared to 2006 increased $1.0 million due primarily to the $25 million private note placement funded in 2007.

The effective tax rate for 2007 is 32.5%, compared to 34.8%, for 2006.  The decrease in the effective tax rate is primarily due to lower taxable income. The effective tax rate for 2008 is expected to be in the range of 32.0% to 32.5%.

2006 Compared to 2005

Net sales decreased $26.1 million, or 7.8%, in 2006 compared to 2005.  The decrease was due primarily to lower unit volume, resulting from continued weakness in demand, which we believed was due to current industry conditions, partially offset by higher average selling prices.

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

Selling, general and administrative expenditures as a percentage of net sales was 13.7% in 2006 compared to 13.3% in 2005.  The higher percentage for 2006 was due primarily to lower sales. Selling, general and administrative expenses decreased $2.1 million during 2006 compared to 2005, due to lower selling expenses resulting from decreased sales and lower performance based compensation expense due to lower earnings. These lower costs were partially offset by increased bad debt expense and consulting fees related to our continuous improvement efforts.

As a result of the above, operating income as a percentage of net sales was 7.4% for 2006, compared to 11.2% for 2005.

We recorded income of $4.4 million, net of legal expenses and tariff adjustments in 2006, from the receipt of funds under the Continued Dumping and Subsidy Offset Act of 2000 (CDSOA) in connection with the case involving wooden bedroom furniture imported from China.  The CDSOA provides for the distribution of monies collected by the U.S. Customs and Border Protection from antidumping cases to qualified domestic producers, in cases where domestic producers continue to invest in their technology, equipment, and people.  CDSOA funds recorded in 2005 were insignificant.

Interest expense for 2006 decreased primarily due to lower average debt levels.

The effective tax rate for 2006 was 34.8%, compared to 35.3% for 2005.  The decrease in the effective tax rate was primarily due to lower taxable income.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand, cash from operations and amounts available under a $25.0 million credit facility that matures in August 2009.  These sources have been adequate for day-to-day expenditures, debt payments, purchases of our stock, capital expenditures and payment of cash dividends to stockholders.  In April 2007, we received $25 million in proceeds from a private note placement.  The note bears interest at 6.73% per annum and is payable in seven equal annual principal payments starting in May 2011 with the final payment due in May 2017.  We expect these sources of liquidity to continue to be adequate for the future.

Working capital, excluding cash and current maturities of long-term debt, decreased $7.0 million during 2007 to $61.6 million from $68.6 million in 2006.  The decrease was primarily due to lower accounts receivable and inventories, reflecting lower sales.

We currently have $19.0 million available under our Board of Directors authorization to repurchase shares of our common stock  Consequently, we may, from time to time, either directly or through agents, repurchase our common stock in the open market, through negotiated purchases or otherwise, at prices and on terms satisfactory to us.  Depending on market prices and other relevant conditions, such purchases may be discontinued at any time.

Cash generated from operations was $23.0 million in 2007 compared to $35.3 million in 2006 and $32.8 million in 2005.  The decrease in 2007 was primarily due to lower cash received from customers due to lower sales and was partially offset by lower tax payments due to lower taxable earnings.  The increase in cash from operations for 2006 compared to 2005 was due to lower cash paid to suppliers and employees due to lower production levels which was partially offset by lower cash collections from customers due to lower sales.

Net cash used by investing activities was $4.0 million in 2007 compared to $4.2 million in 2006 and $5.0 million in 2005, and consisted primarily of normal capital expenditures.  Capital expenditures in 2008 are anticipated to be in the range of $3.0 million to $4.0 million.

Net cash provided by financing activities was $6.3 million in 2007, compared to cash used of $37.4 million and $22.9 million in 2006 and 2005, respectively. In 2007, a portion of the proceeds from our $25 million private note placement and cash from operations provided funds for the purchase and retirement of our common stock, payment of cash dividends and scheduled debt payments.  In 2006 and 2005, cash from operations was used to purchase and retire common stock, pay cash dividends and make scheduled debt payments.  Over the last three years $70.1 million was used to purchase 3.1 million shares of our common stock in the open market at an average price of $22.47.

At December 31, 2007, long-term debt including current maturities was $30.7 million.  Debt service requirements are $1.4 million in each of 2008, 2009, and 2010, $5.0 million in 2011, and $3.6 million in 2012.  As of December 31, 2007, approximately $25.0 million of borrowings were available under a revolving credit facility and cash on hand was $31.6 million.

The following table sets forth our contractual cash obligations and other commercial commitments at December 31, 2007 (in thousands):

		Payment due or commitment expiration
		Less Than			Over
	Total	1 year	1-3 years	3-5 years	5 years
Contractual cash obligations:
Long-term debt	$30,714	$1,428	$2,857	$ 8,571	$17,857
Postretirement benefits other than pensions(1)	2,784	295	577	551	1,362
Fixed interest payment on long-term debt	11,720	2,030	3,761	2,934	2,995
Operating leases	1,356	743	613
Total contractual cash obligations	$46,574	$4,496	$7,808	$12,056	$22,214
Other commercial commitments:
Letters of credit	$ 1,610	$1,610

(1)
The 1983 Group Annuity Mortality tables were used in estimating future benefit payments, and the health care cost trend rate for determining payments is 8.0% for 2007 and gradually declines to 5.5% in 2010 where it is assumed to remain constant for the remaining years.

Not included in the above table is unrecognized tax benefits of $899,000.

 Continued Dumping and Subsidy Offset Act (CDSOA)

The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection from antidumping cases to qualified domestic producers where the domestic producers have continued to invest in their technology, equipment and people.  We recorded income of $10.4 million and $4.4 million in 2007 and 2006, respectively, net of legal expenses, from CDSOA payments and related settlement payments.

In February 2006, U.S. legislation was enacted that ends CDSOA distributions for imports covered by antidumping duty orders entering the U.S. after September 30, 2007.  Instead, these antidumping duties for merchandise entering the U.S. after September 30, 2007 will remain with the U.S. Treasury.

According to U.S. Customs and Border Protection, as of October 1, 2007, approximately $178 million in duties had been secured by cash deposits and bonds on unliquidated entries, and this amount is potentially available for distribution under CDSOA to eligible domestic manufacturers in connection with the case involving wooden bedroom furniture imported from China.  In addition, approximately $41 million of funds available for distribution were set aside by the government over the past two years for a group of domestic producers that have requested CDSOA funds and are not eligible to receive funds based on the CDSOA and the government’s historical administration of the CDSOA.  The government set aside these CDSOA funds in connection with two lower court cases decided against the government on constitutional grounds that have been appealed.  The resolution of these legal appeals will have a significant impact on the amount of additional CDSOA funds we receive.

There are a number of factors that can affect how much additional CDSOA funds we receive. These factors include:

·	the annual administrative review process which can retroactively increase or decrease the actual duties owed on entries secured by cash deposits and bonds,
·
our percentage allocation which is based on our qualifying expenditures in relation to the qualifying expenditures of other eligible domestic producers requesting distribution for the relevant time periods under CDSOA,

·	the ultimate resolution of the legal appeals discussed above, and
·	other administrative and legal challenges that may be instituted.

Assuming our percentage allocation in future years is the same as it was for the 2007 payment (approximately 25% of the funds distributed), that the amount of $178 million collected by the government as of October 1, 2007 does not change as a result of the annual administrative review process or otherwise, and that the government loses the pending appeals based on constitutional issues (reducing our percentage allocation by approximately 50% based on the amount of funds held back for this pending litigation in 2007), we could potentially receive approximately $22 million in additional CDSOA funds. If the government ultimately prevails on the pending constitutional legal challenges and the other assumptions remain the same, we could potentially receive approximately $32 million more in funds, for a total of approximately $55 million in additional CDSOA funds.  Due to the uncertainty of the various legal and administrative processes, we cannot provide assurances as to the amount of additional CDSOA funds that ultimately will be received, if any, and we cannot predict when we may receive any additional CDSOA funds.

Critical Accounting Policies

We have chosen accounting policies that are necessary to accurately and fairly report our operational and financial position.  Below are the critical accounting policies that involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for doubtful accounts – We maintain an allowance for doubtful receivables for estimated losses resulting from the inability of trade customers to make required payments.  We provide an allowance for specific customer accounts where collection is doubtful and also provide an allowance for other accounts based on historical collection and write-off experience.  Judgment is critical because some customers have historically experienced financial difficulties.  As the financial condition of these customers and the related receivable balances change, the level of such allowances will be reevaluated.

Inventory valuation – Inventory is valued at the lower of cost or market.  Cost for all inventories is determined using the first-in, first-out (FIFO) method.  We evaluate our inventory to determine excess or slow moving items based on current order activity and projections of future demand.  For those items identified, we estimate our market value or net sales value based on current trends.  Those items having a net sales value less than cost are written down to their net sales value.  This process recognizes projected inventory losses when they become evident rather than at the time they are sold.

Long-lived assets – Property, plant and equipment is reviewed for possible impairment when events indicate that the carrying amount of an asset may not be recoverable.  Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods.  Depreciation policy reflects judgments on the estimated useful lives of assets.

Tax contingencies – Tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities.  These potential exposures result from the varying applications of statutes, rules, regulations and interpretations.  Our tax contingencies contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions.  The ultimate resolution of these matters may be greater or less than the amount that we have provided.

Self-Insurance – We are self-insured for certain claims related to medical insurance and workers’ compensation.  We maintain stop loss coverage with third party insurers to limit our total exposure.  The self-insurance liability represents an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date.  The estimated liability is established based upon analysis of historical data to ensure that the liability is appropriate.  If actual claims differ from our estimates, our financial results could be impacted.

Tariffs imposed on wooden bedroom furniture imported from China – Tariff expense is based on the most current rates published by the Department of Commerce.  These rates are potentially subject to an administrative review process starting approximately one year after the publication date.  The final amounts will depend on whether administrative reviews are performed and the outcome of those reviews, if any, on the vendors we purchase from.  Consequently, any significant adjustments to these tariff rates could have a material impact on our financial results.

Off-Balance Sheet Arrangements

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

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

Our obligation under the revolving credit facility bears interest at a variable rate; therefore, changes in prevailing interest rates impact our borrowing costs.  A one-percentage point fluctuation in market interest rates would not have had a material impact on earnings in 2007.  None of our foreign sales or purchases are denominated in foreign currency and we do not have any foreign currency hedging transactions.  While our foreign purchases are denominated in U.S. dollars, a relative decline in the value of the U.S. dollar could result in an increase in the cost of products obtained from offshore sourcing and reduce our earnings, unless we are able to increase our prices for these items to reflect any such increased cost.

Item 8.     Financial Statements and Supplementary Data

The consolidated financial statements and schedule listed in items 15(a) (1) and (a) (2) hereof are incorporated herein by reference and are filed as part of this report.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

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

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Information related to our directors is set forth under the caption “Election of Directors” of our proxy statement (the “2008 Proxy Statement”) for our annual meeting of shareholders scheduled for April 15, 2008.  Such information is incorporated herein by reference.

Information relating to compliance with section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2008 Proxy Statement and is incorporated herein by reference.

Information relating to the Audit Committee and Board of Directors determinations concerning whether a member of the Audit Committee of the Board is a “financial expert” as that term is defined under Item 407(d) (5) of Regulation S-K is set forth under the caption “Board and Board Committee Information” of our 2008 Proxy Statement and is incorporated herein by reference.

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

Item 11.     Executive Compensation

Information relating to our executive compensation is set forth under the captions “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our 2008 Proxy Statement.  Such information is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our information relating to this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of our 2008 Proxy Statement.  Such information is incorporated herein by reference.

Information concerning our equity compensation plan is included in Part II of this report under the caption “Equity Compensation Plan Information.”

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Our information relating to this item is set forth under the caption “Compensation of Executive Officers – Employment Agreements and Related Transactions” and “Board and Board Committee Information” of our 2008 Proxy Statement.  Such information is incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services

Our information relating to this item is set forth under the caption “Independent Registered Public Accountants” of our 2008 Proxy Statement.  Such information is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a)          Documents filed as a part of this Report:

(1)	The following consolidated financial statements are included in this report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Income for each of the three years in the period ended December 31, 2007
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2007
Consolidated Statements of Cash Flow for each of the three years in the period ended December 31, 2007
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2007

(b)	Exhibits:

3.1	The Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended July 2, 2005).

3.2	By-laws of the Registrant as amended (incorporated by reference to Exhibit 3 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed December 7, 2007).

4.1	The Certificate of Incorporation and By-laws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1 and 3.2 hereto).

4.2
Amended and Restated Note Purchase and Private Shelf Agreement dated as of January 26, 2007, among the Registrant, The Prudential Insurance Company of America, the other purchasers named therein and the affiliates of Prudential who became purchasers as defined therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (Commission File No 0-14938) filed February 1, 2007).

4.3
Amendment to Amended and Restated Note Purchase and Private Shelf Agreements dated as of October 12, 2007, among the Registrant, The Prudential Insurance Company of America (“Prudential”), Hartford Life Insurance Company, Medica Health Plans, Pruco Life Insurance Company of New Jersey, Prudential Retirement Insurance and Annuity Company, Mutual of Omaha Insurance Company. (incorporated by Reference to Exhibit 4.1 to the Registrant’s Form 10-Q (Commission File No 0-17938) for the quarter ended September 29, 2007).

4.4
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

10.5
Employment Agreement dated as of June 1, 1996, between Douglas I. Payne and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended June 30, 1996).(2)

10.6
2000 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement (Commission File No. 0-14938) for the special meeting of stockholders held on August 24, 2000).(2)

10.7
Amendment No. 1 to The Stanley Furniture Company, Inc. 1994 Stock Option Plan dated as of July 1, 2000 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended September 30, 2000).(2)

10.8
Employment Agreement made as of April 9, 2001 between Jeffrey R. Scheffer and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended June 30, 2001).(2)

10.9
Option Agreement, dated April 30, 2001, between the Registrant and Jeffrey R. Scheffer (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended September 29, 2001).(2)

10.10
Second Amendment to Supplemental Retirement Plan of Stanley Furniture Company, Inc. effective January 1, 2002 (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2002).(2)

10.11
First Amendment, dated March 1, 2003, to the Employment Agreement, dated April 9, 2001, between the Registrant and Jeffrey R. Scheffer (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended March 29, 2003).(2)

10. 12
Credit Agreement, dated August 29, 2003, between the Registrant and SouthTrust Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended September 27, 2003).

10.13
First Amendment, dated April 23, 2004, to the revolving credit facility dated August 29, 2003, between the registrant and SouthTrust Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended June 26, 2004).

10.14
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

10.16
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

(2)	Management contract or compensatory plan

10.18
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

10.20
Non-Competition Agreement, dated as of December 14, 2005, between the Registrant and Albert L. Prillaman (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed on December 19, 2005). (2)

10.21
Third Amendment, dated July 14, 2006, to the revolving credit facility dated August 29, 2003, between the Registrant and Wachovia Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No 0-14938) filed July 18, 2006).

10.22
Fourth Amendment dated July 13, 2007, to the Revolving Credit Facility dated August 29, 2003, between the Registrant and Wachovia Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-9 (Commission File No 0-14938) for the quarter ended June 30, 2007.

21	List of Subsidiaries(1)

23	Consent of PricewaterhouseCoopers LLP(1)

31.1	Certification by Jeffrey R. Scheffer, our Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (1)

31.2	Certification by Douglas I. Payne, our Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (1)

32.1	Certification by Jeffrey R. Scheffer, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2	Certification by Douglas I. Payne, our Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1)	Filed Herewith
(2)	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

STANLEY FURNITURE COMPANY, INC.

February 4, 2008	By: /s/Jeffrey R. Scheffer
Jeffrey R. Scheffer
Chairman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Jeffrey R. Scheffer (Jeffrey R. Scheffer)	Chairman and President and Chief Executive Officer (Principal Executive Officer)	February 4, 2008

/s/Douglas I. Payne (Douglas I. Payne)	Executive Vice President - Finance and Administration and Secretary (Principal Financial and Accounting Officer)	February 4, 2008

/s/Robert G. Culp, III (Robert G. Culp, III)	Director	February 4, 2008

/s/Michael P. Haley (Michael P. Haley)	Director	February 4, 2008

/s/Thomas L. Millner (Thomas L. Millner)	Director	February 4, 2008

/s/T. Scott McIlhenny, Jr. (T. Scott McIlhenny, Jr.)	Director	February 4, 2008

/s/Albert L. Prillaman (Albert L. Prillaman)	Director	February 4, 2008

STANLEY FURNITURE COMPANY, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets as of December 31, 2007 and 2006	F3

Consolidated Statements of Income for each of the three years in the period
ended December 31, 2007	F4

Consolidated Statements of Changes in Stockholders’ Equity for each of the
three years in the period ended December 31, 2007	F5

Consolidated Statements of Cash Flows for each of the three years in the
period ended December 31, 2007	F6

Notes to Consolidated Financial Statements	F7

Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts for each of the three
years in the period ended December 31, 2007	S1

F 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Stanley Furniture Company, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Stanley Furniture Company, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As discussed in Notes 4, 6 and 7 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions effective January 1, 2007, share-based compensation effective January 1, 2006 and defined benefit pension and other postretirement plans effective December 31, 2006.

PricewaterhouseCoopers LLP
Richmond, Virginia
January 28, 2008

F 2

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash	$31,648	$6,269
Accounts receivable, less allowances of $1,482 and $1,554	25,393	32,260
Inventories:
Finished goods	46,250	45,172
Work-in-process	4,432	5,183
Raw materials	7,404	9,009
Total inventories	58,086	59,364

Prepaid expenses and other current assets	1,767	2,085
Deferred income taxes	3,381	3,928
Total current assets	120,275	103,906

Property, plant and equipment, net	43,898	49,159
Goodwill	9,072	9,072
Other assets	486	541
Total assets	$173,731	$162,678

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$1,428	$2,857
Accounts payable	16,106	17,789
Accrued salaries, wages and benefits	7,108	9,868
Other accrued expenses	3,781	1,356
Total current liabilities	28,423	31,870

Long-term debt, exclusive of current maturities	29,286	5,714
Deferred income taxes	4,824	7,422
Other long-term liabilities	8,347	8,025
Total liabilities	70,880	53,031

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 25,000,000 shares authorized,
10,332,179 shares issued and outstanding	207	219
Capital in excess of par value	591	59
Retained earnings	102,999	114,189
Accumulated other comprehensive loss	(946)	(4,820)
Total stockholders’ equity	102,851	109,647
Total liabilities and stockholders’ equity	$173,731	$162,678

The accompanying notes are an integral part
of the consolidated financial statements.

F 3

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Years Ended December 31,
	2007	2006	2005
Net sales	$282,847	$307,547	$333,646

Cost of sales	235,937	242,679	251,937

Gross profit	46,910	64,868	81,709

Selling, general and administrative expenses	39,573	42,139	44,267

Pension plan termination charge	(6,605)

Operating income	732	22,729	37,442

Income from Continued Dumping and Subsidy Offset Act, net	10,429	4,419
Other income, net	265	297	288
Interest income	556	383	358
Interest expense	3,235	2,093	2,183

Income before income taxes	8,747	25,735	35,905

Income taxes	2,845	8,954	12,674

Net income	$5,902	$16,781	$23,231

Earnings per share:

Basic	$.56	$1.44	$1.82
Diluted	$.55	$1.41	$1.77

Weighted average shares outstanding:

Basic	10,478	11,649	12,766
Diluted	10,677	11,924	13,154

Cash dividends declared and paid
per common share	$.40	$.32	$.24

The accompanying notes are an integral part
of the consolidated financial statements.
F 4

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For each of the three years in the period ended December 31, 2007
(in thousands, except per share data)
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
Balance at December 31, 2004	12,830	$257	$10,207	$116,952	$(151)	$127,265

Net income				23,231		23,231
Minimum pension liability, net of
deferred income tax benefit of $17					(27)	(27)
Comprehensive income						23,204
Exercise of stock options	469	9	6,353			6,362
Stock awards	10		244			244
Tax benefit on exercise of stock options			1,748			1,748
Purchase and retirement of stock	(1,057)	(21)	(18,552)	(4,420)		(22,993)
Dividends paid, $0.24 per share				(3,081)		(3,081)
Balance at December 31, 2005	12,252	245		132,682	(178)	132,749

Net income				16,781		16,781
Minimum pension liability, net of
deferred income tax benefit of $2,361					(3,812)	(3,812)
Comprehensive income						12,969
Adjustment to initially apply SFAS No. 158 net of deferred income tax
benefit of $514					(830)	(830)
Exercise of stock options	90	2	1,109			1,111
Stock awards	10		247			247
Stock based compenssation			357	(30)		327
Tax benefit on exercise of stock options			386			386
Purchase and retirement of stock	(1,423)	(28)	(2,040)	(31,508)		(33,576)
Dividends paid, $0.32 per share				(3,736)		(3,736)
Balance at December 31, 2006	10,929	219	59	114,189	(4,820)	109,647
Cumulative effect of adoption of FIN48				21		21

Adjusted balance, January 1, 2007	10,929	219	59	114,210	(4,820)	109,668

Net income				5,902		5,902
Prior service cost, net of deferrd income tax benefit of $1					(2)	(2)
Actuarial loss, net of deferred income tax benefit of $136					(141)	(141)
Comprehensive income						5,759
Termination of defined benefit pension plan, net of
deferred income tax benefit of $2,488					4,017	4,017

Exercise of stock options	43	1	531			532
Stock-based compensation			534			534
Tax benefit on exercise of stock options			92			92
Purchase and retirement of stock	(640)	(13)	(625)	(12,919)		(13,557)
Dividends paid, $0.40 per share				(4,194)		(4,194)

Balance at December 31, 2007	10,332	$207	$591	$102,999	$(946)	$102,851

The accompanying notes are an integral part of the consolidated financial statements

F 5

STANLEY FURNITURE COMPANY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	1,
	2007	2006	2005
Cash flows from operating activities:
Cash received from customers	$289,951	$311,726	$333,233
Cash paid to suppliers and employees	(269,795)	(268,787)	(287,559)
Cash from Continued Dumping and Subsidy Offset Act, net	9,986	4,419
Interest paid, net	(2,359)	(1,651)	(1,792)
Income taxes paid	(4,775)	(10,383)	(11,080)
Net cash provided by operating activities	23,008	35,324	32,802

Cash flows from investing activities:
Capital expenditures	(3,951)	(4,196)	(4,986)
Other, net	(20)		(33)
Net cash used by investing activities	(3,971)	(4,196)	(5,019)

Cash flows from financing activities:
Proceeds from senior notes	25,000
Purchase and retirement of common stock	(13,557)	(33,576)	(22,993)
Repayment of senior notes	(2,857)	(2,857)	(4,257)
Dividends paid	(4,194)	(3,736)	(3,081)
Proceeds from exercise of stock options	532	1,111	6,362
Tax benefit from exercise of stock options	32	402
Proceeds from insurance policy loans	1,386	1,241	1,110
Net cash provided (used) by financing activities	6,342	(37,415)	(22,859)

Net increase (decrease) in cash	25,379	(6,287)	4,924
Cash at beginning of year	6,269	12,556	7,632

Cash at end of year	$31,648	$6,269	$12,556

Reconciliation of net income to net cash provided by operating activities:

Net income	$5,902	$16,781	$23,231
Adjustments to reconcile net income to net cash
provided by operating activities:
Pension plan termination charge	6,605
Depreciation	8,982	5,759	5,582
Amortization	72	78	88
Deferred income taxes	(4,083)	(1,331)	(609)
Stock-based compensation	534	327
Tax benefit from exercise of stock options	(32)	(402)
Other, net	220	23	2
Changes in assets and liabilities:
Accounts receivable	6,867	4,697	(921)
Inventories	1,278	10,597	3,697
Prepaid expenses and other current assets	(1,142)	(600)	(1,415)
Accounts payable	(1,783)	1,384	349
Accrued salaries, wages and benefits	(3,028)	(1,075)	815
Other accrued expenses	2,528	22	1,641
Other assets	88	379	248
Other long-term liabilities	_______	(1,315)	94
Net cash provided by operating activities	$23,008	$35,324	$32,802

Supplemental disclosure of cash flow information:
Non-cash financing activities:
Stock awards .	______	$247	$244

The accompanying notes are an integral part
of the consolidated financial statements

F 6

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

Certain amounts in prior years have been reclassified to conform with the presentation adopted in the current prior year.

Revenue Recognition

Sales are recognized when products are shipped to customers.  Revenue includes amounts billed to customers for shipping.  Costs to warehouse and prepare goods for shipping to customers are expensed and recorded in selling, general and administrative expenses and amounted to $5.0 million, $6.0 million, and $6.6 million in 2007, 2006 and 2005, respectively.

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

Capitalized Software Cost
We amortize purchased computer software costs using the straight-line method over the estimated economic lives of the related products. Unamortized cost at December 31, 2007 and 2006 was approximately $75,000 and $115,000, respectively, and is included in other assets.

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

Fair Value of Financial Instruments
The fair value of our long-term debt is estimated using a discounted cash flow analysis based on the incremental borrowing rates currently available to us for loans with similar terms and maturities.  At December 31, 2007, the fair value is not materially different than our carrying value.  The fair value of trade receivables, trade payables and letters of credit approximate the carrying amount because of the short maturity of these instruments.

F 7

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

Stock Split
During 2005, the Board of Directors declared a two for one stock split in the form of a 100% stock dividend distributed on June 6, 2005. All share and per share information has been restated to reflect the stock split.

Goodwill
In accordance with Statement of Financial Accounting Standard No. 142, (“SFAS 142”), “Goodwill and Other Intangible Assets,” we tested goodwill for impairment as of December 31, 2007 and 2006 and determined that no impairment loss was necessary.  We will continue to test goodwill for impairment at least annually.

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

2.          Property, Plant and Equipment

	Depreciable
	lives	(in thousands)
	(in years)	2007	2006
Land and buildings	20 to 50	$41,874	$40,887
Machinery and equipment	5 to 12	80,589	79,051
Office furniture and equipment	3 to 10	1,377	1,452
Construction in progress		61	2,071
Property, plant and equipment, at cost		123,901	123,461
Less accumulated depreciation		80,003	74,302
Property, plant and equipment, net		$43,898	$49,159

3. Debt

	(in thousands)
	2007	2006
6.73% Senior notes due through May 3, 2017	$25,000
7.43% Senior notes due through November 18, 2007		$1,428
6.94% Senior notes due through May 3, 2011	5,714	7,143
Total	30,714	8,571
Less current maturities	1,428	2,857
Long-term debt, exclusive of current maturities	$29,286	$5,714

Annual principal requirements are $1.4 million in each of 2008, 2009, and 2010, $5.0 million in 2011, and $3.6 million in 2012.

F 8

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	Debt (continued)

At December 31, 2007, no borrowings were outstanding under a revolving credit facility that provides for maximum borrowings of $25.0 million and matures in August 2009.  Interest is payable monthly at the reserve adjusted LIBOR plus .50% per annum (4.85% on December 31, 2007) or, at our option, prime minus 1.0% (7.25% on December 31, 2007).  We utilize letters of credit to collateralize certain insurance policies and inventory purchases.  Outstanding letters of credit at December 31, 2007 were $1.6 million.

We received $25 million in proceeds from a private note placement on April 2007. This note bears interest at 6.73% per annum and is payable in seven equal principal payments starting in May 2011, with the final payment due in May 2017. The above loan agreements require us to maintain certain financial covenants, including a limit on total debt and a fixed charge coverage ratio.

4.            Income Taxes

The provision for income taxes consists of (in thousands):

	2007	2006	2005
Current:
Federal	$5,730	$9,440	$12,198
State	1,072	845	1,101
Total current	6,802	10,285	13,299
Deferred:
Federal	(3,439)	(1,158)	(543)
State	(517)	(174)	(82)
Total deferred	(3,957)	(1,332)	(625)
Income taxes	$2,845	$8,954	$12,674

A reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate follows:

	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	4.9	3.0	2.5
State tax credits and adjustments		(.8)	(.7)
Increase in cash surrender value
of life insurance policies	(4.7)	(1.4)	(.9)
Deduction for qualified domestic
production activities	(.8)	(.4)	(.5)
Tax-exempt interest income	(1.4)	(.5)
Other, net	(.5)	(.1)	(.1)
Effective income tax rate	32.5%	34.8%	35.3%

F 9

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.            Income Taxes (continued)

The income tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31 follow (in thousands):

	2007	2006
Current deferred tax assets (liabilities):
Accounts receivable	$421	$594
Employee benefits	2,872	3,226
Other accrued expenses	88	108
Net current deferred tax asset	$3,381	$3,928

Noncurrent deferred tax liabilities (assets):
Property, plant and equipment	$7,225	$9,334
Employee benefits	(1,913)	(1,912)
Other accrued expenses	(488)
Net noncurrent deferred tax liability	$4,824	$7,422

We adopted the provision of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at January 1, 2007	$1,027
Gross increases for tax positions of prior years	7
Gross decreases for tax positions of prior years
Settlements
Lapse of statute of limitations	(43)
Unrecognized tax benefits balance at December 31, 2007	$991

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007 and December 31, 2007, we had approximately $400,000 and $431,000 of accrued interest related to uncertain tax positions, respectively.

Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $899,000 as of December 31, 2007 and $923,000 as of January 1, 2007. The tax years 2004-2006 remain open to examination by major taxing jurisdictions to which we are subject.

5.            Stockholders’ Equity

For the three years ending December 31, 2007, we have used $70.1 million of cash to purchase 3.1 million shares of our common stock on the open market at an average price of $22.47.  At December 31, 2007, we have approximately $19.0 million available on the current Board of Directors authorization to acquire additional shares.

In addition to common stock, authorized capital includes 1,000,000 shares of “blank check” preferred stock.  None was outstanding during the three years ended December 31, 2007.  The Board of Directors is authorized to issue such stock in series and to fix the designation, powers, preferences, rights, limitations and restrictions with respect to any series of such shares.  Such “blank check” preferred stock may rank prior to common stock as to dividend rights, liquidation preferences or both, may have full or limited voting rights and may be convertible into shares of common stock.

F 10

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.            Stockholders’ Equity (continued)

Basic and diluted earnings per share are calculated using the following share data (in thousands):
	2007	2006	2005
Weighted average shares outstanding
for basic calculation	10,478	11,649	12,766
Effect of stock options	199	275	388
Weighted average shares outstanding
for diluted calculation……………………………….	10,677	11,924	13,154

6.            Stock Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123 (R)”) using the modified-prospective-transition method.  Under this transition method, compensation cost in 2007 and 2006 includes options granted prior to but not vested as of December 31, 2005, and options granted in 2006 and 2007. Therefore, results for 2005 have not been restated.

The reported net income and earnings per share for 2005 have been presented below to reflect the impact of the adoption of SFAS No. 123 (R) had we been required to adopt this standard in 2005.

2005
Net income as reported	$23,231
Deduct: Total stock-based compensation expense determined
under fair value based method for all awards, net of related
tax effects	628
Pro forma net income	$22,603

Earnings per share:
Basic – as reported	$1.82
Basic – pro forma	$1.77
Diluted – as reported	$1.77
Diluted – pro forma	$1.72

As of December 31, 2007, there was approximately $1.4 million of unrecognized compensation cost related to unvested share-based compensation awards granted.  That cost is expected to be recognized over the next three to four years.

Our stock option plans provide for the granting of stock options and stock awards up to an aggregate of 5,000,000 shares of common stock to employees and directors at prices equal to the market value of the stock on the dates the options were granted.  The options granted have a term of 10 years from the grant date and granted options for employees vest ratably over a four to five year period.  The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date.  We have estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes pricing valuation model.  The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense.  The weighted average for key assumptions used in determining the fair value of options granted during 2007 follows:

Expected price volatility	35.55%
Risk-free interest rate	3.47%
Weighted average expected life in years	5.45
Dividend yield	3.51%
Forfeiture rate	6.69%

F 11

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.            Stock Based Compensation (continued)

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield, forfeiture rate and the expected lives of the options.  The risk-free interest rate was selected based upon yields of  U.S. Treasury issues with a term equal to the expected life of the option being valued.

Stock option activity for the three years ended December 31, 2007, follows:
	Number of shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2004	1,217,400	$13.45	5.8
Exercised	(469,000)	13.57
Granted	106,728	24.09

Outstanding at December 31, 2005	855,128	14.71	5.7
Lapsed	(25,000)	18.05
Exercised	(90,000)	12.35
Granted	185,275	23.65

Outstanding at December 31, 2006	925,403	16.64	5.8
Lapsed	(30,000)	24.04
Exercised	(42,900)	12.41
Granted	187,985	11.79

Outstanding at December 31, 2007	1,040,488	$15.73	4.4	$214

Exercisable at December 31, 2007	719,888	$15.24	4.1	$6

At December 31, 2007, 29,016 shares were available for future grants and awards.

The average fair market value of options granted, and cash proceeds, tax benefits and intrinsic value related to total stock options exercised during 2007, 2006 and 2005 are as follows (in thousands, except per share data):

	2007	2006	2005
Average fair market value of options granted (per share)	$3.25	$9.89	$9.32
Proceeds from stock options exercised	532	1,111	6,362
Tax benefits related to stock options exercised	92	386	1,748
Intrinsic value of stock options exercised	246	1,046	4,730

7.            Employee Benefits Plans

Defined Contribution Plan

We maintain a defined contribution plan covering substantially all of our employees and make discretionary matching and profit sharing contributions.  The total plan cost, including employer contributions, was $1.1 million in 2007, $1.5 million in 2006 and $1.7 million in 2005.

F 12

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.            Employee Benefits Plans (continued)

Pension Plans

In July 2006, we announced our decision to terminate our defined benefit pension plan (the “Plan”).  No benefits have accrued under the plan since it was frozen in December 1995, at which time our contributions to a 401(k) savings plan became the primary retirement benefit. Final distribution of assets and termination of our defined benefit pension plan occurred during 2007, resulting in a settlement charge to earnings of $6.6 million pretax, or $4.5 million after taxes, and a final cash contribution of $1.6 million. We made no cash contributions to the Stanley Retirement Plan in 2006. Our supplemental plan (a nonqualified plan) was not affected by the termination.

We adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132 (R),” as of December 31, 2006.

  The financial status of the plans at December 31 follows (in thousands):

	2007		2006
	Stanley	Supple-	Stanley	Supple-
	Retirement	mental	Retirement	mental
	Plan	Plan	Plan	Plan
Change in benefit obligation:
Beginning benefit obligation	$15,065	$1,979	$14,197	$2,084
Interest cost	157	115	818	110
Actuarial loss	408	(14)	2,479	(57)
Benefits paid	(96)	(159)	(2,429)	(158)
Plan termination payments	(15,534)
Ending benefit obligation		1,921	15,065	1,979
Change in plan assets:
Beginning fair value of plan assets	13,914		15,254
Actual return on plan assets	113		1,089
Employer contributions	1,603	159		158
Benefits paid	(15,630)	(159)	(2,429)	(158)
Ending fair value of plan assets			13,914
Funded status	$	$(1,921)	$(1,151)	$(1,979)

Amount recognized in the consolidated balance sheet:
Current liabilities	$	$(159)	(1,151)	(159)
Non-current liabilities		(1,762)		(1,820)
Total	$	$(1,921)	$(1,151)	$(1,979)

In 2006, in order to provide the necessary liquidity for final distribution of plan assets, we moved plan assets to short term investments.

F 13

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.            Employee Benefits Plans (continued)

Components of pension cost follow (in thousands):

	2007	2006	2005
Interest cost	$272	$928	$939
Expected return on plan assets	(188)	(982)	(1,009)
Net amortization and deferral	219	500	437
Net cost	303	446	367
Settlement expense	6,606	904	985
Total expense	$6,909	$1,350	$1,352

The assumptions used to determine the plans’ financial status and pension cost were:

	2007		2006		2005
Discount rate for funded status	6.20	%(a)	5.75%/5.00	%(b)	5.50%
Discount rate for pension cost	5.75%/5.00	%(b)	5.50%		5.50%
Return on assets			6.50%		6.50%
(a)	Rate relates to the Supplemental Plan.
(b)	The 5.75% relates to the Supplemental Plan. The Stanley Retirement Plan used a discount rate of 5.00%, which is the rate that was used at distribution.

Estimated future benefit payments for the supplemental plan are $158,000 in 2008, $156,000 in 2009, $154,000 in 2010, $151,000 in 2011, $152,000 in 2012, and a total of $740,000 from 2013 through 2017.

Our pension expense is developed from actuarial valuations.  Interest rates used in these valuations are key assumptions, including discount rates used in determining the present value of future benefit payments and expected return on plan assets, which are reviewed and updated on an annual basis at the beginning of each year.  We are required to consider current market conditions, including changes in interest rates, in making assumptions.  In establishing our expected return on assets assumption, we review asset allocation considering plan maturity and develop return assumptions based on different asset classes adjusting for plan operating expenses.  The return assumptions are established after reviewing historical returns of broader market indexes, as well as historical performance of the investments of The Stanley Retirement Plan.  For 2007, the discount rate was based on the rate at which benefits would be calculated on the distribution date and the return on assets was based on returns expected from short term investments.

F 14

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.            Employee Benefits Plans (continued)

Postretirement Benefits Other Than Pensions

We provide health care benefits to eligible retired employees between the ages of 55 and 65 and provide life insurance benefits to eligible retired employees from age 55 until death.  The plan’s financial status at December 31, the measurement date, follows (in thousands):

	2007	2006
Change in benefit obligation:
Beginning benefit obligation	$2,876	$3,298
Service cost	79	71
Interest cost	172	155
Actuarial (gain) loss	141	(299)
Plan participants’ contributions	193	170
Benefits paid	(507)	(435)
Amendments		(84)
Ending benefit obligation	2,954	2,876
Change in plan assets:
Beginning fair value of plan assets
Employer contributions	314	265
Plan participants’ contributions	193	170
Benefits paid	(507)	(435)
Ending fair value of plan assets
Funded status	$(2,954)	$(2,876)

Amount recognized in the consolidated balance sheet:
Current liabilities	$295	$251
Non current liabilities	2,659	2,625
Total	$2,954	$2,876

Components of net periodic postretirement benefit cost were (in thousands):
	2007	2006	2005
Service cost	$79	$71	$88
Interest cost	172	155	183
Amortization of transition obligation	122	122	130
Amortization of net actuarial loss	39	27	66
Net periodic postretirement benefit cost	$412	$375	$467

The assumptions used to determine the plan’s financial status and postretirement benefit cost:
	2007	2006	2005
Discount rate for funded status	6.05%	5.75%	5.50%
Discount rate for postretirement benefit cost	5.75%	5.50%	5.50%
Health care cost assumed trend rate for next year	8.00%	9.00%	9.50%
Rate that the cost trend rate gradually declines to	5.50%	5.50%	5.50%
Year that the rate reaches the rate it is assumed to
remain at	2010	2010	2010

An increase or decrease in the assumed health care cost trend rate of one percentage point in each future year would affect the accumulated postretirement benefit obligation at December 31, 2007 by approximately $156,000 and the annual postretirement benefit cost by approximately $20,200.

Estimated future benefit payments are $295,000 in 2008, $290,000 in 2009, $287,000 in 2010, $274,000 in 2011, 277,000 in 2012 and a total of $1.4 million from 2013 through 2017.

F 15

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.            Employee Benefits Plans (continued)

Since the postretirement benefits other than pension do not cover any benefits after age 65, the Medicare Prescription Drug Act will have no impact on the benefits provided under this plan.

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost at December 31, 2007, are as follows (in thousands):
	Stanley Retirement Plan	Supplemental Plan	Other Postretirement Benefits
Net loss	$	$207	$742

Net transition obligation			582
Total	$	$207	$1,324

The amounts in accumulated other comprehensive incomes that are expected to be recognized as components of net periodic benefit cost during 2008 are as follows (in thousands):

	Stanley Retirement Plan	Supplemental Plan	Other Postretirement Benefits
Net loss	$	$	$23

Net transition obligation			122
Total	$	$	$145

Deferred Compensation

We have a deferred compensation plan, funded with life insurance policies, which permitted certain management employees to defer portions of their compensation and earn a fixed rate of return.  No deferrals have been made since 1991.  The accrued liabilities relating to this of $1.7 million at December 31, 2007 and 2006 are included in accrued salaries, wages and benefits and other long-term liabilities.  The cash surrender value, net of policy loans, is included in other assets.  Policy loan interest of $1.5 million, $1.3 million and $1.2 million was charged to interest expense in 2007, 2006 and 2005, respectively.

8.               Restructuring Charge

In the fourth quarter of 2007, we approved a plan to convert our Martinsville, Virginia facility from a manufacturing to a warehouse operation.  As a result, we recorded a charge to cost of goods sold of $3.6 million in the fourth quarter of 2007, which consisted mainly of higher depreciation charges due to shorter useful lives of machinery and equipment.

9.               Income for Continued Dumping and Subsidy Offset Act

We recorded income of $10.4 million, net of legal expenses from the receipt of funds under the Continued Dumping and Subsidy Offset Act of 2000 (CDSOA) and related settlement payments in connection with the case involving wooden bedroom furniture imported from China. The CDSOA provides for the distribution of monies collected by the U.S. Customs and Border Protection from antidumping cases to qualified domestic producers, in cases where domestic producers continue to invest in their technology, equipment, and people. CDSOA Funds recorded in 2006 were $4.4 million, net of legal expenses and tariff adjustments.

F 16

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.               Commitments and Contingencies

We lease warehouse space, showroom space and certain technology equipment.  Rental expenses charged to operations were $2.7 million, $3.2 million and $3.5 million in 2007, 2006 and 2005, respectively.  Future minimum lease payments are approximately as follows: 2008- $781,000; 2009 - $617,000; 2010 - $70,000, 2011 - $0 and 2012- $0.

In the normal course of business, we are involved in claims and lawsuits, none of which currently, in management’s opinion, will have a material adverse affect on our Consolidated Financial Statements.

11.            New Accounting Standards

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

12.            Quarterly Results of Operations (Unaudited)
                                                                                                                           (in thousands, except per share data)
2007 Quarters:	First	Second		Third	Fourth
Net Sales	$75,108	$67,722		$73,181	$66,836
Gross profit	13,494	13,640		12,749	7,027
Net income	1,676	(2,376	)(1)	1,635	4,967	(2)(3)
Net income per share:
Basic	$.16	$.23		$.16	.48	(2)(3)
Diluted	.15	.23		.16	.48	(2)(3)
Dividend paid per share	.10	.10		.10	.10

2006 Quarters:
Net sales	$83,524	$77,476		$75,911	$70,636
Gross profit	19,758	17,618		14,960	12,532
Net income	5,392	3,937		2,996	4,456	(4)
Net income per share:
Basic	$.44	$.33		$.26	$.41	(4)
Diluted	.43	.32		.26	.40	(4)
Dividend paid per share	.08	.08		.08	.08

(1)	Includes pension plan termination charge of $4.5 million, or $.42 per share.
(2)	Includes $7.0 million, or $.66 per share, of income from Continued Dumping and Subsidy Offset Act receipts.
(3)	Includes pretax restructuring charge of $3.6 million ($2.4 million after tax) or $.23 per share, for the conversion of one of our manufacturing facilities to a warehouse operation.
(4)	Includes $2.9 million, or $.26 per share, of income from Continued Dumping and Subsidy Offset Act receipts.

F 17

STANLEY FURNITURE COMPANY, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For each of the Three Years in the Period Ended December 31, 2007
(in thousands)

	Balance at Beginning of Period	Charged (Credited) to Costs & Expenses		Deductions		Balance at End of Period
2007
Doubtful receivables	$715	$480		$370	(a)	$825
Discounts, returns,
and allowances	839	(182	)(b)			657
	$1,554	$298		$370		$1,482

2006
Doubtful receivables	$650	$975		$910	(a)	$715
Discounts, returns,
and allowances	916	(77	)(b)			839
	$1,566	$898		$910		$1,554

2005
Doubtful receivables	$1,050	$(213)		$187	(a)	$650
Discounts, returns,
and allowances	911	5	(b)			916
	$1,961	$(208)		$187		$1,566

(a)  Uncollectible receivables written-off, net of recoveries.
(b)  Represents net increase (decrease) in the reserve.

S 1