Form 10-Q
period 2008-03-29
STANLEY FURNITURE CO INC.
filed 2008-04-17
CIK 797465

3
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
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
Large accelerated filer ( )                     Accelerated filer (x)
Non-accelerated filer ( ) (Do not check if a smaller reporting company)    Smaller reporting company ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (x)

As of April 11, 2008, 10,332,179 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 29, 2008	December 31, 2007
ASSETS
Current assets:
Cash	$32,169	$31,648
Accounts receivable, less allowances of $1,721 and $1,482	28,545	25,393
Inventories:
Finished goods	41,718	46,250
Work-in-process	4,204	4,432
Raw materials	7,364	7,404
Total inventories	53,286	58,086

Prepaid expenses and other current assets	1,561	1,767
Deferred income taxes	3,376	3,381
Total current assets	118,937	120,275

Property, plant and equipment, net	42,614	43,898
Goodwill	9,072	9,072
Other assets	101	486
Total assets	$170,724	$173,731

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$1,428	$1,428
Accounts payable	13,571	16,106
Accrued salaries, wages and benefits	8,038	7,108
Other accrued expenses	2,441	3,781
Total current liabilities	25,478	28,423

Long-term debt, exclusive of current maturities	29,286	29,286
Deferred income taxes	4,597	4,824
Other long-term liabilities	8,334	8,347
Total liabilities	67,695	70,880

STOCKHOLDERS’ EQUITY
Common stock, $.02 par value, 25,000,000 shares authorized and 10,332,179 shares issued and outstanding	207	207
Capital in excess of par value	715	591
Retained earnings	103,015	102,999
Accumulated other comprehensive loss	(908)	(946)
Total stockholders’ equity	103,029	102,851
Total liabilities and stockholders’ equity	$170,724	$173,731

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
 (in thousands, except per share data)

	Three Months Ended
	March 29, 2008	March 31, 20077

Net sales	$62,534	$75,108

Cost of sales	51,714	61,614

Gross profit	10,820	13,494

Selling, general and administrative expenses	8,770	10,415

Operating income	2,050	3,079

Other income (expense), net	72	(68)
Interest income	205	27
Interest expense	919	517

Income before income taxes	1,408	2,521

Income taxes	359	845

Net income	$1,049	$1,676

Earnings per share:

Basic	$.10	$.16
Diluted	$.10	$.15

Weighted average shares outstanding:

Basic	10,332	10,761
Diluted	10,354	10,994

Cash dividend declared and paid per common share	$.10	$.10

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
 (in thousands)

	Three Months Ended
	March 29, 2008	March 31, 2007
Cash flows from operating activities:
Cash received from customers	$59,335	$72,016
Cash paid to suppliers and employees	(55,300)	(66,003)
Interest received, net	196	16
Income taxes paid, net	(2,595)	(511)
Net cash provided by operating activities	1,636	5,518

Cash flows from investing activities:
Capital expenditures	(82)	(1,126)
Net cash used by investing activities	(82)	(1,126)

Cash flows from financing activities:
Purchase and retirement of common stock		(7,252)
Dividends paid	(1,033)	(1,077)
Net cash used by financing activities	(1,033)	(8,329)

Net increase (decrease) in cash	521	(3,937)
Cash at beginning of period	31,648	6,269
Cash at end of period	$32,169	$2,332

Reconciliation of net income to net cash provided by operating activities:
Net income	$1,049	$1,676
Depreciation and Amortization	1,379	1,532
Deferred income taxes	(222)	(55)
Stock-based compensation	124	114
Other, net		194
Changes in assets and liabilities:
Accounts receivable	(3,152)	(3,054)
Inventories	4,800	3,097
Prepaid expenses and other current assets	188	1,116
Accounts payable	(2,535)	(736)
Accrued salaries, wages and benefits	993	531
Other accrued expenses	(1,351)	801
Other assets	390	351
Other long-term liabilities	(27)	(49)
Net cash provided by operating activities	$1,636	$5,518

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

2.           Property, Plant and Equipment

	March 29, 2008	December 31, 2007
Land and buildings	$41,874	$41,874
Machinery and equipment	80,624	80,589
Office furniture and equipment	1,377	1,377
Construction in process	108	61
Property, plant and equipment, at cost	123,983	123,901
Less accumulated depreciation	81,369	80,003
Property, plant and equipment, net	$42,614	$43,898

3.	Debt

	March 29, 20088	December 31, 2007
6.73% senior notes due through May 3, 2017	$25,000	$25,000
6.94% senior notes due through May 3, 2011	5,714	5,714
Total	30,714	30,714
Less current maturities	1,428	1,428
Long-term debt, exclusive of current maturities	$29,286	$29,286

4.           Employee Benefits Plans

              Components of other postretirement benefit cost:
	Three Months Ended
	March 29, 2008 8	March 31, 2007 7
Service cost	$22	$21
Interest cost	71	39
Amortization of transition obligation	33	32
Amortization of prior service cost	(2)	(2)
Amortization of accumulated loss	7	6
Net periodic postretirement benefit cost	$131	$96

5.           Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding.  Outstanding stock options are treated as potential common stock for purposes of computing diluted earnings per share.  Basic and diluted earnings per share are calculated using the following share data:

	Three Months Ended
	Mar. 29, 2008 8	Mar. 31, 2007 7
Weighted average shares outstanding for basic calculation	10,332	10,761
Add: Effect of dilutive stock options	22	233
Weighted average shares outstanding, adjusted for diluted calculation	10,354	10,994

A reconciliation of the activity in Stockholders’ Equity accounts for the quarter ended March 29, 2008 is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Earnings	Loss
Balance, December 31, 2007	$207	$591	$102,999	$ (946)
Net Income			1,049
Stock-based compensation		124
Cash dividends paid, $.10 per share			(1,033)
Adjustment to net periodic benefit cost				38
Balance, March 29, 2008	$207	$715	$103,015	$(908)

6.           Recently Issued Accounting Pronouncements

We adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value, and FASB Statement No. 157, Fair Value Measurements. Neither of these statements had an impact on results for the first quarter of 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We have not yet determined the impact that the implementation of SFAS No. 157 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however we do not anticipate it to significantly impact our consolidated financial statements.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Income:

	Three Months Ended
	March 29, 2008	March 31, 2007
Net sales	100.0%	100.0%
Cost of sales	82.7	82.0
Gross profit	17.3	18.0
Selling, general and administrative expenses	14.0	13.9
Operating income	3.3	4.1
Other (expense) income, net	.1	(.1)
Interest income	.3
Interest expense	1.4	.6
Income before income taxes	2.3	3.4
Income taxes	.6	1.1
Net income	1.7%	2.2%

Net sales decreased $12.6 million, or 16.7%, for the three month period ended March 29, 2008, from the comparable 2007 period. This was primarily due to lower unit volume, resulting from continued weakness in demand, which we believe is due to current industry conditions.  Partially offsetting this lower unit volume was an increase in average selling prices.

Gross profit margin for the three month period of 2008 was 17.3% compared to 18.0% for the 2007 period. Lower margin resulted from lower sales and production levels, operating inefficiencies and inflation in raw material and other costs. These factors were partially mitigated by higher average selling prices and cost savings from the consolidation of manufacturing operations.  The lower sales and production levels led to lower margins due to the under absorption of factory overhead costs. Operating inefficiencies primarily resulted from cost associated with the transition of production from our Martinsville facility to our Stanleytown facility as we converted our Martinsville facility to a warehouse operation.  We also incurred approximately $220,000 in cost to relocate machinery and equipment from our Martinsville facility to other facilities.  We expect to record an additional $800,000 during the remainder of 2008 for additional machinery and equipment relocation cost and final phases of converting the Martinsville facility to a warehouse operation.

Selling, general and administrative expenses as a percentage of net sales were 14.0% for the three month period of 2008 compared to 13.9% for the 2007 period.  These expenses as a percentage of net sales were approximately the same for both periods primarily due to cost control initiatives and lower selling expenses resulting from decreased sales.

As a result of the above, operating income as a percentage of net sales was 3.3% for the three month period of 2008 compared to 4.1% for the comparable 2007 period.

Interest expense and interest income for the three month period of 2008 increased primarily due to a $25 million private note placement funded in the second quarter of 2007.

The effective tax rate for 2008 is expected to be 25.5%, compared to 32.5% for total year 2007. The lower rate for 2008 is due primarily to lower taxable income and higher tax-exempt interest income.

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

Working capital, excluding cash and current maturities of long-term debt, increased $1.1 million during the first three months of 2008 to $62.7 million from $61.6 million at year end.  The increase was primarily due to higher accounts receivable partially offset by lower inventories.

Cash generated from operations was $1.6 million in the first three months of 2008 compared to $5.5 million in the 2007 period.  The decrease was primarily due to lower receipts from customers due to lower sales.

Net cash used by investing activities was $82,000 in the 2008 period compared to $1.1 million in 2007 and consisted of normal capital expenditures.  We originally budgeted approximately $3.0 million in capital expenditures for 2008; however in light of current business conditions we are in the process of re-evaluating our capital expenditure plans for 2008.

Net cash used by financing activities was $1.0 million in the 2008 period compared to $8.3 million in the 2007 period.  In the 2008 period, cash from operations provided funds for cash dividends.  In the 2007 period, cash from operations and cash on hand provided funds for the purchase and retirement of our common stock and cash dividends.  Approximately $19.0 million is currently authorized by our Board of Directors to repurchase shares of our common stock.

At March 29, 2008, long-term debt including current maturities was $30.7 million.  Debt service requirements are $1.4 million in 2008, 2009 and 2010, $5.0 million in 2011 and $3.6 million in 2012.  As of March 29, 2008, approximately $25 million of additional borrowings were available under the revolving credit facility and cash on hand was $32.2 million.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2007 annual report on form 10K.

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

Our revolving credit facility bears interest at a variable rate; therefore, changes in prevailing interest rates impact our borrowing costs.  A one-percentage point fluctuation in market interest rates would not have a material impact on earnings during the first three months of 2008.

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

Part II. OTHER INFORMATION

Item 5.       Other Information.

On April 17, 2008, the Registrant issued a press release announcing the declaration of a quarterly cash dividend and the election of Albert L. Prillaman as Chairman.  The press release is filed as Exhibit 99.1 to this Form 10-Q and incorporated herein by reference.

Item 6.	Exhibits

3.1
Restated Certificate of Incorporation of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended July 2, 2005).

3.2	By-laws of the Registrant as amended (incorporated by reference to Exhibit 3 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed December 7, 2007).

31.1	Certification by Jeffrey R. Scheffer, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification by Douglas I. Payne, our Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Jeffrey R. Scheffer, our Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Douglas I. Payne, our Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

99.1	Press release by Stanley Furniture Company, Inc. on April 17, 2008.(1)

(1)           Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 17, 2008	STANLEY FURNITURE COMPANY, INC.
By: /s/ Douglas I. Payne
Douglas I. Payne
Executive V.P. – Finance & Administration and Secretary
(Principal Financial and Accounting Officer)