Form 10-Q
period 2008-07-15
STANLEY FURNITURE CO INC.
filed 2008-07-15
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (x) No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one);
Large accelerated filer ( )   Accelerated filer (x)
Non-accelerated filer ( ) (Do not check if a smaller reporting company)  Smaller reporting Company ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (x)

As of July 11, 2008, 10,332,179 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 28,	December 31,
	2008	2007
ASSETS
Current assets:
Cash	$33,894	$31,648
Accounts receivable, less allowances of $1,915 and $1,482	25,917	25,393
Inventories:
Finished goods	39,929	46,250
Work-in-process	4,534	4,432
Raw materials	6,653	7,404
Total inventories	51,116	58,086

Prepaid expenses and other current assets	1,380	1,767
Deferred income taxes	3,426	3,381
Total current assets	115,733	120,275

Property, plant and equipment, net	41,637	43,898
Goodwill	9,072	9,072
Other assets	1,520	486
Total assets	$167,962	$173,731

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$1,429	$1,428
Accounts payable	12,431	16,106
Accrued salaries, wages and benefits	9,687	7,108
Other accrued expenses	2,419	3,781
Total current liabilities	25,966	28,423

Long-term debt, exclusive of current maturities	27,857	29,286
Deferred income taxes	3,646	4,824
Other long-term liabilities	8,283	8,347
Total liabilities	65,752	70,880

STOCKHOLDERS’ EQUITY
Common stock, $.02 par value, 25,000,000 shares authorized and 10,332,179 shares issued and outstanding	207	207
Capital in excess of par value	959	591
Retained earnings	101,913	102,999
Accumulated other comprehensive loss	(869)	(946)
Total stockholders’ equity	102,210	102,851
Total liabilities and stockholders’ equity	$167,962	$173,731

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months		Six Months
	Ended		Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Net sales	$59,148	$67,722	$121,682	$142,830

Cost of sales	49,187	54,082	100,901	115,696

Gross profit	9,961	13,640	20,781	27,134

Selling, general and administrative expenses	8,982	10,093	17,752	20,508
Pension plan termination charge		6,605		6,605
Operating income (loss)	979	(3,058)	3,029	21

Other income, net	165	176	237	108
Interest income	153	159	357	186
Interest expense	930	827	1,849	1,344

Income (loss) before income taxes	367	(3,550)	1,774	(1,029)

Income tax expense (benefit)	435	(1,174)	794	(329)

Net income (loss)	$(68)	$(2,376)	$980	$(700)

Earnings per share:

Basic	$(.01)	$(.23)	$.09	$(.07)
Diluted	$(.01)	$(.23)	$.09	$(.07)

Weighted average shares outstanding:

Basic	10,332	10,483	10,332	10,626
Diluted	10,332	10,483	10,334	10,626

Cash dividend declared and paid per common share	$.10	$.10	$.20	$.20

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
 (in thousands)

	Six Months Ended
	June 28,	June 30,
	2008	2007
Cash flows from operating activities:
Cash received from customers	$121,163	$143,963
Cash paid to suppliers and employees	(110,287)	(136,616)
Interest paid, net	(2,291)	(1,618)
Income taxes paid, net	(3,810)	(3,162)
Net cash provided by operating activities	4,775	2,567

Cash flows from investing activities:
Capital expenditures	(584)	(1,947)
Purchase of other assets		(8)
Net cash used by investing activities	(584)	(1,955)

Cash flows from financing activities:
Issuance of senior notes		25,000
Repayment of senior notes	(1,429)	(1,428)
Purchase and retirement of common stock		(11,308)
Proceeds from insurance policy loans	1,550	1,386
Dividends paid	(2,066)	(2,131)
Proceeds from exercised stock options		112
Tax benefit from exercise of stock options		30
Net cash provided (used) by financing activities	(1,945)	11,661

Net increase in cash	2,246	12,273
Cash at beginning of period	31,648	6,269
Cash at end of period	$33,894	$18,542

Reconciliation of net income to net cash provided by operating activities:
Net income (loss)	$980	$(700)
Depreciation and amortization	2,869	3,025
Pension termination		5,002
Deferred income taxes	(1,223)	(2,303)
Tax benefit from exercise of stock options		(30)
Stock-based compensation	368	378
Other, net		194
Changes in assets and liabilities:
Accounts receivable	(524)	1,236
Inventories	6,970	(3,509)
Prepaid expenses and other current assets	(1,437)	(429)
Accounts payable	(3,675)	572
Accrued salaries, wages and benefits	2,705	(1,033)
Other accrued expenses	(1,394)	508
Other assets	(784)	(707)
Other long-term liabilities	(80)	363
Net cash provided by operating activities	$4,775	$2,567

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

2.           Property, Plant and Equipment
	June 28,	December 31,
	2008	2007
Land and buildings	$ 41,874	$ 41,874
Machinery and equipment	80,875	80,589
Office furniture and equipment	1,377	1,377
Construction in process	358	61
Property, plant and equipment, at cost	124,484	123,901
Less accumulated depreciation	82,847	80,003
Property, plant and equipment, net	$ 41,637	$ 43,898

3.	Debt
	June 28,	December 31,
	2008	2007
6.94% senior notes due through May 3, 2011	$ 4,286	$ 5,714
6.73% senior notes due through May 3, 2017	25,000	25,000
Total	29,286	30,714
Less current maturities	1,429	1,428
Long-term debt, exclusive of current maturities	$ 27,857	$ 29,286

4.           Employee Benefit Plans

Components of other postretirement benefit cost:

	Three Months		Six Months
	Ended		Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Service cost	$ 22	$21	$ 44	$ 42
Interest cost	72	39	143	79
Amortization of transition obligation	33	33	65	65
Amortization of prior service cost	(2)	(2)	(4))	(4))
Amortization of accumulated loss	8	5	16	11
Net periodic postretirement benefit cost	$133	$96	$264	$193

5.	Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as potential common stock for purposes of computing diluted earnings per share.  Basic and diluted earnings per share are calculated using the following share data:

	Three Months		Six Months
	Ended		Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Weighted average shares outstanding for basic calculation	10,332	10,483	10,332	10,626
Add: Effect of dilutive stock options (1)			2
Weighted average shares outstanding Adjusted for diluted calculation	10,332	10,483	10,334	10,626

(1)	The dilutive effect of stock options is not recognized in periods in which a net loss has occurred.

A reconciliation of the activity in Stockholders’ Equity accounts for the quarter ended June 28, 2007 is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Earnings	Loss
Balance, December 31, 2007	$207	$591	$102,999	$(946)
Net income			980
Stock-based compensation		368
Cash dividends paid, $.20 per share			(2,066)
Adjustment to net periodic benefit cost				77
Balance, June 28, 2008	$207	$959	$101,913	$(869)

6.           Recently Issued Accounting Pronouncements

We adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value, and FASB Statement No. 157, Fair Value Measurements. Neither of these statements had an impact on results for the first half of 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We have not yet determined the impact that the implementation of SFAS No. 157 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however we do not anticipate it to significantly impact our consolidated financial statements.

7.           Subsequent Event

On July 8, 2008, we announced several steps to improve our cost structure in response to current industry conditions.  Those steps included plans to consolidate our North Carolina manufacturing operations from two facilities to one, elimination of two executive positions and offering a voluntary early retirement incentive for qualified salaried associates.  We expect the manufacturing consolidation and transition to be completed by December 31, 2008 and anticipate pre-tax restructuring charges in the second half of 2008 to be in the range of $6 million to $8 million.  Once the transition period is over, we expect annual pre-tax savings of $5 million to $6 million from the manufacturing consolidation.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Historically low levels of consumer confidence and housing activity have led to an industry-wide weakness in consumer demand for residential furniture.  This slowdown began in late 2005 and intensified during the first half of 2008.

In response to these deteriorating industry conditions we have reduced our headcount by approximately 30% since late 2005 and implemented various cost reduction initiatives.   In 2005 we began reinvigorating our continuous improvement efforts using lean business principles to improve processes and efficiencies.  While these renewed efforts have shown positive results, it has been difficult to demonstrate marked financial improvement due to declining sales and production levels.

In the fourth quarter of 2007 we began consolidating production from our Martinsville, Virginia facility into our Stanleytown, Virginia facility and converting the Martinsville facility into a warehouse.  This move allows us to improve our asset utilization and production efficiencies at the Stanleytown facility and lower our costs with less reliance on leased warehouse space.  This process is now mostly complete.  To date we have incurred pre-tax restructuring charges of $3.9 million ($3.6 million in 2007 and $337,000 in the first half of 2008) and anticipate residual charges of about $200,000 in the second half of 2008.

In addition, we recently announced several steps to further improve our cost structure in response to continued weakness in consumer demand.  Those steps include consolidation of our North Carolina manufacturing operations from two facilities to one, elimination of two executive positions and offering a voluntary early retirement incentive for qualified salaried associates.  We expect the manufacturing consolidation to be completed by December 31, 2008 and anticipate pre-tax restructuring charges in the second half of 2008 to be in the range of $6 million to $8 million.  Once the transition is completed, we anticipate annual pre-tax savings of $5 million to $6 million from the manufacturing consolidation.

We will continue to evaluate our manufacturing capacity needs considering offshore sourcing opportunities, current and anticipated demand for our products, overall market conditions and other factors we consider relevant.  Should further capacity reductions become necessary, this could cause other restructuring charges in the future.  However, we remain committed to our blended strategy of combining our domestic manufacturing capabilities with an offshore sourcing program and do not anticipate any material change in those products we source versus those we produce.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Income:

	Three Months		Six Months
	Ended		Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.2	79.9	82.9	81.0
Gross profit	16.8	20.1	17.1	19.0
Selling, general and administrative expenses	15.2	14.9	14.6	14.4
Pension plan termination charge		9.7		4.6
Operating income (loss)	1.6	(4.5)	2.5
Other income, net	.3	.3	.2	.1
Interest income	.3	.2	.3	.1
Interest expense	1.6	1.2	1.5	.9
Income (loss) before income taxes	0.6	(5.2)	1.5	(.7)
Income taxes	(0.7)	(1.7)	(0.7)	(.2)
Net income (loss)	(0.1)	(3.5)	.8	(.5)

Net sales decreased $8.6 million, or 12.7%, for the three month period ended June 28, 2008, from the comparable 2007 period. For the six month period, net sales decreased $21.1 million, or 14.8% from the 2007 six month period. This was primarily due to lower unit volume, resulting from continued weakness in demand, which we believe is due primarily to current industry conditions.  Partially offsetting this lower unit volume was an increase in average selling prices.

Gross profit margins for the three and six month periods of 2008 were 16.8% and 17.1%, respectively, compared to 20.1% and 19.0%, for the comparable 2007 periods. Lower margins resulted primarily from lower sales and production levels, higher raw material cost and other inflationary cost increases.  These factors were partially offset by higher average selling prices and cost reduction initiatives.  We also incurred $117,000 during the second quarter of 2008 related to converting our Martinsville facility to a warehouse operation.  Year-to-date we have incurred $337,000 in cost related to the Martinsville conversion.

Selling, general and administrative expenses for the three and six month periods of 2008 as a percentage of net sales were 15.2% and 14.6%, respectively, compared to 14.9% and 14.4% for the comparable 2007 periods. The higher percentage for 2008 is primarily due to lower sales. Selling, general and administrative expenses for the three and six months periods decreased $1.1 million and $2.8 million, respectively, compared to the 2007 period, due primarily to lower selling expenses resulting from decreased sales and cost reduction initiatives.

Final distribution of assets and termination of our defined benefit pension plan occurred during the second quarter of 2007.  This resulted in a settlement charge to earnings of $6.6 million pre-tax, or $4.5 million, net of taxes, and an additional cash contribution of $1.6 million in the prior year quarter.

As a result of the above, operating income, as a percentage of net sales was 1.6% and  2.5% for the three and six month periods of 2008 compared to (4.5)% and 0.0%, for the comparable 2007 periods.

Interest expense and interest income for the three and six month periods of 2008 increased over the comparable prior year periods primarily due to a $25 million private note placement funded in the second quarter of 2007.

The effective tax rate for 2008 is expected to be 44.7%, compared 32.5% for total year 2007.  The higher effective tax rate is due to the impact of permanent differences on lower projected earnings.

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

Working capital, excluding cash and current maturities of long-term debt, decreased $4.3 million during the first six months of 2008 to $57.3 million from $61.6 million at year end. The decrease was primarily due to lower inventories partially offset by lower accounts payable.

Cash generated from operations was $4.8 million in the first six months of 2008 compared to $2.6 million in the 2007 period. The increase was primarily due to lower inventory levels in response to lower sales.

Net cash used by investing activities was $584,000 in the 2008 period compared to $2.0 million in 2007 and consisted of normal capital expenditures. Capital expenditures for 2008 are anticipated to be approximately $2.0 million.

Net cash used by financing activities was $1.9 million in the 2008 period compared to net cash provided of $11.7 million in the 2007 period. In the 2008 period, cash from operations provided funds for cash dividends and scheduled debt payments.  In the 2007 period, a portion of the proceeds from our $25 million private note placement, cash on hand and cash from operations provided funds for the purchase and retirement of our common stock, payment of cash dividends and a scheduled debt payment. Approximately $19.0 million is currently authorized by our Board of Directors to repurchase shares of our common stock.

At June 28, 2008, long-term debt including current maturities was $29.3 million. Debt service requirements are $1.4 million each in 2009 and 2010, $5 million in 2011, and $3.6 million in 2012.  As of June 28, 2008, approximately $25 million of additional borrowings were available under the revolving credit facility and cash on hand was $33.9 million.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2007 annual report on form 10-K.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward–looking statements.  These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.  These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Such risks and uncertainties include the cyclical nature of the furniture industry, disruptions in offshore sourcing including those arising from supply or distribution disruptions or those arising from changes in political, economic and social conditions, as well as laws and regulations, in China or other countries from which we source products, international trade policies of the United States and countries from which we source products, business failures or loss of large customers, manufacturing realignment, competition in the furniture industry including competition from lower-cost foreign manufacturers, the inability to obtain sufficient quantities of quality raw materials in a timely manner, the inability to raise prices in response to inflation and increasing costs, failure to anticipate or respond to changes to consumer tastes and fashions in a timely manner, environmental compliance costs, extended business interruption at manufacturing facilities, and operational inefficiencies resulting from the consolidation, relocation and disposal costs relating to facilities and equipment at the Lexington, N.C. production facility and severance costs relating to reduction of associates ..  Any forward-looking statement speaks only as of the date of this filing, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Our revolving credit facility bears interest at a variable rate; therefore, changes in prevailing interest rates impact our borrowing costs.  A one-percentage point fluctuation in market interest rates would not have a material impact on earnings during the first six months of 2008.

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

Item 4.                      Submission of Matters to a Vote of Security Holders

(a.)           The annual meeting of the Company’s stockholders was held on April 15, 2008.

(c.)	The stockholders of the Company elected two directors for a three-year term expiring at the annual meeting of stockholders to be held in 2011. The election was approved by the following vote:

                                            For                                   Withheld

Robert G. Culp, III                                                                                       9,996,188                                  225,312

T. Scott McIlhenny                                                                                     9,948,327                                 273,173

The stockholders of the Company approved the Stanley Furniture Company, Inc. 2008 Incentive Compensation Plan by the following vote:

FOR                                                       8,006,858

AGAINST                                               697,655

ABSTAIN                                               829,767

BROKER NON-VOTES                         687,220

Item 6.	Exhibits

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

Date: July 15, 2008	STANLEY FURNITURE COMPANY, INC.
By: /s/ Douglas I. Payne
Douglas I. Payne
Executive V.P. – Finance & Administration And Secretary
(Principal Financial and Accounting Officer)