Form 10-Q
period 2008-10-14
STANLEY FURNITURE CO INC.
filed 2008-10-14
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (x) No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company”  in Rule 12b-2 of the Exchange Act. (check one);
Large accelerated filer ( )                                                                                           Accelerated filer (x)
Non-accelerated filer ( ) (Do not check if a smaller reporting company)  Smaller reporting Company ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (x)

As of October 10, 2008, 10,332,179 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 27,	December 31,
	2008	2007
ASSETS
Current assets:
Cash	$36,739	$31,648
Accounts receivable, less allowances of $2,105 and $1,482	25,127	25,393
Inventories:
Finished goods	38,426	46,250
Work-in-process	3,345	4,432
Raw materials	5,775	7,404
Total inventories	47,546	58,086

Prepaid expenses and other current assets	3,457	1,767
Deferred income taxes	3,656	3,381
Total current assets	116,525	120,275

Property, plant and equipment, net	37,525	43,898
Goodwill	9,072	9,072
Other assets	1,058	486
Total assets	$164,180	$173,731

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$1,429	$1,428
Accounts payable	12,103	16,106
Accrued salaries, wages and benefits	9,319	7,108
Other accrued expenses	4,531	3,781
Total current liabilities	27,382	28,423

Long-term debt, exclusive of current maturities	27,857	29,286
Deferred income taxes	3,078	4,824
Other long-term liabilities	8,220	8,347
Total liabilities	66,537	70,880

STOCKHOLDERS’ EQUITY
Common stock, $.02 par value, 25,000,000 shares authorized 10,332,179 shares issued and outstanding	207	207
Capital in excess of par value	920	591
Retained earnings	97,391	102,999
Accumulated other comprehensive loss	(875)	(946)
Total stockholders’ equity	97,643	102,851
Total liabilities and stockholders’ equity	$164,180	$173,731

The accompanying notes are an integral part of the consolidated financial statements

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
 (in thousands, except per share data)

	Three Months		Nine Months
	Ended		Ended
	September	September	September	September
	27, 2008	29, 2007	27, 2008	29, 2007

Net sales	$54,483	$73,181	$176,165	$216,011

Cost of sales	49,493	60,432	150,394	176,128

Gross profit	4,990	12,749	25,771	39,883

Selling, general and administrative expenses	10,606	9,608	28,358	30,116
Pension plan termination charge				6,605
Operating income (loss)	(5,616)	3,141	(2,587)	3,162

Other income, net	(22)	79	215	187
Interest income	158	139	516	325
Interest expense	957	955	2,807	2,299

Income (loss) before income taxes	(6,437)	2,404	(4,663)	1,375

Income taxes	(2,948)	769	(2,154)	440

Net income (loss)	$(3,489)	$1,635	$(2,509)	$935

Earnings per share:

Basic	$(0.34)	$.16	$(0.24)	$.09
Diluted	$(0.34)	$.16	$(0.24)	$.09

Weighted average shares outstanding:

Basic	10,332	10,312	10,332	10,521
Diluted	10,332	10,503	10,332	10,744

Cash dividend declared and paid per common share	$.10	$.10	$.30	$.30

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
 (in thousands)

	Nine Months Ended
	September	September
	27, 2008	29, 2007
Cash flows from operating activities:
Cash received from customers	$176,259	$212,857
Cash paid to suppliers and employees	(160,516)	(204,407)
Interest paid, net	(2,143)	(1,488)
Income taxes paid, net	(4,046)	(3,537)
Net cash provided by operating activities	9,554	3,425

Cash flows from investing activities:
Capital expenditures	(1,485)	(3,206)
Other, net		(28)
Net cash used by investing activities	(1,485)	(3,234)

Cash flows from financing activities:
Issuance of senior notes		25,000
Repayment of senior notes	(1,429)	(1,428)
Purchase and retirement of common stock		(13,557)
Proceeds from insurance policy loans	1,550	1,386
Dividends paid	(3,099)	(3,161)
Proceeds from exercised stock options		532
Tax benefit from exercise of stock options		32
Net cash provided (used) by financing activities	(2,978)	8,804

Net increase in cash	5,091	8,995
Cash at beginning of period	31,648	6,269
Cash at end of period	$36,739	$15,264

Reconciliation of net income to net cash provided by operating activities:
Net income (loss)	$(2,509)	$935
Depreciation and amortization	7,517	4,562
Pension termination		5,002
Deferred income taxes	(2,021)	(2,290)
Tax benefit from exercise of stock options		(32)
Stock-based compensation	329	492
Other, net	27	194
Changes in assets and liabilities:
Accounts receivable	266	(3,010)
Inventories	10,540	(2,974)
Prepaid expenses and other current assets	(3,164)	(959)
Accounts payable	(4,003)	(457)
Accrued salaries, wages and benefits	2,351	481
Other accrued expenses	698	1,384
Other assets	(334)	(308)
Other long-term liabilities	(143)	405
Net cash provided by operating activities	$9,554	$3,425

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1.	Preparation of Interim Unaudited Consolidated Financial Statements

The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations.  However, we believe that the disclosures made are adequate for a fair presentation of results of operations and financial position.  Operating results for the interim periods reported herein may not be indicative of the results expected for the year.  We suggest that these consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in our 2007 Annual Report on Form 10-K.

2.           Property, Plant and Equipment

	September	December
	27, 2008	31, 2007
Land and buildings	$ 41,874	$ 41,874
Machinery and equipment	75,971	80,589
Office furniture and equipment	1,377	1,377
Construction in process	1,130	61
Property, plant and equipment, at cost	120,352	123,901
Less accumulated depreciation	82,827	80,003
Property, plant and equipment, net	$ 37,525	$ 43,898

3.	Debt

	September	December
	27, 2008	31, 2007
6.94% senior notes due through May 3, 2011	$4,286	$5,714
6.73% senior notes due through May 3, 2017	25,000	25,000
Total	29,286	30,714
Less current maturities	1,429	1,428
Long-term debt, exclusive of current maturities	$27,857	$29,286

4.           Employee Benefit Plans

Components of other postretirement benefit cost:

	Three Months		Nine Months
	Ended		Ended
	September	September	September	September
	27, 2008	29, 2007	27, 2008	29, 2007
Service cost	$22	$20	$66	$62
Interest cost	71	40	214	119
Amortization of transition obligation	32	32	97	97
Amortization of prior service cost	(2)	(2)	(6)	(6)
Amortization of accumulated loss	8	6	24	17
Net periodic postretirement benefit cost	$131	$96	$395	$289

5.           Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as potential common stock for purposes of computing diluted earnings per share.  Basic and diluted earnings per share are calculated using the following share data:

	Three Months		Nine Months
	Ended		Ended
	September	September	September	September
	27, 2008	29, 2007	27, 2008	29, 2007
Weighted average shares outstanding for basic calculation	10,332	10,312	10,332	10,521
Add: Effect of dilutive stock options (1)		191		223
Weighted average shares outstanding Adjusted for diluted calculation	10,332	10,503	10,332	10,744

(1)	The dilutive effect of stock options is not recognized in periods in which a net loss has occurred.

A reconciliation of the activity in Stockholders’ Equity accounts for the quarter ended September 27, 2008  is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Earnings	Loss
Balance, December 31, 2007	$207	$591	$102,999	$(946)
Net Income			(2,509)
Stock-based compensation		329
Cash dividends paid, $.30 per share			(3,099)
Adjustment to net periodic benefit cost				71
Balance, September 27, 2008	$207	$920	$97,391	$(875)

The components of other comprehensive income or loss are as follows:

	Three Months		Nine Months
	Ended		Ended
	September	September	September	September
	27, 2008	29, 2007	27, 2008	29, 2007
Net income (loss)	$(3,489)	$1,635	$(2,509)	$935
Pension termination				3,739
Adjustment to net periodic benefit cost	(5)	22	71	181
Comprehensive income (loss)	$(3,494)	$1,657	$(2,438)	$4,855

6.           Restructuring  and Related Charges

During the third quarter of 2008, we announced plans to improve our cost structure in response to current industry conditions.  This plan consisted of the consolidation of certain manufacturing operations, elimination of certain positions and a voluntary early retirement incentive.   Also included is a severance payment of $1.0 million due to the resignation of our former president and chief executive officer.  A summary of our restructuring activities is as follows:

	Restructuring Charges	Cash Payments	Restructuring Accrual September 27, 2008

Severance and other employee termination cost	$1,714	$167	$1,547

In addition to the restructuring charges noted above, we recorded approximately $3.5 million in accelerated depreciation on the assets at our Lexington, North Carolina facility as well as equipment relocation cost for machinery moved from Lexington to other facilities.

7.           Recently Issued Accounting Pronouncements

We adopted FASB Statement No. 157, Fair Value Measurements  and FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value.  Neither of these statements had an impact on results for the first nine months of 2008.  In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.  We have not yet conclusively determined the impact that the implementation of SFAS No. 157 will have on our non-financial assets and liabilities; however we do not anticipate it to significantly impact our consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Historically low levels of consumer confidence and housing activity have led to an industry-wide weakness in consumer demand for residential furniture.  This slowdown began in late 2005 and continues to intensify during 2008 as economic weakness and concerns now appear to be spreading to the broader U.S. economy.

In response to these deteriorating industry conditions we have reduced our headcount by approximately 40% since late 2005 and implemented various cost reduction initiatives as further discussed below.   In 2005, we began reinvigorating our continuous improvement efforts using lean business principles to improve processes and efficiencies.  While these renewed efforts have shown positive results, it has been difficult to demonstrate marked financial improvement due to declining sales and production levels.

In the fourth quarter of 2007, we began consolidating production from our Martinsville, Virginia facility into our Stanleytown, Virginia facility and converting the Martinsville facility into a warehouse.  This improves our asset utilization and production efficiencies at the Stanleytown facility and lowers our costs by eliminating leased warehouse space.  To date we have incurred pre-tax restructuring charges of $3.9 million ($3.6 million in 2007 and $266,000 in 2008), and expect to complete the conversion in the fourth quarter of 2008 with minimum additional cost.

In addition, we announced in the third quarter of 2008 several steps to further improve our cost structure in response to continued weakness in consumer demand.  Those steps include consolidation of our North Carolina manufacturing operations from two facilities to one, elimination of certain positions and offering a voluntary early retirement incentive for qualified salaried associates.  We expect the manufacturing consolidation to be completed by December 31, 2008.  Once the transition is completed, we anticipate annual pre-tax savings of $5 million to $6 million from the manufacturing consolidation.  We anticipate pre-tax restructuring and related charges to be in the range of $7 million to $9 million. This range includes $1 million for a severance payment due to the resignation of our former president and chief executive officer.

We will continue to evaluate our manufacturing capacity needs considering offshore sourcing opportunities, current and anticipated demand for our products, overall market conditions and other factors we consider relevant.  Should further capacity reductions become necessary, this could cause other restructuring charges in the future.  However, we remain committed to our blended strategy of combining our manufacturing capabilities with a sourcing program and do not anticipate any material change in those products we source versus those we produce in 2008.  However, we are evaluating those products we source from others versus those we produce.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Income:
	Three Months		Nine Months
	Ended		Ended
	September	September	September	September
	27, 2008	29, 2007	27, 2008	29, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.8	82.6	85.4	81.5
Gross profit	9.2	17.4	14.6	18.5
Selling, general and administrative expenses	19.5	13.1	16.1	13.9
Pension plan termination charge				3.1
Operating income (loss)	(10.3)	4.3	(1.5)	1.5
Other income, net		.1	.1	.1
Interest income	.2	.2	.4	.1
Interest expense	1.7	1.3	1.6	1.1
Income (loss) before income taxes	(11.8)	3.3	(2.6)	.6
Income taxes (benefit)	(5.4)	1.1	(1.2)	.2
Net income (loss)	(6.4)%	2.2%	(1.4)%	.4%

Net sales decreased $18.7 million, or 25.6%, for the three month period ended September 27, 2008, from the comparable 2007 period. For the nine month period, net sales decreased $39.8 million, or 18.4% from the 2007 nine month period. This was primarily due to lower unit volume, resulting from continued weakness in demand, which we believe is due primarily to the current industry conditions.  Partially offsetting this lower unit volume was an increase in average selling prices.

Gross profit margins for the three and nine month periods of 2008 were 9.2% and 14.6%, respectively, compared to 17.4% and 18.5%, for the comparable 2007 periods. Included in cost of sales for the three and nine month periods of 2008 is restructuring and related charges of $3.8 million and $4.1 million, respectively.  The remaining decline in gross profit margins resulted primarily from lower sales and production levels, higher raw material cost and other inflationary cost increases.  These factors were partially offset by higher average selling prices and cost reduction initiatives.

Selling, general and administrative expenses for the three and nine month periods of 2008 as a percentage of net sales were 19.5% and 16.1%, respectively, compared to 13.1% and 13.9% for the comparable 2007 periods.  Selling, general and administrative expenses for the three month period increased $1 million from the comparable 2007 period primarily due to restructuring costs of $1.4 million.  These expenses for the nine month period decreased $1.8 million primarily due to lower selling expenses resulting from decreased sales and cost reduction initiatives, offset by restructuring costs.

Final distribution of assets and termination of our defined benefit pension plan occurred during the second quarter of 2007.  This resulted in a settlement charge to earnings of $6.6 million pre-tax, or $4.5 million, net of taxes.

As a result of the above, operating loss, as a percentage of net sales was 10.3% and 1.5% for the three and nine month periods of 2008 compared to operating income of 4.3% and 1.5%, for the comparable 2007 periods.

Interest expense and interest income for the nine month period of 2008 increased over the comparable prior year period primarily due to a $25 million private note placement funded in the second quarter of 2007.

The effective tax rate for 2008 is expected to be 46.2%, compared to 32.5% for total year 2007.  The higher effective tax rate is due to the impact of permanent differences on lower projected earnings.

Financial Condition, Liquidity and Capital Resources

Our sources of liquidity include cash on hand, cash from operations and amounts available under a $25.0 million credit facility.  These sources have been adequate for day-to-day expenditures, debt payments, purchases of our stock, capital expenditures and payment of cash dividends to stockholders. We expect these sources of liquidity to continue to be adequate for the foreseeable future.

Working capital, excluding cash and current maturities of long-term debt, decreased $7.8 million during the first nine months of 2008 to $53.8 million from $61.6 million at year end.  The decrease was primarily due to lower inventories.

Cash generated from operations was $9.6 million in the first nine months of 2008 compared to $3.4 million in the 2007 period.  The increase was primarily due to lower inventory levels in response to lower sales.

Cash used by investing activities was $1.5 million in the 2008 period compared to $3.2 million in 2007 and consisted of normal capital expenditures.  Capital expenditures for 2008 are anticipated to be approximately $2.0 million.

Cash used by financing activities was $3.0 million in the 2008 period compared to net cash provided of $8.8 million in the 2007 period.  In the 2008 period, cash from operations provided funds for cash dividends and scheduled debt payments.  In the 2007 period, a portion of the proceeds from our $25 million private note placement, cash on hand and cash from operations provided funds for the purchase and retirement of our common stock, payment of cash dividends and a scheduled debt payment. Approximately $19.0 million is currently authorized by our Board of Directors to repurchase shares of our common stock.

At September 27, 2008, long-term debt including current maturities was $29.3 million.  Debt service requirements are $1.4 million in 2009 and 2010, $5.0 million in 2011, and $3.6 million in 2012.  Our note agreements require us to maintain certain financial covenants, including a limit on total debt and a fixed charge coverage ratio.  As a result of our current earnings level, we plan to seek amendments during the fourth quarter to certain covenants in our note agreements.  Depending on the level of payments we receive in the fourth quarter under the Continued Dumping and Subsidy Offset Act, we may need these amendments in order to maintain compliance as of December 31, 2008.  We anticipate we will be able to obtain these amendments.  Our revolving credit facility contains similar covenants and we also plan to seek amendments to these covenants during the fourth quarter.  As of September 27, 2008, approximately $25 million of additional borrowings were available under the revolving credit facility and cash on hand was $36.7 million.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7,  “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2007 Annual Report on Form 10-K.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward–looking statements.  These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.  These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Such risks and uncertainties include the cyclical nature of the furniture industry, business failures or loss of large customers, disruptions in offshore sourcing including those arising from supply or distribution disruptions or those arising from changes in political, economic and social conditions, as well as laws and regulations, in China or other countries from which we source products, international trade policies of the United States and countries from which we source products, manufacturing realignment, competition in the furniture industry including competition from lower-cost foreign manufacturers, the inability to obtain sufficient quantities of quality raw materials in a timely manner, the inability to raise prices in response to inflation and increasing costs, failure to anticipate or respond to changes to consumer tastes and fashions in a timely manner, environmental compliance costs, extended business interruption at manufacturing facilities, and operational inefficiencies resulting from the consolidation, relocation and disposal costs relating to facilities and equipment at the Lexington, N.C. production facility and severance costs relating to reduction of associates .  Any forward-looking statement speaks only as of the date of this filing, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Our revolving credit facility bears interest at a variable rate; therefore, changes in prevailing interest rates impact our borrowing costs.  A one-percentage point fluctuation in market interest rates would not have a material impact on earnings during the first nine months of 2008.

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

3.2	By-laws of the Registrant as amended (incorporated by reference to Exhibit 3 to the Registrant’s Form 8-K (Commission File No. 0-14938 filed on September 25, 2008).

10.1
Sixth Amendment, to the revolving credit facility dated August 29, 2003, between the Registrant and Wachovia Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed on August 20, 2008).

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed on September 25, 2008).

10.3
Voluntary Separation Agreement and General Release by and between Jeffrey R. Scheffer and Stanley Furniture Company, Inc. dated September 23, 2008 (incorporated by reference to Exhibit 10.2 to the Registrants Form 8-K (Commission File No. 0-14938) filed on September 25, 2008).

31.1	Certification by Albert L. Prillaman, our Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification by Douglas I. Payne, our Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Albert L. Prillaman, our Chairman and Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Douglas I. Payne, our Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)           Filed herewith
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 14, 2008	STANLEY FURNITURE COMPANY, INC.
By: /s/ Douglas I. Payne
Douglas I. Payne
Executive V.P. – Finance & Administration And Secretary
(Principal Financial and Accounting Officer)