Form 10-K
period 2008-12-31
STANLEY FURNITURE CO INC.
filed 2009-02-02
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Commission file number 0-14938
STANLEY FURNITURE COMPANY, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	54-1272589

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1641 Fairystone Park Highway, Stanleytown, VA 24168
(Address of principal executive offices, Zip Code)
Registrant’s telephone number, including area code: (276) 627-2010
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.02 per share	Nasdaq Stock Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act, (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing price on June 30, 2008: $106 million.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of January 25, 2009:

Common Stock, par value $.02 per share	10,332,179
(Class of Common Stock)	Number of Shares
Documents incorporated by reference: Portions of the Registrant’s Proxy Statement for our Annual Meeting of Stockholders scheduled for April 16, 2009 are incorporated by reference into Part III.

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
Products and Styles
Our product offerings cover all major design categories and are marketed as adult furniture selections to include dining room, bedroom, home office, home entertainment, accent tables and Young America®, our infant-to-teen furniture. We believe that the diversity of our product lines enables us to anticipate and respond quickly to changing consumer preferences and provides retailers a complete wood furniture resource in the upper-medium price range. We believe that our products represent good value and that the quality and style of our furniture combined with our broad selection and quick delivery differentiates our products in the marketplace.
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
Distribution
We have developed a broad domestic and international customer base and sell our furniture through independent sales representatives to independent furniture retailers, department stores and regional furniture chains, e-tailers and designers. We believe this broad network reduces exposure to regional recessions, and allows us to capitalize on emerging channels of distribution. We offer tailored marketing programs to address each channel of distribution.
The general marketing practice followed in the furniture industry is to exhibit products at international and regional furniture markets. In the spring and fall of each year, a seven-day furniture market is held in High Point, North Carolina, which is attended by most buyers and is regarded by the industry as the international market. We utilize showroom space at the High Point market to introduce new products, increase sales of our existing products and test ideas for future products.
We sold to more than 3,000 customers during 2008 and approximately 9% of our sales in 2008 were to international customers compared to 6% in 2007. No single customer accounted for more than 10% of our sales in 2008. No material part of the business is dependent upon a single customer, the loss of which would have a material effect on our business. The loss of several major customers could have a material impact on our business.

Manufacturing and Offshore Sourcing
Our manufacturing strategy combines domestic manufacturing with global sourcing. Domestic manufacturing operations complement our product and distribution strategy allowing us to drive continuous improvement in quality and customer service, while reducing inventory costs. Our domestic manufacturing strategy includes:
•	Smaller, more frequent and cost-effective production runs,

•	Identification and elimination of manufacturing bottlenecks and waste,

•	Use of cellular manufacturing in the production of components and

•	Improvement of our relationships with suppliers by establishing primary suppliers.
In addition, a key element of our manufacturing practices is to involve all personnel, from hourly associates to management, in the improvement of the manufacturing processes by encouraging and responding to ideas to improve quality and to reduce manufacturing lead times. Each of our manufacturing facilities is focused on compatible products to improve quality and lower production costs.
We also integrate the sourcing of selected finished items with our domestic manufacturing operations to further enhance our product and distribution strategy. We acquire selected finished items and component parts from a limited number of offshore suppliers who can meet our quality specifications, production efficiency and scheduling requirements. Approximately 36% of our sales volume in 2008 came from products sourced offshore with The Peoples Republic of China (“China”), representing the largest volume.
We operate one manufacturing facility in North Carolina and one in Virginia consisting of an aggregate of approximately two million square feet. We consider our facilities to be generally modern, well-equipped and well-maintained.
We shipped customer orders within 14 days from the receipt of order on average during 2008. We schedule production of our various styles based upon actual and anticipated orders. To support our delivery performance, we maintain a higher inventory level of sourced products compared to those we manufacture. Since we ship customer orders on average in 14 days, the size of our backlog is not necessarily indicative of our long-term operations. Our backlog of unshipped orders was $10.9 million at December 31, 2008 and $17.5 million at December 31, 2007.
Raw Materials
The principal materials used in manufacturing our products include lumber, veneers, plywood, particle board, hardware, glue, finishing materials, glass products, laminates, fabrics and metals. We use a variety of species of lumber, including cherry, oak, ash, poplar, pine and maple. Our five largest raw material suppliers accounted for approximately 31% of our purchases in 2008. We believe that our sources of supply for these materials are adequate and that we are not dependent on any one supplier.
Competition
We ranked 15th among the largest furniture manufacturers based on 2007 sales, according to Furniture/Today, a trade publication. The furniture industry is highly competitive and includes a large number of foreign and domestic manufacturers, none of which dominates the market. In addition, competition has significantly increased from foreign manufacturers in countries such as China and Vietnam which have lower production costs. The markets in which we compete include a large number of relatively small manufacturers; however, certain competitors have substantially greater sales volumes and financial resources compared to us. Competitive factors in the upper-medium price range include style, price, quality, delivery, design, service, selection and durability. We believe that our manufacturing processes, our sourcing strategy, long-standing customer relationships and customer responsiveness, consistent support of existing diverse product lines that are high quality and good value, and our experienced management are competitive advantages.

Associates
At December 31, 2008, we employed approximately 1,500 associates. None of our associates are represented by a labor union. We consider our relationship with our associates to be good.
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
Forward-Looking Statements
Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” “could”, or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include the cyclical nature of the furniture industry, the business failures or loss of large customers, competition in the furniture industry including competition from lower-cost foreign manufacturers, disruptions in offshore sourcing including those arising from supply or distribution disruptions or those arising from changes in political, economic and social conditions, as well as laws and regulations, in China or other countries from which we source products, international trade policies of the United States (“U.S.”), and countries from which we source products, manufacturing realignment, the inability to obtain sufficient quantities of quality raw materials in a timely manner, the inability to raise prices in response to inflation and increasing costs, failure to anticipate or respond to changes in consumer tastes and fashions in a timely manner, environmental, health and safety compliance costs, and extended business interruption at manufacturing facilities. In addition, we have made certain forward-looking statements with respect to payments we expect to receive under the Continued Dumping and Subsidy Offset Act, which are subject to the risks and uncertainties described in our discussion of those payments that may cause the actual payments to differ materially from those in the forward looking statements. Any forward-looking statement speaks only as of the date of this filing, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.
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
Telephone: 276-627-2010
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
The furniture industry historically has been cyclical in nature and has fluctuated with economic cycles including the current economic recession. During economic downturns, the furniture industry tends to experience longer periods of recession and greater declines than the general economy. We believe that the industry is significantly influenced by economic conditions generally and particularly by housing activity, consumer confidence, the level of personal discretionary spending, demographics and credit availability. These factors not only affect the ultimate consumer, but also impact furniture retailers, which are our primary customers. As a result, a worsening of current conditions could further lower our sales and earnings. In addition, the current economic recession may result in permanent changes in consumer preferences and behavior which could result in a contraction of our market segment resulting in lower sales and earnings levels for the long term.
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
The furniture industry is very competitive and fragmented. We compete with many domestic and foreign manufacturers. Competition from foreign producers has increased dramatically in recent years, with most residential wood furniture sold in the United States now coming from imports. These foreign producers typically have lower selling prices due to their lower operating costs. Some competitors have greater financial resources than we have and often offer extensively advertised, well-recognized, branded products. As a result, we are continually subject to the risk of losing market share, which may lower our sales and earnings.
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
Future cost of compliance with environmental, safety and health regulations could reduce our earnings.
We are subject to federal, state and local laws and regulations in the areas of safety, health and environmental protection. The timing and ultimate magnitude of costs for compliance with environmental, health and safety regulations are difficult to predict and could reduce our earnings.
Extended business interruption at our manufacturing facilities could result in reduced sales.
Furniture manufacturing creates large amounts of highly flammable wood dust. Additionally, we utilize other highly flammable materials such as varnishes and solvents in our manufacturing processes and are therefore subject to the risk of losses arising from explosions and fires. Our inability to fill customer orders during an extended business interruption could negatively impact existing customer relationships resulting in the loss of market share.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Set forth below is certain information with respect to our principal properties. We believe that all these properties are well maintained and in good condition. All of our plants are equipped with automatic sprinkler systems and modern fire protection equipment, which we believe are adequate. All facilities set forth below are active and operational. Production capacity and extent of utilization of our facilities are difficult to quantify with certainty because maximum capacity and utilization varies periodically depending upon the product being manufactured, the amount of component parts and finished items outsourced and the utilization of the labor force at the facility. In 2008 we operated our facilities at levels significantly below their estimated capacity. In late 2007 we announced the conversion of our Martinsville facility from a manufacturing to a warehousing operation and in 2008 we announced the consolidation of our North Carolina facilities. We believe available capacity at our facilities together with the integration of selected imported finished items will be adequate to expand production to meet anticipated demand.

		Approximate	Owned
		Facility Size	or
Location	Primary Use	(Square Feet)	Leased
Stanleytown, VA	Manufacturing /Warehouse and Corporate Headquarters	1,721,000	Owned
Robbinsville, NC	Manufacturing/Warehouse	562,100	Owned
Lexington, NC	Warehouse	367,000	Owned
Martinsville, VA	Warehouse	300,000	Owned
High Point, NC	Showroom	63,000	Leased
Item 3. Legal Proceedings
In the normal course of business, we are involved in claims and lawsuits none of which currently, in our opinion, will have a material adverse affect on our consolidated financial statements.
Item 4. Submission of Matters to a Vote of Security Holders
None.

Executive Officers of the Registrant

      Our executive officers and their ages as of January 1, 2009 are as follows:

Name	Age	Position
Albert L. Prillaman	63	Chairman and Chief Executive Officer

Douglas I. Payne	50	Executive Vice President — Finance and Administration and Secretary

R. Glenn Prillaman	37	Executive Vice President — Marketing and Sales

Stephen A. Bullock	47	Executive Vice President — Operations
Albert L. Prillaman was reappointed as Chairman of the Board in April 2008, a position he previously held from September 1988 to April 2002. Mr. Prillaman was also reappointed as Chief Executive Officer in September 2008, a position he previously held from December 1985 to December 2002. Prior to 1985, Mr. Prillaman served as our Vice President and President of the Stanley Furniture division of our predecessor since 1983, and in various executive and other capacities with the Stanley Furniture division of our predecessors since 1969. Albert L. Prillaman is the father of R. Glenn Prillaman.
Douglas I. Payne has been Executive Vice President — Finance and Administration since April 2001. Mr. Payne previously held the position of Senior Vice President — Finance and Administration since December 1996. He was our Vice President of Finance and Treasurer from September 1993 to December 1996. Prior to that time, Mr. Payne held various financial management positions since his employment by us in 1983. Mr. Payne has been our Secretary since 1988.
R. Glenn Prillaman has been Executive Vice President — Marketing and Sales since September 2008. Mr. Prillaman previously held the position of Senior Vice President — Marketing and Sales since September 2006. He was our Senior Vice President — Marketing/Sales — Young America® from August 2003 to September 2006. Mr. Prillaman held various management positions in product development from June 1999 to August 2003. He is the son of Albert L. Prillaman.
Stephen A. Bullock has been Executive Vice President — Operations since September 2008. Mr. Bullock served as Senior Vice President of Operations from February 2008 to September 2008. Prior to his employment with us, Mr. Bullock served in various management positions for Herman Miller, an office furniture manufacturer, since September 2000. He served as Vice President of Operations for Geiger International, Herman Miller’s wood executive office furniture subsidiary, from April 2007 through January 2008. He served as Senior Vice President Operations, for Herman Miller’s West Michigan plants from August 2005 through March 2007. He served as General Manager Herman Miller Operations, Spring Lake Michigan from March 2004 through July 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is quoted on the Nasdaq Stock Market (“Nasdaq”) under the symbol STLY. The table below sets forth the high and low sales prices per share, for the periods indicated, as reported by Nasdaq.

	2008			2007
			Dividends			Dividends
	High	Low	Paid	High	Low	Paid
First Quarter	$14.90	$9.39	$.10	$22.16	$19.38	$.10
Second Quarter	12.93	9.30	.10	23.74	20.20	.10
Third Quarter	11.14	6.79	.10	22.25	15.89	.10
Fourth Quarter	11.15	5.60	.10	17.38	10.39	.10
As of January 20, 2009, we have approximately 2,100 beneficial stockholders. On January 28, 2009, our Board of Directors voted to suspend quarterly cash dividend payments. Our dividend policy and the decision to suspend dividend payments is subject to review and revision by the Board of Directors and any future payments will depend upon our financial condition, our capital requirements and earnings, as well as other factors the Board of Directors may deem relevant.
Performance Graph
The following graph compares cumulative total stockholder return for our company with a broad performance indicator, the Nasdaq Non-Financial Stock index (an industry index) and a Peer group index for the period from December 31, 2003 to December 31, 2008.

(1)
The graph shows the cumulative total return on $100 invested at the market close on December 31, 2003, the last trading day in 2003, in Common Stock or the specified index, including reinvestments of dividends.

(2)
Peer Group Index as prepared by Morningstar Inc. consists of SIC Code 2511 Wood Household Furniture Index and SIC code 2512 Wood Household Furniture, Upholstered. At January 2, 2009, Morningstar Inc. reported that these two indexes consisted of Bassett Furniture Industries, Inc., Chromcraft Revington, Inc., Ethan Allen Interiors, Inc., Flexsteel Industries, Inc., Furniture Brands International, Hooker Furniture Corp., La-Z-Boy, Inc., Natuzzi Spa Ads, and Stanley Furniture Company, Inc.

(3)	Nasdaq Non-Financial Stock Index as prepared by Morningstar, Inc.
Equity Compensation Plan Information
The following table summarizes our equity compensation plans as of December 31, 2008:

	Number of shares	Weighted-average	Number of shares
	to be issued upon	exercise price	remaining available
	exercise of	of outstanding	for future issuance
	outstanding options,	options, warrants	under equity
	warrants and rights	and rights	compensation plans
Equity compensation plans approved by stockholders	1,201,796	$13.02	1,494,192

Item 6. Selected Financial Data

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Income Statement Data:
Net sales	$226,522	$282,847	$307,547	$333,646	$305,815
Cost of sales (1)	193,929	235,937	242,679	251,937	230,174

Gross profit	32,593	46,910	64,868	81,709	75,641
Selling, general and administrative expenses (2)	36,441	39,573	42,139	44,267	40,953
Pension plan termination charge (3)		(6,605)

Operating income (loss)	(3,848)	732	22,729	37,442	34,688
Income from Continued Dumping and Subsidy Offset Act, net	11,485	10,429	4,419
Other income, net	308	265	297	288	188
Interest expense, net	3,211	2,679	1,710	1,825	2,343

Income before income taxes	4,734	8,747	25,735	35,905	32,533
Income taxes	998	2,845	8,954	12,674	11,744

Net income	$3,736	$5,902	$16,781	$23,231	$20,789

Basic Earnings Per Share: (4)
Net income	$.36	$.56	$1.44	$1.82	$1.65

Weighted average shares	10,332	10,478	11,649	12,766	12,574

Diluted Earnings Per Share: (4)
Net income	$.36	$.55	$1.41	$1.77	$1.59

Weighted average shares	10,332	10,677	11,924	13,154	13,099

Cash dividends paid per share	$.40	$.40	$.32	$.24	$.20

Balance Sheet and Other Data:
Cash	$44,013	$31,648	$6,269	$12,556	$7,632
Inventories	47,344	58,086	59,364	69,961	73,658
Working capital	97,059	91,852	72,036	91,200	88,567
Total assets	165,871	173,731	162,678	190,488	188,888
Long-term debt including current maturities	29,286	30,714	8,571	11,428	15,685
Stockholders’ equity	103,108	102,851	109,647	132,749	127,265
Capital expenditures	$2,261	$3,951	$4,196	$4,986	$1,718
Stock repurchases:
Shares (4)		639	1,423	1,057
Total cost		$13,557	$33,576	$22,993

(1)
Included in cost of sales in 2008 is $5.9 million pretax ($4.6 million after tax), or $.45 per diluted share, for the consolidation of two facilities into one and other restructuring cost. Included in cost of sales in 2007 is $3.6 million pretax ($2.4 million after tax), or $.23 per diluted share, for the conversion of a manufacturing facility to a warehouse operation.

(2)	Included in selling, general and administrative expenses in 2008 is $1.4 million pretax ($1.1 million after tax), or $.11 per diluted share, of restructuring charges.

(3)	We terminated our defined benefit pension plan in 2007, resulting in a charge to earnings of $6.6 million pretax ($4.5 million after tax), or $.42 per diluted share.

(4)	Amounts have been retroactively adjusted to reflect the two-for-one stock split, distributed in the form of a stock dividend, on June 6, 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes.
Overview
Historically low levels of housing activity, consumer confidence and disposable income have led to an unprecedented decline in consumer demand for residential furniture. This slowdown began in late 2005 for the residential furniture industry and continued to intensify in 2008 as weakness spread to the broader U.S. economy.
In response to these deteriorating industry conditions, we have reduced our headcount by approximately 40% since late 2005, consolidated our manufacturing footprint from four to two factories and implemented various cost reduction initiatives as further discussed below. In 2005, we began reinvigorating our continuous improvement efforts using lean business principles to improve processes and efficiencies. While these renewed efforts have shown positive results, it has been difficult to demonstrate marked financial improvement due to declining sales and production levels.
In late 2007, we consolidated production from our Martinsville, Virginia facility into our Stanleytown, Virginia facility. In 2008, we converted the Martinsville facility into a warehouse. This improved our asset utilization and production efficiencies at the Stanleytown facility and lowered our costs by eliminating leased warehouse space. The related restructuring cost was $3.8 million ($3.6 million in 2007 and $249,000 in 2008).
In 2008 we took several steps to further improve our cost structure in response to continued weakness in consumer demand. We consolidated our North Carolina manufacturing operations from two facilities to one, eliminated certain positions and offered a voluntary early retirement incentive for qualified salaried associates. We anticipate annual pre-tax savings of $5 million to $6 million from the manufacturing consolidation. To date we have incurred pre-tax restructuring charges of $7.1 million and expect additional cost of less than $1.0 million pending the sale of the idled assets.
We will continue to evaluate our manufacturing capacity needs considering offshore sourcing opportunities, current and anticipated demand for our products, overall market conditions and other factors we consider relevant. Should further capacity reductions become necessary, this could cause other restructuring charges in the future. We remain committed to our blended strategy of combining our manufacturing capabilities with a sourcing program. However, we are currently re-evaluating those products and components we source from others versus those we produce to improve service and better use our available capacity.
We plan to focus on effective balance sheet management in 2009. As part of these efforts, our Board of Directors voted to suspend quarterly cash dividend payments in January 2009. The dividend suspension will provide annualized cash savings of approximately $4 million.
Results of Operations
The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Income:

	For the Years Ended
	December 31,
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	85.6	83.4	78.9

Gross profit	14.4	16.6	21.1
Selling, general and administrative expenses	16.1	14.0	13.7
Pension plan termination charge		2.3

Operating income	(1.7)	.3	7.4
Income from Continued Dumping and Subsidy Offset Act, net	5.1	3.7	1.4
Other income, net	.1	.1	.1
Interest expense, net	1.4	1.0	.5

Income before income taxes	2.1	3.1	8.4
Income taxes	0.5	1.0	2.9

Net income	1.6%	2.1%	5.5%

2008 Compared to 2007
Net sales decreased $56.3 million, or 19.9%, in 2008 compared to 2007. The decrease was due primarily to lower unit volume, resulting from continued weakness in demand, which we believe is due primarily to current economic conditions. Partially offsetting this lower unit volume was an increase in average selling prices.
Gross profit for 2008 decreased to 14.4% from 16.6% in 2007. Restructuring and related charges of $5.9 million and $3.6 million are included in cost of sales for 2008 and 2007, respectively. The remaining decline in gross profit margins resulted primarily from lower sales and production levels, and inflationary cost increases. These factors were partially offset by higher average selling prices and cost reduction initiatives.
Selling, general and administrative expenses as a percentage of net sales were 16.1% in 2008 compared to 14.0% in 2007. Included in 2008 expenses are $1.4 million of restructuring and related charges. Selling, general and administrative expenses decreased by $3.1 million in 2008 primarily due to lower selling expenses resulting from decreased sales and cost reduction initiatives.
As a result of the above, operating loss as a percentage of net sales was 1.7% for 2008, compared to operating income as a percentage of net sales of .3% in 2007.
We recorded income of $11.5 million, net of legal expenses, from the receipt of funds under the Continued Dumping and Subsidy Offset Act of 2000 (CDSOA) and related settlement payments in connection with the case involving wooden bedroom furniture imported from China compared to $10.4 million in 2007.
Interest expense for 2008 increased over 2007 due primarily to higher average debt levels during the year.
The effective tax rate for 2008 is 21.1% compared to 32.5% for 2007. The lower effective tax rate is due to the impact of permanent differences on lower earnings.
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
The effective tax rate for 2007 is 32.5%, compared to 34.5%, for 2006. The decrease in the effective tax rate is primarily due to lower taxable income.

Financial Condition, Liquidity and Capital Resources
Sources of liquidity include cash on hand and cash from operations. We expect these sources of liquidity to be adequate for ongoing expenditures, debt payments and capital expenditures for the foreseeable future. We believe that cash on hand will be adequate during 2009 in the event we do not generate cash from operations.
Working capital, excluding cash and current maturities of long-term debt, decreased $7.2 million during 2008 to $54.5 million from $61.6 million in 2007. The decrease was primarily due to lower accounts receivable and inventories, reflecting lower sales and production levels.
We currently have $19.0 million available under our Board of Directors authorization to repurchase shares of our common stock. Consequently, we may, from time to time, either directly or through agents, repurchase our common stock in the open market, through negotiated purchases or otherwise, at prices and on terms satisfactory to us. Depending on market prices and other relevant conditions, such purchases may be discontinued at any time.
Cash generated from operations was $18.3 million in 2008 compared to $23.0 million in 2007 and $35.3 million in 2006. The decrease in 2008 was primarily due to lower cash received from customers due to lower sales, partially offset by lower cash paid to suppliers and employees due to lower production. The decrease in 2007 was also due to lower cash received from customers, offset by lower tax payments due to lower taxable earnings.
Net cash used by investing activities was $1.9 million in 2008 compared to $4.0 million in 2007 and $4.2 million in 2006, and consisted primarily of normal capital expenditures. Capital expenditures in 2009 are anticipated to be in the range of $3.0 million to $4.0 million.
Net cash used by financing activities was $4.0 million in 2008, compared to cash provided of $6.3 million in 2007 and cash used of $37.4 million in 2006. In 2008, cash from operations provided funds for dividend payments and scheduled debt payments. In 2007, a portion of the proceeds from our $25 million private note placement and cash from operations provided funds for the purchase and retirement of our common stock, payment of cash dividends and scheduled debt payments. In 2006, cash from operations was used to purchase and retire common stock, pay cash dividends and make scheduled debt payments.
At December 31, 2008, long-term debt including current maturities was $29.3 million. Our note agreement requires us to maintain certain financial covenants. We were in compliance with these covenants as of December 31, 2008. In January 2009, we entered into an amendment to our note agreement providing that two financial covenants relating to operating income and earnings not apply during 2009. Instead, this amendment requires that we maintain unrestricted cash on hand of at least $20 million through March 30, 2010 and to maintain earnings before interest and taxes of not less than a loss of $10 million for each of the twelve month periods ending March 31, June 30, September 30 and December 31, 2009.
Debt service requirements are $1.4 million in both 2009 and 2010, $5.0 million in 2011, and $3.6 million in 2012 and 2013. As of December 31, 2008 approximately $25.0 million of borrowings were available under a revolving credit facility and cash on hand was $44.0 million. In view of the level of our cash on hand, we have terminated our revolving credit facility effective February 4, 2009. During 2009, we may pursue a new revolving credit facility, but do not anticipate needing a facility as a source of liquidity.

The following table sets forth our contractual cash obligations and other commercial commitments at December 31, 2008 (in thousands):

	Payment due or commitment expiration
		Less Than			Over
	Total	1 year	1-3 years	3-5 years	5 years
Contractual cash obligations:
Long-term debt	$29,286	$1,429	$6,429	$7,142	$14,286
Postretirement benefits other than pensions(1)	4,280	447	900	879	2,054
Fixed interest payment on long-term debt	9,700	1,930	3,443	2,404	1,923
Operating leases	3,386	717	1,076	944	649

Total contractual cash obligations	$46,652	$4,523	$11,848	$11,369	$18,912

Other commercial commitments:
Letters of credit	$1,666	$1,666

(1)
The 1983 Group Annuity Mortality tables were used in estimating future benefit payments, and the health care cost trend rate for determining payments is 7.0% for 2008 and gradually declines to 5.5% in 2010 where it is assumed to remain constant for the remaining years.

Not included in the above table is unrecognized tax benefits of $877,000, due to the uncertainty of the date of occurrence.
Continued Dumping and Subsidy Offset Act (CDSOA)
We recorded income of $11.5 million, $10.4 million and $4.4 million in 2008, 2007 and 2006, respectively, net of legal expenses, from CDSOA payments and related settlements. These payments came from the case involving Wooden Bedroom Furniture imported from China. The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection for imports covered by antidumping duty orders entering the United States through September 30, 2007 to qualified domestic producers. Antidumping duties for merchandise entering the U.S. after September 30, 2007 remain with the U.S. Treasury.
According to U.S. Customs and Border Protection, as of October 1, 2008, approximately $100 million in duties had been secured by cash deposits and bonds on unliquidated entries, and this amount is potentially available for distribution under the CDSOA to eligible domestic manufacturers in connection with the case involving wooden bedroom furniture imported from China. In addition, approximately $99 million of funds available for distribution were set aside by the government over the past three years principally for domestic producers that have requested CDSOA funds and are not eligible to receive funds based on the CDSOA and the government’s historical administration of the CDSOA. The government set aside these CDSOA funds in connection with two lower court cases involving the CDSOA that were decided against the government on constitutional grounds and that have been appealed. The resolution of these legal appeals will have a significant impact on the amount of additional CDSOA funds we receive with respect to the antidumping order on wooden bedroom furniture from China.
There are a number of factors that can affect how much additional CDSOA funds we receive. These factors include:
•	the annual administrative review process which can retroactively increase or decrease the actual duties owed on entries secured by cash deposits and bonds,

•	the ultimate resolution of the legal appeals discussed above, and

•	other administrative and legal challenges that may be instituted.
Assuming our percentage allocation in future years is the same as it was for the 2008 payment (approximately 27% of the funds distributed), that the amount of $100 million collected by the government as of October 1, 2008 does not change as a result of the annual administrative review process or otherwise, and that the government loses the pending appeals based on constitutional issues (reducing our percentage allocation by approximately 62% based on the amount of funds held back for this pending litigation in 2008), we could potentially receive approximately $10 million in additional CDSOA funds. If the government ultimately prevails on the pending constitutional legal challenges and the other assumptions remain the same, we could potentially receive approximately $54 million in additional CDSOA funds. Due to the uncertainty of the various legal and administrative processes, we cannot provide assurances as to the amount of additional CDSOA funds that ultimately will be received, if any, and we cannot predict when we may receive any additional CDSOA funds.

Critical Accounting Policies
We have chosen accounting policies that are necessary to accurately and fairly report our operational and financial position. Below are the critical accounting policies that involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.
Allowance for doubtful accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. We perform ongoing credit evaluations of our customers and monitor their payment patterns. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would reduce our earnings.
Inventory valuation — Inventory is valued at the lower of cost or market. Cost for all inventories is determined using the first-in, first-out (FIFO) method. We evaluate our inventory to determine excess or slow moving items based on current order activity and projections of future demand. For those items identified, we estimate our market value based on current trends. Those items having a market value less than cost are written down to their market value. If we fail to forecast demand accurately, we could be required to write off additional non-saleable inventory, which would also reduce our earnings.
Long-lived assets — Property, plant and equipment is reviewed for possible impairment when events indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods that would lower our earnings. Depreciation policy reflects judgments on the estimated useful lives of assets. If the estimated remaining useful lives of our assets decrease, we would be required to depreciate our assets more quickly, which would also lower our earnings.
Goodwill — Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. We test goodwill for impairment annually (on December 31), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the fair value of the reporting unit is less than its carrying value, we perform an additional step to determine the implied fair value of goodwill associated with that reporting unit. As of both December 31, 2008 and 2007, goodwill totaled $9.1 million, representing 5.4% and 5.2% of total assets, respectively.
The impairment test requires us to compare the fair value of business reporting units to their carrying value, including assigned goodwill. In assessing potential impairment of goodwill, we have determined that we have one reporting unit based on our reporting structure. As of December 31, 2008, our book value was $9.98 per share of outstanding common stock and the closing trading price of our common stock was $7.90 per share. The fair value of our single reporting unit is determined based on a discounted cash flow analysis and other generally accepted valuation methodologies. The valuations employ present value techniques to measure fair value and consider market factors. The results of the annual impairment tests performed as of December 31, 2008, 2007 and 2006 indicated the fair value of the reporting unit exceeded its carrying value and therefore our goodwill was not impaired.
Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. The estimate of fair value of our reporting unit is based on our projection of revenues, gross margin, operating costs and cash flows considering historical and estimated future results, general economic and market conditions as well as the impact of planned business and operational strategies. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates.
It would have required a significant change in our assumptions for the fair value of our reporting unit to have declined to the point where an impairment charge would have been required at December 31, 2008. However, changes in the judgments and estimates underlying our analysis could result in a significantly different estimate of fair value of our reporting unit and could result in an impairment of goodwill in the future.
Off-Balance Sheet Arrangements
We do not have transactions or relationships with “special purpose” entities, and we do not have any off balance sheet financing other than normal operating leases primarily for showroom and certain technology equipment.

New Accounting Standards
We adopted FASB Statement No. 157, Fair Value Measurements and FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on results for 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We have not yet conclusively determined the impact that the implementation of SFAS No. 157 will have on our non-financial assets and liabilities; however we do not anticipate it to significantly impact our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Our obligation under the revolving credit facility bears interest at a variable rate; therefore, changes in prevailing interest rates impact our borrowing costs. A one-percentage point fluctuation in market interest rates would not have had a material impact on earnings in 2008. None of our foreign sales or purchases are denominated in foreign currency and we do not have any foreign currency hedging transactions. While our foreign purchases are denominated in U.S. dollars, a relative decline in the value of the U.S. dollar could result in an increase in the cost of products obtained from offshore sourcing and reduce our earnings, unless we are able to increase our prices for these items to reflect any such increased cost.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information related to our directors is set forth under the caption “Election of Directors” of our proxy statement (the “2009 Proxy Statement”) for our annual meeting of shareholders scheduled for April 16, 2009. Such information is incorporated herein by reference.
Information relating to compliance with section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2009 Proxy Statement and is incorporated herein by reference.
Information relating to the Audit Committee and Board of Directors’ determinations concerning whether a member of the Audit Committee of the Board is a “financial expert” as that term is defined under Item 407(d) (5) of Regulation S-K is set forth under the caption “Board and Board Committee Information” of our 2009 Proxy Statement and is incorporated herein by reference.
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
Item 11. Executive Compensation
Information relating to our executive compensation is set forth under the captions “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our 2009 Proxy Statement. Such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Our information relating to this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of our 2009 Proxy Statement. Such information is incorporated herein by reference.
Information concerning our equity compensation plan is included in Part II of this report under the caption “Equity Compensation Plan Information.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
Our information relating to this item is set forth under the caption “Compensation of Executive Officers — Employment Agreements and Related Transactions” and “Board and Board Committee Information” of our 2009 Proxy Statement. Such information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Our information relating to this item is set forth under the caption “Independent Registered Public Accountants” of our 2009 Proxy Statement. Such information is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	Documents filed as a part of this Report:
(1)	The following consolidated financial statements are included in this report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Income for each of the three years in the period ended December 31, 2008
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2008
Consolidated Statements of Cash Flow for each of the three years in the period ended December 31, 2008
Notes to Consolidated Financial Statements
(2)	Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2008

(b)	Exhibits:

	3.1	The Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended July 2, 2005).

	3.2	By-laws of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed September 25, 2008).

	4.1	The Certificate of Incorporation and By-laws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1 and 3.2 hereto).

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

4.4
Second Amendment to Note Purchase and Private Shelf Agreement dated as of December 30, 2008, among the Registrant, The Prudential Life Insurance Company of America, Pruco Life Insurance Company of New Jersey, Prudential Retirement Insurance and Annuity Company, Hartford Life Insurance Company, Mutual of Omaha Insurance Company and Medica Health Plans.

4.5
Third Amendment to Note Purchase and Private Shelf Agreement dated as of January 23, 2009, among the Registrant, The Prudential Insurance Company of America, Pruco Life Insurance Company of New Jersey, Prudential Retirement Insurance and Annuity Company, Hartford Life Insurance Company, Mutual of Omaha Insurance Company and Medica Health Plans (incorporated by Reference to Exhibit 4.01 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed January 29, 2009).

(2)	Management contract or compensatory plan

10.1
Supplemental Retirement Plan of Stanley Furniture Company, Inc., as restated effective January 1, 1993 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1993). (2)

10.2
First Amendment to Supplemental Retirement Plan of Stanley Furniture Company, Inc., effective December 31, 1995, adopted December 15, 1995 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1995). (2)

10.3
Stanley Interiors Corporation Deferred Compensation Capital Enhancement Plan, effective January 1, 1986, as amended and restated effective August 1, 1987 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 0-14938), No. 33-7300). (2)

10.4
Employment Agreement dated as of June 1, 1996, between Douglas I. Payne and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended June 30, 1996). (2)

10.5
2000 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement (Commission File No. 0-14938) for the special meeting of stockholders held on August 24, 2000). (2)

10.6
Second Amendment to Supplemental Retirement Plan of Stanley Furniture Company, Inc. effective January 1, 2002 (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2002). (2)

10.7
Credit Agreement, dated August 29, 2003, between the Registrant and SouthTrust Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended September 27, 2003).

10.8
First Amendment, dated April 23, 2004, to the revolving credit facility dated August 29, 2003, between the registrant and SouthTrust Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended June 26, 2004).

10.9
2005 Incentive Compensation Award, dated as of December 15, 2004, from the Registrant to Douglas I. Payne (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2004). (2)

10.10
Form of Stock Option Award under 2000 Incentive Plan (ISO) (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2004). (2)

10.11
Form of Stock Option Award under 2000 Incentive Plan (ISO/NSO) (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2004). (2)

10.12
Form of Stock Option Award under 2000 Incentive Plan (Directors) (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2004). (2)

10.13
Second Amendment dated June 15, 2005, to the revolving credit facility dated August 29, 2003, between the Registrant and Wachovia Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed on June 16, 2005).

10.14
Third Amendment, dated July 14, 2006, to the revolving credit facility dated August 29, 2003, between the Registrant and Wachovia Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No 0-14938) filed July 18, 2006).

(2)	Management contract or compensatory plan

10.15
Fourth Amendment dated July 13, 2007, to the Revolving Credit Facility dated August 29, 2003, between the Registrant and Wachovia Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (Commission File No 0-14938) for the quarter ended June 30, 2007.

10.16
Fifth Amendment dated October 12, 2007, to the Revolving Credit Facility dated August 29, 2003, between the Registrant and Wachovia Bank (incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended September 29, 2007).

10.17
Sixth Amendment dated August 15, 2008 to the revolving credit facility dated August 29, 2003, between the Registrant and Wachovia Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed on August 20, 2008).

10.18
Form of Indemnification Agreement between the Registrant and each of its Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed on September 25, 2008).

10.19
Voluntary Separation Agreement and General Release by and between Jeffrey R. Scheffer and Stanley Furniture Company, Inc. dated September 23, 2008 (incorporated by reference to Exhibit 10.2 to the Registrants Form 8-K (Commission File No. 0-14938) filed on September 25, 2008).

10.20
2008 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement (Commission File No. 0-14938) for the annual meeting of stockholders held on April 15, 2008). (2)

10.21	Form of Stock Option Award under 2008 Incentive Plan (Officers) (1) (2)

10.22	Form of Stock Option Award under 2008 Incentive Plan (Directors) (1) (2)

21	List of Subsidiaries (1)

23	Consent of PricewaterhouseCoopers LLP (1)

31.1	Certification by Albert L. Prillaman, our Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (1)

31.2	Certification by Douglas I. Payne, our Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (1)

32.1	Certification by Albert L. Prillaman, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification by Douglas I. Payne, our Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed Herewith

(2)	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

STANLEY FURNITURE COMPANY, INC.
February 2, 2009	By:	/s/ Albert L. Prillaman
Albert L. Prillaman
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Albert L. Prillaman (Albert L. Prillaman)	Chairman and Chief Executive Officer (Principal Executive Officer) and Director	February 2, 2009

/s/ Douglas I. Payne (Douglas I. Payne)	Executive Vice President — Finance and Administration and Secretary (Principal Financial and Accounting Officer)	February 2, 2009

/s/ Robert G. Culp, III (Robert G. Culp, III)	Director	February 2, 2009

/s/ Michael P. Haley (Michael P. Haley)	Director	February 2, 2009

/s/ Thomas L. Millner (Thomas L. Millner)	Director	February 2, 2009

/s/ T. Scott McIlhenny, Jr. (T. Scott McIlhenny, Jr.)	Director	February 2, 2009

STANLEY FURNITURE COMPANY, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

F 1

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Stanley Furniture Company, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Stanley Furniture Company, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Richmond, Virginia
January 28, 2009

F 2

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash	$44,013	$31,648
Accounts receivable, less allowances of $1,644 and $1,482	21,873	25,393
Inventories:
Finished goods	36,803	46,250
Work-in-process	3,493	4,432
Raw materials	7,048	7,404

Total inventories	47,344	58,086

Prepaid expenses and other current assets	3,758	1,767
Deferred income taxes	3,906	3,381

Total current assets	120,894	120,275

Property, plant and equipment, net	35,445	43,898
Goodwill	9,072	9,072
Other assets	460	486

Total assets	$165,871	$173,731

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$1,429	$1,428
Accounts payable	11,236	16,106
Accrued salaries, wages and benefits	6,280	7,108
Other accrued expenses	4,890	3,781

Total current liabilities	23,835	28,423

Long-term debt, exclusive of current maturities	27,857	29,286
Deferred income taxes	2,778	4,824
Other long-term liabilities	8,293	8,347

Total liabilities	62,763	70,880

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 25,000,000 shares authorized, 10,332,179 shares issued and outstanding	207	207
Capital in excess of par value	1,058	591
Retained earnings	102,603	102,999
Accumulated other comprehensive loss	(760)	(946)

Total stockholders’ equity	103,108	102,851

Total liabilities and stockholders’ equity	$165,871	$173,731

The accompanying notes are an integral part
of the consolidated financial statements.

F 3

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Years Ended
	December 31,
	2008	2007	2006
Net sales	$226,522	$282,847	$307,547

Cost of sales	193,929	235,937	242,679

Gross profit	32,593	46,910	64,868

Selling, general and administrative expenses	36,441	39,573	42,139

Pension plan termination charge		(6,605)

Operating income (loss)	(3,848)	732	22,729

Income from Continued Dumping and Subsidy Offset Act, net	11,485	10,429	4,419
Other income, net	308	265	297
Interest income	591	556	383
Interest expense	3,802	3,235	2,093

Income before income taxes	4,734	8,747	25,735

Income taxes	998	2,845	8,954

Net income	$3,736	$5,902	$16,781

Earnings per share:

Basic	$.36	$.56	$1.44

Diluted	$.36	$.55	$1.41

Weighted average shares outstanding:

Basic	10,332	10,478	11,649

Diluted	10,332	10,677	11,924

Cash dividends declared and paid per common share	$.40	$.40	$.32

The accompanying notes are an integral part
of the consolidated financial statements.

F 4

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For each of the three years in the period ended December 31, 2008
(in thousands, except per share data)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total

Balance at December 31, 2005	12,252	$245		$132,682	$(178)	$132,749

Net income				16,781		16,781
Minimum pension liability, net of deferred income tax benefit of $2,361					(3,812)	(3,812)

Comprehensive income						12,969

Adjustment to initially apply SFAS No.158, net of deferred income tax benefit of $514					(830)	(830)
Exercise of stock options	90	2	1,109			1,111
Stock awards	10		247			247
Stock-based compensation			357	(30)		327
Tax benefit on exercise of stock options			386			386
Purchase and retirement of stock	(1,423)	(28)	(2,040)	(31,508)		(33,576)
Dividends paid, $0.32 per share				(3,736)		(3,736)

Balance at December 31, 2006	10,929	219	59	114,189	(4,820)	109,647

Cumulative effect of adoption of FIN48				21		21

Adjusted balance, January 1, 2007	10,929	219	59	114,210	(4,820)	109,668

Net income				5,902		5,902
Prior service cost, net of deferred income tax benefit of $1					(2)	(2)

Actuarial loss, net of deferred income tax benefit of $136					(141)	(141)

Comprehensive Income						5,759

Termination of defined benefit pension plan, net of deferred income tax benefit of $2,488					4,017	4,017
Exercise of stock options	43	1	531			532
Stock-based compensation			534			534
Tax benefit on exercise of stock options			92			92
Purchase and retirement of stock	(640)	(13)	(625)	(12,919)		(13,557)
Dividends paid, $0.40 per share				(4,194)		(4,194)

Balance at December 31, 2007	10,332	207	591	102,999	(946)	102,851

Net income				3,736		3,736
Prior service cost, net of deferred income tax benefit of $3					(5)	(5)
Actuarial gain, net of deferred income tax expense of $118					191	191

Comprehensive Income						3,922

Stock-based compensation			467			467
Dividends paid, $0.40 per share				(4,132)		(4,132)

Balance at December 31, 2008	10,332	$207	$1,058	$102,603	$(760)	$103,108

The accompanying notes are an integral part
of the consolidated financial statements.

F 5

STANLEY FURNITURE COMPANY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	December 31,
	2008	2007	2006
Cash flows from operating activities:
Cash received from customers	$230,255	$289,951	$311,726
Cash paid to suppliers and employees	(215,527)	(269,795)	(268,787)
Cash from Continued Dumping and Subsidy Offset Act, net	10,828	9,986	4,419
Interest paid, net	(3,111)	(2,359)	(1,651)
Income taxes paid	(4,168)	(4,775)	(10,383)

Net cash provided by operating activities	18,277	23,008	35,324

Cash flows from investing activities:
Capital expenditures	(2,261)	(3,951)	(4,196)
Other, net	360	(20)

Net cash used by investing activities	(1,901)	(3,971)	(4,196)

Cash flows from financing activities:
Proceeds from senior notes		25,000
Purchase and retirement of common stock		(13,557)	(33,576)
Repayment of senior notes	(1,429)	(2,857)	(2,857)
Dividends paid	(4,132)	(4,194)	(3,736)
Proceeds from exercise of stock options		532	1,111
Tax benefit from exercise of stock options		32	402
Proceeds from insurance policy loans	1,550	1,386	1,241

Net cash provided (used) by financing activities	(4,011)	6,342	(37,415)

Net increase (decrease) in cash	12,365	25,379	(6,287)
Cash at beginning of year	31,648	6,269	12,556

Cash at end of year	$44,013	$31,648	$6,269

Reconciliation of net income to net cash provided by operating activities:

Net income	$3,736	$5,902	$16,781
Adjustments to reconcile net income to net cash provided by operating activities:
Pension plan termination charge		6,605
Depreciation	8,805	8,982	5,759
Amortization	48	72	78
Deferred income taxes	(2,571)	(4,083)	(1,331)
Stock-based compensation	467	534	327
Tax benefit from exercise of stock options		(32)	(402)
Other, net		220	23
Changes in assets and liabilities:
Accounts receivable	3,520	6,867	4,697
Inventories	10,742	1,278	10,597
Prepaid expenses and other current assets	(2,041)	(1,142)	(600)
Accounts payable	(4,870)	(1,783)	1,384
Accrued salaries, wages and benefits	(525)	(3,028)	(1,075)
Other accrued expenses	904	2,528	22
Other assets	103	88	379
Other long-term liabilities	(41)		(1,315)

Net cash provided by operating activities	$18,277	$23,008	$35,324

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
Cash Equivalents
Cash and short-term, highly-liquid investments with original maturities of three months or less are considered cash and cash equivalents.
Revenue Recognition
Sales are recognized when products are shipped to customers. Revenue includes amounts billed to customers for shipping. Costs to warehouse and prepare goods for shipping to customers are expensed and recorded in selling, general and administrative expenses and amounted to $4.1 million, $5.0 million, and $6.0 million in 2008, 2007 and 2006, respectively.
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
Capitalized Software Cost
We amortize purchased computer software costs using the straight-line method over the estimated economic lives of the related products. Unamortized cost at December 31, 2008 and 2007 was approximately $31,000 and $75,000, respectively, and is included in other assets.
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
Fair Value of Financial Instruments
FASB Statement No. 157, “Fair Value Measurements”, requires disclosure of the level within the fair value hierarchy in which fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3). The fair value of our long-term debt is estimated on a level 2 basis, using a discounted cash flow analysis based on the incremental borrowing rates currently available to us for loans with similar terms and maturities. At December 31, 2008, the fair value of our long-term debt is estimated at $27 million, compared to a carrying amount of $29 million. The fair value of trade receivables, trade payables and letters of credit approximate the carrying amount because of the short maturity of these instruments.

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
Stock-Based Compensation
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-based Payment,” (“SFAS 123R”) which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. We adopted this standard using the modified prospective application transition method. Under this method, compensation cost includes options prior to but not vested as of December 31, 2005 and all options granted since the adoption of this standard.
Goodwill
Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. We test goodwill for impairment annually (on December 31), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the fair value of the reporting unit is less than its carrying value, we perform an additional step to determine the implied fair value of goodwill associated with that reporting unit. As of both December 31, 2008 and 2007, goodwill totaled $9.1 million.
The impairment test requires us to compare the fair value of business reporting units to their carrying value, including assigned goodwill. In assessing potential impairment of goodwill, we have determined that we have one reporting unit based on our reporting structure. The fair value of our single reporting unit is determined based on a discounted cash flow analysis and other generally accepted valuation methodologies. The results of the annual impairment tests performed as of December 31, 2008, 2007 and 2006 indicated the fair value of the reporting unit exceeded its carrying value and therefore our goodwill was not impaired.
Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. The estimate of fair value of our reporting unit is based on our projection of revenues, gross margin, operating costs and cash flows considering historical and estimated future results, general economic and market conditions as well as the impact of planned business and operational strategies.
Tariffs imposed on wooden bedroom furniture imported from China
Tariff expense is based on the most current rates published by the U.S. Department of Commerce. These rates are potentially subject to an administrative review process starting approximately one year after the publication date. The final amounts will depend on whether administrative reviews are performed and the outcome of those reviews, if any, on the vendors we purchase from.
Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Changes in such estimates may affect amounts reported in future periods.

F 8

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Property, Plant and Equipment

	Depreciable
	lives	(in thousands)
	(in years)	2008	2007
Land and buildings	20 to 50	$41,615	$41,874
Machinery and equipment	5 to 12	76,451	80,589
Office furniture and equipment	3 to 10	1,384	1,377
Construction in progress		120	61

Property, plant and equipment, at cost		119,570	123,901
Less accumulated depreciation		84,125	80,003

Property, plant and equipment, net		$35,445	$43,898

3. Debt

	(in thousands)
	2008	2007
6.73% Senior notes due through May 3, 2017	$25,000	$25,000
6.94% Senior notes due through May 3, 2011	4,286	5,714

Total	29,286	30,714
Less current maturities	1,429	1,428

Long-term debt, exclusive of current maturities	$27,857	$29,286

Annual principal requirements are $1.4 million in both 2009 and 2010, $5.0 million in 2011, and $3.6 million in 2012 and 2013.
At December 31, 2008, no borrowings were outstanding under a revolving credit facility that provided for maximum borrowings of $25.0 million. Interest is payable monthly at the reserve adjusted LIBOR plus .50% per annum (2.0% on December 31, 2008) or, at our option, prime minus 1.0% (3.25% on December 31, 2008). We have terminated this revolving credit facility, effective February 4, 2009.
We utilize letters of credit to collateralize certain insurance policies and inventory purchases. Outstanding letters of credit at December 31, 2008 were $1.7 million.
The above loan agreements require us to maintain certain financial covenants, including a limit on total debt and a fixed charge coverage ratio. We were in compliance with these covenants as of December 31, 2008.
In January 2009, we entered into an amendment to our note agreement providing that two financial covenants relating to operating income and earnings not apply during 2009. Instead, this amendment requires that we maintain unrestricted cash on hand of at least $20 million through March 30, 2010 and maintain earnings before interest and taxes of not less than a loss of $10 million for each of the twelve month periods ending March 31, June 30, September 30 and December 31, 2009.
4. Income Taxes
The provision for income taxes consists of (in thousands):

	2008	2007	2006
Current:
Federal	$3,163	$5,730	$9,440
State	633	1,072	845

Total current	3,796	6,802	10,285

Deferred:
Federal	(2,432)	(3,439)	(1,158)
State	(366)	(517)	(174)

Total deferred	(2,798)	(3,957)	(1,332)

Income taxes	$998	$2,845	$8,954

F 9

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. Income Taxes (continued)
A reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate follows:

	2008	2007	2006
Federal statutory rate	34.0%	35.0%	35.0%
State tax, net of federal benefit	3.6	4.9	3.0
State tax credits and adjustments	(2.8)		(.8)
Increase in cash surrender value of life insurance policies	(9.6)	(4.7)	(1.4)
Deduction for qualified domestic production activities	(1.2)	(.8)	(.4)
Tax-exempt interest income	(3.7)	(1.4)	(.5)
Other, net	.8	(.5)	(.1)

Effective income tax rate	21.1%	32.5%	34.8%

The income tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31 follow (in thousands):

	2008	2007
Current deferred tax assets (liabilities):
Accounts receivable	$629	$421
Employee benefits	2,785	2,872
Other accrued expenses	460	88

Net current deferred tax asset	$3,874	$3,381

Noncurrent deferred tax liabilities (assets):
Property, plant and equipment	$5,124	$7,225
Employee benefits	(1,913)	(1,913)
Other accrued expenses		(488)

Net noncurrent deferred tax liability	$3,211	$4,824

	2008	2007
Unrecognized tax benefits balance at January 1	$991	$1,027
Gross increases for tax positions of prior years	39	7
Gross decreases for tax positions of prior years
Settlements
Lapse of statute of limitations	(90)	(43)

Unrecognized tax benefits balance at December 31	$940	$991

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008 and 2007 we had approximately $448,000 and $431,000 of accrued interest related to uncertain tax positions, respectively.
Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $877,000 at December 31, 2008 and $899,000 at December 31, 2007. The tax years 2005-2007 remain open to examination by major taxing jurisdictions.

F 10

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. Stockholders’ Equity
At December 31, 2008, we have approximately $19.0 million available on the current authorization by the Board of Directors to acquire our common stock.
In addition to common stock, authorized capital includes 1,000,000 shares of “blank check” preferred stock. None was outstanding during the three years ended December 31, 2008. The Board of Directors is authorized to issue such stock in series and to fix the designation, powers, preferences, rights, limitations and restrictions with respect to any series of such shares. Such “blank check” preferred stock may rank prior to common stock as to dividend rights, liquidation preferences or both, may have full or limited voting rights and may be convertible into shares of common stock.
Basic and diluted earnings per share are calculated using the following share data (in thousands):

	2008	2007	2006
Weighted average shares outstanding for basic calculation	10,332	10,478	11,649
Dilutive effect of stock options		199	275

Weighted average shares outstanding for diluted calculation	10,332	10,677	11,924

In 2008, the calculation of dilutive shares was not impacted by outstanding stock options as all options had exercise prices greater than the average market price during 2008.
6. Stock Based Compensation
As of December 31, 2008, there was approximately $1.3 million of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next three to four years.
Our stock option plans provide for the granting of stock options and stock awards up to an aggregate of 2,000,000 shares of common stock to employees and directors at prices equal to the market value of the stock on the dates the options were granted. The options granted have a term of 10 years from the grant date and granted options for employees vest ratably over a four to five year period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. We have estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted during 2008 follows:

Expected price volatility	36.12%
Risk-free interest rate	3.07%
Weighted average expected life in years	5.6
Dividend yield	4.28%
Forfeiture rate	12.01%

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
Stock option activity for the three years ended December 31, 2008, follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2005	855,128	$14.71	5.7
Lapsed	(25,000)	18.05
Exercised	(90,000)	12.35
Granted	185,275	23.65

Outstanding at December 31, 2006	925,403	16.64	5.8
Lapsed	(30,000)	24.04
Exercised	(42,900)	12.41
Granted	187,985	11.79

Outstanding at December 31, 2007	1,040,488	15.73	4.4
Lapsed	(374,500)	15.77
Granted	535,808	9.70

Outstanding at December 31, 2008	1,201,796	$13.02	8.9	$15

Exercisable at December 31, 2008	620,704	$15.02	4.4

At December 31, 2008, 1,494,192 shares were available for future grants and awards.
The average fair market value of options granted in 2008, 2007 and 2006, and cash proceeds, tax benefits and intrinsic value related to total stock options exercised during 2007 and 2006 are as follows (in thousands, except per share data):

	2008	2007	2006
Average fair market value of options granted (per share)	$2.32	$3.25	$9.89
Proceeds from stock options exercised		532	1,111
Tax benefits related to stock options exercised		92	386
Intrinsic value of stock options exercised		246	1,046
7. Employee Benefits Plans
Defined Contribution Plan
We maintain a defined contribution plan covering substantially all of our employees and make discretionary matching and profit sharing contributions. The total plan cost, including employer contributions, was $940,000 in 2008, $1.1 million in 2007 and $1.5 million in 2006.

F 12

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. Employee Benefits Plans (continued)
Pension Plans
In 2006, we announced our decision to terminate our defined benefit pension plan (the “Plan”). No benefits have accrued under the plan since it was frozen in December 1995, at which time our contributions to a 401(k) savings plan became the primary retirement benefit. Final distribution of assets and termination of our defined benefit pension plan occurred during 2007, resulting in a settlement charge to earnings of $6.6 million pretax, or $4.5 million after taxes, and a final cash contribution of $1.6 million. Our supplemental plan (a nonqualified plan) was not affected by the termination.
The financial status of the plans at December 31, follows (in thousands):

	2008		2007
	Stanley		Stanley
	Retirement	Supplemental	Retirement	Supplemental
	Plan	Plan	Plan	Plan
Change in benefit obligation:
Beginning benefit obligation		$1,921	$15,065	$1,979
Interest cost		116	157	115
Actuarial loss (gain)		3	408	(14)
Benefits paid		(161)	(96)	(159)
Plan termination payments			(15,534)

Ending benefit obligation		1,879		1,921

Change in plan assets:
Beginning fair value of plan assets			13,914
Actual return on plan assets			113
Employer contributions		161	1,603	159

Benefits paid		(161)	(15,630)	(159)

Ending fair value of plan assets

Funded status	$	$(1,879)	$	$(1,921)

Amount recognized in the consolidated balance sheet:
Current liabilities		$(163)		$(159)
Non current liabilities		(1,716)		(1,762)

Total	$	$(1,879)	$	$(1,921)

Components of pension cost follow (in thousands):

	2008	2007	2006
Interest cost	$116	$272	$928
Expected return on plan assets		(188)	(982)
Net amortization and deferral	3	219	500

Net cost	119	303	446
Settlement expense		6,606	904

Total expense	$119	$6,909	$1,350

F 13

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. Employee Benefits Plans (continued)
The assumptions used to determine the plans’ financial status and pension cost were:

	2008		2007		2006
Discount rate for funded status	6.25	%(a)	6.20	%(a)	5.75%/5.00 (b)
Discount rate for pension cost	6.20%		5.75%/5.00	%(b)	5.50%
Return on assets					6.50%

(a)	Rate relates to the Supplemental Plan.

(b)	The 5.75% relates to the Supplemental Plan. The Stanley Retirement Plan used a discount rate of 5.00%, which is the rate that was used at distribution.
Estimated future benefit payments for the supplemental plan are $163,000 in 2009, $160,000 in 2010, $158,000 in 2011, $159,000 in 2012, $158,000 in 2013, and a total of $756,000 from 2014 through 2018.
Postretirement Benefits Other Than Pensions
We provide health care benefits to eligible retired employees between the ages of 55 and 65 and provide life insurance benefits to eligible retired employees from age 55 until death. The plan’s financial status at December 31, the measurement date, follows (in thousands):

	2008	2007
Change in benefit obligation:
Beginning benefit obligation	$2,954	$2,876
Service cost	73	79
Interest cost	172	172
Actuarial (gain) loss	(146)	141
Plan participants’ contributions	199	193
Benefits paid	(344)	(507)

Ending benefit obligation	2,908	2,954

Change in plan assets:
Beginning fair value of plan assets
Employer contributions	144	314
Plan participants’ contributions	199	193
Benefits paid	(343)	(507)

Ending fair value of plan assets

Funded status	$(2,908)	$(2,954)

Amount recognized in the consolidated balance sheet:
Current liabilities	$284	$295
Non current liabilities	2,624	2,659

Total	$2,908	$2,954

F 14

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. Employee Benefits Plans (continued)
Components of net periodic postretirement benefit cost were (in thousands):

	2008	2007	2006
Service cost	$73	$79	$71
Interest cost	172	172	155
Amortization of transition obligation	122	122	122
Amortization of net actuarial loss	33	39	27

Net periodic postretirement benefit cost	$400	$412	$375

The assumptions used to determine the plan’s financial status and postretirement benefit cost:

	2008	2007	2006
Discount rate for funded status	6.25%	6.05%	5.75%
Discount rate for postretirement benefit cost	6.05%	5.75%	5.50%
Health care cost assumed trend rate for next year	6.00%	8.00%	9.00%
Rate that the cost trend rate gradually declines to	5.50%	5.50%	5.50%
Year that the rate reaches the rate it is assumed to remain at	2010	2010	2010
An increase or decrease in the assumed health care cost trend rate of one percentage point in each future year would affect the accumulated postretirement benefit obligation at December 31, 2008 by approximately $146,000 and the annual postretirement benefit cost by approximately $19,000.
Estimated future benefit payments are $284,000 in 2009, $300,000 in 2010, $282,000 in 2011, $281,000 in 2012, $281,000 in 2013 and a total of $1.3 million from 2014 through 2018.
Since the postretirement benefits other than pension do not cover any benefits after age 65, the Medicare Prescription Drug Act has no impact on the benefits provided under this plan.
The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost at December 31, 2008, are as follows (in thousands):

		Other
	Supplemental	Postretirement
	Plan	Benefits
Net loss	$208	$562
Net transition obligation		460

Total	$208	$1,022

The amounts in accumulated other comprehensive incomes that are expected to be recognized as components of net periodic benefit cost during 2009 are as follows (in thousands):

		Other
	Supplemental	Postretirement
	Plan	Benefits
Net loss		$19
Net transition obligation		122

Total		$141

F 15

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. Employee Benefits Plans (continued)
Deferred Compensation
We have a deferred compensation plan, funded with life insurance policies, which permitted certain management employees to defer portions of their compensation and earn a fixed rate of return. No deferrals have been made since 1991. The accrued liabilities relating to this of $1.6 million at December 31, 2008 and $1.7 million as of December 31, 2007 are included in accrued salaries, wages and benefits and other long-term liabilities. The cash surrender value, net of policy loans, is included in other assets. Policy loan interest of $1.7 million, $1.5 million and $1.3 million was charged to interest expense in 2008, 2007 and 2006, respectively.
8. Restructuring and Related Charges
In 2008, we recorded restructuring charges for the consolidation of certain manufacturing operations, elimination of certain positions and a voluntary early retirement incentive. A summary of our restructuring activities follows (in thousands):

	Restructuring	Cash	Restructuring Accrual
	Charges	Payments	December 31, 2008

Severance and other employee termination cost	$2,143	$697	$1,446
In addition to the restructuring charges above, in 2008 we recorded approximately $3.6 million in accelerated depreciation expense due to a plant closure and approximately $500,000 in equipment relocation cost for machinery moved to other facilities. At December 31, 2008, the closed facility and idled equipment are recorded as assets held for sale in current assets.
In 2007, we converted a manufacturing facility to a warehouse operation. As a result, we recorded a charge of $3.6 million in 2007, which consisted mainly of higher depreciation expense due to shorter useful lives of machinery and equipment.
9. Income for Continued Dumping and Subsidy Offset Act (CDSOA)
We recorded income of $11.5 million, $10.4 million and $4.4 million in 2008, 2007 and 2006, respectively, net of legal expenses, from CDSOA payments and related settlements. These payments came from the case involving Wooden Bedroom Furniture imported from China. The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection for imports covered by antidumping duty orders entering the United States through September 30, 2007 to qualified domestic producers.
10. Commitments and Contingencies
We lease showroom space and certain technology equipment. Rental expenses charged to operations were $2.0 million, $2.7 million and $3.2 million in 2008, 2007 and 2006, respectively. Future minimum lease payments are approximately as follows: 2009 — $717,000, 2010 — $597,000, 2011 — $479,000, 2012 — $472,000 and 2013 — $472,000.
In the normal course of business, we are involved in claims and lawsuits, none of which currently, in management’s opinion, will have a material adverse affect on our Consolidated Financial Statements.

F 16

STANLEY FURNITURE COMPANY, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. New Accounting Standards
We adopted FASB Statement No. 157, Fair Value Measurements and FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on results for 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We have not yet conclusively determined the impact that the implementation of SFAS No. 157 will have on our non-financial assets and liabilities; however we do not anticipate it to significantly impact our consolidated financial statements.
12. Quarterly Results of Operations (Unaudited)

	(in thousands, except per share data)
	First	Second		Third		Fourth
2008 Quarters:
Net Sales	$62,534	$59,148		$54,483		$50,357
Gross profit	10,820	9,961		4,991		6,821
Net income	1,049	(68)		(3,489	)(1)	6,246	(2)(3)
Net income per share:
Basic	$.10	$(.01)		$(.33	)(1)	.60	(2)(3)
Diluted	.10	(.01)		(.33	)(1)	.60	(2)(3)
Dividend paid per share	.10	.10		.10		.10

2007 Quarters:
Net Sales	$75,108	$67,722		$73,181		$66,836
Gross profit	13,494	13,640		12,749		7,027
Net income	1,676	(2,376	)(4)	1,635		4,967	(3)(5)
Net income per share:
Basic	$.16	$.23		$.16		.48	(3)(5)
Diluted	.15	.23		.16		.48	(3)(5)
Dividend paid per share	.10	.10		.10		.10

(1)	Includes after tax restructuring charge of $2.8 million, or $.27 per share, for the consolidation of manufacturing operations and other restructuring related charges.

(2)	Includes after tax restructuring charge of $2.8 million, or $.27 per share, for the consolidation of manufacturing operations and other restructuring related charges.

(3)	Continued Dumping and Subsidy Offset Act receipts totaled $9.1 million after tax, or $.88 per share, and $7.0 million after tax, or $.66 per share, for 2008 and 2007 respectively.

(4)	Includes pension plan termination charge of $4.5 million after tax, or $.42 per share.

(5)	Includes after tax restructuring charge of $2.4 million or $.23 per share, for the conversion of one of our manufacturing facilities to a warehouse operation.

F 17

STANLEY FURNITURE COMPANY, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For each of the Three Years in the Period Ended December 31, 2008
(in thousands)

Column A	Column B	Column C		Column D		Column E
		Charged
	Balance at	(Credited)				Balance
	Beginning	to Costs &				at End of
Descriptions	of Period	Expenses		Deductions		Period
2008
Doubtful receivables	$825	$756		$581	(a)	$1,000
Discounts, returns, and allowances	657	(13	)(b)			644

	$1,482	$743		$581		$1,644

2007
Doubtful receivables	$715	$480		$370	(a)	$825
Discounts, returns, and allowances	839	(182	)(b)			657

	$1,554	$298		$370		$1,482

2006
Doubtful receivables	$650	$975		$910	(a)	$715
Discounts, returns, and allowances	916	(77	)(b)			839

	$1,566	$898		$910		$1,554

(a)	Uncollectible receivables written-off, net of recoveries.

(b)	Represents net decrease in the reserve.

S-1

EXHIBIT INDEX

10.21	Form of Stock Option Award under 2008 Incentive Plan (Officers)

10.22	Form of Form of Stock Option Award under 2008 Incentive Plan (Directors)

21	List of Subsidiaries

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification by Albert L. Prillaman, our Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by Douglas I. Payne, our Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification by Albert L. Prillaman, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Douglas I. Payne, our Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.