Form 10-Q
period 2009-03-28
STANLEY FURNITURE CO INC.
filed 2009-04-15
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or “smaller reporting company”. See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☐       Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)       Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 9, 2009, 10,332,179 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 28,	December 31,
	2009	2008
ASSETS
Current assets:
Cash	$41,109	$44,013
Accounts receivable, less allowances of $1,841 and $1,644	21,283	21,873
Inventories:
Finished goods	34,120	36,803
Work-in-process	5,931	3,493
Raw materials	5,906	7,048

Total inventories	45,957	47,344

Prepaid expenses and other current assets	4,188	3,758
Deferred income taxes	3,873	3,906

Total current assets	116,410	120,894

Property, plant and equipment, net	35,206	35,445
Goodwill	9,072	9,072
Other assets	16	460

Total assets	$160,704	$165,871

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$1,429	$1,429
Accounts payable	9,830	11,236
Accrued salaries, wages and benefits	6,477	6,280
Other accrued expenses	3,339	4,890

Total current liabilities	21,075	23,835

Long-term debt, exclusive of current maturities	27,857	27,857
Deferred income taxes	2,630	2,778
Other long-term liabilities	8,235	8,293

Total liabilities	59,797	62,763

STOCKHOLDERS’ EQUITY
Common stock, $.02 par value, 25,000,000 shares authorized and 10,332,179 shares issued and outstanding	207	207
Capital in excess of par value	1,211	1,058
Retained earnings	100,227	102,603
Accumulated other comprehensive loss	(738)	(760)

Total stockholders’ equity	100,907	103,108

Total liabilities and stockholders’ equity	$160,704	$165,871

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	March 28,	March 29,
	2009	2008

Net sales	$39,764	$62,534

Cost of sales	35,022	51,714

Gross profit	4,742	10,820

Selling, general and administrative expenses	7,817	8,770

Operating income (loss)	(3,075)	2,050

Other income, net	45	72
Interest income	36	205
Interest expense	950	919

Income (loss) before income taxes	(3,944)	1,408

Income tax (benefit) expense	(1,568)	359

Net income (loss)	$(2,376)	$1,049

Earnings (loss) per share:

Basic	$(.23)	$.10

Diluted	$(.23)	$.10

Weighted average shares outstanding:

Basic	10,332	10,332

Diluted	10,332	10,354

Cash dividend declared and paid per common share	$	$.10

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Three Months Ended
	March 28,	March 29,
	2009	2008
Cash flows from operating activities:
Cash received from customers	$40,254	$59,335
Cash paid to suppliers and employees	(41,596)	(55,300)
Interest received, net	20	196
Income taxes paid, net	(2,414)	(2,595)

Net cash provided by operating activities	(3,736)	1,636

Cash flows from investing activities:
Capital expenditures	(471)	(82)
Proceeds from sale of assets held for sale, net	1,303

Net cash used by investing activities	832	(82)

Cash flows from financing activities:
Dividends paid		(1,033)

Net cash used by financing activities		(1,033)

Net increase (decrease) in cash	(2,904)	521
Cash at beginning of period	44,013	31,648

Cash at end of period	$41,109	$32,169

Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$(2,376)	$1,049
Depreciation and Amortization	1,102	1,379
Deferred income taxes	(115)	(222)
Stock-based compensation	153	124

Changes in assets and liabilities:
Accounts receivable	590	(3,152)
Inventories	1,387	4,800
Prepaid expenses and other current assets	(2,131)	188
Accounts payable	(1,406)	(2,535)
Accrued salaries, wages and benefits	232	993
Other accrued expenses	(1,582)	(1,351)
Other assets	450	390
Other long-term liabilities	(40)	(27)

Net cash provided by operating activities	$(3,736)	$1,636

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
2. Property, Plant and Equipment

	March 28,	December 31,
	2009	2008
Land and buildings	$38,851	$41,615
Machinery and equipment	63,432	76,451
Office furniture and equipment	1,284	1,384
Construction in process	591	120

Property, plant and equipment, at cost	104,158	119,570
Less accumulated depreciation	68,952	84,125

Property, plant and equipment, net	$35,206	$35,445

3. Debt

	March 28,	December 31,
	2009	2008
6.73% senior notes due through May 3, 2017	$25,000	$25,000
6.94% senior notes due through May 3, 2011	4,286	4,286

Total	29,286	29,286
Less current maturities	1,429	1,429

Long-term debt, exclusive of current maturities	$27,857	$27,857

4. Employee Benefits Plans
Components of other postretirement benefit cost:

	Three Months Ended
	March 28,	March 29,
	2009	2008
Service cost	$19	$22
Interest cost	71	71
Amortization of transition obligation	33	33
Amortization of prior service cost	(2)	(2)
Amortization of accumulated loss	5	7

Net periodic postretirement benefit cost	$126	$131

5. Stockholders’ Equity
Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data:

	Three Months Ended
	March 28,	March 29,
	2009	2008
Weighted average shares outstanding for basic calculation	10,332	10,332
Add: Effect of dilutive stock options		22

Weighted average shares outstanding, adjusted for diluted calculation	10,332	10,354

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings (loss) per share calculation because they were anti-dilutive, were 1.2 million in 2009 and 1.1 million in 2008, respectively.
A reconciliation of the activity in Stockholders’ Equity accounts for the quarter ended March 28, 2009 is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Earnings	Loss
Balance, December 31, 2008	$207	$1,058	$102,603	$(760)
Net loss			(2,376)
Stock-based compensation		153
Adjustment to net periodic benefit cost				22

Balance, March 28, 2009	$207	$1,211	$100,227	$(738)

The components of other comprehensive income or loss are as follows:

	Three Months Ended
	March 28,	March 29,
	2009	2008
Net income (loss)	$(2,376)	$1,049
Adjustment to net periodic benefit cost	22	38

Comprehensive income (loss)	$(2,354)	$1,087

6. Restructuring and Related Charges
In 2008, we took steps to improve our cost structure by consolidating our North Carolina manufacturing operations from two facilities to one and offered a voluntary early retirement incentive for qualified salaried associates. Asset impairment charges were recorded during 2008 to reduce the carrying value of all idle facilities and related machinery and equipment to their net realizable value through accelerated depreciation. Restructuring and related charges in the first quarter of 2009 was $165,000 and consisted of ongoing cost at our Lexington, North Carolina facility until it was sold in the first quarter of 2009.

Restructuring activity for the three months ending March 28, 2009 was as follows:

	Severance and other
	termination costs	Other Cost	Total
Accrual at January 1, 2009	$1,446		$1,446
Charges to expense	83	$82	165
Cash payments	263	82	345

Accrual at March 28, 2009	$1,266	$0	$1,266

The restructuring accrual for severance and other employee termination cost is classified as “Other accrued expenses”.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Income:

	Three Months Ended
	March 28,	March 29,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales	88.1	82.7

Gross profit	11.9	17.3
Selling, general and administrative expenses	19.6	14.0

Operating income (loss)	(7.7)	3.3
Other income, net	.1	.1
Interest income	.1	.3
Interest expense	2.4	1.4

Income (loss) before income taxes	(9.9)	2.3
Income taxes	3.9	.6

Net income (loss)	(6.0)%	1.7%

Net sales decreased $22.7 million, or 36.4%, for the three month period ended March 28, 2009, from the comparable 2008 period. The decrease was due primarily to an estimated 38% lower unit volume, resulting from continued weakness in demand, which we believe is due to the current economic recession and is consistent with industry trends. Partially offsetting this lower unit volume was an estimated 2% increase in average unit prices.
Gross profit for the first three months of 2009 decreased to $4.7 million, or 11.9% of net sales, from $10.8 million, or 17.3% of net sales, for the comparable three months of 2008. Restructuring and related charges of $165,000 and $220,000 are included in gross profit for the first three months of 2009 and 2008, respectively. We expect no additional cost related to these previously announced restructuring plans. The decline in gross profit for the period ending March 28, 2009, resulted primarily from lower sales and production levels. This decline was partially mitigated by cost savings primarily from restructuring steps taken in 2008 which resulted in approximately $1 million to $2 million in savings during the first quarter of 2009.
Selling, general and administrative expenses decreased to $7.8 million, or 19.6% of net sales, for the three month period of 2009 from $8.8 million, or 14.0% of net sales, for the comparable three month period of 2008. These expenses declined primarily due to lower selling expenses resulting from decreased sales and cost control initiatives.
As a result of the above, operating loss as a percentage of net sales was 7.7% for the three month period of 2009 compared to operating income of 3.3% for the comparable 2008 period.

Interest income for the three month period of 2009 decreased due primarily to lower earnings on invested cash.
The effective tax rate for 2009 is expected to be 39.8%, compared to 21.1% for 2008. The higher effective tax rate is due to the expected impact of permanent differences on loss before income taxes. The primary permanent difference is the increase in cash surrender value of life insurance policies, which are used to fund our deferred compensation plan. We expect this relationship to continue, but the impact on the effective tax rate will depend on future earnings.
Financial Condition, Liquidity and Capital Resources
Sources of liquidity include cash on hand and cash generated from operations. We expect these sources of liquidity to be adequate for ongoing expenditures, debt payments and capital expenditures for the foreseeable future. We believe that cash on hand will be adequate during 2009 in the event we do not generate cash from operations. Working capital, excluding cash and current maturities of long-term debt, increased $1.2 million during the first three months of 2009 to $55.7 million from $54.5 million at 2008 year end. The increase was primarily due to lower accounts payable partially offset by lower inventories.
Cash used by operations was $3.7 million in the first three months of 2009 compared to cash generated of $1.6 million in the 2008 period. The decrease was primarily due to lower receipts from customers due to lower sales.
Net cash provided by investing activities was $832,000 in the 2009 period compared to cash used of $82,000 in 2008. Sale of assets provided cash from investing activities during the first quarter of 2009, which were included in prepaid expenses and other current assets at December 31, 2008.
No cash was provided or used by financing activities in the 2009 period compared to cash used of $1.0 million in the 2008 period. In the 2008 period, cash from operations provided funds for the payment of cash dividends. In January 2009, our Board of directors voted to suspend quarterly cash dividend payments.
At March 28, 2009, long-term debt including current maturities was $29.3 million. Debt service requirements are $1.4 million in 2009 and 2010, $5.0 million in 2011, and $3.6 million in 2012 and 2013. In January 2009, we entered into an amendment to our note agreement providing that two financial covenants relating to operating income and earnings not apply during 2009. Instead, this amendment requires that we maintain unrestricted cash of at least $20 million and maintain earnings before interest and taxes (as defined in our note agreement) of not less than a loss of $10 million for each twelve month period ending each quarter in 2009. At March 28, 2009, our cash on hand was $41.1 million and our earnings before interest and taxes (as defined in our note agreement) for the twelve months ended March 28, 2009 was $9.9 million. In the event of noncompliance with these amended covenants in 2009 or with the two financial covenants relating to operating income and earnings that will apply after 2009, we would have to seek waivers or additional amendments. If we are not able to obtain such waivers or amendments from our lenders, then we would need to seek other funding or use our cash on hand to repay the lenders. Cash on hand at March 28, 2009 was $41.1 million and total debt was $29.3 million.
We are including earnings before interest and taxes (as defined in our note agreement) for the twelve months ended March 28, 2009, which is a financial measure not derived in accordance with generally accepted accounting principles in the United States of America, to quantify our compliance with a financial covenant in our note agreement, and not as a measure of operating results. The following table sets forth a reconciliation to income (loss) before income taxes for the twelve months ended March 28, 2009 (dollars are shown in thousands):

Twelve Months Ending
March 28, 2009
Income (loss) before income taxes	$(589)
Interest expense, net	3,411
Restructuring charge	7,050

Earnings before interest and taxes (as defined in our note agreement)	$9,872

Critical Accounting Policies
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2008 Annual Report on Form 10-K.

Forward-Looking Statements
Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include the cyclical nature of the furniture industry, business failures or loss of large customers, competition in the furniture industry including competition from lower-cost foreign manufacturers, disruptions in offshore sourcing including those arising from supply or distribution disruptions or those arising from changes in political, economic and social conditions, as well as laws and regulations, in China or other countries from which we source products, international trade policies of the United States and countries from which we source products, manufacturing realignment, the inability to obtain sufficient quantities of quality raw materials in a timely manner, the inability to raise prices in response to inflation and increasing costs, failure to anticipate or respond to changes in consumer tastes and fashions in a timely manner, environmental, health and safety compliance costs, and extended business interruption at manufacturing facilities. Any forward-looking statement speaks only as of the date of this filing, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
None of our foreign sales or purchases are denominated in foreign currency and we do not have any foreign currency hedging transactions. While our foreign purchases are denominated in U.S. dollars, a relative decline in the value of the U.S. dollar could result in an increase in the cost of our products obtained from offshore sourcing and reduce our earnings or increase our losses, unless we are able to increase our prices for these items to reflect any such increased cost.
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

3.2	By-laws of the Registrant as amended (incorporated by reference to Exhibit 3 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed December 7, 2007).

31.1	Certification by Albert L. Prillaman, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification by Douglas I. Payne, our Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Albert L. Prillaman, our Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Douglas I. Payne, our Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2009	STANLEY FURNITURE COMPANY, INC.
	By:	/s/ Douglas I. Payne
Douglas I. Payne
Executive V.P. — Finance & Administration and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

3.1
Restated Certificate of Incorporation of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended July 2, 2005).

3.2	By-laws of the Registrant as amended (incorporated by reference to Exhibit 3 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed December 7, 2007).

31.1	Certification by Albert L. Prillaman, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification by Douglas I. Payne, our Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Albert L. Prillaman, our Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Douglas I. Payne, our Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)