Form 10-Q
period 2009-06-27
STANLEY FURNITURE CO INC.
filed 2009-07-15
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 13, 2009, 10,332,179 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 27,	December 31,
	2009	2008
ASSETS
Current assets:
Cash	$40,715	$44,013
Accounts receivable, less allowances of $1,753 and $1,644	19,850	21,873
Inventories:
Finished goods	30,401	36,803
Work-in-process	5,016	3,493
Raw materials	5,774	7,048

Total inventories	41,191	47,344

Prepaid expenses and other current assets	5,773	3,758
Deferred income taxes	3,895	3,906

Total current assets	111,424	120,894

Property, plant and equipment, net	34,284	35,445
Goodwill	9,072	9,072
Other assets	1,468	460

Total assets	$156,248	$165,871

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$1,429	$1,429
Accounts payable	9,586	11,236
Accrued salaries, wages and benefits	7,829	6,280
Other accrued expenses	2,040	4,890

Total current liabilities	20,884	23,835

Long-term debt, exclusive of current maturities	26,428	27,857
Deferred income taxes	2,472	2,778
Other long-term liabilities	8,218	8,293

Total liabilities	58,002	62,763

STOCKHOLDERS’ EQUITY
Common stock, $.02 par value, 25,000,000 shares authorized and 10,332,179 shares issued and outstanding	207	207
Capital in excess of par value	1,551	1,058
Retained earnings	97,204	102,603
Accumulated other comprehensive loss	(716)	(760)

Total stockholders’ equity	98,246	103,108

Total liabilities and stockholders’ equity	$156,248	$165,871

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months		Six Months
	Ended		Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Net sales	$42,326	$59,148	$82,090	$121,682

Cost of sales	38,751	49,187	73,773	100,901

Gross profit	3,575	9,961	8,317	20,781

Selling, general and administrative expenses	7,653	8,982	15,470	17,752

Operating income (loss)	(4,078)	979	(7,153)	3,029

Other income, net	43	165	88	237
Interest income	6	153	41	357
Interest expense	907	930	1,856	1,849

Income (loss) before income taxes	(4,936)	367	(8,880)	1,774

Income tax expense (benefit)	(1,913)	435	(3,481)	794

Net income (loss)	$(3,023)	$(68)	$(5,399)	$980

Earnings (loss) per share:

Basic	$(0.29)	$(.01)	$(0.52)	$.09

Diluted	$(0.29)	$(.01)	$(0.52)	$.09

Weighted average shares outstanding:

Basic	10,332	10,332	10,332	10,332

Diluted	10,332	10,332	10,332	10,334

Cash dividend declared and paid per common share		$.10		$.20

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Six Months Ended
	June 27,	June 28,
	2009	2008
Cash flows from operating activities:
Cash received from customers	$83,912	$121,163
Cash paid to suppliers and employees	(82,979)	(110,287)
Interest paid	(2,729)	(2,291)
Income taxes paid	(2,463)	(3,810)

Net cash provided (used) by operating activities	(4,259)	4,775

Cash flows from investing activities:
Capital expenditures	(637)	(584)
Purchase of other assets	(23)
Proceeds from sale of assets	1,303

Net cash provided (used) by investing activities	643	(584)

Cash flows from financing activities:
Repayment of senior notes	(1,429)	(1,429)
Proceeds from insurance policy loans	1,651	1,550
Dividends paid		(2,066)
Other, net	96

Net cash provided (used) by financing activities	318	(1,945)

Net increase (decrease) in cash	(3,298)	2,246
Cash at beginning of period	44,013	31,648

Cash at end of period	$40,715	$33,894

Reconciliation of net income to net cash provided (used) by operating activities:
Net income (loss)	$(5,399)	$980
Depreciation and amortization	2,194	2,869
Deferred income taxes	(295)	(1,223)
Stock-based compensation	493	368
Changes in assets and liabilities:
Accounts receivable	2,023	(524)
Inventories	6,153	6,970
Prepaid expenses and other current assets	(5,560)	(1,437)
Accounts payable	(1,650)	(3,675)
Accrued salaries, wages and benefits	1,676	2,705
Other accrued expenses	(2,932)	(1,394)
Other assets	(887)	(784)
Other long-term liabilities	(75)	(80)

Net cash provided (used) by operating activities	$(4,259)	$4,775

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
1. Preparation of Interim Unaudited Consolidated Financial Statements
The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, we believe that the disclosures made are adequate for a fair presentation of results of operations and financial position. Operating results for the interim periods reported herein may not be indicative of the results expected for the year. We suggest that these consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in our 2008 Annual Report on Form 10-K. Subsequent events were evaluated through July 15, 2009, the date these financial statements were issued.
2. Property, Plant and Equipment

	June 27,	December 31,
	2009	2008
Land and buildings	$38,851	$41,615
Machinery and equipment	63,468	76,451
Office furniture and equipment	1,284	1,384
Construction in process	592	120

Property, plant and equipment, at cost	104,195	119,570
Less accumulated depreciation	69,911	84,125

Property, plant and equipment, net	$34,284	$35,445

3. Debt

	June 27,	December 31,
	2009	2008
6.73% senior notes due through May 3, 2017	$25,000	$25,000
6.94% senior notes due through May 3, 2011	2,857	4,286

Total	27,857	29,286
Less current maturities	1,429	1,429

Long-term debt, exclusive of current maturities	$26,428	$27,857

4. Employee Benefit Plans
Components of other postretirement benefit cost:

	Three Months		Six Months
	Ended		Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Service cost	$20	$22	$39	$44
Interest cost	71	72	142	143
Amortization of transition obligation	32	33	65	65
Amortization of prior service cost	(2)	(2)	(4)	(4)
Amortization of accumulated loss	4	8	9	16

Net periodic postretirement benefit cost	$125	$133	$251	$264

5. Stockholders’ Equity
Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data:

	Three Months		Six Months
	Ended		Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Weighted average shares outstanding for basic calculation	10,332	10,332	10,332	10,332
Add: Effect of dilutive stock options (1)				2

Weighted average shares outstanding Adjusted for diluted calculation	10,332	10,332	10,332	10,334

(1)	The dilutive effect of stock options is not recognized in periods in which a net loss has occurred.
Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings (loss) per share calculation because they were anti-dilutive, were 1.7 and 1.1 million for the three months ending June 27, 2009 and June 28, 2008, respectively; and 1.5 million and 870,000 for the six months ended June 27, 2009 and June 28, 2008, respectively.
A reconciliation of the activity in Stockholders’ Equity accounts for the quarter ended June 27, 2009 is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Earnings	Loss
Balance, December 31, 2008	$207	$1,058	$102,603	$(760)
Net loss			(5,399)
Stock-based compensation		493
Adjustment to net periodic benefit cost				44

Balance, June 27, 2009	$207	$1,551	$97,204	$(716)

The components of other comprehensive income or loss are as follows:

	Three Months		Six Months
	Ended		Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Net income (loss)	$(3,023)	$(68)	$(5,399)	$980
Adjustment to net periodic benefit cost	22	38	44	77

Comprehensive income (loss)	$(3,001)	$30	$(5,355)	$1,057

6. Restructuring and Related Charges
In 2008, we took steps to improve our cost structure by consolidating our North Carolina manufacturing operations from two facilities to one and offered a voluntary early retirement incentive for qualified salaried associates. Restructuring and related charges in the six months of 2009 was $165,000 and consisted of ongoing cost at our Lexington, North Carolina facility until it was sold in the first quarter of 2009.

Restructuring activity for the six months ending June 27, 2009 was as follows:

	Severance and other
	termination costs	Other Cost	Total
Accrual at January 1, 2009	$1,446		$1,446
Charges to expense	79	$82	161
Cash payments	1,386	82	1,468

Accrual at June 27, 2009	$139	$0	$139

The restructuring accrual for severance and other employee termination cost is classified as “Other accrued expenses”.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Income:

	Three Months		Six Months
	Ended		Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	91.6	83.2	89.9	82.9

Gross profit	8.4	16.8	10.1	17.1
Selling, general and administrative expenses	18.0	15.2	18.8	14.6

Operating income (loss)	(9.6)	1.6	(8.7)	2.5
Other income, net	.1	.3	.1	.2
Interest income		.3		.3
Interest expense	2.1	1.6	2.3	1.5

Income (loss) before income taxes	(11.6)	0.6	(10.8)	1.5
Income taxes	4.5	(0.7)	4.2	(0.7)

Net income (loss)	(7.1)	(0.1)	(6.6)	.8

Net sales decreased $16.8 million, or 28.4%, for the three month period ended June 27, 2009, from the comparable 2008 period. For the six month period, net sales decreased $39.6 million, or 32.5% from the comparable 2008 six month period. The decrease was due primarily to lower unit volume, resulting from continued weakness in demand, which we believe is due primarily to the current economic recession and is consistent with industry trends. Higher average unit prices of less than 1% partially offset this lower unit volume.
Gross profit margins for the three and six month periods of 2009 were 8.4% and 10.1%, respectively, compared to 16.8% and 17.1%, for the comparable 2008 periods. Lower margins resulted primarily from lower sales and production levels. These factors were partially offset by cost savings primarily from restructuring steps taken in 2008 which resulted in approximately $2.0 million to $3.0 million in savings during the first half of 2009. The operating loss increased in the second quarter of 2009 over the first quarter of 2009, primarily due to plant inefficiencies, higher selling discounts and increased factory overhead variances due to lower production levels.
Selling, general and administrative expenses for the three and six month periods of 2009 as a percentage of net sales were 18.0% and 18.8%, respectively, compared to 15.2% and 14.6% for the comparable 2008 periods. The higher percentage for the 2009 periods is primarily due to lower sales. Selling, general and administrative expenses for the three and six months periods decreased $1.3 million and $2.3 million, respectively, compared to the 2008 period, due primarily to lower selling expenses resulting from decreased sales and cost reduction initiatives.

As a result of the above, operating loss, as a percentage of net sales was 9.6% and 8.7% for the three and six month periods of 2009 compared to operating income as a percentage of net sales of 1.6% and 2.5%, for the comparable 2008 periods.
Interest income for the three and six month periods of 2009 decreased over the comparable prior year periods due primarily to lower earnings on invested cash.
The effective tax rate for 2009 is expected to be 39.2%, compared 21.1% for total year 2008. The higher effective tax rate is due to the impact of permanent differences on loss before income taxes. The primary permanent difference is the increases in the cash surrender value of life insurance policies, which are used to fund our deferred compensation plan. We expect this relationship to continue, but the impact on the effective tax rate will depend on future losses or earnings.
On July 15, 2009, we announced plans to consolidate our Lexington, North Carolina warehouse operation into other owned warehouse space, primarily at our Robbinsville, North Carolina facility. The transition is expected to be completed by the end of 2009 and is expected to improve annual operating income by approximately $1.3 million starting in 2010. We expect to record accelerated depreciation of approximately $1.7 million over the next two quarters related to the closing of our Lexington warehouse facility.
Financial Condition, Liquidity and Capital Resources
Sources of liquidity include cash on hand and cash generated from operations. We expect these sources of liquidity to be adequate for ongoing expenditures, debt payments and capital expenditures for the foreseeable future. We believe that cash on hand will be adequate during 2009 in the event we do not generate cash from operations. Working capital, excluding cash and current maturities of long-term debt, decreased $3.2 million during the first half of 2009 to $51.3 million from $54.5 million at December 31, 2008. The decrease was primarily due to lower inventories and accounts receivable, in response to lower sales.
Cash used by operations was $4.3 million in the first half of 2009 compared to cash generated of $4.8 million in the comparable 2008 period. The decrease was primarily due to lower receipts from customers due to lower sales.
Net cash provided by investing activities was $643,000 in the 2009 period compared to cash used of $584,000 in 2008. Sale of assets provided cash from investing activities during the first half of 2009, which were included in prepaid expenses and other current assets at December 31, 2008.
Net cash provided by financing activities was $318,000 in the 2009 period compared to cash used of $1.9 million in the 2008 period. The change is due primarily to the suspension of quarterly cash dividend payments during 2009.
At June 27, 2009, long-term debt including current maturities was $27.9 million. Debt service requirements are $1.4 million in 2010, $5.0 million in 2011, and $3.6 million in 2012, 2013 and 2014. In January 2009, we entered into an amendment to our note agreement providing that two financial covenants relating to operating income and earnings not apply during 2009. Instead, this amendment requires that we maintain unrestricted cash of at least $20 million and maintain earnings before interest and taxes (as defined in our note agreement) of not less than a loss of $10 million for each twelve month period ending each quarter in 2009. At June 27, 2009, our cash on hand was $40.7 million and our earnings before interest and taxes (as defined in our note agreement) for the twelve months ended June 27, 2009 was $4.7 million. In the event of noncompliance with these amended covenants in 2009 or with the two financial covenants relating to operating income and earnings that will apply after 2009, we would have to seek waivers or additional amendments. If we are not able to obtain such waivers or amendments from our lenders, then we would need to seek other funding or use our cash on hand to repay the lenders. Cash on hand at June 27, 2009 was $40.7 million and total debt was $27.9 million.

We are including earnings before interest and taxes (as defined in our note agreement) for the twelve months ended June 27, 2009, which is a financial measure not derived in accordance with generally accepted accounting principles in the United States of America, to quantify our compliance with a financial covenant in our note agreement, and not as a measure of operating results. The following table sets forth a reconciliation to earnings before income taxes for the twelve months ended June 27, 2009 (dollars are shown in thousands):

Twelve Months Ending
June 27, 2009
Loss before income taxes	$(5,894)
Interest expense, net	3,521
Restructuring charge	7,050

Earnings before interest and taxes (as defined in our note agreement)	$4,677

Continued Dumping and Subsidy Offset Act (CDSOA)
According to U.S. Customs and Border Protection (CBP), as of October 1, 2008, approximately $100 million in duties had been secured by cash deposits and bonds on unliquidated entries, and this amount is potentially available for distribution under the CDSOA to eligible domestic manufacturers in connection with the case involving wooden bedroom furniture imported from China. In addition, approximately $99 million of funds available for distribution were set aside by the government over the past three years principally for domestic producers that have requested CDSOA funds and are not eligible to receive funds based on the CDSOA and the government’s historical administration of the CDSOA. The government set aside these CDSOA funds in connection with two lower court cases involving the CDSOA that were decided against the government on constitutional grounds and that have been appealed. The resolution of these legal appeals will have a significant impact on the amount of additional CDSOA funds we receive with respect to the antidumping order on wooden bedroom furniture from China.
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
Of the approximately $100 million in duties collected by the government as of October 1, 2008, the CBP recently disclosed that $57 million was liquidated as of April 30, 2009 and is available for disbursement in 2009 to eligible domestic manufacturers. However, the CBP did not update the amount of duties collected by the government. The CBP noted in its notice that the final amounts available for distribution may be higher or lower than the preliminary amounts due to additional duties collected on entries that are liquidated before September 30, 2009 or some funds may be removed from the account because of reliquidations or administrative errors. Based on this preliminary amount we expect to receive $6 million to $7 million in the fourth quarter of 2009.
Due to the uncertainty of the various legal and administrative processes, we cannot provide assurances as to the amount of CDSOA funds that ultimately will be received, if any. Furthermore, we cannot predict when we may receive any CDSOA funds after 2009.

Critical Accounting Policies
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2008 annual report on form 10-K.
Forward-Looking Statements
Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include the cyclical nature of the furniture industry, business failures or loss of large customers, competition in the furniture industry including competition from lower-cost foreign manufacturers, disruptions in offshore sourcing including those arising from supply or distribution disruptions or those arising from changes in political, economic and social conditions, as well as laws and regulations, in China or other countries from which we source products, international trade policies of the United States and countries from which we source products, manufacturing realignment, the inability to obtain sufficient quantities of quality raw materials in a timely manner, the inability to raise prices in response to inflation and increasing costs, failure to anticipate or respond to changes in consumer tastes and fashions in a timely manner, environmental, health and safety compliance costs, and extended business interruption at manufacturing facilities. In addition, we have made certain forward looking statements with respect to payments we expect to receive under the Continued Dumping and Subsidy Offset Act, which are subject to the risks and uncertainties described in our discussion of those payments that may cause the actual payments to differ materially from those in the forward looking statements. Any forward-looking statement speaks only as of the date of this filing, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.
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

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
(a.)	The annual meeting of the Company’s stockholders was held on April 16, 2009.
(c.)	The stockholders of the Company elected two directors for a three-year term expiring at the annual meeting of stockholders to be held in 2012. The election was approved by the following vote:

	For	Withheld

Michael P. Haley	9,474,884	163,798

Albert L. Prillaman	9,487,544	151,138
Item 6. Exhibits

3.1
Restated Certificate of Incorporation of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended July 2, 2005).

3.2	By-laws of the Registrant as amended (incorporated by reference to Exhibit 3 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed September 8, 2008).

31.1	Certification by Albert L. Prillaman, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification by Douglas I. Payne, our Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Albert L. Prillaman, our Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Douglas I. Payne, our Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2009	STANLEY FURNITURE COMPANY, INC.
	By:	/s/ Douglas I. Payne
Douglas I. Payne
Executive V.P. — Finance & Administration And Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1
Restated Certificate of Incorporation of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended July 2, 2005).

3.2	By-laws of the Registrant as amended (incorporated by reference to Exhibit 3 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed September 8, 2008).

31.1	Certification by Albert L. Prillaman, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification by Douglas I. Payne, our Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Albert L. Prillaman, our Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Douglas I. Payne, our Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.