Form 10-Q
period 2009-09-26
STANLEY FURNITURE CO INC.
filed 2009-10-15
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 12, 2009, 10,332,179 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements
STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 26,	December 31,
	2009	2008
ASSETS
Current assets:
Cash	$42,430	$44,013
Accounts receivable, less allowances of $1,797 and $1,644	18,052	21,873
Inventories:
Finished goods	23,909	36,803
Work-in-process	5,589	3,493
Raw materials	5,876	7,048

Total inventories	35,374	47,344

Prepaid expenses and other current assets	9,023	3,758
Deferred income taxes	3,726	3,906

Total current assets	108,605	120,894

Property, plant and equipment, net	33,255	35,445
Goodwill	9,072	9,072
Other assets	1,013	460

Total assets	$151,945	$165,871

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$1,429	$1,429
Accounts payable	10,157	11,236
Accrued salaries, wages and benefits	7,102	6,280
Other accrued expenses	2,837	4,890

Total current liabilities	21,525	23,835

Long-term debt, exclusive of current maturities	26,428	27,857
Deferred income taxes	2,406	2,778
Other long-term liabilities	8,192	8,293

Total liabilities	58,551	62,763

STOCKHOLDERS’ EQUITY
Common stock, $.02 par value, 25,000,000 shares authorized 10,332,179 shares issued and outstanding	207	207
Capital in excess of par value	1,750	1,058
Retained earnings	92,131	102,603
Accumulated other comprehensive loss	(694)	(760)

Total stockholders’ equity	93,394	103,108

Total liabilities and stockholders’ equity	$151,945	$165,871

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008

Net sales	$38,455	$54,483	$120,545	$176,165

Cost of sales	39,056	49,493	112,829	150,394

Gross profit (loss)	(601)	4,990	7,716	25,771

Selling, general and administrative expenses	6,875	10,606	22,345	28,358

Operating loss	(7,476)	(5,616)	(14,629)	(2,587)

Other income (expense), net	45	(22)	133	215
Interest income	3	158	44	516
Interest expense	953	957	2,809	2,807

Loss before income taxes	(8,381)	(6,437)	(17,261)	(4,663)

Income tax benefit	(3,308)	(2,948)	(6,789)	(2,154)

Net loss	$(5,073)	$(3,489)	$(10,472)	$(2,509)

Loss per share:

Basic	$(0.49)	$(0.34)	$(1.01)	$(0.24)

Diluted	$(0.49)	$(0.34)	$(1.01)	$(0.24)

Weighted average shares outstanding:

Basic	10,332	10,332	10,332	10,332

Diluted	10,332	10,332	10,332	10,332

Cash dividend declared and paid per common share	$	$.10	$	$.30

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Nine Months Ended
	September 26,	September 27,
	2009	2008
Cash flows from operating activities:
Cash received from customers	$124,071	$176,259
Cash paid to suppliers and employees	(120,262)	(160,516)
Interest paid	(2,725)	(2,143)
Income taxes paid	(2,531)	(4,046)

Net cash provided (used) by operating activities	(1,447)	9,554

Cash flows from investing activities:
Capital expenditures	(1,702)	(1,485)
Purchase of other assets	(55)
Proceeds from sale of assets	1,303

Net cash provided (used) by investing activities	(454)	(1,485)

Cash flows from financing activities:
Repayment of senior notes	(1,429)	(1,429)
Proceeds from insurance policy loans	1,651	1,550
Dividends paid		(3,099)
Other, net	96

Net cash provided (used) by financing activities	318	(2,978)

Net increase (decrease) in cash	(1,583)	5,091
Cash at beginning of period	44,013	31,648

Cash at end of period	$42,430	$36,739

Reconciliation of net loss to net cash provided (used) by operating activities:
Net loss	$(10,472)	$(2,509)

Depreciation and amortization	4,291	7,517
Deferred income taxes	(192)	(2,021)
Stock-based compensation	692	329
Other, net		27
Changes in assets and liabilities:
Accounts receivable	3,821	266
Inventories	11,970	10,540
Prepaid expenses and other current assets	(8,809)	(3,164)
Accounts payable	(1,079)	(4,003)
Accrued salaries, wages and benefits	997	2,351
Other accrued expenses	(2,161)	698
Other assets	(404)	(334)
Other long-term liabilities	(101)	(143)

Net cash provided (used) by operating activities	$(1,447)	$9,554

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
1. Preparation of Interim Unaudited Consolidated Financial Statements
The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, we believe that the disclosures made are adequate for a fair presentation of our results of operations and our financial position. Operating results for the interim periods reported herein may not be indicative of the results expected for the year. We suggest that these consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in our 2008 Annual Report on Form 10-K. Subsequent events were evaluated through October 15, 2009, the date these financial statements were issued.
2. Property, Plant and Equipment

	September 26,	December 31,
	2009	2008
Land and buildings	$38,851	$41,615
Machinery and equipment	63,468	76,451
Office furniture and equipment	1,284	1,384
Construction in process	1,656	120

Property, plant and equipment, at cost	105,259	119,570
Less accumulated depreciation	72,004	84,125

Property, plant and equipment, net	$33,255	$35,445

3. Debt
Our long-term debt, shown below, is recorded at historical cost, which approximates its fair value, based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk.

	September 26,	December 31,
	2009	2008
6.73% senior notes due through May 3, 2017	$25,000	$25,000
6.94% senior notes due through May 3, 2011	2,857	4,286

Total	27,857	29,286
Less current maturities	1,429	1,429

Long-term debt, exclusive of current maturities	$26,428	$27,857

4. Employee Benefit Plans
Components of other postretirement benefit cost:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Service cost	$19	$22	$58	$66
Interest cost	71	71	213	214
Amortization of transition obligation	33	32	98	97
Amortization of prior service cost	(2)	(2)	(6)	(6)
Amortization of accumulated loss	5	8	14	24

Net periodic postretirement benefit cost	$126	$131	$377	$395

5. Stockholders’ Equity
Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Weighted average shares outstanding for basic calculation	10,332	10,332	10,332	10,332
Add: Effect of dilutive stock options (1)

Weighted average shares outstanding Adjusted for diluted calculation	10,332	10,332	10,332	10,332

(1)	The dilutive effect of stock options is not recognized in periods in which a net loss has occurred.
Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted loss per share calculation because they were anti-dilutive, were 1.9 million and 1.1 million for the three months ending September 26, 2009 and September 27, 2008, respectively; and 1.6 million and 1.1 million for the nine months ended September 26, 2009 and September 27, 2008, respectively.
A reconciliation of the activity in Stockholders’ Equity accounts for the nine months ended September 26, 2009 is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Earnings	Loss
Balance, December 31, 2008	$207	$1,058	$102,603	$(760)
Net loss			(10,472)
Stock-based compensation		692
Adjustment to net periodic benefit cost				66

Balance, September 26, 2009	$207	$1,750	$92,131	$(694)

The components of other comprehensive loss are as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Net loss	$(5,073)	$(3,489)	$(10,472)	$(2,509)
Adjustment to net periodic benefit cost	22	(5)	66	71

Comprehensive loss	$(5,051)	$(3,494)	$(10,406)	$(2,438)

6. Restructuring and Related Charges
In 2008, we took steps to improve our cost structure by consolidating our North Carolina manufacturing operations from two facilities to one and offered a voluntary early retirement incentive for qualified salaried associates. Restructuring and related charges in the nine months of 2009 was $172,000 and consisted of ongoing cost at our Lexington, North Carolina facility until it was sold in the first quarter of 2009.
During the third quarter of 2009, we began consolidating our Lexington, North Carolina warehouse operation into other owned facilities and recorded accelerated depreciation of $1.0 million and other related charges of $20,000.
Restructuring activity for the nine months ended September 26, 2009 was as follows:

	Severance and other
	termination costs	Other Cost		Total
Accrual at January 1, 2009	$1,446			$1,446
Charges to expense	109		$82	191
Cash payments	1,385		82	1,467

Accrual at September 26, 2009	$170	$		$170

The restructuring accrual for severance and other employee termination cost is classified as “Other accrued expenses”.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Net sales decreased $16.0 million, or 29.4%, for the three month period ended September 26, 2009, from the comparable 2008 period. For the nine month period, net sales decreased $55.6 million, or 31.6% from the comparable 2008 nine month period. The decrease was due primarily to lower unit volume, resulting from continued weakness in demand, which we believe is due primarily to the current economic recession and is consistent with industry trends. Higher average unit prices of less than 1% partially offset this lower unit volume.
Gross profit in 2009 decreased to a loss of $601,000 for the three month period and a gross profit of $7.7 million for the nine month period. This compares to a gross profit of $5.0 million and $25.8 million, respectively, for the comparable three and nine month periods of 2008. Accelerated depreciation of $1.0 million related to the closing of our warehouse facility in Lexington, North Carolina is included in the three and nine month periods of 2009. Cost of sales for the three and nine month periods of 2008 include restructuring and related charges of $3.8 million and $4.1 million, respectively.
The lower gross profit and margins are primarily due to the significant decline in sales and production levels. Sales have declined at a faster rate in 2009 than we have been able to adjust our cost structure. The much lower production levels have led to significant unfavorable factory overhead variances and plant inefficiencies. Cost associated with the transition of approximately one-third of our Young America product line (infant-to-teen furniture) from off-shore sourcing to our domestic manufacturing facilities and higher selling discounts also contributed to lower gross profit in 2009. These factors were partially offset by cost savings from restructuring steps taken in 2008 which resulted in an estimated $3 million to $4 million in savings during the first nine months of 2009.

Selling, general and administrative expenses for the three and nine month periods decreased $3.7 million and $6.0 million, respectively, compared to the 2008 periods, due primarily to lower selling expenses resulting from decreased sales and cost reduction initiatives. Restructuring and related charges of $1.4 million are included in the three and nine month periods of 2008.
As a result of the above, operating loss was $7.5 million and $14.6 million for the three and nine month periods of 2009 compared to operating loss of $5.6 million and $2.6 million, for the comparable 2008 periods.
Interest income for the three and nine month periods of 2009 decreased over the comparable prior year periods due primarily to lower earnings on invested cash.
The effective tax rate for 2009 is expected to be 39.3%, compared to 21.1% for total year 2008. The higher effective tax rate is due to the impact of permanent differences on loss before income taxes. The primary permanent difference is the increase in the cash surrender value of life insurance policies used to fund our deferred compensation plan. We expect this relationship to continue, but the percentage impact on the effective tax rate will depend on the level of future losses or earnings.
The consolidation of our Lexington, North Carolina warehouse operation into other owned warehouse space is progressing slightly ahead of schedule and should be completed in the fourth quarter of 2009. As noted above, we recorded $1.0 million of accelerated depreciation for the three month period ended September 26, 2009 and we expect to record approximately $700,000 of additional accelerated depreciation in the final quarter of 2009. The warehouse consolidation is expected to lower our annual operating expenses by approximately $1.3 million beginning in 2010.
We will continue to evaluate our total cost structure, including our manufacturing capacity, considering current and anticipated demand for our products, overall market conditions, offshore sourcing opportunities and other factors we consider relevant. The outcome of this evaluation could result in additional restructuring charges in the fourth quarter of 2009 or in future periods.
Financial Condition, Liquidity and Capital Resources
Sources of liquidity include cash on hand and cash generated from operations. We expect these sources of liquidity to be adequate for ongoing expenditures, debt payments and capital expenditures for the foreseeable future. We believe that cash on hand will be adequate during 2009 in the event we do not generate cash from operations. Working capital, excluding cash and current maturities of long-term debt, decreased $8.4 million during the first nine months of 2009 to $46.1 million from $54.5 million at December 31, 2008. The decrease was primarily due to lower inventories and accounts receivable, in response to lower sales.
Cash used by operations was $1.4 million in the first nine months of 2009 compared to cash generated of $9.6 million in the comparable 2008 period. The decrease was primarily due to lower receipts from customers due to lower sales.
Net cash used for investing activities was $454,000 in the 2009 period compared to $1.5 million in 2008. Sale of assets provided cash from investing activities during the first nine months of 2009. These assets were included in prepaid expenses and other current assets at December 31, 2008.
Net cash provided by financing activities was $318,000 in the 2009 period compared to cash used of $3.0 million in the 2008 period. The change is due primarily to the suspension of quarterly cash dividend payments during 2009.

At September 26, 2009, long-term debt including current maturities was $27.9 million. Debt service requirements are $1.4 million in 2010, $5.0 million in 2011, and $3.6 million in 2012, 2013 and 2014. In January 2009, we entered into an amendment to our note agreement providing that two financial covenants relating to operating income and earnings not apply during 2009. Instead, this amendment requires that we maintain unrestricted cash of at least $20 million and maintain earnings before interest and taxes (as defined in our note agreement) of not less than a loss of $10 million for each twelve month period ending each quarter in 2009. At September 26, 2009, our cash on hand was $42.4 million and our earnings before interest and taxes (as defined in our note agreement) for the twelve months ended September 26, 2009 was a loss of $2.4 million. It is likely that we will not meet the covenant requirement on earnings before interest and taxes (as defined in our note agreement) for the twelve months ending December 31, 2009 and will need to seek a waiver or additional amendment of this requirement. In addition, in the event of noncompliance with the two financial covenants relating to operating income and earnings that will apply after 2009, we would also have to seek waivers or additional amendments. If we are not able to obtain such waivers or amendments from our lenders, then we would need to seek other funding or use our cash on hand to repay the lenders.
We are including earnings before interest and taxes (as defined in our note agreement) for the twelve months ended September 26, 2009, which is a financial measure not derived in accordance with generally accepted accounting principles in the United States of America, to quantify our compliance with a financial covenant in our note agreement, and not as a measure of operating results. The following table sets forth a reconciliation of loss before income taxes to earnings before interest and taxes (as defined in our note agreement) for the twelve months ended September 26, 2009 (dollars are shown in thousands):

Twelve Months Ending
September 26, 2009
Loss before income taxes	$(7,861)
Interest expense, net	3,685
Restructuring charge	1,777

Earnings (loss) before interest and taxes (as defined in our note agreement)	$(2,399)

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
Forward-Looking Statements
Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include the cyclical nature of the furniture industry, business failures or loss of large customers, competition in the furniture industry including competition from lower-cost foreign manufacturers, our success in transitioning Young America products to our domestic manufacturing facilities, disruptions in offshore sourcing including those arising from supply or distribution disruptions or those arising from changes in political, economic and social conditions, as well as laws and regulations, in countries from which we source products, international trade policies of the United States and countries from which we source products, manufacturing realignment, the inability to obtain sufficient quantities of quality raw materials in a timely manner, the inability to raise prices in response to inflation and increasing costs, failure to anticipate or respond to changes in consumer tastes and fashions in a timely manner, environmental, health and safety compliance costs, and extended business interruption at manufacturing facilities. In addition, we have made certain forward looking statements with respect to payments we expect to receive under the Continued Dumping and Subsidy Offset Act, which are subject to the risks and uncertainties described in our discussion of those payments that may cause the actual payments to differ materially from those in the forward looking statements. Any forward-looking statement speaks only as of the date of this filing, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

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
Our results of operations and financial condition can be adversely affected by numerous risks including those described in Item 1A of our 2008 Annual Report on 10-K. There have been no material changes from those risk factors except as set forth below.
Our strategy to transition Young America Products (infant-to-teen furniture) to our domestic manufacturing facilities has, and will in the near term, increase operating expenses. If we are not successful in the implementation of this strategy, we may continue to experience significant disruptions to our operations that may result in a decline in revenues in addition to a continued increase in operating expenses.
We believe our decision to bring all Young America production back to our domestic manufacturing facilities was necessary to regain control of the entire production process so that we can reposition Young America as the trusted childrens’ furniture brand for safety, broad selection, quick delivery and environmental commitment. This transition has, and will in the near term, increase operating expenses due to the disruption caused by the transition of approximately one-third of our Young America product line from off-shore sourcing to our domestic manufacturing facilities. We expect the long-term benefit to be beneficial as we distinguish our Young America product line from the competition in the marketplace. If we are unsuccessful in implementing this strategy, we may continue to experience significant disruptions in our operations that may result in a decline in revenues in addition to a continued increase in operating expenses.

ITEM 6.	Exhibits

3.1
Restated Certificate of Incorporation of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended July 2, 2005).

3.2	By-laws of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (Commission File No. 0-14938 filed on August 26, 2009).

31.1	Certification by Albert L. Prillaman, our Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification by Douglas I. Payne, our Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Albert L. Prillaman, our Chairman and Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Douglas I. Payne, our Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 15, 2009	STANLEY FURNITURE COMPANY, INC.
	By:	/s/ Douglas I. Payne
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