Form 10-K
period 2009-12-31
STANLEY FURNITURE CO INC.
filed 2010-02-05
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Commission file number 0-14938
STANLEY FURNITURE COMPANY, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	54-1272589

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1641 Fairystone Park Highway, Stanleytown, VA 24168
(Address of principal executive offices, Zip Code)
Registrant’s telephone number, including area code: (276) 627-2010

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $.02 per share	Name of each exchange on which registered Nasdaq Stock Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.504 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act, (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing price on June 30, 2009: $106 million.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of January 29, 2010:

Common Stock, par value $.02 per share	10,332,179

(Class of Common Stock)	Number of Shares
Documents incorporated by reference: Portions of the Registrant’s Proxy Statement for our Annual Meeting of Stockholders scheduled for April 29, 2010 are incorporated by reference into Part III.

Stanley Furniture Company, Inc.
PART I

Item 1.	Business
General
We are a leading designer and manufacturer of residential wood furniture exclusively targeted at the premium price range. We offer diversified product lines across all major style and product categories within this price range. This product depth and extensive style selection makes us a complete wood furniture resource for retailers in our price range and allows us to respond more quickly to shifting consumer preferences. We have established a broad distribution network that includes independent furniture stores, department stores, regional furniture chains, e-tailers and designers. To provide our products and support this broad distribution network, we have implemented a blended operating strategy combining efficient and flexible domestic manufacturing processes with offshore sourcing of selected items. We incorporate selected imported finished items in our product line to lower costs, provide design flexibility and offer a better value to our customers. We emphasize continuous improvement on an enterprise-wide basis to enable us to continue providing competitive advantages to our customers, such as breadth of selection, quick delivery, reduced inventory investment, high quality and value.
Products and Styles
Our product offerings consist of two major product lines. Our adult product line is marketed as luxury home furnishings for every room of the home under the Stanley Furniture brand. Selections include dining, bedroom, home office, home entertainment, and accent items. We believe the end consumer for these products is typically a mature, affluent consumer with a larger home. Our infant and youth product line is marketed as Young America and features products “built to grow” from crib to college and beyond. We believe the typical Young America consumer is below age 40; however, often, the child’s grandparents are involved in the purchase.
We believe that the diversity of our product lines enables us to anticipate and respond quickly to changing consumer preferences and provides retailers a complete wood furniture resource in the premium price range. We believe that our products represent good value and that the quality and style of our furniture combined with our broad selection and dependable delivery differentiates our products in the marketplace.
We provide products in a variety of woods and finishes. Our products are designed to appeal to a broad range of consumers and cover all major style categories including traditional, contemporary, transitional and cottage designs.
Our product offerings cover all major design categories. We design and develop new product styles each year to replace discontinued items or styles and, if desired, to expand our product lines. Our product design process begins with marketing personnel identifying customer preferences and conceptualizing product ideas, which generally consist of a group of related furniture pieces. A variety of sketches are produced, usually by company designers, from which prototype furniture pieces are built prior to full-scale production. We consult with our marketing personnel, sales representatives and selected customers throughout this process and introduce our new product styles primarily at the fall and spring international furniture markets.
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
The general marketing practice followed in the furniture industry is to exhibit products at international and regional furniture markets. In the spring and fall of each year, a furniture market is held in High Point, North Carolina, which is attended by most buyers and is regarded by the industry as the international market. We also exhibit our Young America products at the annual ABC Kids Expo (All Baby and Child) held in Las Vegas, Nevada. We utilize showroom space at these markets to introduce new products, increase sales of our existing products and test ideas for future products.

We sold to approximately 3,000 customers during 2009 and approximately 8% of our sales in 2009 were to international customers compared to 9% in 2008. No single customer accounted for more than 10% of our sales in 2009. No material part of the business is dependent upon a single customer, the loss of which would have a material effect on our business. The loss of several major customers could have a material impact on our business.
Manufacturing and Offshore Sourcing
Our manufacturing strategy combines domestic manufacturing with global sourcing. Domestic manufacturing operations complement our product and distribution strategy allowing us to drive continuous improvement in quality and customer service, while reducing inventory costs. Our domestic manufacturing strategy includes:
•	Smaller, more frequent and cost-effective production runs,
•	Identification and elimination of manufacturing bottlenecks and waste,
•	Use of cellular manufacturing in the production of components, and
•	Improvement of our relationships with suppliers by establishing primary suppliers.
In addition, a key element of our manufacturing practices is to involve all personnel, from hourly associates to management, in the improvement of the manufacturing processes by encouraging and responding to ideas to improve quality and to reduce manufacturing lead times. Each of our manufacturing facilities is focused on compatible products to improve quality and lower production costs.
We also integrate the sourcing of selected finished items with our domestic manufacturing operations to further enhance our product and distribution strategy. We acquire selected finished items and component parts from a limited number of offshore suppliers who can meet our quality specifications, production efficiency and scheduling requirements. Approximately 31% of our sales volume in 2009 came from products sourced offshore with The People’s Republic of China (“China”), representing the largest volume. During 2009, we moved most of the products sourced in China to Indonesia and Vietnam.
In 2009, we repositioned the Young America product line as the trusted brand for safety, broad selection (including color options), quick delivery, environmental commitment, and quality to better differentiate our infant and youth products in the marketplace. To support this initiative we moved the production of those items previously purchased offshore (primarily youth beds and cribs) to our domestic facilities in the fourth quarter of 2009. This will lower the portion of our sales volume from products sourced offshore. However, we are currently reevaluating the products we source offshore in our adult product line and may over time increase the amount of products sourced offshore.
We operate one manufacturing facility in North Carolina and one in Virginia consisting of an aggregate of approximately two million square feet. We consider our facilities to be generally modern, well-equipped and well-maintained.
We shipped customer orders within 15 days from the receipt of order on average during 2009. Production of our various styles is scheduled based upon actual and anticipated orders. To support our delivery performance, we maintain a higher inventory level of sourced products compared to those we manufacture. Since we ship customer orders on average in 15 days, the size of our backlog is not necessarily indicative of our long-term operations. Our backlog of unshipped orders was $15.6 million at December 31, 2009 and $10.9 million at December 31, 2008.
Raw Materials
The principal materials used in manufacturing our products include lumber, veneers, plywood, particle board, hardware, glue, finishing materials, glass products, laminates, fabrics and metals. We use a variety of species of lumber, including cherry, oak, ash, poplar, pine and maple. Our five largest raw material suppliers accounted for approximately 34% of our purchases in 2009. We believe that our sources of supply for these materials are adequate and that we are not dependent on any one supplier.

Competition
We ranked 17th among the largest furniture manufacturers based on 2008 sales, according to Furniture/Today, a trade publication. The furniture industry is highly competitive and includes a large number of foreign and domestic manufacturers, none of which dominates the market. In addition, competition has significantly increased from foreign manufacturers in countries such as China, Vietnam, and Indonesia which have lower production costs. The markets in which we compete include a large number of relatively small manufacturers; however, certain competitors have substantially greater sales volumes and financial resources compared to us. Competitive factors in the premium price range include style, price, quality, delivery, design, service, selection and durability. We believe that our manufacturing processes, our sourcing strategy, long-standing customer relationships and customer responsiveness, consistent support of existing diverse product lines that are high quality and good value, and our experienced management are competitive advantages.
Associates
At December 31, 2009, we employed approximately 1,450 associates. We anticipate our employment to decline to approximately 1,250 associates by March 31, 2010. None of our associates are represented by a labor union. We consider our relationship with our associates to be good.
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
Forward-Looking Statements
Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include the cyclical nature of the furniture industry, business failures or loss of large customers, competition in the furniture industry including competition from lower-cost foreign manufacturers, our success in transitioning certain Young America products to our domestic manufacturing facilities, disruptions in offshore sourcing including those arising from supply or distribution disruptions or those arising from changes in political, economic and social conditions, as well as laws and regulations, in countries from which we source products, international trade policies of the United States and countries from which we source products, manufacturing realignment, the inability to obtain sufficient quantities of quality raw materials in a timely manner, the inability to raise prices in response to inflation and increasing costs, failure to anticipate or respond to changes in consumer tastes and fashions in a timely manner, environmental, health and safety compliance costs, and extended business interruption at manufacturing facilities. In addition, we have made certain forward looking statements with respect to payments we expect to receive under the Continued Dumping and Subsidy Offset Act, which are subject to the risks and uncertainties described in our discussion of those payments that may cause the actual payments to differ materially from those in the forward looking statements. Any forward-looking statement speaks only as of the date of this filing, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

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

Our strategy to transition Young America Products (infant and youth furniture) to our domestic manufacturing facilities has, and will in the near term, increase operating expenses. If we are not successful in the implementation of this strategy, we may continue to experience significant disruptions to our operations that may result in a decline in revenues in addition to a continued increase in operating expenses.
We believe our decision to bring all Young America production back to our domestic manufacturing facilities was necessary to regain control of the entire production process so that we can reposition Young America as the trusted childrens’ furniture brand for safety, broad selection, quick delivery and environmental commitment. This transition has, and will in the near term, increase operating expenses due to the disruption caused by the transition of approximately one-third of our Young America product line from offshore sourcing to our domestic manufacturing facilities. We expect the long-term benefit to be beneficial as we distinguish our Young America product line from the competition in the marketplace. If we are unsuccessful in implementing this strategy, we may continue to experience significant disruptions in our operations that may result in a decline in revenues in addition to a continued increase in operating expenses.
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

•	Changes in political, economic and social conditions, as well as laws and regulations, in the countries from which we source products could adversely affect us.

Foreign sourcing is subject to political and social instability in countries where our sourcing partners are located. This could make it more difficult for us to service our customers. Also, significant fluctuations of foreign exchange rates against the value of the U.S. dollar could increase costs and decrease earnings. In addition, an outbreak of the avian flu or similar epidemic in Asia or elsewhere may lower our sales and earnings by disrupting our supply chain in the countries impacted.

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
Set forth below is certain information with respect to our principal properties. We believe that all these properties are well maintained and in good condition. All of our plants are equipped with automatic sprinkler systems and modern fire protection equipment, which we believe are adequate. All facilities set forth below are active and operational. Production capacity and extent of utilization of our facilities are difficult to quantify with certainty because maximum capacity and utilization varies periodically depending upon the product being manufactured, the amount of component parts and finished items outsourced and the utilization of the labor force at the facility. In 2009 we operated our facilities at levels significantly below their estimated capacity due to the severe decline in sales. We believe available capacity at our facilities together with the integration of selected imported finished items will be adequate to expand production to meet anticipated demand.

		Approximate	Owned
		Facility Size	or
Location	Primary Use	(Square Feet)	Leased
Stanleytown, VA	Manufacturing /Warehouse and Corporate Headquarters	1,721,000	Owned
Robbinsville, NC	Manufacturing/Warehouse	562,100	Owned
Martinsville, VA	Warehouse	300,000	Owned
High Point, NC	Showroom	51,000	Leased

Item 3.	Legal Proceedings
In the normal course of business, we are involved in claims and lawsuits none of which currently, in our opinion, will have a material adverse affect on our consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Executive Officers of the Registrant
Our executive officers and their ages as of February 5, 2010 are as follows:

Name	Age	Position

Albert L. Prillaman	64	Chairman

Glenn Prillaman	38	President and Chief Executive Officer

Douglas I. Payne	52	Executive Vice President — Finance and Administration and Secretary
Albert L. Prillaman was reappointed as Chairman of the Board in April 2008, a position he previously held from September 1988 to April 2002. Mr. Prillaman was also reappointed as Chief Executive Officer in September 2008, and held that position until February 2010, he previously held that position from December 1985 to December 2002. Prior to 1985, Mr. Prillaman served as our Vice President and President of the Stanley Furniture division of our predecessor since 1983, and in various executive and other capacities with the Stanley Furniture division of our predecessors since 1969. Albert L. Prillaman is the father of R. Glenn Prillaman.
Glenn Prillaman has been President and Chief Executive Officer since February 2010. Mr. Prillaman was President and Chief Operating Officer from August 2009 until February 2010. He was our Executive Vice President — Marketing and Sales from September 2008 until August 2009. He held the position of Senior Vice President — Marketing and Sales since September 2006 and was our Senior Vice President — Marketing/Sales — Young America® from August 2003 to September 2006. Mr. Prillaman held various management positions in product development from June 1999 to August 2003. He is the son of Albert L. Prillaman.
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

	2009			2008
			Dividends			Dividends
	High	Low	Paid	High	Low	Paid
First Quarter	$8.59	$6.50	—	$14.90	$9.39	$.10
Second Quarter	11.10	7.08	—	12.93	9.30	.10
Third Quarter	13.48	9.69	—	11.14	6.79	.10
Fourth Quarter	11.01	7.13	—	11.15	5.60	.10
As of January 20, 2010, we have approximately 1,900 beneficial stockholders. On January 28, 2009, our Board of Directors voted to suspend quarterly cash dividend payments. Our dividend policy and the decision to suspend dividend payments is subject to review and revision by the Board of Directors and any future payments will depend upon our financial condition, our capital requirements and earnings, as well as other factors the Board of Directors may deem relevant.

Performance Graph
The following graph compares cumulative total stockholder return for our company with a broad performance indicator, the Nasdaq Non-Financial Stock index (an industry index) and a Peer group index for the period from December 31, 2004 to December 31, 2009.
The following graph also includes the Nasdaq Market Index that we will be using in the future instead of the Nasdaq Non-Financial Stock Index. We have selected this new index as an industry index because we have been informed by Morningstar, Inc., the company that prepares information we use in the following graph, that the Nasdaq Non-Financial Stock Index will not be available after 2010.

(1)
The graph shows the cumulative total return on $100 invested at the market close on December 31, 2004, the last trading day in 2004, in common stock or the specified index, including reinvestments of dividends.

(2)	Nasdaq Market Index as prepared by Morningstar, Inc.

(3)	Nasdaq Non-Financial Stock Index as prepared by Morningstar, Inc.

(4)
Peer group Index as prepared by Morningstar, Inc. consists of SIC Code 2511 Wood Household Furniture Index and SIC Code 2512 Wood Household Furniture, Upholstered. At January 5, 2010, Morningstar Inc. reported that these two indexes consisted of Aaron’s, Inc., Bassett Furniture Industries, Inc., Chromcraft Revington, Inc., Consolidated Mercantile, Inc., Ethan Allen Interiors, Inc., Flexsteel Industries, Inc., Furniture Brands International, Inc., Hooker Furniture Corporation, Industrie Natuzzi, Keller Manufacturing Company, Inc., Kimball International, Inc., La-Z-Boy, Inc., Luxor Industrial, Rowe Companies, Virco Manufacturing Corporation, and Stanley Furniture Company, Inc.

Equity Compensation Plan Information
The following table summarizes our equity compensation plans as of December 31, 2009:

	Number of shares	Weighted-average	Number of shares
	to be issued upon	exercise price	remaining available
	exercise of	of outstanding	for future issuance
	outstanding options,	options, warrants	under equity
	warrants and rights	and rights	compensation plans
Equity compensation plans approved by stockholders	1,640,624	$11.71	812,364

Item 6.	Selected Financial Data

	Years Ended December 31,
	2009		2008	2007	2006	2005
	(in thousands, except per share data)
Income Statement Data:
Net sales		$160,451	$226,522	$282,847	$307,547	$333,646
Cost of sales (1)		154,988	193,929	235,937	242,679	251,937

Gross profit		5,463	32,593	46,910	64,868	81,709
Selling, general and administrative expenses (2)		30,373	36,441	39,573	42,139	44,267
Pension plan termination charge (3)				(6,605)

Operating income (loss)		(24,910)	(3,848)	732	22,729	37,442
Income from Continued Dumping and Subsidy Offset Act, net		9,340	11,485	10,429	4,419
Other income, net		160	308	265	297	288
Interest expense, net		3,703	3,211	2,679	1,710	1,825

Income (loss) before income taxes		(19,113)	4,734	8,747	25,735	35,905
Income taxes (benefit)		(7,362)	998	2,845	8,954	12,674

Net income (loss)		$(11,751)	$3,736	$5,902	$16,781	$23,231

Basic Earnings (loss) Per Share: (4)
Net income (loss)		$(1.14)	$.36	$.56	$1.44	$1.82

Weighted average shares		10,332	10,332	10,478	11,649	12,766

Diluted Earnings (loss) Per Share: (4)
Net income (loss)		$(1.14)	$.36	$.55	$1.41	$1.77

Weighted average shares		10,332	10,332	10,677	11,924	13,154

Cash dividends paid per share	$		$.40	$.40	$.32	$.24

Balance Sheet and Other Data:
Cash		$41,827	$44,013	$31,648	$6,269	$12,556
Inventories		37,225	47,344	58,086	59,364	69,961
Working capital		87,277	97,059	91,852	72,036	91,200
Total assets		150,462	165,871	173,731	162,678	190,488
Long-term debt including current maturities		27,857	29,286	30,714	8,571	11,428
Stockholders’ equity		92,847	103,108	102,851	109,647	132,749
Capital expenditures		$2,621	$2,261	$3,951	$4,196	$4,986
Stock repurchases:
Shares (4)				639	1,423	1,057
Total cost				$13,557	$33,576	$22,993

(1)
Included in cost of sales in 2009 is $5.2 million pre-tax ($3.2 million after-tax), or $.31 per diluted share, for restructuring and related charges for a warehouse consolidation, elimination of certain positions, and a write-down of inventories. Included in cost of sales in 2008 is $5.9 million pre-tax ($4.6 million after-tax), or $.45 per diluted share, for the consolidation of two manufacturing facilities into one. Included in cost of sales in 2007 is $3.6 million pre-tax ($2.4 million after-tax), or $.28 per diluted share, for the conversion of a manufacturing facility to a warehouse operation.

(2)
Included in selling, general and administrative expenses in 2009 is $876 thousand pre-tax ($539 thousand after-tax), or $.05 per diluted share, and 2008 is $1.4 million pre-tax ($1.1 million after-tax), or $.11 per diluted share, of restructuring charges.

(3)	We terminated our defined benefit pension plan in 2007, resulting in a charge to earnings of $6.6 million pre-tax ($4.5 million after-tax), or $.42 per diluted share.

(4)	Amounts have been adjusted to reflect the two-for-one stock split, distributed in the form of a stock dividend, on June 6, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes.
Overview
Significant declines in housing activity, consumer confidence and disposable income have led to depressed consumer demand for residential furniture. This slowdown began in late 2005 for the residential furniture industry and intensified in 2008 and 2009 as weakness spread to the broader U.S. economy and beyond.
In response to these deteriorating industry conditions, we have reduced our employment levels by approximately half since late 2005, consolidated our manufacturing footprint from four to two factories and implemented various cost reduction initiatives as further discussed below.
In late 2007, we consolidated production from our Martinsville, Virginia facility into our Stanleytown, Virginia facility. In 2008, we converted the Martinsville facility into a warehouse. This improved our asset utilization and production efficiencies at the Stanleytown facility and lowered our costs by eliminating leased warehouse space. The related pre-tax restructuring cost was $3.8 million ($3.6 million in 2007 and $249,000 in 2008).
In 2008, we consolidated two manufacturing facilities into one, eliminated certain positions and offered a voluntary early retirement incentive. We incurred pre-tax restructuring charges of $7.3 million ($7.1 million in 2008 and $216,000 in 2009) related to this.
In 2009, pre-tax restructuring charges of $6.1 million were incurred for three major items. A warehouse consolidation represents about $2 million pre-tax. We ceased operations at our former Lexington, North Carolina warehouse facility and this real estate was held for sale at December 31, 2009. We eliminated approximately 25% of our salaried positions through a combination of early-retirement incentives and layoffs resulting in about $2 million of pre-tax charges. The remainder of about $2 million pre-tax restructuring expense was due to a write-down of inventories as a result of reducing the number of items offered in our adult product line by discontinuing certain slow moving items.
In 2009, we implemented a strategy to differentiate our Young America product line that led us to move the production of those items we purchased offshore to our domestic facilities. These items were primarily youth beds and cribs. This transition was effected in late 2009 and continues to be disruptive to our operations as we work through this transition.
We will continue to evaluate our manufacturing capacity needs considering offshore sourcing opportunities, current and anticipated demand for our products, overall market conditions and other factors we consider relevant. Should further capacity reductions become necessary, this could cause other restructuring charges in the future. We remain committed to our blended strategy of combining our manufacturing capabilities with a sourcing program in our adult product line. We are currently reevaluating those products we source offshore in our adult product line and may over time increase the amount of products sourced offshore. During 2009 we in-sourced certain components previously purchased from domestic vendors and continue to evaluate whether to purchase or make additional components to improve service and better use our available capacity.
We suspended cash dividend payments in 2009, providing annual cash savings of approximately $4 million. We will continue to focus on effective balance sheet management and cost control in 2010.
Results of Operations
2009 Compared to 2008
Net sales decreased $66.1 million, or 29.2%, in 2009 compared to 2008. The decrease was due primarily to lower unit volume, resulting from continued weakness in demand, which we believe is due primarily to the current economic recession and is consistent with industry trends. Partially offsetting this lower unit volume was an increase in average selling prices of less than 1%.

Gross profit in 2009 decreased to $5.5 million from $32.6 million in 2008. Included in gross profit in 2009 and 2008 is $5.2 million and $5.9 million, respectively in restructuring and related charges. See Note 8 of the Notes to the Consolidated Financial Statements for further details on restructuring and related charges. The lower gross profit and margins in 2009 are primarily due to the significant decline in sales and production levels. Sales have declined at a faster rate in 2009 than we have been able to adjust our cost structure. The much lower production levels have led to significant unfavorable factory overhead variances and plant inefficiencies. Costs associated with the transition of certain Young America products (primarily cribs and youth beds) from offshore sourcing to our domestic manufacturing facilities and higher selling discounts also contributed to lower gross profit in 2009. These factors were partially offset by cost savings from restructuring steps taken in 2008 which resulted in an estimated $4 to $5 million in savings during 2009.
Selling, general and administrative expenses for 2009 decreased $6.1 million compared to 2008, due primarily to lower selling expenses resulting from decreased sales and cost reduction initiatives. Restructuring and related expenses of $876,000 and $1.4 million are included in 2009 and 2008, respectively.
As a result of the above, operating loss was $24.9 million in 2009 compared to an operating loss of $3.8 million in 2008.
We recorded income of $9.3 million in 2009 from the receipt of funds under the Continued Dumping and Subsidy Offset Act of 2000 (CDSOA) involving wooden bedroom furniture imported from China and other related payments, net of legal expenses, compared to $11.5 million in 2008.
Interest income for 2009 decreased from 2008 due primarily to lower earnings on cash primarily invested in a money market fund containing only short duration U.S. Treasury securities backed by the full faith and credit of the U.S. Government.
The effective tax rate for 2009 is 38.5% compared to 21.1% for 2008. The higher effective tax rate is due to the impact of permanent differences on the loss before income taxes. The primary permanent difference is the increase in cash surrender value of life insurance policies, which are used to fund our deferred compensation plan. We expect this relationship to continue, but the percentage impact on the effective rate will depend on the level of future losses or earnings.
2008 Compared to 2007
Net sales decreased $56.3 million, or 19.9%, in 2008 compared to 2007. The decrease was due primarily to lower unit volume, resulting from continued weakness in demand, which we believe was due primarily to economic conditions. Partially offsetting this lower unit volume was an increase in average selling prices.
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
We recorded income of $11.5 million, net of legal expenses, from the receipt of funds under the CDSOA and other related payments in connection with the case involving wooden bedroom furniture imported from China, compared to $10.4 million in 2007.
Interest expense for 2008 increased over 2007 due primarily to higher average debt levels during the year.
The effective tax rate for 2008 is 21.1% compared to 32.5% for 2007. The lower effective tax rate was due to the impact of permanent differences on lower earnings.

Financial Condition, Liquidity and Capital Resources
Sources of liquidity include cash on hand and cash from operations. We expect these sources of liquidity to be adequate for ongoing expenditures, debt payments and capital expenditures for the foreseeable future. We believe that cash on hand will be adequate during 2010 in the event we do not generate cash from operations.
Working capital, excluding cash and current maturities of long-term debt, decreased $7.6 million during 2009 to $46.9 million from $54.5 million in 2008. The decrease was primarily due to lower accounts receivable and inventories, reflecting lower sales and production levels.
Cash used from operations was $1.2 million in 2009 compared to cash generated of $18.3 million in 2008 and $23.0 million in 2007. The decrease in 2009 was primarily due to lower cash received from customers due to lower sales, partially offset by lower cash paid to suppliers and employees due to lower production and lower tax payments due to an operating loss in 2009.
Net cash used by investing activities was $1.3 million in 2009 compared to $1.9 million in 2008 and $4.0 million in 2007. In 2009, sale of assets provided cash of $1.3 million. We invested $2.6 million, $2.3 million, and $4.0 million for normal capital expenditures in 2009, 2008, and 2007, respectively. Capital expenditures in 2010 are anticipated to be in the range of $2.0 million to $3.0 million.
Net cash provided by financing activities was $318,000 in 2009, compared to cash used of $4.0 million in 2008 and cash provided of $6.3 million in 2007. The change from 2008 to 2009 is due to the suspension of quarterly cash dividend payments in 2009. In 2007, a portion of the proceeds from our $25 million private note placement and cash from operations provided funds for the purchase and retirement of our common stock, payment of cash dividends and scheduled debt payments.
At December 31, 2009, long-term debt including current maturities was $27.9 million. Our note agreement requires us to maintain certain financial covenants. In January 2009 we entered into an amendment to our note agreement providing that two financial covenants relating to operating income and earnings would not apply during 2009. Instead this amendment required that we maintain unrestricted cash on hand of at least $20 million through March 30, 2010 and maintain earnings before interest and taxes of not less than a loss of $10 million for each of the twelve month periods ending March 31, June 30, September 30, and December 31, 2009. In December 2009, we entered into another amendment to our note agreement that eliminated the earnings before interest and taxes covenant for the twelve months ended December 31, 2009. This amendment also provides that the two financial covenants relating to operating income and earnings not apply during 2010. Instead, this amendment requires that we maintain unrestricted cash on hand of at least $25 million through April 3, 2011 and maintain earnings before interest and taxes of not less than a loss of $15 million for each of the four fiscal quarters in 2010 on an annualized basis. We were in compliance with these covenants, as amended, as of December 31, 2009. In the event of noncompliance we would have to seek waivers or additional amendments. If we are not able to obtain such waivers or amendments from our lenders then we would need to seek other funding or use cash on hand to repay the lenders and pay yield maintenance amounts required in connection with prepayment.
Debt service requirements are $1.4 million in 2010, $5.0 million in 2011, and $3.6 million in 2012, 2013, and 2014. As of December 31, 2009 cash on hand was $41.8 million.
Net deferred tax assets are approximately $1.3 million at December 31, 2009. We have performed the required assessment of positive and negative evidence regarding the realization of the net deferred tax assets, which included the evaluation of taxable income in prior years where carryback is permitted by current tax law, scheduled reversals of deferred tax liabilities and estimates of projected future taxable income. Based on our assessment, we have concluded that it is more likely than not that such assets, net of the existing valuation allowance, will be realized. We will again need to make a similar assessment in 2010 if industry conditions continue to deteriorate and considering the current year’s reduction in available taxable income in carryback years. In the event that net operating loss carrybacks, reversals of existing taxable temporary differences, future taxable income or future tax-planning strategies are insufficient, realization of the existing deferred tax assets could be in question in future years.

The following table sets forth our contractual cash obligations and other commercial commitments at December 31, 2009 (in thousands):

	Payment due or commitment expiration
		Less Than			Over
	Total	1 year	2-3 years	4-5 years	5 years
Contractual cash obligations:
Long-term debt	$27,857	$1,429	$8,571	$7,142	$10,715
Postretirement benefits other than pensions(1)	3,353	478	841	690	1,344
Fixed interest payment on long-term debt	7,770	1,831	2,934	1,923	1,082
Operating leases	2,790	683	1,071	883	153

Total contractual cash obligations	$41,770	$4,421	$13,417	$10,638	$13,294

Other commercial commitments:
Letters of credit	$1,566	$1,566

(1)
The RP-2000 Mortality tables were used in estimating future benefit payments, and the health care cost trend rate for determining payments is 9.5% for 2010 and gradually declines to 5.5% in 2018 where it is assumed to remain constant for the remaining years.

Not included in the above table is unrecognized tax benefits of $808,000, due to the uncertainty of the date of occurrence.
Continued Dumping and Subsidy Offset Act (CDSOA)
We recorded income of $9.3 million, $11.5 million and $10.4 million in 2009, 2008 and 2007, respectively, from CDSOA payments and other related payments, net of legal expenses. These payments came from the case involving Wooden Bedroom Furniture imported from China. The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection for imports covered by antidumping duty orders entering the United States through September 30, 2007 to qualified domestic producers. Antidumping duties for merchandise entering the U.S. after September 30, 2007 remain with the U.S. Treasury.
Approximately $137 million of funds available for distribution were set aside by the government over the past four years principally for domestic producers that have requested CDSOA funds and are not eligible to receive funds based on the CDSOA and the government’s historical administration of the CDSOA. The government set aside these CDSOA funds in connection with two lower court cases involving the CDSOA that were decided against the government on constitutional grounds. The government appealed and prevailed on one of these cases in the U.S. Court of Appeals for the Federal circuit. The plaintiffs in this case have filed a petition with the U.S. Supreme Court for a writ of certiorari. The U.S. Supreme Court should announce whether or not it will hear the case by late spring 2010. Absent U.S. Supreme Court action that alters or overturns the U.S. Court of Appeals ruling or further action in the second case, we expect to receive approximately $36 million of the funds set aside by the government (based on our allocation of the funds distributed in each of the past four years).
According to U.S. Customs and Border Protection, as of October 1, 2009, approximately $32 million in duties had been secured by cash deposits and bonds on unliquidated entries, and this amount is potentially available for distribution under the CDSOA to eligible domestic manufacturers in connection with the case involving wooden bedroom furniture imported from China. The amount ultimately distributed will be impacted by the annual administrative review process which can retroactively increase or decrease the actual duties owed on entries secured by cash deposits and bonds. Assuming our percentage allocation in future years is the same as it was for the 2009 payment (approximately 27% of the funds distributed) and the $32 million collected by the government as of October 1, 2009 does not change as a result of the annual administrative review process or otherwise, we could receive approximately $3.5 million to $8.5 million in CDSOA funds in addition to the funds held back and set aside pending the final resolution of the court cases discussed above.
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
Deferred Taxes — We recognize deferred tax assets and liabilities based on the estimated future tax effects of differences between the financial statements and the tax basis of assets and liabilities given the enacted tax laws. We evaluate the need for a deferred tax asset valuation allowance by assessing whether it is more likely than not that the company will realize its deferred tax assets in the future. The assessment of whether or not a valuation allowance is required often requires significant judgment, including the forecast of future taxable income. Adjustments to the deferred tax valuation allowance are made to earnings in the period when such assessment is made.
In preparation of the company’s financial statements, management exercises judgments in estimating the potential exposure to unresolved tax matters and applies a more likely than not criteria approach for recording tax benefits related to uncertain tax positions. While actual results could vary, in management’s judgment, the company has adequate tax accruals with respect to the ultimate outcome of such unresolved tax matters.
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
Goodwill — Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. We test goodwill for impairment annually (on December 31), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the fair value of the reporting unit is less than its carrying value, we perform an additional step to determine the implied fair value of goodwill associated with that reporting unit. As of both December 31, 2009 and 2008, goodwill totaled $9.1 million, representing 6.0% and 5.4% of total assets, respectively.
The impairment test requires us to compare the fair value of business reporting units to their carrying value, including assigned goodwill. In assessing potential impairment of goodwill, we have determined that we have one reporting unit based on our reporting structure. As of December 31, 2009, our book value was $8.99 per share of outstanding common stock and the closing trading price of our common stock was $10.15 per share. The fair value of our single reporting unit is determined based on a discounted cash flow analysis which employs present value techniques and considers market factors. The results of the annual impairment tests performed as of December 31, 2009, 2008 and 2007 indicated the fair value of the reporting unit exceeded its carrying value and therefore our goodwill was not impaired.
Determining the fair value of our reporting unit involves the use of significant estimates and assumptions. The estimate of fair value of our reporting unit is based on our projection of revenues, gross margin, operating costs and cash flows considering historical and estimated future results, general economic and market conditions as well as the impact of planned business and operational strategies. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates. A 10 percent decrease in the estimated fair value of our reporting unit would not have resulted in an impairment of goodwill at December 31, 2009. However, changes in the judgments and estimates underlying our analysis could result in a significantly different estimate of fair value of our reporting unit and could result in an impairment of goodwill in the future.

Off-Balance Sheet Arrangements
We do not have transactions or relationships with “special purpose” entities, and we do not have any off-balance sheet financing other than normal operating leases primarily for showroom and office space, and certain technology equipment.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, our independent public accounting firm, as stated in their report, which is included on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information related to our directors is set forth under the caption “Election of Directors” of our proxy statement (the “2010 Proxy Statement”) for our annual meeting of shareholders scheduled for April 29, 2010. Such information is incorporated herein by reference.
Information relating to compliance with section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2010 Proxy Statement and is incorporated herein by reference.
Information relating to the Audit Committee and Board of Directors’ determinations concerning whether a member of the Audit Committee of the Board is a “financial expert” as that term is defined under Item 407(d) (5) of Regulation S-K is set forth under the caption “Board and Board Committee Information” of our 2010 Proxy Statement and is incorporated herein by reference.
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
Information relating to our executive compensation is set forth under the captions “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our 2010 Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Our information relating to this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of our 2010 Proxy Statement. Such information is incorporated herein by reference.
Information concerning our equity compensation plan is included in Part II of this report under the caption “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Our information relating to this item is set forth under the caption “Compensation of Executive Officers — Employment Agreements and Related Transactions” and “Board and Board Committee Information” of our 2010 Proxy Statement. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
Our information relating to this item is set forth under the caption “Independent Registered Public Accountants” of our 2010 Proxy Statement. Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	Documents filed as a part of this Report:
(1)	The following consolidated financial statements are included in this report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Income for each of the three years in the period ended December 31, 2009

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2009

Consolidated Statements of Cash Flow for each of the three years in the period ended December 31, 2009

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2009
(b)	Exhibits:

3.1	The Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended July 2, 2005).

3.2	By-laws of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed February 3, 2010).

4.1	The Certificate of Incorporation and By-laws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1 and 3.2 hereto).

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

4.4
Second Amendment to Note Purchase and Private Shelf Agreement dated as of December 30, 2008, among the Registrant, The Prudential Life Insurance Company of America, Pruco Life Insurance Company of New Jersey, Prudential Retirement Insurance and Annuity Company, Hartford Life Insurance Company, Mutual of Omaha Insurance Company and Medica Health Plans. (1)

4.5
Third Amendment to Note Purchase and Private Shelf Agreement dated as of January 23, 2009, among the Registrant, The Prudential Insurance Company of America, Pruco Life Insurance Company of New Jersey, Prudential Retirement Insurance and Annuity Company, Hartford Life Insurance Company, Mutual of Omaha Insurance Company and Medica Health Plans (incorporated by Reference to Exhibit 4.01 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed January 29, 2009).

4.6
Fourth Amendment to Note Purchase and Private Shelf Agreement dated as of December 18, 2009, among the Registrant, The Prudential Insurance Company of America, and other holders of Notes named therein (incorporated by Reference to Exhibit 9.01 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed December 22, 2009).

(1)	Filed Herewith

10.1
Supplemental Retirement Plan of Stanley Furniture Company, Inc., as restated effective January 1, 1993 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1993).(2)

10.2
First Amendment to Supplemental Retirement Plan of Stanley Furniture Company, Inc., effective December 31, 1995, adopted December 15, 1995 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1995).(2)

10.3
Stanley Interiors Corporation Deferred Compensation Capital Enhancement Plan, effective January 1, 1986, as amended and restated effective August 1, 1987 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 0-14938), No. 33-7300).(2)

10.4
Employment Agreement dated as of December 31, 2008, between Douglas I. Payne and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed on December 10,2008).(2)

10.5
2000 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement (Commission File No. 0-14938) for the special meeting of stockholders held on August 24, 2000).(2)

10.6
Second Amendment to Supplemental Retirement Plan of Stanley Furniture Company, Inc. effective January 1, 2002 (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2002).(2)

10.7
2005 Incentive Compensation Award, dated as of December 15, 2004, from the Registrant to Douglas I. Payne (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2004).(2)

10.8
Form of Stock Option Award under 2000 Incentive Plan (ISO) (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2004).(2)

10.9
Form of Stock Option Award under 2000 Incentive Plan (ISO/NSO) (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2004).(2)

10.10
Form of Stock Option Award under 2000 Incentive Plan (Directors) (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2004).(2)

10.11
Form of Indemnification Agreement between the Registrant and each of its Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed on September 25, 2008).

10.12
Voluntary Separation Agreement and General Release by and between Jeffrey R. Scheffer and Stanley Furniture Company, Inc. dated September 23, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed on September 25, 2008).

10.13
Change in Control Protection Agreement, dated December 11, 2009, by and between Stanley Furniture Company, Inc. and Glenn Prillaman (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (commission File No. 0-14938) filed on December 14, 2009). (2)

10.14
2008 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement (Commission File No. 0-14938) for the annual meeting of stockholders held on April 15, 2008). (2)

(2)	Management contract or compensatory plan

10.15
Form of Stock Option Award under 2008 Incentive Plan (Officers) (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2008). (2)

10.16
Form of Stock Option Award under 2008 Incentive Plan (Directors) (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2008). (2)

10.17
Form of Separation Agreement and General Release between Stephen A. Bullock and the Registrant (incorporated by reference to the Registrant’s Form 8-K (Commission File No. 0-14938) filed on December 14, 2009). (2)

21	List of Subsidiaries. (1)

23	Consent of PricewaterhouseCoopers LLP. (1)

31.1	Certification by Glenn Prillaman, our Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (1)

31.2	Certification by Douglas I. Payne, our Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (1)

32.1	Certification by Glenn Prillaman, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification by Douglas I. Payne, our Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed Herewith

(2)	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

STANLEY FURNITURE COMPANY, INC.
February 5, 2010	By:	/s/ Glenn Prillaman
Glenn Prillaman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Albert L. Prillaman	Chairman and Director	February 5, 2010
(Albert L. Prillaman)

/s/ Glenn Prillaman	President and Chief Executive Officer	February 5, 2010
(Glenn Prillaman)	(Principal Executive Officer) and Director

/s/ Douglas I. Payne	Executive Vice President — Finance and	February 5, 2010
(Douglas I. Payne)	Administration and Secretary (Principal Financial and Accounting Officer)

/s/ Robert G. Culp, III	Director	February 5, 2010
(Robert G. Culp, III)

/s/ Michael P. Haley	Director	February 5, 2010
(Michael P. Haley)

/s/ Thomas L. Millner	Director	February 5, 2010
(Thomas L. Millner)

/s/ T. Scott McIlhenny, Jr.	Director	February 5, 2010
(T. Scott McIlhenny, Jr.)

STANLEY FURNITURE COMPANY, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Report of Independent Registered Public Accounting Firm
To the Board of the Directors and Stockholders of Stanley Furniture Company, Inc.
In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Stanley Furniture Company, Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Richmond, Virginia
February 5, 2010

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash	$41,827	$44,013
Accounts receivable, less allowances of $1,747 and $1,644	15,297	21,873
Inventories:
Finished goods	22,376	36,803
Work-in-process	8,184	3,493
Raw materials	6,665	7,048

Total inventories	37,225	47,344

Prepaid expenses and other current assets	4,898	3,758
Income tax receivable	6,882
Deferred income taxes	3,433	3,906

Total current assets	109,562	120,894

Property, plant and equipment, net	31,375	35,445
Goodwill	9,072	9,072
Other assets	453	460

Total assets	$150,462	$165,871

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$1,429	$1,429
Accounts payable	11,633	11,236
Accrued salaries, wages and benefits	6,597	6,280
Other accrued expenses	2,626	4,890

Total current liabilities	22,285	23,835

Long-term debt, exclusive of current maturities	26,428	27,857
Deferred income taxes	2,128	2,778
Other long-term liabilities	6,774	8,293

Total liabilities	57,615	62,763

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 25,000,000 shares authorized, 10,332,179 shares issued and outstanding	207	207
Capital in excess of par value	1,897	1,058
Retained earnings	90,852	102,603
Accumulated other comprehensive loss	(109)	(760)

Total stockholders’ equity	92,847	103,108

Total liabilities and stockholders’ equity	$150,462	$165,871

The accompanying notes are an integral part
of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Years Ended
	December 31,
	2009		2008	2007
Net sales		$160,451	$226,522	$282,847

Cost of sales		154,988	193,929	235,937

Gross profit		5,463	32,593	46,910

Selling, general and administrative expenses		30,373	36,441	39,573

Pension plan termination charge				(6,605)

Operating income (loss)		(24,910)	(3,848)	732

Income from Continued Dumping and Subsidy Offset Act, net		9,340	11,485	10,429
Other income, net		160	308	265
Interest income		45	591	556
Interest expense		3,748	3,802	3,235

Income (loss) before income taxes		(19,113)	4,734	8,747

Income tax (benefit) expense		(7,362)	998	2,845

Net income (loss)		$(11,751)	$3,736	$5,902

Earnings (loss) per share:

Basic		$(1.14)	$.36	$.56

Diluted		$(1.14)	$.36	$.55

Weighted average shares outstanding:

Basic		10,332	10,332	10,478

Diluted		10,332	10,332	10,677

Cash dividends declared and paid per common share	$		$.40	$.40

The accompanying notes are an integral part
of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For each of the three years in the period ended December 31, 2009
(in thousands, except per share data)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total

Balance at December 31, 2006	10,929	$219	$59	$114,189	$(4,820)	$109,647

Cumulative effect of adoption of FIN48				21		21

Adjusted balance, January 1, 2007	10,929	219	59	114,210	(4,820)	109,668

Net income				5,902		5,902

Prior service cost, net of deferred income tax benefit of $1					(2)	(2)
Actuarial loss, net of deferred income tax benefit of $136					(141)	(141)

Comprehensive Income						5,759

Termination of defined benefit pension plan, net of deferred income tax benefit of $2,488					4,017	4,017
Exercise of stock options	43	1	531			532
Stock-based compensation			534			534
Tax benefit on exercise of stock options			92			92
Purchase and retirement of stock	(640)	(13)	(625)	(12,919)		(13,557)
Dividends paid, $0.40 per share				(4,194)		(4,194)

Balance at December 31, 2007	10,332	207	591	102,999	(946)	102,851

Net income				3,736		3,736
Prior service cost, net of deferred income tax benefit of $3					(5)	(5)
Actuarial gain, net of deferred income tax expense of $118					191	191

Comprehensive Income						3,922

Stock-based compensation			467			467
Dividends paid, $0.40 per share				(4,132)		(4,132)

Balance at December 31, 2008	10,332	207	1,058	102,603	(760)	103,108

Net loss				(11,751)		(11,751)
Negative plan amendment, net of deferred income tax benefit of $130					209	209
Prior service cost, net of deferred income tax benefit of $326					526	526
Actuarial loss, net of deferred income tax expense of $138					(84)	(84)

Comprehensive Income						(11,100)

Stock-based compensation			839			839

Balance at December 31, 2009	10,332	$207	$1,897	$90,852	$(109)	$92,847

The accompanying notes are an integral part
of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	December 31,
	2009	2008	2007
Cash flows from operating activities:
Cash received from customers	$168,504	$230,255	$289,951
Cash paid to suppliers and employees	(171,349)	(215,527)	(269,795)
Cash from Continued Dumping and Subsidy Offset Act, net	7,443	10,828	9,986
Interest paid	(3,664)	(3,111)	(2,359)
Income taxes paid	(2,120)	(4,168)	(4,775)

Net cash (used) provided by operating activities	(1,186)	18,277	23,008

Cash flows from investing activities:
Capital expenditures	(2,621)	(2,261)	(3,951)
Proceeds from sale of assets	1,303
Other, net		360	(20)

Net cash used by investing activities	(1,318)	(1,901)	(3,971)

Cash flows from financing activities:
Proceeds from senior notes			25,000
Purchase and retirement of common stock			(13,557)
Repayment of senior notes	(1,429)	(1,429)	(2,857)
Dividends paid		(4,132)	(4,194)
Proceeds from exercise of stock options			532
Tax benefit from exercise of stock options			32
Proceeds from insurance policy loans	1,747	1,550	1,386

Net cash provided (used) by financing activities	318	(4,011)	6,342

Net (decrease) increase in cash	(2,186)	12,365	25,379
Cash at beginning of year	44,013	31,648	6,269

Cash at end of year	$41,827	$44,013	$31,648

Reconciliation of net (loss) income to net cash (used) provided by operating activities:

Net (loss) income	$(11,751)	$3,736	$5,902
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Pension plan termination charge			6,605
Depreciation	5,908	8,805	8,982
Amortization	86	48	72
Inventory write-down	2,077
Deferred income taxes	(177)	(2,571)	(4,083)
Stock-based compensation	839	467	534
Other, net			188
Changes in assets and liabilities:
Accounts receivable	6,576	3,520	6,867
Inventories	8,042	10,742	1,278
Prepaid expenses and other current assets	(10,435)	(2,041)	(1,142)
Accounts payable	397	(4,870)	(1,783)
Accrued salaries, wages and benefits	1,580	(525)	(3,028)
Other accrued expenses	(2,875)	904	2,528
Other assets	66	103	88
Other long-term liabilities	(1,519)	(41)

Net cash (used) provided by operating activities	$(1,186)	$18,277	$23,008

The accompanying notes are an integral part
of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Organization and Basis of Presentation
The consolidated financial statements include Stanley Furniture Company, Inc. and our wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. We are a leading designer and manufacturer of wood furniture exclusively targeted at the premium price range of the residential market.
We operate in one business segment. Substantially all revenues result from the sale of residential furniture products in the United States. Substantially all trade accounts receivable are due from retailers in this market, which consists of a large number of entities with a broad geographical dispersion.
Subsequent events were evaluated through the date these financial statements were issued.
Cash Equivalents
Cash and short-term, highly-liquid investments with original maturities of three months or less are considered cash and cash equivalents.
Revenue Recognition
Sales are recognized when products are shipped to customers. Revenue includes amounts billed to customers for shipping. Costs to warehouse and prepare goods for shipping to customers are expensed and recorded in selling, general and administrative expenses and amounted to $3.7 million, $4.1 million, and $5.0 million in 2009, 2008 and 2007, respectively.
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
Accounting for fair value measurements requires disclosure of the level within the fair value hierarchy in which fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3). The fair value of our long-term debt is estimated on a level 2 basis, using a discounted cash flow analysis based on the incremental borrowing rates currently available to us for loans with similar terms and maturities. At December 31, 2009, the estimated fair value of our long-term debt approximates the carrying amount of $27 million. The fair value of trade receivables, trade payables and letters of credit approximate the carrying amount because of the short maturity of these instruments.
Earnings per Common Share
Basic earnings per share is computed based on the average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method.
Stock-Based Compensation
Accounting for share-based payment requires compensation costs related to share-based payment transactions to be recognized in the financial statements. We adopted the related standard using the modified prospective application transition method. Under this method, compensation cost includes options prior to but not vested as of December 31, 2005 and all options granted since the adoption of this standard.
Goodwill
Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. We test goodwill for impairment annually on December 31, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the fair value of the reporting unit is less than its carrying value, we perform an additional step to determine the implied fair value of goodwill associated with that reporting unit. As of both December 31, 2009 and 2008, goodwill totaled $9.1 million.
The impairment test requires us to compare the fair value of business reporting units to their carrying value, including assigned goodwill. In assessing potential impairment of goodwill, we have determined that we have one reporting unit based on our reporting structure. The fair value of our single reporting unit is determined based on a discounted cash flow analysis. The results of the annual impairment tests performed as of December 31, 2009, 2008 and 2007 indicated the fair value of the reporting unit exceeded its carrying value and therefore our goodwill was not impaired.
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
Tariffs imposed on wooden bedroom furniture imported from China
Tariff expense is based on the most current rates published by the U.S. Department of Commerce. These rates are potentially subject to an administrative review process starting approximately one year after the publication date. The final amounts paid will depend on whether administrative reviews are performed and the outcome of those reviews, if any, on the vendors we purchase from.
Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Changes in such estimates may affect amounts reported in future periods.

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Property, Plant and Equipment

	Depreciable
	lives	(in thousands)
	(in years)	2009	2008
Land and buildings	20 to 50	$33,900	$39,862
Machinery and equipment	5 to 12	63,403	65,448
Office furniture and equipment	3 to 10	1,284	1,384
Construction in progress		670	120

Property, plant and equipment, at cost		99,257	106,814
Less accumulated depreciation		67,882	71,369

Property, plant and equipment, net		$31,375	$35,445

3. Debt

	(in thousands)
	2009	2008
6.73% Senior notes due through May 3, 2017	$25,000	$25,000
6.94% Senior notes due through May 3, 2011	2,857	4,286

Total	27,857	29,286
Less current maturities	1,429	1,429

Long-term debt, exclusive of current maturities	$26,428	$27,857

Annual principal requirements are $1.4 million in 2010, $5.0 million in 2011, and $3.6 million in 2012, 2013, and 2014.
The above loan agreements require us to maintain certain financial covenants, including a limit on total debt and a fixed charge coverage ratio. In January 2009 we entered into an amendment to our note agreement providing that two financial covenants relating to operating income and earnings would not apply during 2009. Instead this amendment required that we maintain unrestricted cash on hand of at least $20 million through March 30, 2010 and maintain earnings before interest and taxes of not less than a loss of $10 million for each of the twelve month periods ending March 31, June 30, September 30, and December 31, 2009. In December 2009, we entered into another amendment to our note agreement that eliminated the earnings before interest and taxes covenant for the twelve months ended December 31, 2009. This amendment also provides that the two financial covenants relating to operating income and earnings not apply during 2009 and 2010. Instead, this amendment requires that we maintain unrestricted cash on hand of at least $25 million through April 3, 2011 and maintain earnings before interest and taxes of not less than a loss of $15 million for each of the four fiscal quarters in 2010 on an annualized basis. We were in compliance with these covenants, as amended, as of December 31, 2009.
Effective January 1, 2010, the December 2009 amendment increased the interest rate on our outstanding 6.73% senior notes due 2017 and 6.94% senior notes due 2011 to 8.23% and 8.44%, respectively, until any fiscal quarter that our ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, and amortization does not exceed 2.75 to 1.00 for the four fiscal quarter period ending with such quarter. In addition, during such period, we will not incur additional indebtedness other than intercompany indebtedness or letters of credit not exceeding $4 million. Under the amendment, the increased interest rates will not apply to any yield maintenance amounts paid in connection with prepayment of outstanding notes.
We utilize letters of credit to collateralize certain insurance policies and inventory purchases. Outstanding letters of credit at December 31, 2009 were $1.6 million.

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. Income Taxes
The provision for income tax expense (benefit) consists of (in thousands):

	2009	2008	2007

Current:
Federal	$(6,398)	$3,163	$5,730
State	(329)	633	1,072

Total current	(6,727)	3,796	6,802

Deferred:
Federal	(569)	(2,432)	(3,439)
State	(66)	(366)	(517)

Total deferred	(635)	(2,798)	(3,957)

Income tax expense (benefit)	$(7,362)	$998	$2,845

A reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate follows:

	2009	2008	2007

Federal statutory rate	(35.0)%	34.0%	35.0%
State tax, net of federal benefit	(1.6)	3.6	4.9
State tax credits and adjustments	(.8)	(2.8)
Increase in cash surrender value of life insurance policies	(2.8)	(9.6)	(4.7)
Deduction for qualified domestic production activities		(1.2)	(.8)
Tax-exempt interest income	(.1)	(3.7)	(1.4)
Increase to valuation allowance	1.5
Other, net	.3	.8	(.5)

Effective income tax rate	(38.5)%	21.1%	32.5%

The income tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31 follow (in thousands):

	2009	2008
Current deferred tax assets (liabilities):
Accounts receivable	$668	$629
Employee benefits	2,247	2,785
Other accrued expenses	541	460
Net operating loss carry forward	165

Gross current deferred tax asset	3,621	3,874
Less valuation allowance	188

Net current deferred tax asset	$3,433	$3,874

Noncurrent deferred tax liabilities (assets):
Property, plant and equipment	$4,851	$5,124
Employee benefits	(2,288)	(1,913)
Other noncurrent assets	(435)	(433)

Net noncurrent deferred tax liability	$(2,128)	$2,778

We have $3.6 million of state net operating loss carryforwards that will expire in 2025.

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. Income Taxes (continued)
The unrecognized tax benefits activity for the year ending December 31 follow (in thousands):

	2009	2008
Unrecognized tax benefits balance at January 1	$940	$991
Gross increases for tax positions of prior years		39
Gross decreases for tax positions of prior years	(79)
Settlements
Lapse of statute of limitations	(53)	(90)

Unrecognized tax benefits balance at December 31	$808	$940

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009 and 2008 we had approximately $442,000 and $448,000 of accrued interest related to uncertain tax positions, respectively.
Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $783,000 at December 31, 2009 and $877,000 at December 31, 2008. The tax years 2006-2008 remain open to examination by major taxing jurisdictions. Our 2007 tax year is currently under examination by the Internal Revenue Service.
5. Stockholders’ Equity
At December 31, 2009, we have approximately $19.0 million available on the current authorization by the Board of Directors to acquire our common stock.
In addition to common stock, authorized capital includes 1,000,000 shares of “blank check” preferred stock. None was outstanding during the three years ended December 31, 2009. The Board of Directors is authorized to issue such stock in series and to fix the designation, powers, preferences, rights, limitations and restrictions with respect to any series of such shares. Such “blank check” preferred stock may rank prior to common stock as to dividend rights, liquidation preferences or both, may have full or limited voting rights and may be convertible into shares of common stock.
Basic and diluted earnings per share are calculated using the following share data (in thousands):

	2009	2008	2007
Weighted average shares outstanding for basic calculation	10,332	10,332	10,478
Dilutive effect of stock options			199

Weighted average shares outstanding for diluted calculation	10,332	10,332	10,677

In 2009, the dilutive effect of stock options is not recognized since we have a net operating loss. In 2008, the calculation of dilutive shares was not impacted by outstanding stock options as all options had exercise prices greater than the average market price during 2008. Approximately 1.6 million shares in 2009 and 1.2 million shares in 2008 are issuable upon the exercise of stock options, which were not included in the diluted per share calculation because they were anti-dilutive.
6. Stock Based Compensation
As of December 31, 2009, there was approximately $1.7 million of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next three to four years.

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. Stock Based Compensation (continued)
Our stock option plans provide for the granting of stock options and stock awards up to an aggregate of 2,000,000 shares of common stock to employees and directors at prices equal to the market value of the stock on the dates the options were granted. The options granted have a term of 10 years from the grant date and granted options for employees vest ratably over a four to five year period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. We have estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted during 2009 follows:

Expected price volatility	42.97%
Risk-free interest rate	2.29%
Weighted average expected life in years	5.7
Dividend yield	3.0%
Forfeiture rate	15.21%
Historical information was the primary basis for the selection of the expected volatility, expected dividend yield, forfeiture rate and the expected lives of the options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.
Stock option activity for the three years ended December 31, 2009, follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value
	Number	Exercise	Term	(in
	of shares	Price	(in years)	thousands)
Outstanding at December 31, 2006	925,403	$16.64	5.8
Lapsed	(30,000)	24.04
Exercised	(42,900)	12.41
Granted	187,985	11.79

Outstanding at December 31, 2007	1,040,448	$15.73	4.4
Lapsed	(374,500)	15.77
Granted	535,808	9.70

Outstanding at December 31, 2008	1,201,796	$13.02	8.9
Lapsed	(243,000)	9.61
Granted	681,828	8.64

Outstanding at December 31, 2009	1,640,624	$11.71	6.8	$1,148

Exercisable at December 31, 2009	834,874	$14.04	4.8	$158

At December 31, 2009, 812,364 shares were available for future grants and awards.

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. Stock Based Compensation (continued)
The average fair market value of options granted in 2009, 2008 and 2007, and cash proceeds, tax benefits and intrinsic value related to total stock options exercised during 2008 and 2007 are as follows (in thousands, except per share data):

	2009	2008	2007
Average fair market value of options granted (per share)	$2.74	$2.32	$3.25
Proceeds from stock options exercised			532
Tax benefits related to stock options exercised			92
Intrinsic value of stock options exercised			246

7. Employee Benefits Plans
Defined Contribution Plan
We maintain a defined contribution plan covering substantially all of our employees and make discretionary matching and profit sharing contributions. During the fourth quarter of 2009 we suspended employer contributions to the plan. The total plan cost, including employer contributions, was $753,000 in 2009, $940,000 in 2008, and $1.1 million in 2007.
Supplemental Retirement Plan
During 2007, we terminated our defined benefit pension plan, at which time our contributions to a 401(k) savings plan became the primary retirement benefit. Final distribution of assets and termination of our defined benefit pension plan occurred during 2007, resulting in a settlement charge to earnings of $6.6 million pre-tax, or $4.5 million after-taxes, and a final cash contribution of $1.6 million. Our supplemental retirement plan (a nonqualified plan) was not affected by the termination.
The financial status of the plans at December 31 follows (in thousands):

	2009	2008
	Supplemental	Supplemental
	Plan	Plan
Change in benefit obligation:
Beginning benefit obligation	$1,879	$1,921
Interest cost	110	116
Actuarial gain	113	3
Benefits paid	(177)	(161)

Ending benefit obligation	1,925	1,879

Change in plan assets:
Beginning fair value of plan assets
Employer contributions	177	161
Benefits paid	(177)	(161)

Ending fair value of plan assets

Funded status	$(1,925)	$(1,879)

Amount recognized in the consolidated balance sheet:
Current liabilities	$(154)	$(163)
Non current liabilities	(1,771)	(1,716)

Total	$(1,925)	$(1,879)

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. Employee Benefits Plans (continued)
Components of pension cost follow (in thousands):

	2009	2008	2007
Interest cost	$110	$116	$272
Expected return on plan assets			(188)
Net amortization and deferral	113	3	219

Net cost	223	119	303
Settlement expense			6,606

Total expense	$223	$119	$6,909

The assumptions used to determine the plans’ financial status and pension cost were:

	2009		2008		2007
Discount rate for funded status	5.50	%(a)	6.25	%(a)	6.20	%(a)
Discount rate for pension cost	6.25%		6.20%		5.75%/5.00	%(b)
Return on assets

(a)	Rate relates to the Supplemental Retirement Plan.

(b)	The 5.75% relates to the Supplemental Retirement Plan. The Stanley Retirement Plan used a discount rate of 5.00%, which is the rate that was used at distribution.
Estimated future benefit payments for the supplemental retirement plan are $154,000 in 2010, $145,000 in 2011, $148,000 in 2012, $148,000 in 2013, $149,000 in 2014, and a total of $715,000 from 2015 through 2019.
Postretirement Benefits Other Than Pensions
We provide health care benefits to eligible retired employees between the ages of 55 and 65 and provide life insurance benefits to eligible retired employees from age 55 until death. During the fourth quarter of 2009, we announced the termination of our postretirement benefits for current employees effective January 1, 2010. Benefits payable to retirees of record on December 31, 2009 will remain unchanged. In accordance with Employers’ Accounting for Postretirement Benefits Other Than Pensions, we accounted for this discontinuation as a negative plan amendment and as a result reduced the accumulated benefit obligation by $1.3 million which will be amortized into net benefit cost over the participants average remaining service period. The plan’s financial status at December 31, the measurement date, follows (in thousands):

	2009	2008
Change in benefit obligation:
Beginning benefit obligation	$2,908	$2,954
Service cost	61	73
Interest cost	177	172
Actuarial loss (gain)	179	(146)
Negative plan amendment	(1,254)
Plan participants’ contributions	232	199
Benefits paid	(339)	(344)

Ending benefit obligation	1,964	2,908

Change in plan assets:
Beginning fair value of plan assets
Employer contributions	107	144
Plan participants’ contributions	232	199
Benefits paid	(339)	(343)

Ending fair value of plan assets

Funded status	$(1,964)	$(2,908)

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. Employee Benefits Plans (continued)
Amount recognized in the consolidated balance sheet (in thousands):

Current liabilities	$324	$284
Non current liabilities	1,640	2,624

Total	$1,964	$2,908

Components of net periodic postretirement benefit cost were (in thousands):

	2009	2008	2007
Service cost	$61	$73	$79
Interest cost	177	172	172
Amortization of transition obligation	122	122	122
Amortization of net actuarial loss	23	33	39
Curtailment gain	(55)

Net periodic postretirement benefit cost	$328	$400	$412

The assumptions used to determine the plan’s financial status and postretirement benefit cost:

	2009	2008	2007
Discount rate for funded status	4.75%	6.25%	6.05%
Discount rate for postretirement benefit cost	6.25%	6.05%	5.75%
Health care cost assumed trend rate for next year	9.50%	6.00%	8.00%
Rate that the cost trend rate gradually declines to	5.50%	5.50%	5.50%
Year that the rate reaches the rate it is assumed to remain at	2018	2010	2010
An increase or decrease in the assumed health care cost trend rate of one percentage point in each future year would affect the accumulated postretirement benefit obligation at December 31, 2009 by approximately $24,000 and the annual postretirement benefit cost by approximately $17,000.
Estimated future benefit payments are $324,000 in 2010, $297,000 in 2011, $251,000 in 2012, $223,000 in 2013, $170,000 in 2014 and a total of $629,000 from 2015 through 2019.
The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost at December 31, 2009, are as follows (in thousands):

		Other
	Supplemental	Postretirement
	Plan	Benefits
Net loss	$321	$718
Prior service credit		(861)

Total	$321	$(143)

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. Employee Benefits Plans (continued)
The amounts in accumulated other comprehensive incomes that are expected to be recognized as components of net periodic benefit cost during 2010 are as follows (in thousands):

		Other
	Supplemental	Postretirement
	Plan	Benefits
Net loss	$11	$61
Prior service credit		(154)

Total	$11	$(93)

Deferred Compensation
We have a deferred compensation plan, funded with life insurance policies, which permitted certain management employees to defer portions of their compensation and earn a fixed rate of return. No deferrals have been made since 1991. The accrued liabilities relating to this plan of $1.5 million at December 31, 2009 and $1.6 million at December 31, 2008 are included in accrued salaries, wages and benefits and other long-term liabilities. The cash surrender value, net of policy loans ($15.3 million and $13.7 million at December 31, 2009 and 2008, respectively), is included in other assets. Policy loan interest of $1.8 million, $1.7 million, and $1.5 million was charged to interest expense in 2009, 2008 and 2007, respectively.
8. Restructuring and Related Charges
In 2009, we consolidated certain warehousing operations and ceased operating a free standing warehouse facility, eliminated certain positions through early retirement incentives and layoffs, and discontinued a significant number of slow moving items in our adult product line that led to a write-down of inventories. In 2008, we consolidated certain manufacturing operations, eliminated certain positions and offered a voluntary early retirement incentive. In 2007, we converted a manufacturing facility into a warehouse.
The following table summarizes restructuring and related expenses for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Accelerated depreciation and equipment relocation	$1,613	$4,319	$3,422
Severance and other termination cost	1,889	1,929	163
Inventory write-down	2,077
Other cost	528	1,051

Total restructuring and related charges	$6,107	$7,299	$3,585

Classification of the above expenses in the consolidated statement of income are as follows (in thousands):

Cost of sales	$5,231	$5,860	$3,585
Selling, general and administrative expenses	876	1,439

Total restructuring and related charges	$6,107	$7,299	$3,585

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. Restructuring and Related Charges (continued)
Restructuring accrual activity for the fiscal year ended December 31, 2009 follows (in thousands):

	Severance and other
	termination cost	Other cost	Total
Accrual January 1, 2009	$1,446		$1,446
Charges to expense	1,889	$259	2,148
Cash Payments	(2,265)	(259)	(2,524)

Accrual December 31, 2009	$1,070		$1,070

The restructuring accrual for severance and other employee termination cost is classified as “Other accrued expenses” and is expected to be paid in 2010.
9. Income for Continued Dumping and Subsidy Offset Act (CDSOA)
We recorded income of $9.3 million, $11.5 million, and $10.4 million in 2009, 2008 and 2007, respectively, from CDSOA payments and other related payments, net of legal expenses. These payments came from the case involving Wooden Bedroom Furniture imported from China. The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection for imports covered by antidumping duty orders entering the United States through September 30, 2007 to qualified domestic producers.
10. Commitments and Contingencies
We currently lease showroom and office space, and certain technology equipment. In 2008 and 2007 we also leased certain warehouse space. Rental expenses charged to operations were $1.2 million, $2.0 million and $2.7 million in 2009, 2008 and 2007, respectively. Future minimum lease payments are approximately as follows: 2010 — $683,000, 2011 — $578,000, 2012 — $493,000, 2013 — $435,000 and 2014 — $448,000.
In the normal course of business, we are involved in claims and lawsuits, none of which currently, in management’s opinion, will have a material adverse affect on our Consolidated Financial Statements.

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. Quarterly Results of Operations (Unaudited)

	(in thousands, except per share data)
2009 Quarters:	First		Second	Third		Fourth
Net Sales	$39,764		$42,326	$38,455		$39,906
Gross profit	4,742		3,575	(601)		(2,253)
Net income (loss)	(2,376	)(1)	(3,023)	(5,073	)(2)	(1,279	)(3)(4)
Net income (loss) per share:
Basic	$(.23	)(1)	$(.29)	$(.49	)(2)	(.12)	(3)(4)
Diluted	(.23	)(1)	(.29)	(.49	)(2)	(.12)	(3)(4)
Dividend paid per share

2008 Quarters:	First	Second	Third		Fourth
Net Sales	$62,534	$59,148	$54,483		$50,357
Gross profit	10,820	9,961	4,991		6,821
Net income (loss)	1,049	(68)	(3,489	)(5)	6,246	(4)(5)
Net income (loss) per share:
Basic	$.10	$(.01)	$(.33	)(5)	.60	(4)(5)
Diluted	.10	(.01)	(.33	)(5)	.60	(4)(5)
Dividend paid per share	.10	.10	.10		.10

(1)	Includes after-tax restructuring and other charges of $99 thousand, or $.01 per share, for the consolidation of manufacturing operations & other restructuring related charges.

(2)	Includes after-tax restructuring and other charges of $641 thousand, or $.06 per share, for the consolidation of two warehouses.

(3)
Includes after-tax restructuring and other related charges of $3.0 million, or $.29 per share, for the consolidation of two warehouses, and other downsizing initiatives implemented in the fourth quarter of 2009.

(4)	Continued Dumping and Subsidy Offset Act receipts totaled $5.7 million after-tax, or $.56 per share, and $9.1 million after-tax, or $.88 per share, for 2009 and 2008 respectively.

(5)	Includes after-tax restructuring charge of $2.8 million, or $.27 per share, for the consolidation of manufacturing operations and other restructuring related charges.

STANLEY FURNITURE COMPANY, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For each of the Three Years in the Period Ended December 31, 2009
(in thousands)

Column A	Column B	Column C		Column D		Column E
		Charged
	Balance at	(Credited)				Balance
	Beginning	to Costs &				at End of
Descriptions	of Period	Expenses		Deductions		Period
2009
Doubtful receivables	$1,000	$604		$444	(a)	$1,160
Discounts, returns, and allowances	644	(57	)(b)			587

	$1,644	$547		$444		$1,747

2008
Doubtful receivables	$825	$756		$581	(a)	$1,000
Discounts, returns, and allowances	657	(13	)(b)			644

	$1,482	$743		$581		$1,644

2007
Doubtful receivables	$715	$480		$370	(a)	$825
Discounts, returns, and allowances	839	(182	)(b)			657

	$1,554	$298		$370		$1,482

(a)	Uncollectible receivables written-off, net of recoveries.

(b)	Represents net decrease in the reserve.

S-1