Form 10-Q
period 2010-04-03
STANLEY FURNITURE CO INC.
filed 2010-05-12
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2010
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
(276) 627- 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 7, 2010, 10,344,679 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	April 3,	December 31,
	2010	2009
ASSETS
Current assets:
Cash	$33,646	$41,827
Accounts receivable, less allowances of $1,750 and $1,747	16,123	15,297
Inventories:
Finished goods	23,858	22,376
Work-in-process	5,839	8,184
Raw materials	5,793	6,665

Total inventories	35,490	37,225

Income tax receivable	7,743	6,882
Prepaid expenses and other current assets	4,688	4,898
Deferred income taxes	1,981	3,433

Total current assets	99,671	109,562

Property, plant and equipment, net	30,338	31,375
Goodwill		9,072
Other assets	132	453

Total assets	$130,141	$150,462

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$12,857	$1,429
Accounts payable	11,239	11,633
Accrued salaries, wages and benefits	5,493	6,597
Other accrued expenses	2,794	2,626

Total current liabilities	32,383	22,285

Long-term debt, exclusive of current maturities	15,000	26,428
Deferred income taxes	1,981	2,128
Other long-term liabilities	6,716	6,774

Total liabilities	56,080	57,615

STOCKHOLDERS’ EQUITY
Common stock, $.02 par value, 25,000,000 shares authorized and 10,344,679 and 10,332,179 shares issued and outstanding	207	207
Capital in excess of par value	2,197	1,897
Retained earnings	71,779	90,852
Accumulated other comprehensive loss	(122)	(109)

Total stockholders’ equity	74,061	92,847

Total liabilities and stockholders’ equity	$130,141	$150,462

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	April 3,	March 28,
	2010	2009

Net sales	$36,524	$39,764

Cost of sales	38,895	35,022

Gross profit (loss)	(2,371)	4,742

Selling, general and administrative expenses	6,138	7,817
Goodwill impairment charge	9,072

Operating loss	(17,581)	(3,075)

Other income, net	15	45
Interest income	2	36
Interest expense	1,058	950

Loss before income taxes	(18,622)	(3,944)

Income tax expense (benefit)	451	(1,568)

Net loss	$(19,073)	$(2,376)

Loss per share:

Basic	$(1.85)	$(.23)

Diluted	$(1.85)	$(.23)

Weighted average shares outstanding:

Basic	10,335	10,332

Diluted	10,335	10,332

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Three Months Ended
	April 3,	March 28,
	2010	2009
Cash flows from operating activities:
Cash received from customers	$35,594	$40,254
Cash paid to suppliers and employees	(43,748)	(41,596)
Interest received (paid), net	(1)	20
Income taxes received (paid), net	3	(2,414)

Net cash used by operating activities	(8,152)	(3,736)

Cash flows from investing activities:
Capital expenditures	(2)	(471)
Purchase of other assets	(146)
Proceeds from sale of assets		1,303

Net cash (used) provided by investing activities	(148)	832

Cash flows from financing activities:
Proceeds from exercise of stock options	119

Net cash provided by financing activities	119

Net decrease in cash	(8,181)	(2,904)
Cash at beginning of period	41,827	44,013

Cash at end of period	$33,646	$41,109

Reconciliation of net loss to net cash used by operating activities:
Net loss	$(19,073)	$(2,376)
Goodwill impairment charge	9,072
Depreciation and amortization	1,042	1,102
Deferred income taxes	1,307	(115)
Stock-based compensation	181	153

Changes in assets and liabilities:
Accounts receivable	(826)	590
Inventories	1,735	1,387
Income tax receivable	(861)
Prepaid expenses and other current assets	192	(2,131)
Accounts payable	(394)	(1,406)
Accrued salaries, wages and benefits	(1,124)	232
Other accrued expenses	175	(1,582)
Other assets	482	450
Other long-term liabilities	(60)	(40)

Net cash used by operating activities	$(8,152)	$(3,736)

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
2. Property, Plant and Equipment

	April 3,	December 31,
	2010	2009
Land and buildings	$33,900	$33,900
Machinery and equipment	63,403	63,403
Office furniture and equipment	1,284	1,284
Construction in process	672	670

Property, plant and equipment, at cost	99,259	99,257
Less accumulated depreciation	68,921	67,882

Property, plant and equipment, net	$30,338	$31,375

3. Debt

	April 3,	December 31,
	2010	2009
8.23% senior notes due through May 3, 2015	$25,000	$25,000
8.44% senior notes due through May 3, 2011	2,857	2,857

Total	27,857	27,857
Less current maturities	12,857	1,429

Long-term debt, exclusive of current maturities	$15,000	$26,428

On May 3, 2010 we made a scheduled principal payment of $1.4 million. We renegotiated the terms of our long term debt to include a no penalty pre-payment of $11.5 million on May 11, 2010. This leaves an outstanding balance of $15 million of debt as of May 12, 2010. Remaining debt service requirements are $3.8 million in 2011; $3.6 million in 2012, 2013 and 2014; and $458,000 in 2015. While the interest rate on the debt will remain the same for the term of the debt, the lender is now secured by most of the Company’s assets.
The debt agreement was amended to eliminate the earnings based financial covenants for the first and second quarters of 2010 and to relax the financial covenants through the first quarter of 2011. The amended agreement requires that our loss before interest, tax expense, depreciation and amortization not exceed $5 million for the third quarter of 2010; not exceed $10 million for the cumulative two quarter period ending with the fourth quarter of 2010; and not exceed $10 million for the cumulative three quarter period ending with the first quarter of 2011. We are also required to maintain unrestricted cash on hand of $5 million at all times through the first quarter of 2011. In addition, we must maintain asset coverage of at least $15 million based on the sum of 70% of accounts receivable and 35% of finished goods inventory.
We intend to negotiate revised financial covenants for the period starting with the second quarter of 2011 through the remaining term of the debt.

4. Income taxes
During the first quarter of 2010, we recorded a non-cash charge to establish a valuation allowance of $1.3 million against our gross deferred tax assets of $3.3 million. The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Our results over the most recent three-year period were heavily affected by our business restructuring activities. Our cumulative loss in the most recent three-year period, inclusive of the loss for the quarter ended April 3, 2010, in our view, represented sufficient negative evidence to require a valuation allowance under the provisions of ASC 740, Income Taxes. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Although realization is not assured, we have concluded that the remaining gross deferred tax asset in the amount of $2.0 million will be realized based on the reversal of deferred tax liabilities. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities. Should we determine that we will not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.
5. Goodwill
We conduct an annual impairment analysis of goodwill at December 31 of each year, unless events occur or circumstances change that would more likely than not reduce the fair value of the goodwill below its carrying value. The impairment test requires us to compare the fair value of our business reporting units to their carrying value, including goodwill. The fair value of our single reporting unit is determined based on a discounted cash flow analysis which employs present value techniques and considers market factors. Based on our first quarter operating loss and recently announced restructuring actions, we determined that impairment indicators existed in the first quarter of 2010. Upon completing our impairment analysis, a goodwill impairment charge of $9.1 million, the entire amount of goodwill associated with the business, was recognized.
6. Employee Benefits Plans
Components of other postretirement benefit cost:

	Three Months Ended
	April 3,	March 28,
	2010	2009
Service cost		$19
Interest cost	$47	71
Amortization of transition obligation		33
Amortization of prior service cost	(38)	(2)
Amortization of accumulated loss	18	5

Net periodic postretirement benefit cost	$27	$126

7. Stockholders’ Equity
Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data:

	Three Months Ended
	April 3,	March 28,
	2010	2009
Weighted average shares outstanding for basic calculation	10,335	10,332
Add: Effect of dilutive stock options

Weighted average shares outstanding, adjusted for diluted calculation	10,335	10,332

In the 2010 and 2009 first quarter periods, the dilutive effect of stock options is not recognized since we have a net operating loss. Approximately 1.6 million shares in 2010 and 1.2 million shares in 2009 are issuable upon the exercise of stock options, which were not included in the diluted per share calculation because they were anti-dilutive.

A reconciliation of the activity in Stockholders’ Equity accounts for the quarter ended April 3, 2010 is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Earnings	Loss
Balance, December 31, 2009	$207	$1,897	$90,852	$(109)
Net loss			(19,073)
Exercise of stock options		119
Stock-based compensation		181
Adjustment to net periodic benefit cost				(13)

Balance, April 3, 2010	$207	$2,197	$71,779	$(122)

The components of other comprehensive income are as follows:

	Three Months Ended
	April 3,	March 28,
	2010	2009
Net loss	$(19,073)	$(2,376)
Adjustment to net periodic benefit cost	(13)	22

Comprehensive loss	$(19,086)	$(2,354)

8. Restructuring and Related Charges
In 2009, we consolidated certain warehousing operations and ceased operating a free standing warehouse facility, eliminated certain positions through early retirement incentives and layoffs, and discontinued a significant number of slow moving items that led to a write-down of inventories.
Restructuring accrual activity for the three months ending April 3, 2010 was as follows:

	Severance and other
	termination costs	Other Cost		Total
Accrual at January 1, 2010	$1,070			$1,070
Charges to expense			$24	24
Cash payments	(532)		(24)	(556)

Accrual at April 3, 2010	$538	$		$538

Restructuring accrual activity for the three months ending March 28, 2009 was as follows:

	Severance and other
	termination costs	Other Cost		Total
Accrual at January 1, 2009	$1,446			$1,446
Charges to expense	83		$82	165
Cash payments	(263)		(82)	(345)

Accrual at March 28, 2009	$1,266	$		$1,266

The restructuring accrual for severance and other employee termination cost is classified as “Other accrued expenses”.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We announced a major restructuring plan that we believe will eventually return our company to profitability. This plan includes the following major components:
•
We will transition the majority of the manufacturing of the Stanley Furniture adult product line from our Stanleytown, VA facility to several strategic off-shore vendors with whom we have existing working relationships. A substantial portion of the Stanleytown facility will become a warehousing and distribution center. In addition, we will retain a domestic assembly and finish process in our Martinsville, VA facility to continue offering multiple finish options on certain items across various product lines. These actions will take place over the balance of 2010 and reflect our belief that current demand in our price segment results in a unit volume below that necessary to support a facility the size of our Stanleytown, VA facility.

•
Our Young America nursery and youth product line will continue to be exclusively manufactured in our Robbinsville, NC facility, except for certain component SKUs of nominal revenue that will be phased over to our offshore vendors as part of our cost reduction efforts.

Restructuring expenses of approximately $12 to $15 million are anticipated as the plan is implemented over the balance of 2010. The majority of this expense is expected to come from accelerating the depreciation of those fixed assets that will no longer be used once the plan is fully implemented to their expected fair value over the remainder of 2010. Staffing levels at the Virginia locations are expected to be reduced by approximately 530 positions as the restructuring plan is implemented with most of the reduction anticipated in the fourth quarter of 2010.
Our transition away from overseas sources for our Young America product line continues to challenge us. We believe we have dedicated the appropriate resources to improve our efficiencies in our Robbinsville, NC facility, and we are implementing a price increase for our Young America products.
During the first quarter of 2010, we performed a goodwill impairment evaluation as a result of our first quarter operating loss and recently announced restructuring actions and recorded a goodwill impairment charge of $9.1 million representing the entire amount of goodwill associated with the business. In addition, we recorded a non-cash charge to establish a valuation allowance of $1.3 million against our gross deferred tax assets. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.
Results of Operations
Net sales decreased $3.2 million, or 8.1%, for the three month period ended April 3, 2010, from the comparable 2009 period. The decrease was due primarily to lower unit volume, resulting from continued weakness in demand for our price segment of residential wood furniture, which we believe is consistent with current economic and industry trends.
Gross profit for the first three months of 2010 decreased to a loss of $2.4 million, or (6.5)% of net sales, from a profit of $4.7 million, or 11.9% of net sales, for the comparable three months of 2009. The decline in gross profit for the period ended April 3, 2010, resulted primarily from manufacturing inefficiencies and the increased cost of transitioning approximately one-third of our Young America product line revenues from overseas vendors into our domestic facilities, and lower sales and production levels. Partially offsetting these factors were lower expenses resulting from previous restructuring and on-going cost reduction efforts.
Selling, general and administrative expenses decreased to $6.1 million, or 16.8% of net sales, for the three month period of 2010 from $7.8 million, or 19.6% of net sales, for the comparable three month period of 2009. These expenses declined primarily due to lower selling expenses resulting from decreased sales and cost reduction initiatives implemented in late 2009.
Interest expense for the three month period of 2010 increased due to higher interest rates on outstanding debt.

Our effective tax rate for the first quarter of 2010 is (2.4%), which differs from the U.S. federal statutory tax rate of 35% primarily due to the establishment of a deferred tax valuation allowance and to a lesser extent the goodwill impairment charge, which is not deductable for tax purposes, both occurring in the first quarter of 2010.
Financial Condition, Liquidity and Capital Resources
Sources of liquidity include cash on hand and cash generated from operations. We expect cash on hand to be adequate for ongoing expenditures, debt payments and capital expenditures for 2010 in the event we do not generate cash from operations. Working capital, excluding cash and current maturities of long-term debt, decreased during the first three months of 2010 to $46.5 million from $46.9 million at December 31, 2009. The decrease was primarily due to lower inventories.
Cash used by operations was $8.2 million in the first three months of 2010 compared to cash used of $3.7 million in the 2009 period. The increase in cash used by operations was primarily due to lower receipts from customers due to lower sales and higher cash paid to suppliers and employees due to manufacturing inefficiencies and the incremental cost of transitioning approximately one-third of our Young America product line revenues from overseas into domestic facilities.
Net cash used by investing activities was $148,000 in the 2010 period compared to cash provided by investing of $832,000 in 2009. Sale of assets provided cash from investing activities during the first quarter of 2009.
Cash provided by financing activities in the 2010 period was from the exercise of stock options.
On May 3, 2010 we made a scheduled principal payment of $1.4 million. We renegotiated the terms of our long term debt to include a no penalty pre-payment of $11.5 million on May 11, 2010. This leaves an outstanding balance of $15 million of debt as of May 12, 2010. Remaining debt service requirements are $3.8 million in 2011; $3.6 million in 2012, 2013 and 2014; and $458,000 in 2015. While the interest rate on the debt will remain the same for the term of the debt, the lender is now secured by most of the Company’s assets.
The debt agreement was amended to eliminate the earnings based financial covenants for the first and second quarters of 2010 and to relax the financial covenants through the first quarter of 2011. The amended agreement requires that our loss before interest, tax expense, depreciation and amortization not exceed $5 million for the third quarter of 2010; not exceed $10 million for the cumulative two quarter period ending with the fourth quarter of 2010; and not exceed $10 million for the cumulative three quarter period ending with the first quarter of 2011. We are also required to maintain unrestricted cash on hand of $5 million at all times through the first quarter of 2011. In addition, we must maintain asset coverage of at least $15 million based on the sum of 70% of accounts receivable and 35% of finished goods inventory. We are in compliance with these covenants, as amended, as of April 3, 2010.
We intend to negotiate revised financial covenants for the period starting with the second quarter of 2011 through the remaining term of our long term debt. If we are not able to negotiate amendments or obtain waivers then we would seek other funding or use cash on hand to repay the lenders and pay yield maintenance amounts required in connection with pre-payment. Depending on the level of additional funds we receive during 2010 under the Continued Dumping and Subsidy Offset Act, we may also need to seek additional sources of funding during 2011.
Critical Accounting Policies
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2009 Annual Report on Form 10-K.

Forward-Looking Statements
Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include our success in transitioning certain Young America products to our domestic manufacturing facilities, our success in transitioning our adult product line to offshore vendors, costs relating to the transitioning of the Stanleytown facility to a warehouse and distribution center and transitioning the Martinsville facility for domestic assembly and finish processing, the cyclical nature of the furniture industry, business failures or loss of large customers, competition in the furniture industry including competition from lower-cost foreign manufacturers, disruptions in offshore sourcing including those arising from supply or distribution disruptions or those arising from changes in political, economic and social conditions, as well as laws and regulations, in countries from which we source products, international trade policies of the United States and countries from which we source products, manufacturing realignment, the inability to obtain sufficient quantities of quality raw materials in a timely manner, the inability to raise prices in response to inflation and increasing costs, failure to anticipate or respond to changes in consumer tastes and fashions in a timely manner, environmental, health, and safety compliance costs, and extended business interruption at manufacturing facilities. Any forward-looking statement speaks only as of the date of this press release, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

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
Our results of operations and financial condition can be adversely affected by numerous risks including those described in Item 1A of our 2009 Annual Report on 10-K. There have been no material changes from those risk factors except as set forth below.
Our restructuring plan announced in May 2010 may not be successful, and will increase our reliance on foreign sourcing.
As part of a major restructuring plan, we are transitioning the majority of the manufacturing of the Stanley Furniture adult product line from our Stanleytown, Virginia facility to several strategic off-shore vendors in an effort to return the Company to profitability. Our Stanleytown facility will become a warehouse and distribution center and our domestic assembly and finish processing capabilities will be relocated to our Martinsville facility. These restructuring efforts may not be successful, and we may not be able to realize the cost savings and other anticipated benefits. The transition could disrupt our operations and could affect our ability to meet product demand which may in turn negatively impact existing customer relationships and result in the loss of market share. Since our restructuring plan will increase our dependence on foreign off-shore vendors, it will exacerbate the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2009 regarding our reliance on foreign sourcing. Also, it is possible that the cost of our restructuring efforts will be higher than we anticipate. Additionally, we cannot guarantee that we will not have to undertake additional restructuring activities. Any of these occurrences may have a material and adverse impact on our liquidity, results of operations and our financial condition.

Item 5.	Other Information
Entry into a Material Definitive Agreement and Creation of a Direct Financial Obligation.
On May 11, 2010, the Company entered into a Second Amended and Restated Note Purchase and Private Shelf Agreement among the Company, The Prudential Insurance Company of America and other holders of Notes named therein (the “Amended Note Agreement”). Under the terms of the Amended Note Agreement, on May 11, 2010 the Company made a no penalty pre-payment of $11.5 million to the Note holders. The Amended Note Agreement requires that the Company maintain unrestricted cash on hand of $5 million at all times through the first quarter of 2011. In addition, the Company must maintain asset coverage of at least $15 million based on the sum of 70% of accounts receivable and 35% of finished goods inventory. The Amended Note Agreement temporarily eliminates certain earnings-based financial covenants through the first quarter of 2011 and revises other covenants. Pursuant to the Amended Note Agreement, the current interest rates on the Company’s outstanding Series AA Senior Notes due 2017 and the Senior Notes due 2011 of 8.23% and 8.44% will be maintained for the remaining term of the Notes.
The Company, its wholly-owned subsidiaries and the Note holders also entered into a Security Agreement dated May 11, 2010. Under the terms of the Security Agreement, the Notes are now secured by substantially all the Company’s assets. Additionally, the Company’s subsidiaries are guaranteeing all obligations of the Company under the Amended Note Agreement.
The foregoing summary is qualified in its entirety by reference to the Amended Note Agreement, which is filed as exhibit 4.1 to this Form 10-Q, and the Security Agreement, which is filed as exhibit 4.2 to this Form 10-Q.
Costs Associated with Exit or Disposal Activities.
On May 12, 2010 the Company issued a press release announcing a restructuring plan intended to return the Company to profitability. The plan includes the following primary initiatives:
•
The Company will transition the majority of the manufacturing of the Stanley Furniture adult product line from its Stanleytown, Virginia facility to several strategic off-shore vendors with whom the Company has existing working relationships. A substantial portion of the Stanleytown facility will become a warehousing and distribution center. In addition, the Company will relocate its domestic assembly and finish process capabilities to the Martinsville, Virginia facility in order to continue offering multiple finish options on certain items across various product lines. The Martinsville facility is currently used for warehousing purposes. These actions will take place over the balance of 2010 and reflect the Company’s belief that current demand in our price segment results in a unit volume below that necessary to support a facility the size of its Stanleytown, Virginia facility.

•
The Company’s Young America nursery and youth product line will continue to be exclusively manufactured in our Robbinsville, North Carolina facility, except for certain component SKUs of nominal revenue that will be phased over to the Company’s offshore vendors as part of its cost reduction efforts.

The Company expects the transition to affect approximately 530 Company employees, with most of the headcount reduction anticipated to occur in the fourth quarter of 2010.
In connection with the restructuring plan the Company expects to record accelerated depreciation of $8 million to $10 million. Future cash costs of $4 million to $5 million includes approximately $1.0 million for retention bonuses and $3 million to $4 million in facility conversion expense and other related expenses. The Company expects it will be substantially completed with the restructuring by the end of the fourth quarter of 2010.
The Board approved this restructuring plan on May 12, 2010.
Departure of Directors or Certain Officers; Appointment of Certain Officers
On May 12, 2010, the Company announced that Albert L Prillaman intends to retire as Chairman, effective December 31, 2010. Mr. Prillaman will remain a director after his retirement as Chairman. At Mr. Prillaman’s request, his compensation was reduced effective May 15, 2010 to $15,000 on an annualized basis, which is consistent with the cash amount to be received by non-employee directors for the remainder of 2010.

Item 6.	Exhibits

3.1
Restated Certificate of Incorporation of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended July 2, 2005).

3.2	By-laws of the Registrant as amended (incorporated by reference to Exhibit 3 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed December 7, 2007).

4.1
Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of May 11, 2010, among the Registrant, The Prudential Insurance Company of America, the other purchasers named therein and the affiliated of Prudential who became purchasers as defined therein. (1)

4.2
Security Agreement dated as of May 11, 2010, by the Registrant, certain subsidiaries of the Registrant, and Additional Grantors as defined therein, in favor of The Bank of New York Mellon Trust Company, N.A., as collateral agent for the benefit of The Prudential Insurance Company of America and each holder of Notes. (1)

31.1	Certification by Glenn Prillaman, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification by Douglas I. Payne, our Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Glenn Prillaman, our Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Douglas I. Payne, our Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2010	STANLEY FURNITURE COMPANY, INC.
	By:	/s/ Douglas I. Payne
Douglas I. Payne
Executive V.P. — Finance & Administration and Secretary (Principal Financial and Accounting Officer)