Form 10-Q
period 2010-07-03
STANLEY FURNITURE CO INC.
filed 2010-08-11
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 6, 2010, 10,344,679 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	July 3,	December 31,
	2010	2009
ASSETS
Current assets:
Cash	$18,866	$41,827
Accounts receivable, less allowances of $1,836 and $1,747	17,135	15,297
Inventories:
Finished goods	23,362	22,376
Work-in-process	5,527	8,184
Raw materials	5,879	6,665

Total inventories	34,768	37,225

Prepaid expenses and other current assets	3,900	4,898
Income tax receivable	2,106	6,882
Deferred income taxes	826	3,433

Total current assets	77,601	109,562

Property, plant and equipment, net	27,703	31,375
Goodwill		9,072
Other assets	1,581	453

Total assets	$106,885	$150,462

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$3,828	$1,429
Accounts payable	11,789	11,633
Accrued salaries, wages and benefits	6,845	6,597
Other accrued expenses	2,925	2,626

Total current liabilities	25,387	22,285

Long-term debt, exclusive of current maturities	11,172	26,428
Deferred income taxes	826	2,128
Other long-term liabilities	6,677	6,774

Total liabilities	44,062	57,615

STOCKHOLDERS’ EQUITY
Common stock, $.02 par value, 25,000,000 shares authorized and 10,344,679 and 10,332,179 shares issued and outstanding	207	207
Capital in excess of par value	2,431	1,897
Retained earnings	60,320	90,852
Accumulated other comprehensive loss	(135)	(109)

Total stockholders’ equity	62,823	92,847

Total liabilities and stockholders’ equity	$106,885	$150,462

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months		Six Months
	Ended		Ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009

Net sales	$37,902	$42,326	$74,426	$82,090

Cost of sales	43,014	38,751	81,909	73,773

Gross profit (loss)	(5,112)	3,575	(7,483)	8,317

Selling, general and administrative expenses	6,278	7,653	12,416	15,470
Goodwill impairment charge			9,072

Operating loss	(11,390)	(4,078)	(28,971)	(7,153)

Other income, net	22	43	37	88
Interest income	1	6	3	41
Interest expense	915	907	1,973	1,856

Loss before income taxes	(12,282)	(4,936)	(30,904)	(8,880)

Income tax benefit	(823)	(1,913)	(372)	(3,481)

Net loss	$(11,459)	$(3,023)	$(30,532)	$(5,399)

Loss per share:

Basic	$(1.11)	$(0.29)	$(2.95)	$(0.52)

Diluted	$(1.11)	$(0.29)	$(2.95)	$(0.52)

Weighted average shares outstanding:

Basic	10,345	10,332	10,339	10,332

Diluted	10,345	10,332	10,339	10,332

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)
(unaudited)

	Six Months Ended
	July 3,	June 27,
	2010	2009
Cash flows from operating activities:
Cash received from customers	$72,387	$83,912
Cash paid to suppliers and employees	(88,454)	(82,979)
Interest paid	(3,031)	(2,729)
Income taxes received (paid)	6,463	(2,463)

Net cash used by operating activities	(12,635)	(4,259)

Cash flows from investing activities:
Capital expenditures	(452)	(637)
Purchase of other assets	(28)	(23)
Proceeds from sale of assets	1,047	1,303

Net cash provided by investing activities	567	643

Cash flows from financing activities:
Repayment of senior notes	(12,857)	(1,429)
Proceeds from insurance policy loans	1,845	1,651
Proceeds from exercise of stock options	119
Other		96

Net cash (used) provided by financing activities	(10,893)	318

Net decrease in cash	(22,961)	(3,298)
Cash at beginning of period	41,827	44,013

Cash at end of period	$18,866	$40,715

Reconciliation of net loss to net cash used by operating activities:

Net loss	$(30,532)	$(5,399)
Goodwill impairment charge	9,072
Depreciation and amortization	4,129	2,194
Deferred income taxes	1,307	(295)
Stock-based compensation	415	493

Changes in assets and liabilities:
Accounts receivable	(1,838)	2,023
Inventories	2,457	6,153
Income tax receivable	4,776
Prepaid expenses and other current assets	(2,046)	(5,560)
Accounts payable	156	(1,650)
Accrued salaries, wages and benefits	215	1,676
Other accrued expenses	306	(2,932)
Other assets	(953)	(887)
Other long-term liabilities	(99)	(75)

Net cash used by operating activities	$(12,635)	$(4,259)

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
1. Preparation of Interim Unaudited Consolidated Financial Statements
The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, these statements include all adjustments necessary for a fair statement of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures required under generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, we believe that the disclosures made are adequate for a fair statement of results of operations and financial position. Operating results for the interim periods reported herein may not be indicative of the results expected for the year. We suggest that these consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in our 2009 Annual Report on Form 10-K.
2. Property, Plant and Equipment

	July 3,	December 31,
	2010	2009
Land and buildings	$33,900	$33,900
Machinery and equipment	63,403	63,403
Office furniture and equipment	1,284	1,284
Construction in process	1,123	670

Property, plant and equipment, at cost	99,710	99,257
Less accumulated depreciation	72,007	67,882

Property, plant and equipment, net	$27,703	$31,375

3. Debt

	July 3,	December 31,
	2010	2009
8.23% senior notes due through May 3, 2015	$15,000	$25,000
8.44% senior notes due through May 3, 2011		2,857

Total	15,000	27,857
Less current maturities	3,828	1,429

Long-term debt, exclusive of current maturities	$11,172	$26,428

On May 3, 2010, we made a scheduled principal payment of $1.4 million and on May 11, 2010 we renegotiated the terms of our long term debt to include a no penalty pre-payment of $11.5 million. Remaining debt service requirements are $3.8 million in 2011; $3.6 million in 2012, 2013 and 2014; and $458,000 in 2015. The interest rate on the debt remained the same for the term of the debt, and the lender became secured by most of the Company’s assets.
The debt agreement has been amended to eliminate the earnings based financial covenants for the first and second quarters of 2010 and to relax the financial covenants through the second quarter of 2011. The amended agreement requires that our loss before interest, tax expense, depreciation and amortization not exceed $5 million for the third quarter of 2010; not exceed $10 million for the cumulative two quarter period ending with the fourth quarter of 2010; not exceed $10 million for the cumulative three quarter period ending with the first quarter of 2011; and not exceed $10 million for the cumulative four quarter period ending with the second quarter of 2011. We are also required to maintain unrestricted cash on hand of $5 million at all times through the second quarter of 2011. In addition, we must maintain asset coverage of at least $15 million based on the sum of 70% of accounts receivable and 35% of finished goods inventory.
We intend to negotiate revised financial covenants for the period starting with the third quarter of 2011 through the remaining term of the debt.

4. Income taxes
During the first half of 2010, we recorded a non-cash charge to establish a valuation allowance of $1.3 million against our December 31, 2009 gross deferred tax assets of $2.1 million. The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Our results over the most recent three-year period were heavily affected by our business restructuring activities. Our cumulative loss in the most recent three-year period, inclusive of the loss for the first half of 2010, in our view, represented sufficient negative evidence to require a valuation allowance under the provisions of ASC 740, Income Taxes. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Although realization is not assured, we have concluded that the remaining gross deferred tax asset in the amount of $826,000 will be realized based on the reversal of existing deferred tax liabilities. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities. Should we determine that we will not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made. The 2010 losses in excess of the amounts which can be carried back are resulting in a loss carry-forward for which a valuation allowance has been recorded.
5. Goodwill
We conduct an annual impairment analysis of goodwill at December 31 of each year, unless events occur or circumstances change that reduce the fair value of the goodwill below its carrying value at which time, we perform an impairment test. The impairment test requires us to compare the fair value of our business reporting units to their carrying value, including goodwill. The fair value of our single reporting unit is determined based on a discounted cash flow analysis which employs present value techniques and considers market factors. Based on our first quarter operating loss and recently announced restructuring actions, we determined that impairment indicators existed in the first quarter of 2010. Upon completing our impairment analysis, a goodwill impairment charge of $9.1 million, the entire amount of goodwill associated with the business, was recognized in the first quarter of 2010.
6. Employee Benefit Plans
Components of other postretirement benefit cost:

	Three Months		Six Months
	Ended		Ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
Service cost		$20		$39
Interest cost	$47	71	$94	142
Amortization of transition obligation		32		65
Amortization of prior service cost	(38)	(2)	(76)	(4)
Amortization of accumulated loss	18	4	36	9

Net periodic postretirement benefit cost	$27	$125	$54	$251

7. Stockholders’ Equity
Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data:

	Three Months		Six Months
	Ended		Ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
Weighted average shares outstanding for basic calculation	10,345	10,332	10,339	10,332
Add: Effect of dilutive stock options

Weighted average shares outstanding Adjusted for diluted calculation	10,345	10,332	10,339	10,332

In the 2010 and 2009 second quarter and first half periods, the dilutive effect of outstanding stock options is not recognized since we have a net operating loss for all periods. Approximately 1.6 million shares in 2010 and 1.5 million shares in 2009 are issuable upon the exercise of stock options, which were not included in the diluted per share calculation because they were anti-dilutive.
A reconciliation of the activity in Stockholders’ Equity accounts for the first half of 2010 ended July 3, 2010 is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Earnings	Loss
Balance, December 31, 2009	$207	$1,897	$90,852	$(109)
Net loss			(30,532)
Exercise of stock options		119
Stock-based compensation		415
Adjustment to net periodic benefit cost				(26)

Balance, July 3, 2010	$207	$2,431	$60,320	$(135)

The components of other comprehensive loss are as follows:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
Net loss	$(11,459)	$(3,023)	$(30,532)	$(5,399)
Adjustment to net periodic benefit cost	(13)	22	(26)	44

Comprehensive loss	$(11,472)	$(3,001)	$(30,558)	$(5,355)

8. Restructuring and Related Charges
We periodically enter into restructuring activities to reduce costs and improve the results of our business. In 2008, we took steps to improve our cost structure by consolidating our North Carolina manufacturing operations from two facilities to one and offering a voluntary early retirement incentive for qualified salaried associates.
In 2009, we consolidated certain warehousing operations and ceased operating a free standing warehouse facility, eliminated certain positions through early retirement incentives and layoffs, and discontinued a significant number of slow moving items that led to a write-down of inventories.
In the second quarter of 2010 we announced a major restructuring plan that will result in the conversion of a portion of our Stanleytown manufacturing facility to a warehousing and distribution center and the closing of our Martinsville facility. During the second quarter we recorded accelerated depreciation of $2.1 million and other restructuring and related charges of $1.2 million.
Restructuring accrual activity for the six months ended July 3, 2010 was as follows:

	Severance and other
	termination costs	Other Cost	Total
Accrual at January 1, 2010	$1,070		$1,070
Charges to expense	336	$378	714
Cash payments	(677)	(43)	(720)

Accrual at July 3, 2010	$729	$335	$1,064

Restructuring accrual activity for the six months ended June 27, 2009 was as follows:

	Severance and other
	termination costs	Other Cost		Total
Accrual at January 1, 2009	$1,446			$1,446
Charges to expense	79		$82	161
Cash payments	(1,386)		(82)	(1,468)

Accrual at June 27, 2009	$139	$		$139

The restructuring accrual for severance and other employee termination cost as well as other costs is classified as “Other accrued expenses”.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
In May 2010, we announced a major restructuring plan that we believe will eventually return our company to profitability. This plan includes the following major components:
•
We will transition the majority of the manufacturing of the Stanley Furniture adult product line from our Stanleytown, VA facility to several strategic off-shore vendors with whom we have existing working relationships. A substantial portion of the Stanleytown facility will become a warehousing and distribution center. In addition, we will retain a domestic assembly and finish process in our Stanleytown rather than at our Martinsville facility as announced in May 2010 to continue offering multiple finish options on certain items across various product lines. These actions will take place over the balance of 2010 and reflect our belief that current demand in our price segment results in a unit volume below that necessary to support a facility the size of our Stanleytown, VA facility.

•	Our Young America nursery and youth product line will continue to be exclusively manufactured in our Robbinsville, NC facility, except for certain component SKUs of nominal revenue.
Restructuring expenses of approximately $12 to $15 million are anticipated as the plan is implemented over the balance of 2010. The majority of this expense is expected to come from accelerating the depreciation of those fixed assets that will no longer be used once the plan is fully implemented to their expected fair value over the remainder of 2010. Staffing levels at the Virginia locations are expected to be reduced by approximately 530 positions as the restructuring plan is implemented with most of the reduction anticipated in the fourth quarter of 2010. During the second quarter of 2010 we recorded $2.1 million in accelerated depreciation and $1.2 million of charges related to the restructuring plan.
Our transition away from overseas sources for our Young America product line continues to challenge us. We believe we have dedicated the appropriate resources to improve our efficiencies in our Robbinsville, NC facility, and we have implemented a price increase for our Young America products.
During the first quarter of 2010, we performed a goodwill impairment evaluation as a result of our first quarter operating loss and restructuring actions announced in May 2010 and recorded a goodwill impairment charge of $9.1 million representing the entire amount of goodwill associated with the business. In addition, we recorded a non-cash charge to establish a valuation allowance of $1.3 million against our December 31, 2009 gross deferred tax asset. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.
Results of Operations
Net sales decreased $4.4 million, or 10.5%, for the three month period ended July 3, 2010, from the comparable 2009 period. For the six month period ended July 3, 2010, net sales decreased $7.7 million, or 9.3% from the comparable 2009 six month period. The decrease was due primarily to lower unit volume, resulting from continued weakness in demand for our price segment of residential wood furniture, which we believe is consistent with current economic and industry trends.

Gross profit for the three month period ended July 3, 2010 decreased to a loss of $5.1 million, or (13.5%) of net sales, from a profit of $3.6 million, or 8.4% of net sales, for the comparable period of 2009. Gross profit for the first half of 2010 decreased to a loss of $7.5 million, or (10.1%) of net sales, from a profit of $8.3 million, or 10.1% of net sales, for the comparable period of 2009. Included in the three and six month periods of 2010 is $2.1 million in accelerated depreciation and $1.2 million of charges related to the restructuring plan announced in May 2010. The remaining decline in gross profit for the three and six month periods ended July 3, 2010, resulted primarily from manufacturing inefficiencies and the increased cost of transitioning approximately one-third of our Young America product line revenues from overseas vendors into our domestic facilities, and lower sales and production levels. Partially offsetting these factors were lower expenses resulting from previous restructuring and on-going cost reduction efforts.
Selling, general and administrative expenses decreased to $6.3 million, or 16.6% of net sales, for the three month period ended July 3, 2010, from $7.7 million, or 18.0% of net sales, for the comparable three month period of 2009. For the first half of 2010, selling, general and administrative expense decreased to $12.4 million, or 16.7% of net sales, from $15.5 million, or 18.8% of new sales, for the comparable first half of 2009. These expenses declined primarily due to lower selling expenses resulting from decreased sales and cost reduction initiatives implemented in late 2009.
Interest expense for the three and six month periods of 2010 increased over the comparable prior year periods due to higher interest rates on outstanding debt. These higher rates were partially offset by lower average debt levels during the second quarter of 2010.
Our effective tax rate for the second quarter and first half of 2010 is (6.7%) and (1.2%) respectively, which differs from the U.S. federal statutory tax rate of 35% primarily due to the establishment of a deferred tax valuation allowance and to a lesser extent the first quarter 2010 goodwill impairment charge.
Financial Condition, Liquidity and Capital Resources
Sources of liquidity include cash on hand and cash generated from operations. We expect cash on hand to be adequate for ongoing expenditures, debt payments and capital expenditures for 2010 in the event we do not generate cash from operations. Working capital, excluding cash and current maturities of long-term debt, decreased during the first six months of 2010 to $37.2 million from $46.9 million at December 31, 2009. The decrease was primarily due to lower inventories and receipt of $6.6 million in tax refunds from the carryback of our 2009 loss.
Cash used by operations was $12.6 million in the first half of 2010 compared to cash used of $4.3 million in the 2009 period. The increase in cash used by operations was primarily due to lower receipts from customers due to lower sales and higher cash paid to suppliers and employees due to manufacturing inefficiencies and the incremental cost of transitioning approximately one-third of our Young America product line revenues from overseas into domestic facilities. Partially offsetting this increase was the receipt of our 2009 tax refund.
Net cash provided by investing activities was $567,000 in the 2010 period compared to $643,000 in 2009.
Cash used by financing activities in the 2010 period was $10.9 million compared to cash provided of $318,000 in 2009 period. Cash was used in 2010 to pay down senior notes.
During the second quarter of 2010 we made a scheduled principal payment of $1.4 million. We renegotiated the terms of our long term debt to include a no penalty pre-payment of $11.5 million on May 11, 2010. This leaves an outstanding balance of $15.0 million of debt as of July 3, 2010. Remaining debt service requirements are $3.8 million in 2011; $3.6 million in 2012, 2013 and 2014; and $458,000 in 2015. While the interest rate on the debt will remain the same for the term of the debt, the lender is now secured by most of the Company’s assets.
The debt agreement has been amended to eliminate the earnings based financial covenants for the first and second quarters of 2010 and to relax the financial covenants through the second quarter of 2011. The amended agreement requires that our loss before interest, tax expense, depreciation and amortization not exceed $5 million for the third quarter of 2010; not exceed $10 million for the cumulative two quarter period ending with the fourth quarter of 2010; not exceed $10 million for the cumulative three quarter period ending with the first quarter of 2011; and not exceed $10 million for the cumulative four quarter period ending with the second quarter of 2011. We are also required to maintain unrestricted cash on hand of $5 million at all times through the second quarter of 2011. In addition, we must maintain asset coverage of at least $15 million based on the sum of 70% of accounts receivable and 35% of finished goods inventory. We are in compliance with these covenants, as amended, as of July 3, 2010.

We intend to negotiate revised financial covenants for the period starting with the third quarter of 2011 through the remaining term of our long term debt. If we are not able to negotiate amendments or obtain waivers then we would seek other funding or use cash on hand to repay the lenders and pay yield maintenance amounts required in connection with pre-payment. We may also need additional sources of funding during 2011 depending upon general economic conditions, the execution of our restructuring plan and the level of additional funds we receive during 2010 under the Continued Dumping and Subsidy Offset Act.
Continued Dumping and Subsidy Offset Act (CDSOA)
We recorded income of $9.3 million, $11.5 million and $10.4 million in 2009, 2008 and 2007, respectively, from CDSOA payments and other related payments, net of legal expenses. These payments came from the case involving Wooden Bedroom Furniture imported from China. The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection (CBP) for imports covered by antidumping duty orders entering the United States through September 30, 2007 to qualified domestic producers. Antidumping duties for merchandise entering the U.S. after September 30, 2007 remain with the U.S. Treasury.
Approximately $137 million of CDSOA funds that otherwise would have been available for distribution to qualifying domestic producers of wooden bedroom furniture were set aside by the government over the past four years in connection with two court cases involving challenges to the CDSOA on constitutional grounds, from which appellate proceedings are continuing. In 2009, the U.S. Court of Appeals for the Federal Circuit determined in one of those cases that the CDSOA does not violate the Constitution’s free speech and equal protection guarantees. In May 2010, the U.S. Supreme Court denied a petition for certiorari concerning that case. Numerous other CDSOA-related cases before the U.S. Court of International Trade and the Federal Circuit have been stayed in light of this litigation. The resolution of these cases will have a significant impact on the amount of CDSOA funds that may be distributed to qualifying domestic producers of wooden bedroom furniture. Based on our allocation of the CDSOA funds distributed in each of the past four years, however, we expect to receive approximately $36 million of the funds set aside by the government.
According to U.S. Customs and Border Protection, as of October 1, 2009, approximately $32 million in duties had been secured by cash deposits and bonds on unliquidated entries of wooden bedroom furniture that are subject to the CDSOA, and this amount is potentially available for distribution under the CDSOA to eligible domestic manufacturers in connection with the case involving wooden bedroom furniture imported from China. The amount ultimately distributed will be impacted by the annual administrative review process, which can retroactively increase or decrease the actual duties owed on entries secured by cash deposits and bonds, and by appeals concerning the results of the annual administrative reviews. Assuming our percentage allocation in future years is the same as it was for the 2009 distribution (approximately 27% of the funds distributed) and the $32 million collected by the government as of October 1, 2009 does not change as a result of the annual administrative review process or otherwise, we could receive approximately $3.5 million to $8.5 million in CDSOA funds in addition to the funds held back and set aside pending the final resolution of the court cases discussed above.
CBP also recently disclosed that as of April 30, 2010, $14.5 million in collected duties preliminarily was available for disbursement in 2010 to eligible domestic manufacturers of wooden bedroom furniture. CBP noted that the final amounts available for distribution in 2010 may be higher or lower than the preliminary amounts due to liquidations, reliquidations, protests, or other events affecting entries. Presumably, this amount, at least in part, came from the security held by CBP as of October 1, 2009, but CBP has not updated the amount of duties that remain secured by cash deposits and bonds on unliquidated entries of wooden bedroom furniture. CBP also has not announced what percentage of 2010 distributions might be set aside by the government as a result of litigation concerning the CDSOA. Assuming our percentage allocation in 2010 is the same as it was for the 2009 distribution and the 2010 preliminary CDSOA amount does not change, we expect to receive approximately $1.5 million in the fourth quarter of 2010.
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
Forward-Looking Statements
Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include our success in transitioning certain Young America products to our domestic manufacturing facilities, our success in transitioning our adult product line to offshore vendors, costs relating to the transitioning of the Stanleytown facility to a warehouse and distribution center, the cyclical nature of the furniture industry, business failures or loss of large customers, competition in the furniture industry including competition from lower-cost foreign manufacturers, disruptions in offshore sourcing including those arising from supply or distribution disruptions or those arising from changes in political, economic and social conditions, as well as laws and regulations, in countries from which we source products, international trade policies of the United States and countries from which we source products, manufacturing realignment, the inability to obtain sufficient quantities of quality raw materials in a timely manner, the inability to raise prices in response to inflation and increasing costs, failure to anticipate or respond to changes in consumer tastes and fashions in a timely manner, environmental, health, and safety compliance costs, and extended business interruption at manufacturing facilities. In addition, we have made certain forward looking statements with respect to payments we expect to receive under the Continued Dumping and Subsidy Offset Act, which are subject to the risks and uncertainties described in our discussion of those payments that may cause the actual payments to differ materially from those in the forward looking statements. Any forward-looking statement speaks only as of the date of this filing, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.
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
As part of a major restructuring plan, we are transitioning the majority of the manufacturing of the Stanley Furniture adult product line from our Stanleytown, Virginia facility to several strategic off-shore vendors in an effort to return the Company to profitability. Our Stanleytown facility will become a warehouse and distribution center and will also provide certain domestic assembly and finish processing capabilities. These restructuring efforts may not be successful, and we may not be able to realize the cost savings and other anticipated benefits. The transition could disrupt our operations and could affect our ability to meet product demand which may in turn negatively impact existing customer relationships and result in the loss of market share. Since our restructuring plan will increase our dependence on foreign off-shore vendors, it will exacerbate the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2009 regarding our reliance on foreign sourcing. Also, it is possible that the cost of our restructuring efforts will be higher than we anticipate. Additionally, we cannot guarantee that we will not have to undertake additional restructuring activities. Any of these occurrences may have a material and adverse impact on our liquidity, results of operations and our financial condition.
Item 6. Exhibits

3.1
Restated Certificate of Incorporation of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended July 2, 2005).

3.2	By-laws of the Registrant as amended (incorporated by reference to Exhibit 3 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed December 7, 2007).

4.1
Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of May 11, 2010, among the Registrant, The Prudential Insurance Company of America, the other purchasers named therein and the affiliated of Prudential who became purchasers as defined therein. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended April 3, 2010).

4.2
Security Agreement dated as of May 11, 2010, by the Registrant, certain subsidiaries of the Registrant, and Additional Grantors as defined therein, in favor of The Bank of New York Mellon Trust Company, N.A., as collateral agent for the benefit of The Prudential Insurance Company of America and each holder of Notes. (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended April 3, 2010).

4.3
First Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of August 2, 2010, among the Registrant, The Prudential Insurance Company of America and other holders of Notes names therein, (incorporated by reference to Exhibit 4.01 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed August 6, 2010).

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

Date: August 11, 2010	STANLEY FURNITURE COMPANY, INC.
	By:	/s/ Douglas I. Payne
Douglas I. Payne
Executive V.P. – Finance & Administration and Secretary (Principal Financial and Accounting Officer)