Form 10-Q
period 2010-10-02
STANLEY FURNITURE CO INC.
filed 2010-11-04
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010
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
As of November 6, 2010, 10,344,679 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	October 2,	December 31,
	2010	2009
ASSETS
Current assets:
Cash	$16,889	$41,827
Accounts receivable, less allowances of $1,794 and $1,747	16,076	15,297
Inventories:
Finished goods	22,812	22,376
Work-in-process	4,571	8,184
Raw materials	3,290	6,665

Total inventories	30,673	37,225

Prepaid expenses and other current assets	3,895	4,898
Income tax receivable	4,951	6,882
Deferred income taxes	3,763	3,433

Total current assets	76,247	109,562

Property, plant and equipment, net	25,641	31,375
Goodwill		9,072
Other assets	1,027	453

Total assets	$102,915	$150,462

LIABILITIES
Current liabilities:
Current maturities of long-term debt	$15,000	$1,429
Accounts payable	9,387	11,633
Accrued salaries, wages and benefits	6,269	6,597
Other accrued expenses	3,439	2,626

Total current liabilities	34,095	22,285

Long-term debt, exclusive of current maturities		26,428
Deferred income taxes	3,868	2,128
Other long-term liabilities	6,942	6,774

Total liabilities	44,905	57,615

STOCKHOLDERS’ EQUITY
Common stock, $.02 par value, 25,000,000 shares authorized, 10,344,679 and 10,332,179 shares issued and outstanding, respectively	207	207
Capital in excess of par value	2,565	1,897
Retained earnings	55,386	90,852
Accumulated other comprehensive loss	(148)	(109)

Total stockholders’ equity	58,010	92,847

Total liabilities and stockholders’ equity	$102,915	$150,462

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months		Nine Months
	Ended		Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009

Net sales	$34,897	$38,455	$109,323	$120,545

Cost of sales	35,586	39,056	117,494	112,829

Gross profit (loss)	(689)	(601)	(8,171)	7,716

Selling, general and administrative expenses	5,756	6,875	18,172	22,345
Goodwill impairment charge			9,072

Operating loss	(6,445)	(7,476)	(35,415)	(14,629)

Other income (expense), net	(17)	45	19	133
Interest income		3	3	44
Interest expense	857	953	2,830	2,809

Loss before income taxes	(7,319)	(8,381)	(38,223)	(17,261)

Income tax benefit	(2,385)	(3,308)	(2,757)	(6,789)

Net loss	$(4,934)	$(5,073)	$(35,466)	$(10,472)

Loss per share:

Basic	$(.48)	$(0.49)	$(3.43)	$(1.01)

Diluted	$(.48)	$(0.49)	$(3.43)	$(1.01)

Weighted average shares outstanding:

Basic	10,345	10,332	10,341	10,332

Diluted	10,345	10,332	10,341	10,332

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)
(unaudited)

	Nine Months Ended
	October 2,	September 26,
	2010	2009
Cash flows from operating activities:
Cash received from customers	$108,151	$124,071
Cash paid to suppliers and employees	(125,495)	(120,262)
Interest paid	(3,046)	(2,725)
Income taxes received (paid)	6,429	(2,531)

Net cash used by operating activities	(13,961)	(1,447)

Cash flows from investing activities:
Capital expenditures	(1,203)	(1,702)
Purchase of other assets	(28)	(55)
Proceeds from sale of assets	1,147	1,303

Net cash used by investing activities	(84)	(454)

Cash flows from financing activities:
Repayment of senior notes	(12,857)	(1,429)
Proceeds from insurance policy loans	1,845	1,651
Proceeds from exercise of stock options	119
Other		96

Net cash (used) provided by financing activities	(10,893)	318

Net decrease in cash	(24,938)	(1,583)
Cash at beginning of period	41,827	44,013

Cash at end of period	$16,889	$42,430

Reconciliation of net loss to net cash used by operating activities:

Net loss	$(35,466)	$(10,472)
Goodwill impairment charge	9,072
Depreciation and amortization	6,815	4,291
Deferred income taxes	1,410	(192)
Stock-based compensation	549	692
Other	30

Changes in assets and liabilities:
Accounts receivable	(779)	3,821
Inventories	6,552	11,970
Income tax receivable	1,931
Prepaid expenses and other current assets	(2,019)	(8,809)
Accounts payable	(2,246)	(1,079)
Accrued salaries, wages and benefits	(697)	997
Other accrued expenses	1,143	(2,161)
Other assets	(424)	(404)
Other long-term liabilities	168	(101)

Net cash used by operating activities	$(13,961)	$(1,447)

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
2. Property, Plant and Equipment

	October 2,	December 31,
	2010	2009
Land and buildings	$33,665	$33,900
Machinery and equipment	63,403	63,403
Office furniture and equipment	1,284	1,284
Construction in process	1,873	670

Property, plant and equipment, at cost	100,225	99,257
Less accumulated depreciation	74,584	67,882

Property, plant and equipment, net	$25,641	$31,375

3. Debt

	October 2,	December 31,
	2010	2009
8.23% senior notes due through May 3, 2015	$15,000	$25,000
8.44% senior notes due through May 3, 2011		2,857

Total	15,000	27,857
Less current maturities	15,000	1,429

Long-term debt, exclusive of current maturities	$	$26,428

On May 3, 2010, we made a scheduled principal payment of $1.4 million and on May 11, 2010 we renegotiated the terms of our debt agreement to include a no penalty pre-payment of $11.5 million. Remaining debt service requirements are $3.8 million in 2011; $3.6 million in 2012, 2013 and 2014; and $458,000 in 2015. The interest rate on the debt remained the same for the term of the debt, and the lender became secured by most of the Company’s assets.
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
We may not be able to negotiate revisions to the earnings based financial covenants that become effective under our debt agreement for the third quarter of 2011. Because it is unlikely that we will be in compliance with these covenants for the third quarter of 2011, we have reclassified our remaining debt service requirements as current maturities.

We may need to obtain replacement financing for our existing debt or other sources of financing in 2011 depending on the amount of proceeds, if any, from our proposed rights offering, general economic conditions, the execution of our restructuring plan and the level of additional funds we receive during 2010 under the Continued Dumping and Subsidy Offset Act.
4. Income taxes
During the nine months of 2010, we recorded a non-cash charge to establish a valuation allowance of $8.7 million against our October 2, 2010 deferred tax assets. The primary assets which are covered by this valuation allowance are the 2010 losses in excess of the amounts which can be carried back. The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Our results over the most recent three-year period were heavily affected by our business restructuring activities. Our cumulative loss in the most recent three-year period, inclusive of the loss for the nine months of 2010, in our view, represented sufficient negative evidence to require a valuation allowance under the provisions of ASC 740, Income Taxes. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Although realization is not assured, we have concluded that the remaining gross deferred tax asset in the amount of $3.8 million will be realized based on the reversal of existing deferred tax liabilities. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities. Should we determine that we will not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.
5. Goodwill
We conduct an annual impairment analysis of goodwill at December 31 of each year, unless events occur or circumstances change that indicate a reduction of the fair value of the goodwill below its carrying value at which time, we perform an impairment test. The impairment test requires us to compare the fair value of our business reporting units to their carrying value, including goodwill. The fair value of our single reporting unit is determined based on a discounted cash flow analysis which employs present value techniques and considers market factors. Based on our first quarter operating loss and recently announced restructuring actions, we determined that impairment indicators existed in the first quarter of 2010. Upon completing our impairment analysis, a goodwill impairment charge of $9.1 million, the entire amount of goodwill associated with the business, was recognized in the first quarter of 2010.
6. Employee Benefit Plans
Components of other postretirement benefit cost:

	Three Months		Nine Months
	Ended		Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Service cost		$19		$58
Interest cost	$47	71	$140	213
Amortization of transition obligation		33		98
Amortization of prior service cost	(39)	(2)	(115)	(6)
Amortization of accumulated loss	18	5	54	14

Net periodic postretirement benefit cost	$26	$126	$79	$377

7. Stockholders’ Equity
Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data:

	Three Months		Nine Months
	Ended		Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Weighted average shares outstanding for basic calculation	10,345	10,332	10,341	10,332
Add: Effect of dilutive stock options

Weighted average shares outstanding Adjusted for diluted calculation	10,345	10,332	10,341	10,332

In the 2010 and 2009 third quarter and nine month periods, the dilutive effect of outstanding stock options is not recognized since we have a net operating loss for all periods. Approximately 1.5 million shares in 2010 and 1.9 million shares in 2009 are issuable upon the exercise of stock options, which were not included in the diluted per share calculation because they were anti-dilutive.
A reconciliation of the activity in Stockholders’ Equity accounts for the nine months of 2010 ended October 2, 2010 is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Earnings	Loss
Balance, December 31, 2009	$207	$1,897	$90,852	$(109)
Net loss			(35,466)
Exercise of stock options		119
Stock-based compensation		549
Adjustment to net periodic benefit cost				(39)

Balance, October 2, 2010	$207	$2,565	$55,386	$(148)

The components of other comprehensive loss are as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Net loss	$(4,934)	$(5,073)	$(35,466)	$(10,472)
Adjustment to net periodic benefit cost	(13)	22	(39)	66

Comprehensive loss	$(4,947)	$(5,051)	$(35,505)	$(10,406)

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
In the second quarter of 2010 we announced a major restructuring plan that will result in the conversion of a portion of our Stanleytown manufacturing facility to a warehousing and distribution center. During the first nine months of 2010 we recorded accelerated depreciation of $3.8 million, restructuring costs of $1.2 million and other related charges of $600,000.

Restructuring accrual activity for the nine months ended October 2, 2010 was as follows:

	Severance and other
	termination costs	Other Cost	Total
Accrual at January 1, 2010	$1,070		$1,070
Charges to expense	776	$404	1,180
Cash payments	(875)	(109)	(984)

Accrual at October 2, 2010	$971	$295	$1,266

Restructuring accrual activity for the nine months ended September 26, 2009 was as follows:

	Severance and other
	termination costs	Other Cost		Total
Accrual at January 1, 2009	$1,446			$1,446
Charges to expense	109		$82	191
Cash payments	(1,385)		(82)	(1,467)

Accrual at September 26, 2009	$170	$		$170

The restructuring accrual for severance and other employee termination cost as well as other costs is classified as “Other accrued expenses”.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
In May 2010, we announced a major restructuring plan that we believe will eventually return our company to profitability. This plan includes the following major components:
•
We will transition the majority of the manufacturing of the Stanley Furniture adult product line from our Stanleytown, VA facility to several strategic off-shore vendors with whom we have existing working relationships. A substantial portion of the Stanleytown facility will become a warehousing and distribution center. In addition, we will retain a domestic assembly and finish process at our Martinsville facility to continue offering multiple finish options on certain items across various product lines. These actions will take place over the balance of 2010 and reflect our belief that current demand in our price segment results in a unit volume below that necessary to profitably operate a facility the size of our Stanleytown, VA facility.

•	Our Young America nursery and youth product line will continue to be exclusively manufactured in our Robbinsville, NC facility, except for certain component SKUs of nominal revenue.
Expenses of approximately $12 million to $15 million are anticipated from this restructuring plan. Approximately $6 million to $8 million of this expense is expected to come from accelerating the depreciation of those fixed assets that will no longer be used once the plan is fully implemented to their expected fair value over the remainder of 2010. Future cash costs of $6 million to $7 million includes approximately $1 million for retention bonuses and $5 million to $6 million in facility conversion expense and other related expenses. Staffing levels at the Virginia locations are expected to be reduced by approximately 530 positions as the restructuring plan is implemented with most of the reduction anticipated in the fourth quarter of 2010. During the first nine months of 2010 we recorded $3.8 million in accelerated depreciation and $1.8 million of charges related to the restructuring plan. We expect to be substantially completed with the restructuring plan by the end of 2010. However, the final portion of the plan is expected to be completed by the end of 2011.
Our transition away from overseas sources for our Young America product line continues to challenge us. We believe we have dedicated the appropriate resources to improve our efficiencies in our Robbinsville, NC facility, and we have implemented a price increase for our Young America products.
During the first quarter of 2010, we performed a goodwill impairment evaluation as a result of our first quarter operating loss and restructuring actions announced in May 2010 and recorded a goodwill impairment charge of $9.1 million representing the entire amount of goodwill associated with the business. During the nine months of 2010, we recorded a non-cash charge to establish a valuation allowance of $8.7 million against our October 2, 2010 deferred tax assets. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

Results of Operations
Net sales decreased $3.6 million, or 9.3%, for the three month period ended October 2, 2010, from the comparable 2009 period. For the nine month period ended October 2, 2010, net sales decreased $11.2 million, or 9.3% from the comparable 2009 nine month period. The decrease was due primarily to lower unit volume, resulting from continued weakness in demand for our price segment of residential wood furniture, which we believe is consistent with current economic and industry trends. Partially offsetting this unit decline was higher average selling prices for our Young America products.
Gross profit for the three month period ended October 2, 2010 decreased to a loss of $689,000, or (2.0%) of net sales, from a loss of $601,000, or (1.6%) of net sales, for the comparable period of 2009. Gross profit for the nine months of 2010 decreased to a loss of $8.2 million, or (7.5%) of net sales, from a profit of $7.7 million, or 6.4% of net sales, for the comparable period of 2009. Included in the three and nine month periods of 2010 is $2.3 million and $5.5 million, respectively, in accelerated depreciation and charges related to the restructuring plan announced in May 2010. Included in the three and nine month periods of 2009 was accelerated depreciation of $1.0 million related to the closing of a warehouse facility. The remaining decline in gross profit for the nine month period ended October 2, 2010, resulted primarily from manufacturing inefficiencies and the increased cost of transitioning approximately one-third of our Young America product line revenues from overseas vendors into our domestic facilities, and lower sales and production levels. Partially offsetting these factors were lower expenses resulting from previous restructuring efforts, on-going cost reductions, and increased prices in the third quarter of 2010 on our Young America product line.
Selling, general and administrative expenses decreased to $5.8 million, or 16.5% of net sales, for the three month period ended October 2, 2010, from $6.9 million, or 17.9% of net sales, for the comparable three month period of 2009. For the nine months of 2010, selling, general and administrative expense decreased to $18.2 million, or 16.6% of net sales, from $22.3 million, or 18.5% of net sales, for the comparable nine months of 2009. These expenses declined primarily due to lower selling expenses resulting from decreased sales and cost reduction initiatives implemented in late 2009.
Interest expense for the nine month period of 2010 increased slightly over the comparable prior year period due to higher interest rates on outstanding debt which was mostly offset by lower average debt levels. Interest expense for the three month period ended October 2, 2010 decreased from the comparable three month period of 2009 due to lower average debt levels.
Our effective tax rate benefit for the nine months of 2010 is (7.2%), which differs from the U.S. federal statutory tax rate of 35% primarily due to the establishment of a deferred tax valuation allowance and to a lesser extent the first quarter 2010 goodwill impairment charge.
Financial Condition, Liquidity and Capital Resources
Sources of liquidity include cash on hand and cash generated from operations. We expect cash on hand to be adequate for ongoing expenditures, debt payments and capital expenditures for 2010 in the event we do not generate cash from operations. Working capital, excluding cash and current maturities of long-term debt, decreased during the nine months of 2010 to $40.3 million from $46.9 million at December 31, 2009. The decrease was primarily due to lower inventories.
Cash used by operations was $14.0 million in the first nine months of 2010 compared to cash used of $1.5 million in the 2009 period. The increase in cash used by operations was primarily due to lower receipts from customers due to lower sales and higher cash paid to suppliers and employees due to manufacturing inefficiencies and the incremental cost of transitioning approximately one-third of our Young America product line revenues from overseas into domestic facilities. Partially offsetting this increase was the receipt of a large portion of our 2009 tax refund and increased prices on our Young America product line. During October 2010, we received an additional 2009 tax refund of $1.8 million.
Net cash used by investing activities was $84,000 in the 2010 period compared to $454,000 in 2009.

Cash used by financing activities in the 2010 period was $10.9 million compared to cash provided of $318,000 in 2009 period. Cash was used in 2010 to pay down our senior notes.
During the second quarter of 2010 we made a scheduled principal payment of $1.4 million. We renegotiated the terms of our long term debt to include a no penalty pre-payment of $11.5 million on May 11, 2010. This leaves an outstanding balance of $15.0 million of debt as of October 2, 2010. Remaining debt service requirements are $3.8 million in 2011; $3.6 million in 2012, 2013 and 2014; and $458,000 in 2015. While the interest rate on the debt will remain the same for the term of the debt, the lender is now secured by most of the Company’s assets.
The debt agreement has been amended to eliminate the earnings based financial covenants for the first and second quarters of 2010 and to relax the financial covenants through the second quarter of 2011. The amended agreement requires that our loss before interest, tax expense, depreciation and amortization not exceed $5 million for the third quarter of 2010; not exceed $10 million for the cumulative two quarter period ending with the fourth quarter of 2010; not exceed $10 million for the cumulative three quarter period ending with the first quarter of 2011; and not exceed $10 million for the cumulative four quarter period ending with the second quarter of 2011. We are also required to maintain unrestricted cash on hand of $5 million at all times through the second quarter of 2011. In addition, we must maintain asset coverage of at least $15 million based on the sum of 70% of accounts receivable and 35% of finished goods inventory. We are in compliance with these covenants, as amended, as of October 2, 2010. We may not be able to negotiate revisions to the earnings based financial covenants that become effective under our debt agreement for the third quarter of 2011. Because it is unlikely that we will be in compliance with these covenants for the third quarter of 2011, we have reclassified our remaining debt service requirements as current maturities.
In September, we filed a registration statement with the Securities and Exchange Commission for a rights offering to our stockholders, which has not become effective. If the rights’ offering is fully subscribed, we expect the gross proceeds of the offering to be approximately $10 million. The rights offering will include an over-subscription privilege and, in the event the rights offering is over-subscribed, we may, in our sole discretion, elect to offer a number of additional shares to fulfill over-subscription requests such that the maximum gross proceeds in the offering would be approximately $12 million.
In connection with the rights offering, we approached the lenders under our debt agreement about revising the earnings based financial covenants that become effective in the third quarter of 2011. Based on these discussions, we believe we may not be able to negotiate revisions to these financial covenants. In this event, we will need to use cash on hand, or may seek other financing, to repay these lenders on or before July 1, 2011 and pay yield maintenance amounts required in connection with pre-payment. While we may use a portion of the proceeds of the rights offering as well as cash on hand to repay our existing lenders, we may also pursue alternatives for replacement financing. Based on preliminary discussions with potential asset-based lenders, we believe that we can obtain adequate financing on acceptable terms should we pursue this alternative; however, we have not obtained any binding commitment and we cannot predict the financing terms that will be ultimately available to us.
We may need to obtain replacement financing for our existing debt or other sources of financing in 2011 depending on the amount of proceeds, if any, from the rights offering, general economic conditions, the execution of our restructuring plan and the level of additional funds we receive during 2010 under the Continued Dumping and Subsidy Offset Act.
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
According to CBP, as of October 1, 2009, approximately $32 million in duties had been secured by cash deposits and bonds on unliquidated entries of wooden bedroom furniture that are subject to the CDSOA, and this amount is potentially available for distribution under the CDSOA to eligible domestic manufacturers in connection with the case involving wooden bedroom furniture imported from China. The amount ultimately distributed will be impacted by the annual administrative review process, which can retroactively increase or decrease the actual duties owed on entries secured by cash deposits and bonds, and by appeals concerning the results of the annual administrative reviews. Assuming our percentage allocation in future years is the same as it was for the 2009 distribution (approximately 27% of the funds distributed) and the $32 million collected by the government as of October 1, 2009 does not change as a result of the annual administrative review process or otherwise, we could receive approximately $3.5 million to $8.5 million in CDSOA funds in addition to the funds held back and set aside pending the final resolution of the court cases discussed above.
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
Forward-Looking Statements
Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include our success in transitioning our adult product line to offshore vendors, costs relating to the transitioning of the Stanleytown facility to a warehouse and distribution center, our success in transitioning certain Young America products to our domestic manufacturing facilities, the cyclical nature of the furniture industry, lower sales due to worsening of current economic conditions, business failures or loss of large customers, competition in the furniture industry including competition from lower-cost foreign manufacturers, disruptions in offshore sourcing including those arising from supply or distribution disruptions or those arising from changes in political, economic and social conditions, as well as laws and regulations, in countries from which we source products, international trade policies of the United States and countries from which we source products, prepayment of our debt in the event we are not able to renegotiate financial covenants that become effective in the third quarter of 2011, the inability to obtain sufficient quantities of quality raw materials in a timely manner, the inability to raise prices in response to inflation and increasing costs, failure to anticipate or respond to changes in consumer tastes and fashions in a timely manner, environmental, health, and safety compliance costs, extended business interruption at manufacturing facilities and changes in credit market conditions. Any forward-looking statement speaks only as of the date of this filing, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

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
As part of a major restructuring plan, we are transitioning the manufacturing of the Stanley Furniture adult product line from our Stanleytown, Virginia facility to strategic off-shore vendors in an effort to return the Company to profitability. Our Stanleytown facility will become a warehouse and distribution center. These restructuring efforts may not be successful, and we may not be able to realize the cost savings and other anticipated benefits. The transition could disrupt our operations and could affect our ability to meet product demand which may in turn negatively impact existing customer relationships and result in the loss of market share. Since our restructuring plan will increase our dependence on foreign off-shore vendors, it will exacerbate the risk factors described below regarding our reliance on foreign sourcing. Also, it is possible that the cost of our restructuring efforts will be higher than we anticipate. Additionally, we cannot guarantee that we will not have to undertake additional restructuring activities. Any of these occurrences may have a material and adverse impact on our liquidity, results of operations and our financial condition.
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
We believe our decision to bring all Young America production back to our domestic manufacturing facilities was necessary to regain control of the entire production process so that we can reposition Young America as the trusted childrens’ furniture brand for safety, broad selection, quick delivery and environmental commitment. This transition has, and will in the near term, increase operating expenses due to the disruption caused by the transition of approximately one-third of our Young America product line from offshore sourcing to our Robbinsville, North Carolina facility. We expect the long-term effect to be beneficial as we distinguish our Young America product line from the competition in the marketplace. If we are unsuccessful in implementing this strategy, we may continue to experience significant disruptions in our operations that may result in a decline in revenues in addition to a continued increase in operating expenses.
As a result of our reliance on foreign sourcing:
•	Our ability to service customers could be adversely affected and result in lower sales and earnings.

Our sourcing partners may not supply goods that meet our manufacturing, quality or safety specifications, in a timely manner and at an acceptable price. We may reject goods that do not meet our specifications and may need to find alternative sourcing arrangements at a higher cost, or may be forced to discontinue the product. Also, delivery of goods from our foreign sourcing partners may be delayed due to manufacturing interruptions at their facilities, as well as for reasons not typically encountered with domestic manufacturing or sourcing, such as shipment delays caused by customs or labor issues.

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
We may experience a decrease in revenues, as well as asset impairment or other charges, if our strategy to transition Young America products to our domestic manufacturing is not successful.
If we do not achieve operating efficiencies sufficient to profitably manufacture our Young America product line domestically, or if our marketing strategy for this product line is unsuccessful, we would need to reposition our Young America product line, consider closing our Robbinsville facility and transitioning manufacture of Young America products to other sources. In this event, we could experience a decrease in revenues, as well as asset impairment or other restructuring charges. In addition, if any of these actions are necessary, they could affect our ability to meet product demand which may in turn negatively impact customer relations and result in loss of market share.
We may not be able to renegotiate financial covenants that become effective under our debt in the third quarter of 2011. In this event, we would need to use cash on hand or obtain other financing to repay this debt and pay yield maintenance amounts required in connection with pre-payment.
In connection with the rights offering, we approached the lenders under our debt about revising the financial covenants that become effective in the third quarter of 2011. Based on these discussions, we believe we may not be able to negotiate revisions to these financial covenants. In this event, we will need to use cash on hand or seek other financing to repay these lenders on or before July 1, 2011 and pay yield maintenance amounts required in connection with pre-payment. If we use cash on hand to repay our debt, it will reduce cash available for other purposes including to support our restructuring plan. We cannot assure you that cash on hand in July 2011 will be sufficient to repay our debt and support operations, or even to repay our debt. In this event, we would need to obtain other financing. We cannot assure you that other financing will be available on terms acceptable to us or at all.
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

3.1
Restated Certificate of Incorporation of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended October 2, 2005).

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

10.1
Change in Control Protection Agreement, dated August 11, 2010, by and between the Registrant and Micah Goldstein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed August 16, 2009).

10.2
Amendment to the Change in Control Protection Agreement dated September 10, 2010, by and between the Registrant and Glenn Prillaman (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (Commission File No. 0-14938) filed September 16, 2010).

10.3
Amendment to Employment Agreement dated September 10, 2010, by and between the Registrant and Douglas I. Payne (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K (Commission File No. 0-14938) filed September 16, 2010).

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

Date: November 4, 2010	STANLEY FURNITURE COMPANY, INC.
	By:	/s/ Douglas I. Payne
Douglas I. Payne
Executive V.P. — Finance & Administration and Secretary (Principal Financial and Accounting Officer)