Form 10-K
period 2010-12-31
STANLEY FURNITURE CO INC.
filed 2011-02-03
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing price on June 30, 2010: $40 million.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of January 29, 2011:

Common Stock, par value $.02 per share	14,344,679

(Class of Common Stock)	Number of Shares
Documents incorporated by reference: Portions of the Registrant’s Proxy Statement for our Annual Meeting of Stockholders scheduled for April 27, 2011 are incorporated by reference into Part III.

Stanley Furniture Company, Inc.
PART I

Item 1.	Business
General
We are a leading designer, manufacturer and importer of residential wood furniture exclusively targeted at the premium price range. We offer two major product lines diversifying us across all major style and product categories within the premium price range. Our adult furniture product line carries the Stanley Furniture brand and Young America is our infant and youth furniture brand. Our product depth and extensive style selection makes us a complete wood furniture resource for retailers in the premium price range. We have established a broad distribution network that includes independent furniture stores, interior designers, smaller specialty retailers, regional furniture chains, buying clubs and e-tailers. To support this network of customers and to cater to the specific factors which drive consumer demand for our two branded product lines, we have implemented two distinct operating strategies. A domestic manufacturing model supports Young America, while an offshore sourcing model serves the demands of the Stanley Furniture customer.
Products and Styles
Our adult product line, Stanley Furniture, is marketed as luxury home furnishings with selections including dining, bedroom, home office, home entertainment, and accent items. We believe the end consumer for these products is typically a mature, affluent consumer with a larger home. Our infant and youth product line is marketed as Young America with product characteristics designed to provide children a safe, healthy indoor environment and offer parents the ability to customize with color options and make an investment in furniture that grows with the child from crib to college and beyond. The typical consumer purchasing Young America is between the ages of 25 and 40. However, grandparents are often involved in the purchase.
We believe that the diversity of our product lines enables us to anticipate and respond quickly to changing consumer preferences and provides retailers a complete wood furniture resource in the premium price range. We believe that our products represent good value and that the quality and design of our furniture combined with our broad selection and dependable service differentiates our products in the marketplace.
We provide products in a variety of woods and finishes. Our products are designed to appeal to a broad range of consumer tastes in the premium segment and cover all major style categories including traditional, continental, contemporary, transitional and cottage designs.
We continually design and develop new styles to replace those discontinued and, if desired, to expand our product lines. Our product design process begins with marketing personnel identifying customer preferences and marketplace trends and conceptualizing product ideas. A variety of sketches are produced, usually by company designers, from which prototype furniture pieces are built prior to full-scale production. We consult with our marketing and operations personnel, independent sales representatives and selected customers throughout this process and introduce our new product designs primarily at the fall and spring international furniture markets.
Distribution
We have developed a broad domestic and international customer base and sell our furniture through independent sales representatives to independent furniture stores, interior designers, smaller specialty retailers, regional furniture chains, buying clubs and e-tailers. We believe this broad network reduces exposure to fluctuations in regional economic conditions and allows us to capitalize on emerging channels of distribution. We offer tailored marketing programs to address each channel of distribution.
The general marketing practice followed in the furniture industry is to exhibit products at international and regional furniture markets. In the spring and fall of each year, a furniture market is held in High Point, North Carolina, which is attended by the majority of our retail customer base and is regarded by most of the industry as the most important international market. We utilize showroom space at this market to introduce new products, increase retail placements of existing products and test ideas for future products.
We sold product to approximately 2,600 customers during 2010, and approximately 10% of our sales in 2010 were to international customers compared to 8% in 2009. No single customer accounted for more than 10% of our sales in 2010. No material part of the business is dependent upon a single customer, the loss of which would have a material effect on our business. The loss of several major customers could have a material impact on our business.

Manufacturing and Offshore Sourcing
In 2010, we transformed our manufacturing and sourcing strategy for each of our product lines. This transformation, we believe, better aligns the operations and associated cost structures with the driving forces of demand for each line.
Young America
In 2010, we continued our efforts to position the Young America product line as the trusted brand for child safety, broad selection (including color options), quick delivery, environmental commitment, and quality to better differentiate our infant and youth products in the marketplace. To support this initiative we began moving the production of those items previously purchased offshore (primarily beds and cribs) to our domestic facilities in the fourth quarter of 2009. In the last quarter of 2010, we completed the consolidation of all Young America manufacturing into our Robbinsville, North Carolina facility.
Domestic manufacturing supports our product and distribution strategy allowing us to drive continuous improvement in product safety, quality and customer service, while offering maximum choice and customization with minimum inventory. Our domestic manufacturing strategy includes:
•	Smaller, more frequent and cost-effective production runs,
•	Standardized engineering philosophy to improve quality and lower cost,
•	Identification and elimination of manufacturing bottlenecks and waste,
•	Use of cellular manufacturing in the production of components, and
•	Improvement of our relationships with suppliers by establishing primary suppliers.
In addition, a key element of our manufacturing practices is to involve all personnel, from hourly associates to management, in the improvement of the manufacturing processes by encouraging and responding to ideas to improve quality and to reduce manufacturing lead times.
Stanley Furniture
We ceased manufacturing at our Stanleytown, Virginia facility in December 2010 completing the transformation of the Stanley Furniture product line to a completely sourced operations model.
We are subject to the usual risk inherent in importing products manufactured abroad, including, but not limited to, supply disruptions and delays, currency exchange rate fluctuations, economic and political developments and instability, as well as the laws, policies and actions of foreign governments and the United States affecting trade, including tariffs.
Our Stanley Furniture product line is being imported from a minimal number of smaller, specialized furniture manufacturers in Southeast Asia, primarily in Indonesia and Vietnam. A sudden disruption in our supply chain from any of our strategic vendors could significantly compromise our ability to fill customers orders. If a disruption were to occur, we believe we would have sufficient inventory to meet demand for approximately three to four months. We believe that we could source any impacted products from other strategic suppliers but could potentially experience service gaps and short-term increases in cost.
We enter into standard purchase arrangements with certain overseas suppliers for finished goods inventory to support our Stanley Furniture product line. The terms of these arrangements are customary for our industry and do not contain any long-term purchase obligations. We generally negotiate firm pricing with our foreign suppliers in U.S. Dollars for a term of one year. We accept exposure to exchange rate movement after this period and do not use any derivative instruments to manage currency risk. We generally expect to reflect any substantial price increases from these suppliers in the price we charge for these goods.
Warehousing and Delivery
We warehouse Young America products in our manufacturing facility in North Carolina and lease two warehouse facilities in Virginia to support the Stanley Furniture product line. We consider our facilities to be generally modern, well equipped and well maintained.

Production of our two product lines is scheduled based upon both actual and anticipated orders. To support our service objectives, we plan to maintain a higher inventory of imported products compared to those manufactured domestically. We ship the majority of Young America orders within 30 days from receipt of order and the majority of Stanley Furniture product line orders within 60 days from receipt of order. Therefore, the size of our backlog is not necessarily indicative of our long-term operations. Our backlog of unshipped orders was $11.0 million at December 31, 2010 and $15.6 million at December 31, 2009.
Raw Materials
The principal materials used in our domestic manufacturing include lumber, veneers, plywood, particle board, hardware, glue, finishing materials, glass products, laminates, and metals. We use two main species of lumber: poplar and maple. Domestic lumber availability and prices fluctuate over time based primarily on supply and demand.
Our five largest raw material suppliers accounted for approximately 49% of our purchases in 2010. We believe we keep adequate inventory of lumber and other supplies to maintain production levels. We believe that our sources of supply for these materials are adequate and that we are not dependent on any one supplier.
Competition
The furniture industry is highly competitive and includes a large number of competitors, none of which dominates the market. In addition, competition has significantly increased as the industry’s worldwide manufacturing capacity remains highly underutilized due to a lack of demand driven by the effects of the ongoing economic recession. Significant manufacturing capacity was added during the housing boom our economy experienced pre-recession. This excess capacity has created intense price competition as industry participants attempt to generate sales to better utilize their manufacturing capacity. The vast majority of our competitors own manufacturing facilities or source finished goods from suppliers in China, Vietnam, and Indonesia.
The markets in which we compete include a large number of relatively small manufacturers. However, certain competitors have substantially greater sales volumes and financial resources compared to us. Competitive factors in the premium price range include design, quality, service, selection, price, and for our Young America product line, child safety. We believe the changes to our operational strategy, long-standing customer relationships and customer responsiveness, consistent support of high-quality and diverse product lines, and our mixture of youth and experience in our management team are competitive advantages.
Associates
At December 31, 2010, we employed approximately 650 associates. We consider our relationship with our associates to be good and none of our associates are represented by a labor union.
Trademarks
Our trade names represent many years of continued business, and we believe these names are well recognized and associated with excellent quality and styling in the furniture industry. We own a number of trademarks and design patents, none of which are considered to be material.
Governmental Regulations
We are subject to federal, state and local laws and regulations in the areas of safety, health and environmental protection. Compliance with these laws and regulations has not in the past had any material effect on our earnings, capital expenditures or competitive position. However, the impact of such compliance in the future cannot be predicted. We believe that we are in material compliance with applicable federal, state and local safety, health and environmental regulations.

Forward-Looking Statements
Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include our success in profitably producing Young America products in our domestic manufacturing facility, disruptions in offshore sourcing including those arising from supply or distribution disruptions or those arising from changes in political, economic and social conditions, as well as laws and regulations, in countries from which we source products, international trade policies of the United States and countries from which we source products, our success in transitioning our adult product line to offshore vendors, the inability to raise prices in response to inflation and increasing costs, lower sales due to worsening of current economic conditions, the cyclical nature of the furniture industry, failure to anticipate or respond to changes in consumer tastes and fashions in a timely manner, business failures or loss of large customers, competition in the furniture industry including competition from lower-cost foreign manufacturers, the inability to obtain sufficient quantities of quality raw materials in a timely manner, environmental, health, and safety compliance costs, and extended business interruption at our manufacturing facility. In addition, we have made certain forward looking statements with respect to payments we expect to receive under the Continued Dumping and Subsidy Offset Act, which are subject to the risks and uncertainties described in our discussion of those payments that may cause the actual payments to differ materially from those in the forward looking statements. Any forward-looking statement speaks only as of the date of this filing, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.
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
Stanley Furniture Company, Inc.
1641 Fairystone Park Highway
Stanleytown, Virginia 24168
Attention: Mr. Micah S. Goldstein
Telephone: 276-627-2565
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
We believe our decision to bring all Young America production back to our domestic manufacturing facility was necessary to regain control of the entire production process so that we can reposition Young America as the trusted children’s furniture brand for safety, broad selection, quick delivery and commitment to environmentally conscious production. This transition has increased operating expenses due to the disruption caused by the transition of approximately one-third of our Young America product line from offshore sourcing to our domestic manufacturing facility. We expect the long-term benefit to be beneficial as we distinguish our Young America product line from the competition in the marketplace. If we are unsuccessful in implementing this strategy, we may continue to experience significant disruptions in our operations that may result in a decline in revenues in addition to a continued increase in operating expenses.
As a result of our reliance on foreign sourcing:
•	Our ability to service customers could be adversely affected and result in lower sales and earnings.

Our supply of goods could be interrupted for a variety of reasons. A natural disaster or other causes of physical damage to any one of our sourcing factories could interrupt production for an extended period of time. Our sourcing partners may not supply goods that meet our manufacturing, quality or safety specifications, in a timely manner and at an acceptable price. We may reject goods that do not meet our specifications, requiring us to find alternative sourcing arrangements at a higher cost, or may force us to discontinue the product. Also, delivery of goods from our foreign sourcing partners may be delayed for reasons not typically encountered with domestic manufacturing or sourcing, such as shipment delays caused by customs or labor issues.

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
Future market and competitive pressures may prohibit us from raising prices to offset increased costs from our sourcing partners, raw material costs, freight costs and other inflationary items. This could lower our earnings.
We may not be able to sustain sales, earnings and liquidity levels due to economic downturns.
The furniture industry historically has been cyclical in nature and has fluctuated with economic cycles including the current economic recession. During economic downturns, the furniture industry tends to experience longer periods of recession and greater declines than the general economy. We believe that the industry is significantly influenced by economic conditions generally and particularly by housing activity, consumer confidence, the level of personal discretionary spending, demographics and credit availability. These factors not only affect the ultimate consumer, but also impact furniture retailers, which are our primary customers. As a result, a worsening of current conditions could further lower our sales and earnings and impact our liquidity. In addition, the current economic recession may result in permanent changes in consumer preferences and behavior which could result in a contraction of our market segment resulting in lower sales and earnings levels for the long term which would also adversely impact our liquidity.
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

Extended business interruption at our manufacturing facility could result in reduced sales.
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
Set forth below is certain information with respect to our principal properties. We believe that all these properties are well maintained and in good condition. All of our production and warehousing facilities are equipped with automatic sprinkler systems and modern fire protection equipment, which we believe are adequate. All facilities set forth below are active and operational. Production capacity and extent of utilization of our facilities are difficult to quantify, and in 2010 we operated our facilities at levels significantly below their estimated capacity.

		Approximate	Owned
		Facility Size	or
Location	Primary Use	(Square Feet)	Leased
Stanleytown, VA	Warehouse and Corporate Headquarters	950,000	Leased
Robbinsville, NC	Manufacturing/Warehouse	562,100	Owned
Martinsville, VA	Warehouse	300,000	Leased
High Point, NC	Showroom	51,000	Leased

Item 3.	Legal Proceedings
In the normal course of business, we are involved in claims and lawsuits none of which currently, in our opinion, will have a material adverse affect on our consolidated financial statements.

Item 4.	(Removed and Reserved)

Executive Officers of the Registrant
Our executive officers and their ages as of February 5, 2011 are as follows:

Name	Age	Position

Glenn Prillaman	39	President and Chief Executive Officer

Micah S. Goldstein	40	Chief Operating and Financial Officer
Glenn Prillaman has been President and Chief Executive Officer since February 2010. Mr. Prillaman was President and Chief Operating Officer from August 2009 until February 2010. He was our Executive Vice President — Marketing and Sales from September 2008 until August 2009. He held the position of Senior Vice President — Marketing and Sales from September 2006 until September 2008 and was our Senior Vice President — Marketing/Sales — Young America® from August 2003 to September 2006. Mr. Prillaman held various management positions in product development from June 1999 to August 2003. He is the son of Albert L. Prillaman, a director of the company.
Micah S. Goldstein has been Chief Operating Officer since August 2010 and has also served as Chief Financial Officer since December 2010. From January 2006 until August 2010, Mr. Goldstein was President and Chief Executive Officer of Bri-Mar Manufacturing, LLC, a manufacturer of hydraulic equipment trailers.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is quoted on the Nasdaq Stock Market (“Nasdaq”) under the symbol STLY. The table below sets forth the high and low sales prices per share, for the periods indicated, as reported by Nasdaq.

	2010			2009
			Dividends			Dividends
	High	Low	Paid	High	Low	Paid
First Quarter	$11.12	$7.50	—	$8.59	$6.50	—
Second Quarter	11.14	4.01	—	11.10	7.08	—
Third Quarter	4.29	3.35	—	13.48	9.69	—
Fourth Quarter	4.00	2.98	—	11.01	7.13	—
As of January 20, 2011, we have approximately 2,300 beneficial stockholders. On January 28, 2009, our Board of Directors voted to suspend quarterly cash dividend payments. Our dividend policy and the decision to suspend dividend payments is subject to review and revision by the Board of Directors and any future payments will depend upon our financial condition, our capital requirements and earnings, as well as other factors the Board of Directors may deem relevant.

Performance Graph
The following graph compares cumulative total stockholder return for our company with a broad performance indicator, the Nasdaq Market index (an industry index) and a Peer group index for the period from December 31, 2005 to December 31, 2010.

(1)
The graph shows the cumulative total return on $100 invested at the market close on December 31, 2005, the last trading day in 2005, in common stock or the specified index, including reinvestments of dividends.

(2)	Nasdaq Market Index as prepared by Morningstar, Inc.

(3)
Peer group Index as prepared by Morningstar, Inc. consists of SIC Code 2511 Wood Household Furniture Index and SIC Code 2512 Wood Household Furniture, Upholstered. At January 18, 2011, Morningstar, Inc. reported that these two indexes consisted of Chromcraft Revington, Inc., Ethan Allen Interiors, Inc., Flexsteel Industries, Inc., Furniture Brands International, Inc., Hooker Furniture Corporation, Industrie Natuzzi, Keller Manufacturing Company, Inc., Kimball International, Inc., Krause’s Furniture Inc., La-Z-Boy, Inc., Luxor Industrial, Mobile Presence Technologies Inc., Rowe Companies, Sunstates Corporation, Virco Manufacturing Corporation, and Stanley Furniture Company, Inc.

Equity Compensation Plan Information
The following table summarizes our equity compensation plans as of December 31, 2010:

	Number of shares	Weighted-average	Number of shares
	to be issued upon	exercise price	remaining available
	exercise of	of outstanding	for future issuance
	outstanding options,	options, warrants	under equity
	warrants and rights	and rights	compensation plans
Equity compensation plans approved by stockholders	2,093,654	$8.91	374,334

Item 6.	Selected Financial Data

	Years Ended December 31,
	2010		2009 (3)		2008 (3)	2007 (3)	2006 (3)
	(in thousands, except per share data)
Income Statement Data:
Net sales		$137,012		$160,451	$226,522	$282,847	$307,547
Cost of sales (1)		153,115		158,695	197,995	240,932	248,703

Gross profit (loss)		(16,103)		1,756	28,527	41,915	58,844
Selling, general and administrative expenses (2)		20,625		26,666	32,375	34,578	36,115
Goodwill impairment charge		9,072
Pension plan termination charge						6,605

Operating income (loss)		(45,800)		(24,910)	(3,848)	732	22,729
Income from Continued Dumping and Subsidy Offset Act, net		1,556		9,340	11,485	10,429	4,419
Other income, net		25		160	308	265	297
Interest expense, net		3,534		3,703	3,211	2,679	1,710

Income (loss) before income taxes		(47,753)		(19,113)	4,734	8,747	25,735
Income taxes (benefit)		(3,963)		(7,362)	998	2,845	8,954

Net income (loss)		$(43,790)		$(11,751)	$3,736	$5,902	$16,781

Basic Earnings (loss) Per Share:
Net income (loss)		$(4.11)		$(1.14)	$.36	$.56	$1.44

Weighted average shares		10,650		10,332	10,332	10,478	11,649

Diluted Earnings (loss) Per Share:
Net income (loss)		$(4.11)		$(1.14)	$.36	$.55	$1.41

Weighted average shares		10,650		10,332	10,332	10,677	11,924

Cash dividends paid per share	$		$		$.40	$.40	$.32

Balance Sheet and Other Data:
Cash		$25,532		$41,827	$44,013	$31,648	$6,269
Inventories		25,695		37,225	47,344	58,086	59,364
Working capital		52,769		87,277	97,059	91,852	72,036
Total assets		88,396		150,462	165,871	173,731	162,678
Long-term debt including current maturities				27,857	29,286	30,714	8,571
Stockholders’ equity		61,795		92,847	103,108	102,851	109,647
Capital expenditures		$857		$2,621	$2,261	$3,951	$4,196
Stock repurchases:
Shares						639	1,423
Total cost						$13,557	$33,576

(1)
Included in cost of sales in 2010 is $10.4 million for accelerated depreciation and restructuring and related charges for the conversion of our Stanleytown manufacturing facility to a warehouse and distribution center. Included in cost of sales in 2009 is $5.2 million for restructuring and related charges for a warehouse consolidation, elimination of certain positions, and a write-down of inventories. Included in cost of sales in 2008 is $5.9 million for the consolidation of two manufacturing facilities into one. Included in cost of sales in 2007 is $3.6 million for the conversion of a manufacturing facility to a warehouse operation.

(2)	Included in selling, general and administrative expenses in 2009 is $876 thousand and in 2008 is $1.4 million of restructuring charges.

(3)
Amounts reflect the reclassification of costs to warehouse and prepare goods for shipping to customers from selling, general and administrative expenses to cost of sales to conform to the 2010 presentation. These expenses amounted to $3.7 million in 2009, $4.1 million in 2008, $5.0 million in 2007 and $6.0 million in 2006. These reclassifications had no affect on our reported net income or loss.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes.
Overview
Significant declines in housing activity, consumer confidence and disposable income have led to depressed consumer demand for residential furniture. This slowdown began in late 2005 for the residential furniture industry and intensified in recent years as weakness spread to the broader U.S. economy and beyond. As a result, our revenues fell from $333.6 million in 2005 to $137.0 million in 2010 and we recorded significant losses in 2009 and 2010.
In response to these deteriorating industry conditions, we took several significant steps to lower our cost structure from 2007 through 2009 as follows:
•
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

•
In 2008, we consolidated two manufacturing facilities into one, eliminated certain positions and offered a voluntary early retirement incentive. We incurred pre-tax restructuring charges of $7.3 million ($7.1 million in 2008 and $216,000 in 2009) related to these actions.

•
In 2009, pre-tax restructuring charges of $6.1 million were incurred for three major items. A warehouse consolidation represented about $2 million pre-tax. We ceased operations at our former Lexington, North Carolina warehouse facility and this real estate was sold in early 2010. We eliminated approximately 25% of our salaried positions through a combination of early-retirement incentives and layoffs resulting in about $2 million of pre-tax charges. The remainder of about $2 million pre-tax restructuring expense was due to a write-down of inventories as a result of reducing the number of items offered in our adult product line by discontinuing certain slow moving items.

•
In the second half of 2009, we began implementing a strategy to differentiate our Young America product line that led us to move the production of those items we purchased offshore to our domestic facilities. These items were primarily youth beds and cribs. This transition began in late 2009 and our Young America nursery and youth product line is now exclusively manufactured in our Robbinsville, North Carolina facility, except for certain component SKU’s of nominal value.

•	We suspended cash dividend payments in 2009, providing annual cash savings of approximately $4 million.
We continued to evaluate our manufacturing capacity needs considering offshore sourcing opportunities, current and anticipated demand for our products, overall market conditions, the overhead expenses associated with the Stanleytown manufacturing operation, and other factors we considered relevant in early 2010. We concluded that current demand in our price segment results in a unit volume below that necessary to profitably operate a facility the size of our Stanleytown, Virginia facility. Accordingly, in May 2010 we announced a major restructuring plan that we believe will eventually return our company to profitability. This plan included the following major components:
•
From May through December 2010, we transitioned the majority of the manufacturing of the Stanley Furniture product line from our Stanleytown, Virginia facility to several strategic offshore vendors with whom we already had established working relationships. We ceased manufacturing operations at the Stanleytown facility in December 2010. A portion of this facility is now being used as a warehousing and distribution center for the Stanley Furniture product line, and our corporate office.

•
We have retained a domestic assembly and finish process at our Martinsville, Virginia location to continue offering multiple finish options on certain items in the Stanley Furniture product line. The Martinsville facility is also used for warehousing and distribution.

•
Youth bed and crib production along with certain machinery and equipment was moved from our Stanleytown, Virginia facility to our Robbinsville, North Carolina facility in the fourth quarter of 2010. In addition, to support this move and improve production flow and efficiency we invested in some new equipment and relocated certain machinery and equipment within our Robbinsville facility.

In 2010, we incurred expenses of $10.4 million from accelerated depreciation and restructuring and related charges, and expect less than $1.0 million of residual expense in 2011 from the restructuring plan.
Our transition away from overseas sources for our Young America product line continues to challenge us. We believe we have dedicated the appropriate resources to improve efficiencies in our Robbinsville, North Carolina facility, and we implemented a price increase for our Young America products in June 2010.
During the first quarter of 2010, we performed a goodwill impairment evaluation as a result of our first quarter operating loss and restructuring actions announced in May 2010 and recorded a goodwill impairment charge of $9.1 million representing the entire amount of goodwill associated with the business. In 2010, we recorded a non-cash charge to our valuation allowance of $11.4 million against our December 31, 2010 net deferred tax assets. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.
Several special items in 2010 that impacted our liquidity and financial condition are as follows:
•	We received net proceeds of $1.0 million from the sale of our former Lexington, North Carolina warehouse facility.
•	We raised $12.0 million of gross proceeds from a successful rights offering and issued 4 million new shares of common stock, in December 2010.
•	We received $2.2 million of funds under the Continued Dumping and Subsidy Offset Act of 2000 (CDSOA) in connection with the case involving wooden bedroom furniture imported from China.
•
We used $27.9 million to repay in full all outstanding debt under our note agreement with Prudential Insurance Company of America and other lenders. We made a scheduled principal payment of $1.4 million in May 2010; and no penalty pre-payments of $11.5 million and $15.0 million in May 2010 and December 2010, respectively.

•	We received tax refunds of $8.4 million due to the carry back of operating losses to prior years.
•
We received $2.4 million of gross proceeds in December 2010 from the sale of the Stanleytown, Virginia property and leased back a substantial portion of the facility for a five year term with monthly rental payments of $40,000 starting January 1, 2011.

•
We received $2.4 million of gross proceeds in December 2010 from the sale of the Martinsville, Virginia property and leased back the facility on a rent free basis for an initial one-year term, with a renewal option to rent for a second year. The transaction has been accounted for as a financing arrangement.

•
We received $2.3 million in December 2010 from the sale of certain machinery and equipment resulting from the decision to cease manufacturing at our Stanleytown, Virginia facility. We subsequently received an additional $1.4 million in January 2011 from the sale of this machinery and equipment and expect approximately $100,000 in February 2011.

We will continue to focus on effective balance sheet management and cost control in 2011.

Results of Operations
2010 Compared to 2009
Net sales decreased $23.4 million, or 14.6%, in 2010 compared to 2009. The decrease was due primarily to lower unit volume, resulting from continued weakness in demand for our price segment of residential wood furniture, which we believe is consistent with current economic and industry trends. We also believe some loss of market share resulting from the transition caused by the major restructuring of our business contributed to the decline. Partially offsetting the unit decline was higher average selling prices for our Young America products.
Gross profit in 2010 decreased to a loss of $16.1 million from a profit of $1.8 million in 2009. Included in gross profit in 2010 and 2009 is $10.4 million and $5.2 million, respectively, in restructuring and related charges. See Note 10 of the Notes to the Consolidated Financial Statements for further details on restructuring and related charges. The remaining decline in gross profit for 2010 compared to 2009, resulted primarily from lower sales and production levels, manufacturing inefficiencies and increased cost of transitioning approximately one-third of our Young America product line revenues from overseas vendors into our Robbinsville, North Carolina production facility, and inefficiencies associated with ceasing manufacturing at our Stanleytown, Virginia facility. Partially offsetting these factors were lower expenses resulting from previous restructuring efforts, on-going cost reductions, and increased selling prices in the second half of 2010 on our Young America product line.
Selling, general and administrative expenses for 2010 decreased $6.0 million compared to 2009, due primarily to lower selling expenses resulting from lower sales and cost reduction initiatives. Restructuring and related expenses of $876,000 are included in 2009.
During the first quarter of 2010, we determined that goodwill impairment indicators existed based on our first quarter operating loss and restructuring plans. Upon completing our impairment analysis, a goodwill impairment charge of $9.1 million, the entire amount of goodwill associated with the business, was recognized.
As a result of the above, operating loss was $45.8 million in 2010 compared to an operating loss of $24.9 million in 2009.
We recorded income of $1.6 million in 2010 from the receipt of funds under the Continued Dumping and Subsidy Offset Act of 2000 (CDSOA) involving wooden bedroom furniture imported from China and other related payments, net of legal expenses, compared to $9.3 million in 2009.
Interest expense for 2010 declined from 2009 due to lower average debt levels, partially offset by higher interest rates on outstanding debt.
Our effective tax rate benefit for 2010 was 8.3% which differs from the U.S. federal statutory tax rate of 35% due primarily to the establishment of a deferred tax valuation allowance and to a lesser extent the goodwill impairment charge.
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
Gross profit in 2009 decreased to $1.8 million from $28.5 million in 2008. Included in gross profit in 2009 and 2008 is $5.2 million and $5.9 million, respectively, in restructuring and related charges. See Note 10 of the Notes to the Consolidated Financial Statements for further details on restructuring and related charges. The lower gross profit and margins in 2009 are primarily due to the significant decline in sales and production levels. Sales declined at a faster rate in 2009 than we were able to adjust our cost structure. The much lower production levels led to significant unfavorable factory overhead variances and plant inefficiencies. Costs associated with the transition of certain Young America products (primarily cribs and youth beds) from offshore sourcing to our domestic manufacturing facilities and higher selling discounts also contributed to lower gross profit in 2009. These factors were partially offset by cost savings from restructuring steps taken in 2008 which resulted in an estimated $4 to $5 million in savings during 2009.

Selling, general and administrative expenses for 2009 decreased $5.7 million compared to 2008, due primarily to lower selling expenses resulting from decreased sales and cost reduction initiatives. Restructuring and related expenses of $876,000 and $1.4 million are included in 2009 and 2008, respectively.
As a result of the above, operating loss was $24.9 million in 2009 compared to an operating loss of $3.8 million in 2008.
We recorded income of $9.3 million in 2009 from the receipt of funds under the CDSOA involving wooden bedroom furniture imported from China and other related payments, net of legal expenses, compared to $11.5 million in 2008.
Interest income for 2009 decreased from 2008 due primarily to lower earnings on cash primarily invested in a money market fund containing only short duration U.S. Treasury securities backed by the full faith and credit of the U.S. Government.
The effective tax rate for 2009 was 38.5% compared to 21.1% for 2008. The higher effective tax rate was due to the impact of permanent differences on the loss before income taxes. The primary permanent difference was the increase in cash surrender value of life insurance policies, which are used to fund our deferred compensation plan. We expect this relationship to continue, but the percentage impact on the effective rate will depend on the level of future losses or earnings.
Financial Condition, Liquidity and Capital Resources
Sources of liquidity include cash on hand and cash generated from operations. We expect these sources of liquidity to be adequate for ongoing expenditures and capital expenditures for the foreseeable future. We believe that cash on hand will be adequate during 2011 in the event we do not generate cash from operations. At December 31, 2010 cash on hand was $25.5 million.
Working capital, excluding cash and current maturities of long-term debt, decreased $19.7 million during 2010 to $27.2 million from $46.9 million in 2009. The decrease was primarily due to lower accounts receivable and inventories, reflecting lower sales and production levels.
Cash used by operations was $9.4 million in 2010 compared to cash used of $1.2 million in 2009 and cash generated of $18.3 million in 2008. The increase in cash used by operations in 2010 was primarily due to lower receipts from customers due to lower sales and higher cash paid to suppliers and employees due to manufacturing inefficiencies, the incremental cost of transitioning approximately one-third of our Young America product line revenues from overseas into domestic facilities, and inefficiencies associated with ceasing production at our Stanleytown facility. Partially offsetting this increase was the receipt of tax refunds and increased prices on our Young America product line. The change in 2009 was primarily due to lower cash received from customers due to lower sales, partially offset by lower cash paid to suppliers and employees due to lower production and lower tax payments due to an operating loss in 2009.
Net cash provided by investing activities was $4.8 million in 2010 compared to cash used of $1.3 million in 2009 and $1.9 million in 2008. Sale of assets provided cash of $5.7 million and $1.3 million in 2010 and 2009, respectively. We invested $857,000, $2.6 million, and $2.3 million for normal capital expenditures in 2010, 2009, and 2008, respectively. Capital expenditures in 2011 are anticipated to be in the range of $1.5 million to $2.0 million.
Net cash used by financing activities was $11.7 million in 2010, compared to cash provided of $318,000 in 2009 and cash used of $4.0 million in 2008. In 2010, cash of $27.9 million was used to retire our outstanding debt. Cash proceeds of $11.8 million (net of expenses) were received from the issuance of 4 million shares of our common stock. Proceeds of $2.4 million were received from the sale of our Martinsville, Virginia facility which was accounted for as a financing obligation. The change from 2008 to 2009 was due primarily to the suspension of quarterly cash dividend payments in 2009.

The following table sets forth our contractual cash obligations and other commercial commitments at December 31, 2010 (in thousands):

	Payment due or commitment expiration
		Less Than			Over
	Total	1 year	2-3 years	4-5 years	5 years
Contractual cash obligations:
Postretirement benefits other than pensions(1)	$3,614	$394	$705	$612	$1,903
Operating leases	4,507	1,058	1,888	1,561

Total contractual cash obligations	$8,121	$1,452	$2,593	$2,173	$1,903

Other commercial commitments:
Letters of credit	$1,552	$1,552

(1)
The RP-2000 Mortality tables were used in estimating future benefit payments, and the health care cost trend rate for determining payments is 9.5% for 2010 and gradually declines to 5.5% in 2018 where it is assumed to remain constant for the remaining years.

Not included in the above table is unrecognized tax benefits of $722,000, due to the uncertainty of the date of occurrence.
Continued Dumping and Subsidy Offset Act (CDSOA)
We recorded income of $1.6 million, $9.3 million, and $11.5 million in 2010, 2009, and 2008, respectively, from CDSOA payments and other related payments, net of legal expenses. These payments came from the case involving Wooden Bedroom Furniture imported from China. The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection (CBP) for imports covered by antidumping duty orders entering the United States through September 30, 2007 to qualified affected domestic producers. Antidumping duties for merchandise entering the U.S. after September 30, 2007 remain with the U.S. Treasury.
Approximately $152 million of CDSOA funds that otherwise would have been available for distribution to qualifying affected domestic producers of wooden bedroom furniture were set aside by the government over the past five years as a result of holdings in two court cases involving challenges to the CDSOA on constitutional grounds. In 2009, the U.S. Court of Appeals for the Federal Circuit determined in one of those cases that the CDSOA does not violate the Constitution’s free speech and equal protection guarantees. In May 2010, the U.S. Supreme Court denied a petition for certiorari that sought review of the Federal Circuit’s decision. In 2010, the Federal Circuit also summarily dismissed the constitutional claims in the second of the two court cases. Eighteen other CDSOA-related cases before the U.S. Court of International Trade have been stayed in light of this litigation. The U.S. Court of International Trade has issued orders for the plaintiffs to show cause why these cases should not be dismissed. The resolution of these cases will have a significant impact on the amount of CDSOA funds that may be distributed to qualifying affected domestic producers of wooden bedroom furniture. Based on our allocation of the CDSOA funds distributed in each of the past five years, however, we could receive approximately $41 million of the funds set aside by the government, although the extent to which such distributions ultimately may be received is uncertain.
According to CBP, as of October 1, 2010, approximately $13 million in duties had been secured by cash deposits and bonds on unliquidated entries of wooden bedroom furniture that are subject to the CDSOA, and this amount is potentially available for distribution under the CDSOA to eligible domestic manufacturers in connection with the case involving wooden bedroom furniture imported from China. The amount ultimately distributed will be impacted by the annual administrative review process, which can retroactively increase or decrease the actual duties owed on entries secured by cash deposits and bonds, and by appeals concerning the results of the annual administrative reviews. Assuming our percentage allocation in future years is the same as it was for the 2010 distribution (approximately 30% of the funds distributed) and the $13 million collected by the government as of October 1, 2010 does not change as a result of the annual administrative review process or otherwise, we could receive approximately $1 million to $4 million in CDSOA funds in addition to the funds held back and set aside pending the final resolution of the court cases discussed above.
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
Off-Balance Sheet Arrangements
We do not have transactions or relationships with “special purpose” entities, and we do not have any off-balance sheet financing other than normal operating leases primarily for warehousing, showroom and office space, and certain technology equipment.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, our independent public accounting firm, as stated in their report, which is included on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information related to our directors is set forth under the caption “Election of Directors” of our proxy statement (the “2011 Proxy Statement”) for our annual meeting of shareholders scheduled for April 27, 2011. Such information is incorporated herein by reference.
Information relating to compliance with section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2011 Proxy Statement and is incorporated herein by reference.
Information relating to the Audit Committee and Board of Directors’ determinations concerning whether a member of the Audit Committee of the Board is a “financial expert” as that term is defined under Item 407(d) (5) of Regulation S-K is set forth under the caption “Board and Board Committee Information” of our 2011 Proxy Statement and is incorporated herein by reference.
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
Information relating to our executive compensation is set forth under the captions “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our 2011 Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Our information relating to this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of our 2011 Proxy Statement. Such information is incorporated herein by reference.
Information concerning our equity compensation plan is included in Part II of this report under the caption “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Our information relating to this item is set forth under the caption “Compensation of Executive Officers — Employment Agreements and Related Transactions” and “Board and Board Committee Information” of our 2011 Proxy Statement. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
Our information relating to this item is set forth under the caption “Independent Registered Public Accountants” of our 2011 Proxy Statement. Such information is incorporated herein by reference.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	Documents filed as a part of this Report:
(1)	The following consolidated financial statements are included in this report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Income for each of the three years in the period ended December 31, 2010

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2010.

Consolidated Statements of Cash Flow for each of the three years in the period ended December 31, 2010

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2010.
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

10.1
Supplemental Retirement Plan of Stanley Furniture Company, Inc., as restated effective January 1, 1993 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1993).(1)

10.2
First Amendment to Supplemental Retirement Plan of Stanley Furniture Company, Inc., effective December 31, 1995, adopted December 15, 1995 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1995).(1)

10.3
Stanley Interiors Corporation Deferred Compensation Capital Enhancement Plan, effective January 1, 1986, as amended and restated effective August 1, 1987 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 0-14938), No. 33-7300).(1)

10.4
Employment Agreement dated as of December 31, 2008, between Douglas I. Payne and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed on December 10, 2008).(1)

10.5
2000 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement (Commission File No. 0-14938) for the special meeting of stockholders held on August 24, 2000).(1)

10.6
Second Amendment to Supplemental Retirement Plan of Stanley Furniture Company, Inc. effective January 1, 2002 (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2002).(1)

10.7
2005 Incentive Compensation Award, dated as of December 15, 2004, from the Registrant to Douglas I. Payne (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2004).(1)

10.8
Form of Stock Option Award under 2000 Incentive Plan (ISO) (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2004).(1)

10.9
Form of Stock Option Award under 2000 Incentive Plan (ISO/NSO) (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2004).(1)

10.10
Form of Stock Option Award under 2000 Incentive Plan (Directors) (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2004).(1)

10.11
Form of Indemnification Agreement between the Registrant and each of its Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed on September 25, 2008).

10.12
Change in Control Protection Agreement, dated December 11, 2009, by and between Stanley Furniture Company, Inc. and Glenn Prillaman (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (commission File No. 0-14938) filed on December 14, 2009).(1)

10.13
2008 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement (Commission File No. 0-14938) for the annual meeting of stockholders held on April 15, 2008).(1)

10.14
Form of Stock Option Award under 2008 Incentive Plan (Officers) (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2008).(1)

(1)	Management contract or compensatory plan

10.15
Form of Stock Option Award under 2008 Incentive Plan (Directors) (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2008).(1)

10.16
Form of Separation Agreement and General Release between Stephen A. Bullock and the Registrant (incorporated by reference to the Registrant’s Form 8-K (Commission File No. 0-14938) filed on December 14, 2009).(1)

10.17
Change in Control Protection Agreement, dated August 11, 2010, by and between the Registrant and Micah Goldstein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed August 16, 2010).(1)

10.18
Amendment to the Change in Control Protection Agreement dated September 10, 2010, by and between the Registrant and Glenn Prillaman (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (Commission File No. 0-14938) filed September 16, 2010).(1)

10.19
Amendment to Employment Agreement dated September 10, 2010, by and between the Registrant and Douglas I. Payne (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K (Commission File No. 0-14938) filed September 16, 2010).(1)

21	List of Subsidiaries. (2)

23	Consent of PricewaterhouseCoopers LLP. (2)

31.1	Certification by Glenn Prillaman, our Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (2)

31.2	Certification by Micah S. Goldstein, our Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (2)

32.1	Certification by Glenn Prillaman, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certification by Micah S. Goldstein, our Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Management contract or compensatory plan

(2)	Filed Herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

STANLEY FURNITURE COMPANY, INC.
February 3, 2011	By:	/s/ Glenn Prillaman
Glenn Prillaman
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael P. Haley (Michael P. Haley)	Chairman and Director	February 3, 2011

/s/ Glenn Prillaman (Glenn Prillaman)	President and Chief Executive Officer (Principal Executive Officer) and Director	February 3, 2011

/s/ Micah S. Goldstein (Micah S. Goldstein)	Chief Operating and Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 3, 2011

/s/ Robert G. Culp, III (Robert G. Culp, III)	Director	February 3, 2011

/s/ Dominic P. Dascoli (Dominic P. Dascoli)	Director	February 3, 2011

/s/ Thomas L. Millner (Thomas L. Millner)	Director	February 3, 2011

/s/ T. Scott McIlhenny, Jr. (T. Scott McIlhenny, Jr.)	Director	February 3, 2011

/s/ Albert L. Prillaman (Albert L. Prillaman)	Director	February 3, 2011

STANLEY FURNITURE COMPANY, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

Report of Independent Registered Public Accounting Firm
To the Board of the Directors and Stockholders of Stanley Furniture Company, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Stanley Furniture Company, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Richmond, Virginia
February 2, 2011

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash	$25,532	$41,827
Accounts receivable, less allowances of $1,240 and $1,747	9,888	15,297
Inventories:
Finished goods	20,855	22,376
Work-in-process	1,709	8,184
Raw materials	3,131	6,665

Total inventories	25,695	37,225

Prepaid expenses and other current assets	5,883	4,898
Income tax receivable	3,952	6,882
Deferred income taxes	1,021	3,433

Total current assets	71,971	109,562

Property, plant and equipment, net	15,980	31,375
Goodwill		9,072
Other assets	445	453

Total assets	$88,396	$150,462

LIABILITIES
Current liabilities:
Current maturities of long-term debt		$1,429
Accounts payable	$9,116	11,633
Accrued salaries, wages and benefits	4,805	6,597
Other accrued expenses	2,921	2,626
Lease related obligation	2,360

Total current liabilities	19,202	22,285

Long-term debt, exclusive of current maturities		26,428
Deferred income taxes	1,021	2,128
Other long-term liabilities	6,378	6,774

Total liabilities	26,601	57,615

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 25,000,000 shares authorized, 14,344,679 and 10,332,179 shares issued and outstanding, respectively	287	207
Capital in excess of par value	14,433	1,897
Retained earnings	47,062	90,852
Accumulated other comprehensive loss	13	(109)

Total stockholders’ equity	61,795	92,847

Total liabilities and stockholders’ equity	$88,396	$150,462

The accompanying notes are an integral part
of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Years Ended
	December 31,
	2010		2009		2008
Net sales		$137,012		$160,451	$226,522

Cost of sales		153,115		158,695	197,995

Gross profit (loss)		(16,103)		1,756	28,527

Selling, general and administrative expenses		20,625		26,666	32,375

Goodwill impairment charge		9,072

Operating income (loss)		(45,800)		(24,910)	(3,848)

Income from Continued Dumping and Subsidy Offset Act, net		1,556		9,340	11,485
Other income, net		25		160	308
Interest income		3		45	591
Interest expense		3,537		3,748	3,802

Income (loss) before income taxes		(47,753)		(19,113)	4,734

Income tax (benefit) expense		(3,963)		(7,362)	998

Net income (loss)		$(43,790)		$(11,751)	$3,736

Earnings (loss) per share:

Basic		$(4.11)		$(1.14)	$.36

Diluted		$(4.11)		$(1.14)	$.36

Weighted average shares outstanding:

Basic		10,650		10,332	10,332

Diluted		10,650		10,332	10,332

Cash dividends declared and paid per common share	$		$		$.40

The accompanying notes are an integral part
of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For each of the three years in the period ended December 31, 2010
(in thousands, except per share data)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total

Balance at December 31, 2007	10,332	207	591	102,999	(946)	102,851

Net income				3,736		3,736
Prior service cost, net of deferred income tax benefit of $3					(5)	(5)
Actuarial gain, net of deferred income tax expense of $118					191	191

Comprehensive Income						3,922

Stock-based compensation			467			467
Dividends paid, $0.40 per share				(4,132)		(4,132)

Balance at December 31, 2008	10,332	207	1,058	102,603	(760)	103,108

Net loss				(11,751)		(11,751)
Negative plan amendment, net of deferred income tax benefit of $130					209	209
Prior service cost, net of deferred income tax benefit of $326					526	526
Actuarial loss, net of deferred income tax expense of $138					(84)	(84)

Comprehensive loss						(11,100)

Stock-based compensation			839			839

Balance at December 31, 2009	10,332	$207	$1,897	$90,852	$(109)	$92,847

Net loss				(43,790)		(43,790)
Prior service cost					(57)	(57)
Actuarial gain					179	179

Comprehensive loss						(43,668)

Exercise of stock options	13		116			116
Issuance of common stock	4,000	80	11,717			11,797
Stock-based compensation			703			703

Balance at December 31, 2010	14,345	$287	$14,433	$47,062	$13	$61,795

The accompanying notes are an integral part
of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	December 31,
	2010	2009	2008
Cash flows from operating activities:
Cash received from customers	$142,481	$168,504	$230,255
Cash paid to suppliers and employees	(158,560)	(171,349)	(215,527)
Cash from Continued Dumping and Subsidy Offset Act, net	2,232	7,443	10,828
Interest paid	(3,750)	(3,664)	(3,111)
Income tax refunds (payments)	8,195	(2,120)	(4,168)

Net cash (used) provided by operating activities	(9,402)	(1,186)	18,277

Cash flows from investing activities:
Capital expenditures	(857)	(2,621)	(2,261)
Proceeds from sale of assets	5,731	1,303
Other, net	(28)		360

Net cash provided (used) by investing activities	4,846	(1,318)	(1,901)

Cash flows from financing activities:
Repayment of senior notes	(27,857)	(1,429)	(1,429)
Dividends paid			(4,132)
Proceeds from lease related obligation	2,360
Proceeds from exercise of stock options	116
Proceeds from issuance of common stock	11,797
Proceeds from insurance policy loans	1,845	1,747	1,550

Net cash (used) provided by financing activities	(11,739)	318	(4,011)

Net (decrease) increase in cash	(16,295)	(2,186)	12,365
Cash at beginning of year	41,827	44,013	31,648

Cash at end of year	$25,532	$41,827	$44,013

Reconciliation of net (loss) income to net cash (used) provided by operating activities:

Net (loss) income	$(43,790)	$(11,751)	$3,736
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Goodwill impairment charge	9,072
Depreciation	9,357	5,908	8,805
Amortization	48	86	48
Inventory write-down		2,077
Deferred income taxes	1,305	(177)	(2,571)
Stock-based compensation	703	839	467
Other, net	657
Changes in assets and liabilities:
Accounts receivable	5,409	6,576	3,520
Inventories	11,530	8,042	10,742
Prepaid expenses and other current assets	508	(10,435)	(2,041)
Accounts payable	(2,517)	397	(4,870)
Accrued salaries, wages and benefits	(1,667)	1,580	(525)
Other accrued expenses	292	(2,875)	904
Other assets	87	66	103
Other long-term liabilities	(396)	(1,519)	(41)

Net cash (used) provided by operating activities	$(9,402)	$(1,186)	$18,277

The accompanying notes are an integral part
of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Organization and Basis of Presentation
The consolidated financial statements include Stanley Furniture Company, Inc. and our wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. We are a leading designer, manufacturer and importer of wood furniture exclusively targeted at the premium price range of the residential market.
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
Income Taxes
Deferred income taxes are determined based on the difference between the consolidated financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax expense represents the change in the deferred tax asset/liability balance. Income tax credits are reported as a reduction of income tax expense in the year in which the credits are generated. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized. Interest and penalties on uncertain tax positions are recorded as income tax expense.
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
In assessing potential impairment of goodwill, we have determined that we have two reporting units based on our reporting structure. Determining the fair value of our reporting units involves the use of significant estimates and assumptions. The estimate of fair value of our reporting units is based on our projection of revenues, gross margin, operating costs and cash flows considering historical and estimated future results, general economic and market conditions as well as the impact of planned business and operational strategies.
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
Significant Risks and Uncertainties
We periodically enter into restructuring activities to reduce costs and improve the results of our business (see Note 10). In addition, we recorded a goodwill impairment charge of $9.1 million (see Note 3) during 2010 as a result of first quarter 2010 losses and these restructuring activities. While we believe that our restructuring and business optimization efforts will be successful, we cannot predict with certainty the ultimate impact on our revenues, operating costs and cash flows from operations. Our current sources of liquidity include cash on hand and cash generated from operations. We expect these sources of liquidity to be adequate for ongoing expenditures and capital expenditures for the foreseeable future. We believe that cash on hand will be adequate during 2011 in the event we do not generate cash from operations.
Reclassification
Certain prior period amounts have been reclassified to conform with current period presentation. The costs to warehouse and prepare goods for shipping to customers have been reclassified from selling, general and administrative expenses to cost of sales. These reclassifications had no affect on our reported net income or loss.

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. Property, Plant and Equipment

	Depreciable
	lives	(in thousands)
	(in years)	2010	2009
Land and buildings	20 to 50	$19,096	$33,900
Machinery and equipment	5 to 12	24,780	63,403
Office furniture and equipment	3 to 10	1,168	1,284
Construction in progress		1,139	670

Property, plant and equipment, at cost		46,183	99,257
Less accumulated depreciation		30,203	67,882

Property, plant and equipment, net		$15,980	$31,375

In early 2010, we sold our Lexington, North Carolina warehouse facility, which was closed in 2009. In December 2010 we sold our Stanleytown, Virginia facility. We leased back a substantial portion of the Stanleytown facility for a five year term with monthly rental payments of $40,000 starting January 2011, which will be accounted for as an operating lease.
3. Goodwill
As of January 1, 2008, our goodwill resulting from prior acquisitions was $9.1 million. All goodwill is associated with the Stanley Furniture reporting unit. We performed an annual impairment test at December 31, 2008 and 2009 and determined that no impairment of the goodwill was required.
During the first quarter of 2010, we determined that indicators existed based on our first quarter loss and restructuring plans. Upon completing an impairment analysis as of April 3, 2010, taking into account the restructuring, an impairment charge of $9.1 million, the entire amount of goodwill attributable to the Stanley Furniture reporting unit, was recognized. At December 31, 2010, there is no goodwill in our consolidated financial statements.
4. Debt

	(in thousands)
	2010	2009
6.73% Senior notes due through May 3, 2017		$25,000
6.94% Senior notes due through May 3, 2011		2,857

Total		27,857
Less current maturities		1,429

Long-term debt, exclusive of current maturities		$26,428

During 2010, we repaid in full all outstanding debt under our senior note agreements. We made a scheduled principal payment of $1.4 million in May 2010; and no penalty pre-payments of $11.5 million and $15.0 million in May 2010 and December 2010, respectively.
We utilize letters of credit to collateralize certain insurance policies and inventory purchases. Outstanding letters of credit at December 31, 2010 were $1.6 million.

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. Lease-Related Obligation
During December 2010 we sold and leased back our Martinsville facility for one year starting in January 2011. Because we are leasing the building, but not required to pay rent, the building remained on the books at cost, and a lease-related obligation was recorded equal to the proceeds received. During the rent free period no depreciation will be recognized and we will record interest expense on the obligation at our incremental borrowing rate (4.5% at December 31, 2010) and increase the lease-related obligation by the same amount. At the end of the rent free period we will recognize the sale of the property and any income (loss) that results from removing the asset and the obligation from our books.
6. Income Taxes
The provision for income tax expense (benefit) consists of (in thousands):

	2010	2009	2008
Current:
Federal	$(5,605)	$(6,398)	$3,163
State	27	(329)	633

Total current	(5,578)	(6,727)	3,796

Deferred:
Federal	1,476	(569)	(2,432)
State	139	(66)	(366)

Total deferred	1,615	(635)	(2,798)

Income tax expense (benefit)	$(3,963)	$(7,362)	$998

A reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate follows:

	2010	2009	2008

Federal statutory rate	(35.0)%	(35.0)%	34.0%
State tax, net of federal benefit	(1.4)	(1.6)	3.6
State tax credits and adjustments	(.7)	(.8)	(2.8)
Increase in cash surrender value of life insurance policies	(1.2)	(2.8)	(9.6)
Deduction for qualified domestic production activities			(1.2)
Tax-exempt interest income		(.1)	(3.7)
Increase to valuation allowance	23.3	1.5
Goodwill impairment	6.7
Other, net		.3	.8

Effective income tax rate	(8.3)%	(38.5)%	21.1%

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. Income Taxes (continued)
The income tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31 follow (in thousands):

	2010	2009
Current deferred tax assets:
Accounts receivable	$474	$668
Employee benefits	1,248	2,247
Other accrued expenses	791	541
Financing obligation	903
Net operating loss carry forward		165

Gross current deferred tax asset	3,416	3,621
Less valuation allowance	(2,395)	(188)

Net current deferred tax asset	$1,021	$3,433

Noncurrent deferred tax assets (liabilities)
Property, plant and equipment	$(4,944)	$(4,851)
Employee benefits	3,004	2,288
Other noncurrent assets	245	435
Net Operating Loss	9,877

Gross non-current deferred tax assets (liabilities)	8,182	(2,128)
Less valuation allowance	(9,203)

Net noncurrent deferred tax assets (liabilities)	$(1,021)	$(2,128)

We have U.S. federal and state net operating loss carry-forwards of approximately $26.4 million which are available to reduce future taxable income. The federal net operating loss will begin expiring in 2030 and the state net operating losses will expire at various times beginning in 2025.
During 2010, we recorded a non-cash charge to our valuation allowance of $11.4 million against our December 31, 2010 deferred tax assets. The primary assets which are covered by this valuation allowance are the 2010 losses in excess of the amounts which can be carried back to prior periods. The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Our results over the most recent three-year period were heavily affected by our business restructuring activities. Our cumulative loss in the most recent three-year period, in our view, represented sufficient negative evidence to require a valuation allowance under the provisions of ASC 740, Income Taxes. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Although realization is not assured, we have concluded that the remaining net deferred tax asset in the amount of $1.0 million will be realized based on the reversal of existing deferred tax liabilities. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities. Should we determine that we will not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.
The unrecognized tax benefits activity for the year ending December 31 follow (in thousands):

	2010	2009
Unrecognized tax benefits balance at January 1	$808	$940
Gross increases for tax positions of prior years	300
Gross decreases for tax positions of prior years	(386)	(79)
Lapse of statute of limitations		(53)

Unrecognized tax benefits balance at December 31	$722	$808

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. Income Taxes (continued)
As of December 31, 2010 and 2009, we had approximately $392,000 and $442,000 of accrued interest related to uncertain tax positions, respectively.
Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $528,000 at December 31, 2010 and $783,000 at December 31, 2009. The 2008 tax year remains open to examination by major taxing jurisdictions. Our 2009 tax year is currently under examination by the Internal Revenue Service.
7. Stockholders’ Equity
In December 2010, we issued 4,000,000 shares of common stock at $3.00 per share in a rights offering.
In addition to common stock, authorized capital includes 1,000,000 shares of “blank check” preferred stock. None was outstanding during the three years ended December 31, 2010. The Board of Directors is authorized to issue such stock in series and to fix the designation, powers, preferences, rights, limitations and restrictions with respect to any series of such shares. Such “blank check” preferred stock may rank prior to common stock as to dividend rights, liquidation preferences or both, may have full or limited voting rights and may be convertible into shares of common stock.
Basic and diluted earnings per share are calculated using the following share data (in thousands):

	2010	2009	2008
Weighted average shares outstanding for basic calculation	10,650	10,332	10,332
Dilutive effect of stock options

Weighted average shares outstanding for diluted calculation	10,650	10,332	10,332

In 2010 and 2009, the dilutive effect of stock options was not recognized since we had a net loss. In 2008, the calculation of dilutive shares was not impacted by outstanding stock options as all options had exercise prices greater than the average market price during 2008. Approximately 2.1 million shares in 2010 and 1.6 million shares in 2009 were issuable upon the exercise of stock options, which were not included in the diluted per share calculation because they were anti-dilutive.
8. Stock Based Compensation
As of December 31, 2010, there was approximately $1.8 million of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next four years.
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

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. Stock Based Compensation (continued)
The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted follows:

	2010	2009	2008
Expected price volatility	53.21%	42.97%	36.12%
Risk-free interest rate	2.30%	2.29%	3.07%
Weighted average expected life in years	5.6	5.7	5.6
Dividend yield		3.0%	4.28%
Forfeiture rate	14.27%	15.21%	12.01%
Historical information was the primary basis for the selection of the expected volatility, expected dividend yield, forfeiture rate and the expected lives of the options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.
Stock option activity for the three years ended December 31, 2010, follows:

			Weighted-
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number	Average	Term	Value
	of shares	Exercise Price	(in years)	(in thousands)
Outstanding at December 31, 2007	1,040,488	$15.73	4.4
Lapsed	(374,500)	15.77
Granted	535,808	9.70

Outstanding at December 31, 2008	1,201,796	$13.02	8.9
Lapsed	(243,000)	9.61
Granted	681,828	8.64

Outstanding at December 31, 2009	1,640,624	$11.71	6.8
Exercised	(12,500)	9.22
Lapsed	(70,000)	9.43
Expired	(175,000)	12.47
Granted	710,530	3.40

Outstanding at December 31, 2010	2,093,654	$8.91	7.6

Exercisable at December 31, 2010	900,779	$13.31	5.6

At December 31, 2010, 374,334 shares were available for future grants and awards.

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. Stock Based Compensation (continued)
The average fair market value of options granted in 2010, 2009 and 2008, and cash proceeds, tax benefits and intrinsic value related to total stock options exercised during 2010 are as follows (in thousands, except per share data):

	2010	2009	2008
Average fair market value of options granted (per share)	$1.72	$2.74	$2.32
Proceeds from stock options exercised	$116
Intrinsic value of stock options exercised	$126
9. Employee Benefits Plans
Defined Contribution Plan
We maintain a defined contribution plan covering substantially all of our employees and make discretionary matching and profit sharing contributions. During the fourth quarter of 2009, we suspended employer contributions to the plan. The total plan cost, including employer contributions, was $89,000 in 2010, $753,000 in 2009, and $940,000 in 2008.
Supplemental Retirement Plan
The financial status of our Supplemental Retirement Plan at December 31 follows (in thousands):

	2010	2009
	Supplemental	Supplemental
	Plan	Plan
Change in benefit obligation:
Beginning benefit obligation	$1,925	$1,879
Interest cost	101	110
Actuarial gain	94	113
Benefits paid	(164)	(177)

Ending benefit obligation	1,956	1,925

Change in plan assets:
Beginning fair value of plan assets
Employer contributions	164	177
Benefits paid	(164)	(177)

Ending fair value of plan assets

Funded status	$(1,956)	$(1,925)

Amount recognized in the consolidated balance sheet:

Current liabilities	$(162)	$(154)
Non current liabilities	(1,794)	(1,771)

Total	$(1,956)	$(1,925)

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. Employee Benefits Plans (continued)
Components of pension cost follow (in thousands):

	2010	2009	2008
Interest cost	$101	$110	$116
Net amortization and deferral	94	113	3

Total expense	$195	$223	$119

The assumptions used to determine the plans’ financial status and pension cost were:

	2010	2009	2008
Discount rate for funded status	4.90%	5.50%	6.25%
Discount rate for pension cost	5.50%	6.25%	6.20%
Estimated future benefit payments for the supplemental retirement plan are $162,000 in 2011, $160,000 in 2012, $158,000 in 2013, $156,000 in 2014, $154,000 in 2015 and a total of $725,000 from 2016 through 2020.
Postretirement Benefits Other Than Pensions
We provided health care benefits to eligible retired employees between the ages of 55 and 65 and provide life insurance benefits to eligible retired employees from age 55 until death. During the fourth quarter of 2009, we announced the termination of our postretirement health care benefits for current employees effective January 1, 2010. In accordance with Employers’ Accounting for Postretirement Benefits Other Than Pensions, we accounted for this discontinuation as a negative plan amendment and as a result reduced the accumulated benefit obligation by $1.3 million which will be amortized into net benefit cost over the participants average remaining service period. The plan’s financial status at December 31, the measurement date, follows (in thousands):

	2010	2009
Change in benefit obligation:
Beginning benefit obligation	$1,964	$2,908
Service cost		61
Interest cost	82	177
Actuarial loss (gain)	(324)	179
Negative plan amendment	(61)	(1,254)
Plan participants’ contributions	239	232
Benefits paid	(242)	(339)

Ending benefit obligation	1,658	1,964

Change in plan assets:
Beginning fair value of plan assets
Employer contributions	4	107
Plan participants’ contributions	239	232
Benefits paid	(243)	(339)

Ending fair value of plan assets

Funded status	$(1,658)	$(1,964)

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. Employee Benefits Plans (continued)
Amount recognized in the consolidated balance sheet (in thousands):

Current liabilities	$232	$324
Non current liabilities	1,425	1,640

Total	$1,657	$1,964

Components of net periodic postretirement benefit cost were (in thousands):

	2010	2009	2008
Service cost		$61	$73
Interest cost	$82	177	172
Amortization of transition obligation	(153)	122	122
Amortization of net actuarial loss	47	23	33
Curtailment gain		(55)

Net periodic postretirement benefit cost	$(24)	$328	$400

The assumptions used to determine the plan’s financial status and postretirement benefit cost:

	2010	2009	2008
Discount rate for funded status	4.35%	4.75%	6.25%
Discount rate for postretirement benefit cost	4.75%	6.25%	6.05%
Health care cost assumed trend rate for next year	9.00%	9.50%	6.00%
Rate that the cost trend rate gradually declines to	5.50%	5.50%	5.50%
Year that the rate reaches the rate it is assumed to remain at	2018	2018	2010
An increase or decrease in the assumed health care cost trend rate of one percentage point in each future year would affect the accumulated postretirement benefit obligation at December 31, 2010 by approximately $24,000 and the annual postretirement benefit cost by approximately $1,000.
Estimated future benefit payments are $232,000 in 2011, $204,000 in 2012, $183,000 in 2013, $162,000 in 2014, $141,000 in 2015 and a total of $567,000 from 2016 through 2020.
The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost at December 31, 2010, are as follows (in thousands):

		Other
	Supplemental	Postretirement
	Plan	Benefits
Net loss	$403	$347
Prior service credit		(768)

Total	$403	$(421)

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. Employee Benefits Plans (continued)
The amounts in accumulated other comprehensive incomes that are expected to be recognized as components of net periodic benefit cost during 2011 are as follows (in thousands):

		Other
	Supplemental	Postretirement
	Plan	Benefits
Net loss	$12	$21
Prior service credit		(170)

Total	$12	$(149)

Deferred Compensation
We have a deferred compensation plan, funded with life insurance policies, which permitted certain management employees to defer portions of their compensation and earn a fixed rate of return. No deferrals have been made since 1991. The accrued liabilities relating to this plan of $1.4 million at December 31, 2010 and $1.5 million at December 31, 2009 are included in accrued salaries, wages and benefits and other long-term liabilities. The cash surrender value, net of policy loans ($17.2 million and $15.3 million at December 31, 2010 and 2009, respectively), is included in other assets. Policy loan interest of $2.0 million, $1.8 million, and $1.7 million was charged to interest expense in 2010, 2009 and 2008, respectively.
10. Restructuring and Related Charges
We periodically enter into restructuring activities to reduce costs and improve the results of our business. In 2010, we completed a major restructuring plan that consisted of the conversion of a portion of our Stanleytown manufacturing facility to a warehousing and distribution center and ceasing all production at this facility.
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
The following table summarizes restructuring and related expenses for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Accelerated depreciation and equipment relocation	$7,160	$1,613	$4,319
Severance and other termination cost	1,370	1,889	1,929
Inventory write-down	682	2,077
Other cost	1,237	528	1,051

Total restructuring and related charges	$10,449	$6,107	$7,299

Classification of the above expenses in the consolidated statement of income are as follows (in thousands):

Cost of sales	$10,449	$5,231	$5,860
Selling, general and administrative expenses		876	1,439

Total restructuring and related charges	$10,449	$6,107	$7,299

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. Restructuring and Related Charges (continued)
Restructuring accrual activity for the years ended December 31, 2010 and 2009 follows (in thousands):

	Severance and other
	termination cost	Other cost	Total
Accrual January 1, 2009	$1,446		$1,446
Charges to expense	1,889	$259	2,148
Cash Payments	(2,265)	(259)	(2,524)

Accrual December 31, 2009	1,070		1,070

Charges to expense	1,370	740	2,110
Cash payments	(1,201)	(10)	(1,211)

Accrual December 31, 2010	$1,239	$730	$1,969

The restructuring accrual for severance and other employee termination cost is classified as “Other accrued expenses” and is expected to be paid in 2011.
11. Income for Continued Dumping and Subsidy Offset Act (CDSOA)
We recorded income of $1.6 million, $9.3 million, and $11.5 million in 2010, 2009 and 2008, respectively, from CDSOA payments and other related payments, net of legal expenses. These payments came from the case involving Wooden Bedroom Furniture imported from China. The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection for imports covered by antidumping duty orders entering the United States through September 30, 2007 to qualified domestic producers.
12. Commitments and Contingencies
During 2010 we leased showroom and office space, and certain technology equipment. Beginning in January 2011 we will also lease warehouse and distribution space. Rental expenses charged to operations were $1.1 million, $1.2 million and $2.0 million in 2010, 2009 and 2008, respectively. Future minimum lease payments are approximately as follows: 2011 — $1.1 million, 2012 — $973,000, 2013 — $915,000, 2014 — $928,000 and 2015 — $633,000.
In the normal course of business, we are involved in claims and lawsuits, none of which currently, in management’s opinion, will have a material adverse affect on our Consolidated Financial Statements.

STANLEY FURNITURE COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13. Quarterly Results of Operations (Unaudited)
We are providing updated summary selected quarterly financial information, which is included below, reflecting the prior period reclassification of costs to warehouse and prepare goods for shipping to customers from selling, general and administrative expenses to cost of sales.

	(in thousands, except per share data)
2010 Quarters:	First		Second		Third		Fourth
Net Sales	$36,524		$37,902		$34,897		$27,689
Gross loss	(3,039)		(5,746)		(1,297)		(6,022)
Net loss	(19,073	)(1)	(11,459	)(2)	(4,934	)(2)	(8,324	)(2)(5)
Net loss per share:
Basic	$(1.85)		$(1.11)		$(.48)		(.73)
Diluted	(1.85)		(1.11)		(.48)		(.73)

2009 Quarters:	First		Second		Third		Fourth
Net Sales	$39,764		$42,326		$38,455		$39,906
Gross profit (loss)	3,850		2,601		(1,502)		(3,193)
Net loss	(2,376)		(3,023)		(5,073	)(3)	(1,279	)(4)(5)
Net loss per share:
Basic	$(.23)		$(.29)		$(.49)		(.12)
Diluted	(.23)		(.29)		(.49)		(.12)

(1)	Includes a goodwill impairment charge of $9.1 million.

(2)
Includes restructuring and other charges for the conversion of a portion of our largest manufacturing facility to a warehouse and distribution center. Second quarter includes $3.2 million, third quarter includes $1.5 million, and fourth quarter includes $4.3 million.

(3)	Includes restructuring and other charges of $641 thousand, for the consolidation of two warehouses.

(4)	Includes restructuring and other related charges of $3.0 million, for the consolidation of two warehouses, and other downsizing initiatives implemented.

(5)	Continued Dumping and Subsidy Offset Act receipts totaled $1.4 million and $5.7 million for 2010 and 2009 respectively.

STANLEY FURNITURE COMPANY, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For each of the Three Years in the Period Ended December 31, 2010
(in thousands)

Column A	Column B	Column C		Column D		Column E
		Charged
	Balance at	(Credited)				Balance
	Beginning	to Costs &				at End of
Descriptions	of Period	Expenses		Deductions		Period
2010
Doubtful receivables	$1,160	$29		$289	(a)	$900
Discounts, returns, and allowances	587	(247	)(b)			340

	$1,747	$218		$289		$1,240

Valuation allowance for deferred tax assets	$188	$11,410				$11,598

2009
Doubtful receivables	$1,000	$604		$444	(a)	$1,160
Discounts, returns, and allowances	644	(57	)(b)			587

	$1,644	$547		$444		$1,747

Valuation allowance for deferred tax assets		$188				$188

2008
Doubtful receivables	$825	$756		$581	(a)	$1,000
Discounts, returns, and allowances	657	(13	)(b)			644

	$1,482	$743		$581		$1,644

(a)	Uncollectible receivables written-off, net of recoveries.

(b)	Represents net decrease in the reserve.

S-1