Form 10-Q
period 2011-04-02
STANLEY FURNITURE CO INC.
filed 2011-04-26
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 22, 2011 14,344,679 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	April 2,	December 31,
	2011	2010
ASSETS
Current assets:
Cash	$22,314	$25,532
Accounts receivable, less allowances of $900 and $1,240	12,280	9,888
Inventories:
Finished goods	18,904	20,855
Work-in-process	1,669	1,709
Raw materials	2,191	3,131

Total inventories	22,764	25,695

Income tax receivable	4,020	3,952
Prepaid expenses and other current assets	4,231	5,883
Deferred income taxes	704	1,021

Total current assets	66,313	71,971

Property, plant and equipment, net	16,004	15,980
Other assets		445

Total assets	$82,317	$88,396

LIABILITIES
Current liabilities:
Accounts payable	7,412	$9,116
Accrued salaries, wages and benefits	5,212	4,805
Other accrued expenses	2,476	2,921
Lease related obligation	2,389	2,360

Total current liabilities	17,489	19,202

Deferred income taxes	704	1,021
Other long-term liabilities	6,326	6,378

Total liabilities	24,519	26,601

STOCKHOLDERS’ EQUITY
Common stock, $.02 par value, 25,000,000 shares authorized and 14,344,679 shares issued and outstanding	287	287
Capital in excess of par value	14,399	14,433
Retained earnings	43,133	47,062
Accumulated other comprehensive (loss) income	(21)	13

Total stockholders’ equity	57,798	61,795

Total liabilities and stockholders’ equity	$82,317	$88,396

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months
	Ended
	April 2,	April 3,
	2011	2010

Net sales	$26,571	$36,524

Cost of sales	24,886	39,563

Gross profit (loss)	1,685	(3,039)

Selling, general and administrative expenses	5,121	5,470
Goodwill impairment charge		9,072

Operating loss	(3,436)	(17,581)

Other income, net	29	15
Interest income		2
Interest expense	538	1,058

Loss before income taxes	(3,945)	(18,622)

Income tax (benefit) expense	(16)	451

Net loss	$(3,929)	$(19,073)

Loss per share:

Basic	$(.27)	$(1.85)

Diluted	$(.27)	$(1.85)

Weighted average shares outstanding:

Basic	14,345	10,335

Diluted	14,345	10,335

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Three Months Ended
	April 2,	April 3,
	2011	2010
Cash flows from operating activities:
Cash received from customers	$24,139	$35,594
Cash paid to suppliers and employees	(28,330)	(43,748)
Interest paid, net		(1)
Income taxes (paid) received, net	(52)	3

Net cash used by operating activities	(4,243)	(8,152)

Cash flows from investing activities:
Capital expenditures	(409)	(2)
Purchase of other assets	(38)	(146)
Proceeds from sale of assets	1,472

Net cash provided (used) by investing activities	1,025	(148)

Cash flows from financing activities:
Proceeds from exercise of stock options		119

Net cash provided by financing activities		119

Net decrease in cash	(3,218)	(8,181)
Cash at beginning of period	25,532	41,827

Cash at end of period	$22,314	$33,646

Reconciliation of net loss to net cash used by operating activities:
Net loss	$(3,929)	$(19,073)
Goodwill impairment charge		9,072
Depreciation and amortization	387	1,042
Deferred income taxes		1,307
Stock-based compensation	8	181

Changes in assets and liabilities:
Accounts receivable	(2,392)	(826)
Inventories	2,931	1,735
Income tax receivable	(68)	(861)
Prepaid expenses and other current assets	179	192
Accounts payable	(1,704)	(394)
Accrued salaries, wages and benefits	331	(1,124)
Other accrued expenses	(444)	175
Other assets	510	482
Other long-term liabilities	(52)	(60)

Net cash used by operating activities	$(4,243)	$(8,152)

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
Certain prior period amounts have been reclassified to conform with current period presentation. The costs to warehouse and prepare goods for shipping to customers have been reclassified from selling, general and administrative expense to cost of sales.
2. Property, Plant and Equipment

	April 2,	December 31,
	2011	2010
Land and buildings	$19,096	$19,096
Machinery and equipment	25,828	24,780
Office furniture and equipment	1,168	1,168
Construction in process	500	1,139

Property, plant and equipment, at cost	46,592	46,183
Less accumulated depreciation	30,588	30,203

Property, plant and equipment, net	$16,004	$15,980

3. Income taxes
During the three months of 2011, we recorded a non-cash charge to our valuation allowance of $1.6 million increasing our valuation allowance against deferred tax assets to $13.2 million at April 2, 2011. The primary assets which are covered by this valuation allowance are the net operating losses. The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Our results over the most recent three-year period were heavily affected by our business restructuring activities. Our cumulative loss in the most recent three-year period, in our view, represented sufficient negative evidence to require a valuation allowance under the provisions of ASC 740, Income Taxes. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Although realization is not assured, we have concluded that the remaining net deferred tax asset in the amount of $704,000 will be realized based on the reversal of existing deferred tax liabilities. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities. Should we determine that we will not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

4. Employee Benefits Plans
Components of other postretirement benefit cost:

	Three Months Ended
	April 2,	April 3,
	2011	2010
Interest cost	$40	$47
Amortization of prior service cost	(42)	(38)
Amortization of accumulated loss	8	18

Net periodic postretirement benefit cost	$6	$27

5. Stockholders’ Equity
Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data:

	Three Months Ended
	April 2,	April 3,
	2011	2010
Weighted average shares outstanding for basic calculation	14,345	10,335
Add: Effect of dilutive stock options

Weighted average shares outstanding, adjusted for diluted calculation	14,345	10,335

In the 2011 and 2010 first quarter periods, the dilutive effect of stock options is not recognized since we have a net operating loss. Approximately 1.9 million shares in 2011 and 1.6 million shares in 2010 are issuable upon the exercise of stock options, which were not included in the diluted per share calculation because they were anti-dilutive.
A reconciliation of the activity in Stockholders’ Equity accounts for the quarter ended April 2, 2011 is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Earnings	Loss
Balance, December 31, 2010	$287	$14,433	$47,062	$13
Net loss			(3,929)
Fees related to issuance of stock		(40)
Stock-based compensation		6
Adjustment to net periodic benefit cost				(34)

Balance, April 2, 2011	$287	$14,399	$43,133	$(21)

The components of other comprehensive income are as follows:

	Three Months Ended
	April 2,	April 3,
	2011	2010
Net loss	$(3,929)	$(19,073)
Adjustment to net periodic benefit cost	34	(13)

Comprehensive loss	$(3,895)	$(19,086)

6. Restructuring and Related Charges
In 2010, we completed a major restructuring plan that ceased all production at our Stanleytown, Virginia manufacturing facility and consisted of the conversion of a portion of this facility to a warehousing and distribution center.

In 2009, we consolidated certain warehousing operations and ceased operating a free standing warehouse facility, eliminated certain positions through early retirement incentives and layoffs, and discontinued a significant number of slow moving items that led to a write-down of inventories.
Restructuring accrual activity for the three months ending April 2, 2011 was as follows:

	Severance and other
	termination costs	Other Cost	Total
Accrual at January 1, 2011	$1,239	$730	$1,969
Charges and adjustments to expense	5	(36)	(31)
Cash payments	(368)	(152)	(520)

Accrual at April 2, 2011	$876	$542	$1,418

Restructuring accrual activity for the three months ending April 3, 2010 was as follows:

	Severance and other
	termination costs	Other Cost		Total
Accrual at January 1, 2010	$1,070			$1,070
Charges to expense			$24	24
Cash payments	(532)		(24)	(556)

Accrual at April 3, 2010	$538	$		$538

The restructuring accrual for severance and other employee termination cost is classified as “Other accrued expenses”.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this next section we will make comparisons between the following periods, which we believe are relevant to understanding trends in our business:
•	The current quarter ended April 2, 2011 in comparison to the comparable quarter of the prior year (comparable quarter) ended April 3, 2010.
•	Certain comparisons with the three months ended December 31, 2010 (previous quarter) are provided where we believe it is useful to understand current trends.
Results of Operations
The selected financial data for the periods presented may not be indicative of our future financial condition or results of operations.

	Three Months Ended
	April 2, 2011		Dec 31, 2010		April 3, 2010
	(current quarter)		(previous quarter)		(comparable quarter)
Net sales	$26,571	100.0%	27,689	100.0%	$36,524	100.0%
Cost of sales	24,886	93.7%	33,711	121.7%	39,563	108.3%

Gross Profit	1,685	6.3%	(6,022)	-21.7%	(3,039)	-8.3%
Selling, general and administrative costs	5,121	19.3%	4,363	15.8%	5,470	15.0%
Goodwill impairment charge					9,072	24.8%

Operating income	(3,436)	-12.9%	(10,385)	-37.5%	(17,581)	-48.1%
Other income, net	(29)	-0.1%	(1,562)	-5.6%	(15)	-0.0%
Interest expense, net	538	2.0%	707	2.6%	1,056	2.9%

Loss before income taxes	(3,945)	-14.8%	(9,530)	-34.4%	(18,622)	-51.0%
Income taxes	(16)	0.1%	(1,206)	-4.4%	451	1.2%

Net loss	$(3,929)	-14.8%	(8,324)	-30.1%	$(19,073)	-52.2%

Net sales decreased $1.1 million, or 4.0%, in the current quarter compared to the previous quarter and decreased $10.0 million, or 27.3%, compared to the prior year quarter. The decrease in sales from the previous quarter was due primarily to lower unit volume as our order backlog grew $2.2 million during the first quarter of 2011. We expect our order backlog to narrow as the flow of our product improves over the next few quarters. The decrease in sales from the comparable prior year quarter was due primarily to lower unit volume, resulting from what we believe to be a loss of market share and continued weakness in demand for our price segment of residential wood furniture. We believe the loss of market share resulted from the transition caused by the major restructuring of our business. Partially offsetting the unit decline in the current quarter compared to the prior year quarter was higher average selling prices for our Young America products, implemented June 2010.
Gross profit for the current quarter of 2011 improved by $7.7 million compared to the previous quarter and improved $4.7 million from the comparable prior year quarter of 2010. Included in cost of goods sold in the current quarter is restructuring and related expense of $768,000 compared to $4.9 million in the previous quarter and $24,000 in the comparable prior year quarter of 2010. The remaining margin improvement for both comparisons resulted primarily from the transition of our Stanley Furniture product line to a fully offshore sourcing model eliminating a majority of our fixed costs at this domestic facility. Also contributing to the improved margins was improved operating efficiencies in the manufacturing of our Young America products. Increased selling prices in the second half of 2010 on our Young America products also contributed to the improved margins for the current quarter in comparison to the comparable prior year quarter of 2010.
Selling, general and administrative expenses for the current quarter increased $758,000 compared to the previous quarter and decreased $349,000 from the comparable prior year quarter. The increase from the previous quarter related primarily to higher marketing and advertising cost and to a lesser extent higher bad debt expense. The decrease from the comparable prior year quarter was due primarily to lower selling expenses resulting from decreased sales and was partially offset by higher marketing and advertising cost. These higher marketing and advertising cost are expected to continue for the remainder of 2011.
During the first quarter of 2010, we completed an impairment analysis of goodwill and recognized an impairment charge of the $9.1 million, the entire amount of goodwill associated with the business.
Interest expense for the current quarter decreased compared to both the previous quarter and the comparable prior year quarter due to the payoff of all outstanding term debt in late 2010. The current period interest is on insurance policy loans from a legacy deferred compensation plan and is a non-cash charge.
Our effective tax rate for the current quarter is essentially zero since we have used all of our available carry back income and have established a valuation allowance for our deferred tax assets in excess of our deferred tax liabilities. We expect this trend to continue for the remainder of the year.
Financial Condition, Liquidity and Capital Resources
Sources of liquidity include cash on hand and cash generated from operations. We expect cash on hand to be adequate for ongoing expenditures and capital spending for 2011 in the event we do not generate cash from operations. Working capital, excluding cash, decreased during the current quarter to $26.5 million from $27.2 million at December 31, 2010. The decrease was primarily due to lower inventories, partially offset by higher accounts receivable. Subsequent to quarter end, we received a $3.1 million tax refund.
Cash used by operations was $4.2 million in the current quarter of 2011 compared to cash used of $8.2 million in the comparable prior year quarter. The decrease in cash used by operations was primarily due to lower cash paid to suppliers and employees resulting from savings related to our operational transitions of our Stanley Furniture product line and increased prices on our Young America product line. These improvements were partially offset by a decrease in cash received from customers due to lower sales.
Net cash provided by investing activities was $1.0 million in the current quarter compared to cash used by investing activities of $148,000 in the comparable prior year quarter. Sale of assets provided cash of $1.5 million in the first quarter of 2011 and we invested $409,000 for normal capital expenditures. Capital expenditures in 2011 are anticipated to be in the range of $1.5 million to $2.0 million.

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
Approximately $152 million of CDSOA funds that otherwise would have been available for distribution to qualifying affected domestic producers of wooden bedroom furniture were withheld by the government over the past five years as a result of holdings in two court cases involving challenges to the CDSOA on constitutional grounds. In 2009, the U.S. Court of Appeals for the Federal Circuit determined in one of those cases that the CDSOA does not violate the Constitution’s free speech and equal protection guarantees. In May 2010, the U.S. Supreme Court denied a petition for certiorari that sought review of the Federal Circuit’s decision. In 2010, the Federal Circuit also summarily dismissed the constitutional claims in the second of the two court cases. Eighteen other CDSOA-related cases are pending before the U.S. Court of International Trade. The resolution of these cases will have a significant impact on the amount of CDSOA funds that may be distributed to qualifying affected domestic producers of wooden bedroom furniture. Based on our allocation of the CDSOA funds distributed in each of the past five years, however, we could receive approximately $41 million of the funds set aside by the government, although the extent to which such distributions ultimately may be received is uncertain.
According to CBP, as of October 1, 2010, approximately $13 million in duties had been secured by cash deposits and bonds on unliquidated entries of wooden bedroom furniture that are subject to the CDSOA, and this amount is potentially available for distribution under the CDSOA to eligible domestic manufacturers in connection with the case involving wooden bedroom furniture imported from China. The amount ultimately distributed will be impacted by the annual administrative review process, which can retroactively increase or decrease the actual duties owed on entries secured by cash deposits and bonds, and by appeals concerning the results of the annual administrative reviews. Assuming our percentage allocation in future years is the same as it was for the 2010 distribution (approximately 30% of the funds distributed) and the $13 million collected by the government as of October 1, 2010 does not change as a result of the annual administrative review process or otherwise, we could receive approximately $1 million to $4 million in CDSOA funds in addition to the funds held back and withheld pending the final resolution of the court cases discussed above.
Due to the uncertainty of the various legal and administrative processes, we cannot provide assurances as to the amount of additional CDSOA funds that ultimately will be received, if any, and we cannot predict when we may receive any additional CDSOA funds.
Critical Accounting Policies
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2010 Annual Report on Form 10-K.
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

3.2	By-laws of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed February 3, 2010).

31.1	Certification by Glenn Prillaman, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification by Micah S. Goldstein, our Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Glenn Prillaman, our Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Micah S. Goldstein, our Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 26, 2011	STANLEY FURNITURE COMPANY, INC.
	By:	/s/ Micah S. Goldstein
Micah S. Goldstein
Chief Financial Officer (Principal Financial and Accounting Officer)