Form 10-Q
period 2011-07-02
STANLEY FURNITURE CO INC.
filed 2011-07-20
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 15, 2011, 14,344,679 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
ITEM 4. Controls and Procedures
Part II. OTHER INFORMATION
Item 6. Exhibits
SIGNATURE
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	July 2,	December 31,
	2011	2010
ASSETS
Current assets:
Cash	$23,999	$25,532
Accounts receivable, less allowances of $939 and $1,240	12,529	9,888
Inventories:
Finished goods	19,657	20,855
Work-in-process	2,066	1,709
Raw materials	2,204	3,131

Total inventories	23,927	25,695

Prepaid expenses and other current assets	4,027	5,883
Income tax receivable	916	3,952
Deferred income taxes	789	1,021

Total current assets	66,187	71,971

Property, plant and equipment, net	16,976	15,980
Other assets	1,689	445

Total assets	$84,852	$88,396

LIABILITIES
Current liabilities:
Accounts payable	$7,606	$9,116
Accrued salaries, wages and benefits	6,953	4,805
Other accrued expenses	2,662	2,921
Lease related obligation	2,413	2,360

Total current liabilities	19,634	19,202

Deferred income taxes	789	1,021
Other long-term liabilities	7,073	6,378

Total liabilities	27,496	26,601

STOCKHOLDERS’ EQUITY
Common stock, $.02 par value, 25,000,000 shares authorized and 14,344,679 shares issued and outstanding	287	287
Capital in excess of par value	14,586	14,433
Retained earnings	42,538	47,062
Accumulated other comprehensive loss	(55)	13

Total stockholders’ equity	57,356	61,795

Total liabilities and stockholders’ equity	$84,852	$88,396

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months		Six Months
	Ended		Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Net sales	$27,393	$37,902	$53,964	$74,426

Cost of sales	23,760	43,648	48,646	83,211

Gross profit (loss)	3,633	(5,746)	5,318	(8,785)

Selling, general and administrative expenses	4,748	5,644	9,869	11,114
Goodwill impairment charge				9,072

Operating loss	(1,115)	(11,390)	(4,551)	(28,971)

Income from Continued Dumping and Subsidy Offset Act	1,117		1,117
Other income, net	21	22	50	37
Interest income	3	1	3	3
Interest expense	586	915	1,124	1,973

Loss before income taxes	(560)	(12,282)	(4,505)	(30,904)

Income tax expense (benefit)	35	(823)	19	(372)

Net loss	$(595)	$(11,459)	$(4,524)	$(30,532)

Loss per share:

Basic	$(.04)	$(1.11)	$(.32)	$(2.95)

Diluted	$(.04)	$(1.11)	$(.32)	$(2.95)

Weighted average shares outstanding:

Basic	14,345	10,345	14,345	10,339

Diluted	14,345	10,345	14,345	10,339

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)
(unaudited)

	Six Months Ended
	July 2,	July 3,
	2011	2010
Cash flows from operating activities:
Cash received from customers	$51,226	$72,387
Cash paid to suppliers and employees	(57,335)	(88,454)
Cash from Continued Dumping and Subsidy Offset Act	1,117
Interest paid	(2,111)	(3,031)
Income taxes received	3,022	6,463

Net cash used by operating activities	(4,081)	(12,635)

Cash flows from investing activities:
Capital expenditures	(834)	(452)
Purchase of other assets	(38)	(28)
Proceeds from sale of assets	1,472	1,047

Net cash provided by investing activities	600	567

Cash flows from financing activities:
Repayment of senior notes		(12,857)
Payments on capital lease obligation	(55)
Proceeds from insurance policy loans	2,003	1,845
Proceeds from exercise of stock options		119

Net cash provided (used) by financing activities	1,948	(10,893)

Net decrease in cash	(1,533)	(22,961)
Cash at beginning of period	25,532	41,827

Cash at end of period	$23,999	$18,866

Reconciliation of net loss to net cash used by operating activities:

Net loss	$(4,524)	$(30,532)
Goodwill impairment charge		9,072
Depreciation and amortization	817	4,129
Deferred income taxes		1,307
Stock-based compensation	193	415

Changes in assets and liabilities:
Accounts receivable	(2,641)	(1,838)
Inventories	1,768	2,457
Income tax receivable	3,036	4,776
Prepaid expenses and other current assets	(1,740)	(2,046)
Accounts payable	(1,510)	156
Accrued salaries, wages and benefits	2,034	215
Other accrued expenses	(385)	306
Other assets	(1,038)	(953)
Other long-term liabilities	(91)	(99)

Net cash used by operating activities	$(4,081)	$(12,635)

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
2. Property, Plant and Equipment

	July 2,	December 31,
	2011	2010
Land and buildings	$19,096	$19,096
Machinery and equipment	27,333	24,780
Office furniture and equipment	1,168	1,168
Construction in process	393	1,139

Property, plant and equipment, at cost	47,990	46,183
Less accumulated depreciation	31,014	30,203

Property, plant and equipment, net	$16,976	$15,980

3. Commitments and Contingencies
We have entered into a capital lease obligation for certain machinery and equipment. At July 2, 2011, the total capital lease obligation was $918,000, of which $133,000 was classified as a short-term liability, with the remaining $785,000 classified as a long-term liability. The future minimum lease payments are as follows: $61,000 for the remainder of 2011, $147,000 per year in years 2012 thru 2016, and $171,000 thereafter. The interest rate on the obligation is 1.59%.
4. Income taxes
During the six months of 2011, we recorded a non-cash charge to our valuation allowance of $2.0 million increasing our valuation allowance against deferred tax assets to $13.6 million at July 2, 2011. The primary assets covered by this valuation allowance are net operating losses. The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Our results over the most recent three-year period were heavily affected by our business restructuring activities. Our cumulative loss in the most recent three-year period, in our view, represented sufficient negative evidence to require a valuation allowance under the provisions of ASC 740, Income Taxes. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Although realization is not assured, we have concluded that the remaining net deferred tax asset in the amount of $789,000 will be realized based on the reversal of existing deferred tax liabilities. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities. Should we determine that we will not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

5. Employee Benefit Plans
Components of other postretirement benefit cost:

	Three Months		Six Months
	Ended		Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Interest cost	$39	$47	$79	$94
Amortization of prior service cost	(43)	(38)	(85)	(76)
Amortization of accumulated loss	9	18	17	36

Net periodic postretirement benefit cost	$5	$27	$11	$54

6. Stockholders’ Equity
Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data:

	Three Months		Six Months
	Ended		Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Weighted average shares outstanding for basic calculation	14,345	10,345	14,345	10,339
Add: Effect of dilutive stock options

Weighted average shares outstanding Adjusted for diluted calculation	14,345	10,345	14,345	10,339

In the 2011 and 2010 second quarter and first half periods, the dilutive effect of outstanding stock options is not recognized since we have a net operating loss for all periods. Approximately 1.4 million shares in 2011 and 1.6 million shares in 2010 are issuable upon the exercise of stock options, which were not included in the diluted per share calculation because they were anti-dilutive.
A reconciliation of the activity in Stockholders’ Equity accounts for the first half of 2011 is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Earnings	Loss
Balance, December 31, 2010	$287	$14,433	$47,062	$13
Net loss			(4,524)
Fees related to issuance of stock		(40)
Stock-based compensation		193
Adjustment to net periodic benefit cost				(68)

Balance, July 2, 2011	$287	$14,586	$42,538	$(55)

The components of other comprehensive loss are as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Net loss	$(595)	$(11,459)	$(4,524)	$(30,532)
Adjustment to net periodic benefit cost	(34)	(13)	(68)	(26)

Comprehensive loss	$(629)	$(11,472)	$(4,592)	$(30,558)

7. Restructuring and Related Charges
In 2010, we completed a major restructuring plan that ceased all production at our Stanleytown, Virginia manufacturing facility and consisted of the conversion of a portion of this facility to a warehousing and distribution center.
Restructuring accrual activity for the six months ended July 2, 2011 was as follows:

	Severance and other
	termination costs	Other Cost	Total
Accrual at January 1, 2011	$1,239	$730	$1,969
Reversal of previously accrued restructuring expenses	(4)	(273)	(277)
Cash payments	(739)	(202)	(941)

Accrual at July 2, 2011	$496	$255	$751

Restructuring accrual activity for the six months ended July 3, 2010 was as follows:

	Severance and other
	termination costs	Other Cost	Total
Accrual at January 1, 2010	$1,070		$1,070
Charges to expense	336	$378	714
Cash payments	(677)	(43)	(720)

Accrual at July 3, 2010	$729	$335	$1,064

The restructuring accrual for severance and other employee termination cost as well as other costs is classified as “Other accrued expenses”.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations — Quarterly Trends
In this section we will make comparisons between the three months ended July 2, 2011 with the three months ended April 2, 2011 and December 31, 2010. These comparisons highlight trends we believe are relevant to understanding the transition of our business.

	Three Months Ended
	July 2,	April 2,	December 31,
	2011	2011	2010
Net sales	$27,393	$26,571	$27,689
Gross Profit (loss)	$3,633	$1,685	$(6,022)
Operating loss	$(1,115)	$(3,436)	$(10,385)
Net loss	$(595)	$(3,929)	$(8,324)

Net sales for the sequential three quarters have been relatively stable. On essentially flat sales, gross profit on a sequential basis has improved to $3.6 million for the current quarter compared with gross profit of $1.7 million in the first quarter of 2011 and a loss of $6.0 million in the fourth quarter of 2010. Included in gross profit for the current quarter is a benefit of $277,000 reversing previously accrued charges and for each sequential quarter restructuring charges were $768,000 and $4.9 million, respectively. The improved margin trend resulted from completing the transition of our Stanley Furniture product line to a fully offshore sourced model, eliminating the majority of our fixed costs at a previously owned domestic facility. Also contributing to the favorable trends is improved operating efficiencies in the domestic manufacturing of our Young America product line.
Included in net loss for the current quarter was $1.1 million in proceeds from the Continued Dumping and Subsidy Offset Act compared to $1.6 million in proceeds for the quarter ended December 2010.
Results of Operations for the three months and six months ended July 2, 2011 compared to the three months and six months ended July 3, 2010
Net sales for the three month period ended July 2, 2011 decreased $10.5 million, or 27.7%, from the comparable 2010 period. For the six month period ended July 2, 2011, net sales decreased $20.5 million, or 27.5% from the comparable 2010 six month period. The decreases to the comparable prior year periods were primarily due to lower unit volume, resulting from what we believe to be a loss of market share and continued weakness in demand for our price segment of residential wood furniture. We believe the loss of market share resulted from the transition caused by the major restructuring of our business. Partially offsetting the unit volume decline was higher average selling prices of our Young America product resulting from a price increase implemented in June 2010.
Gross profit for the current period of $3.6 million, or 13.3% of net sales, improved $9.4 million from the comparable three month period of 2010. Gross profit for the first half of 2011 increased to $5.3 million, or 9.9% of net sales, from a gross loss of $8.8 million, or -11.8% of net sales, for the comparable six months of 2010. Gross profit for the current quarter of 2011 includes a reversal of restructuring charges of $277,000, resulting in net restructuring charges of $491,000 in the first six months of 2011. Included in the three and six month periods of 2010 is $3.3 million in restructuring and related charges. The remaining margin improvement for the three and six months comparisons resulted primarily from the transition of our Stanley Furniture product line to a fully offshore sourced model. Improved operating efficiencies in the manufacturing of our Young America products along with increased average selling prices effective June 2010 on our Young America product also contributed to the improved margins in comparison to the prior year three and six months of 2010.
Selling, general and administrative expenses decreased to $4.7 million, or 17.3% of net sales, for the three months ended July 2, 2011, from $5.6 million, or 14.9% of net sales, for the comparable three months of 2010. For the first half of 2011, selling, general and administrative expense decreased to $9.9 million, or 18.3% of net sales, from $11.1 million, or 14.9% of net sales, for the comparable first half of 2010. This decline in expenses is primarily due to lower selling expenses resulting from decreased sales. Partially offsetting these lower costs were higher marketing and advertising expenses, which are expected to continue. The increase in the percentage to net sales is a result of the lower sales volumes in the current periods compared to prior year.
During the first quarter of 2010, we completed an impairment analysis of goodwill and recognized an impairment charge of $9.1 million, the entire amount of the goodwill associated with the business.
As noted above, we received $1.1 million in proceeds from the Continued Dumping and Subsidy Offset Act during the current quarter of 2011.
Interest expense for the three and six months of 2011 decreased over the comparable prior year due to the payoff of all outstanding debt in December 2010. The current period interest is composed of interest on insurance policy loans from a legacy deferred compensation and imputed interest on a lease related obligation, both being non-cash charges.
Our effective tax rate for the current three and six months is essentially zero since we have used all of our available carry back income and have established a valuation allowance for our deferred tax assets in excess of our deferred tax liabilities. We expect this trend to continue for the remainder of the year. The expense for the first six months of 2011 is related to state taxes.
Financial Condition, Liquidity and Capital Resources
Sources of liquidity include cash on hand and cash generated from operations. We expect cash on hand to be sufficient for ongoing expenditures and capital spending for 2011 in the event we do not generate cash from operations. Working capital, excluding cash, decreased during the first six months of 2011 to $22.6 million from $27.2 million at December 31, 2010. The decrease was primarily due to lower inventories and receipt of tax refunds, partially offset by higher accounts receivable.

Cash used by operations was $4.1 million in the first half of 2011 compared to $12.6 million in the 2010 period. The decrease in cash used by operations was primarily due to lower cash paid to suppliers and employees resulting from savings related to our operational transitions of our Stanley Furniture product line, increased prices on our Young America product line and proceeds from the Continued Dumping and Subsidy Offset Act. These improvements were partially offset by a decrease in cash received from customers due to lower sales and reduced income tax refunds.
Net cash provided by investing activities was $600,000 in the 2011 period compared to $567,000 in 2010. Sale of assets provided $1.5 million in the first half of 2011, and we invested $834,000 in normal capital expenditures. We have increased our projected capital expenditures for 2011 to an anticipated range of $3.5 to $4.0 million as we begin a strategic investment program in our operations to improve our ability to service our customers and lower cost.
Cash provided by financing activities in the 2011 period was $1.9 million compared to cash used by financing activities in the 2010 period of $10.9 million. Cash was provided by proceeds from loans against the cash value of insurance policies. Cash was used in 2010 to pay down senior notes.
Continued Dumping and Subsidy Offset Act (CDSOA)
We received CDSOA proceeds of $1.1 million during the second quarter of 2011. In previous years we recorded income of $1.6 million, $9.3 million, and $11.5 million in 2010, 2009, and 2008, respectively, from CDSOA payments and other related payments, net of legal expenses. These payments came from the case involving Wooden Bedroom Furniture imported from China. The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection (CBP) for imports covered by antidumping duty orders entering the United States through September 30, 2007 to qualified affected domestic producers. Antidumping duties for merchandise entering the U.S. after September 30, 2007 remain with the U.S. Treasury.
Approximately $152 million of CDSOA funds that otherwise would have been available for distribution to qualifying affected domestic producers of wooden bedroom furniture were withheld by the government over the past five years as a result of two court cases involving challenges to the CDSOA on constitutional grounds. In 2009, the U.S. Court of Appeals for the Federal Circuit determined in one of those cases that the CDSOA does not violate the Constitution’s free speech and equal protection guarantees. In May 2010, the U.S. Supreme Court denied a petition for certiorari that sought review of the Federal Circuit’s decision. In 2010, the Federal Circuit also summarily dismissed the constitutional claims in the second of the two court cases. Other CDSOA-related cases specific to wooden bedroom furniture are pending before the U.S. Court of International Trade. The funds received during the second quarter of 2011 were previously withheld due to pending litigation and then released following the dismissal of several of these constitutional claims. The resolution of these remaining cases will have a significant impact on the amount of CDSOA funds that may be distributed to qualifying affected domestic producers of wooden bedroom furniture. Based on our allocation of the CDSOA funds distributed in each of the past five years, we could receive an additional $40 million of the remaining funds set aside by the government, although the extent to which and when such distributions ultimately may be received is uncertain. The fact that some claims were dismissed and funds distributed during the second quarter of 2011 is not an indication that the remaining funds withheld due to litigation will be distributed in the future.
According to CBP, as of October 1, 2010, approximately $13 million in duties had been secured by cash deposits and bonds on unliquidated entries of wooden bedroom furniture that are subject to the CDSOA, and this amount is potentially available for distribution under the CDSOA to eligible domestic manufacturers in connection with the case involving wooden bedroom furniture imported from China. The amount ultimately distributed will be impacted by the annual administrative review process, which can retroactively increase or decrease the actual duties owed on entries secured by cash deposits and bonds, and by appeals concerning the results of the annual administrative reviews. Assuming that such funds are distributed and that our percentage allocation in future years is the same as it was for the 2010 distribution (approximately 30% of the funds distributed) and the $13 million collected by the government as of October 1, 2010 does not change as a result of the annual administrative review process or otherwise, we could receive approximately $1 to $4 million in CDSOA funds in addition to the funds held back and withheld pending the final resolution of the court cases discussed above.

Recently, CBP disclosed that as of April 30, 2011, $9.4 million in collected duties was potentially available for disbursement in 2011 to eligible domestic manufacturers of wooden bedroom furniture. CBP noted that the final amounts available for distribution in 2011 may be higher or lower than the preliminary amounts due to liquidations, reliquidations, protests, or other events affecting entries. Presumably, this amount, at least in part, came from the security held by CBP as of October 1, 2010, but CBP has not updated the amount of duties that remain secured by cash deposits and bonds on unliquidated entries of wooden bedroom furniture. CBP also has not announced what percentage of 2011 distributions might be set aside by the government as a result of litigation concerning the CDSOA. Assuming our percentage allocation in 2011 is the same as it was for the 2010 distribution and the 2011 preliminary CDSOA amount does not change and is actually distributed, we expect to receive approximately $1 million in the fourth quarter of 2011. To the extent these funds come from the security held by CBP as of October 1, 2010, the $1 to $4 million in CDSOA funds discussed in the preceding paragraph would be reduced.
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
Forward-Looking Statements
Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include our success in profitably producing Young America products in our domestic manufacturing facility, disruptions in offshore sourcing including those arising from supply or distribution disruptions or those arising from changes in political, economic and social conditions, as well as laws and regulations, in countries from which we source products, international trade policies of the United States and countries from which we source products, the inability to raise prices in response to inflation and increasing costs, lower sales due to worsening of current economic conditions, the cyclical nature of the furniture industry, failure to anticipate or respond to changes in consumer tastes and fashions in a timely manner, business failures or loss of large customers, competition in the furniture industry including competition from lower-cost foreign manufacturers, our success in transitioning our adult product line to offshore vendors, the inability to obtain sufficient quantities of quality raw materials in a timely manner, environmental, health, and safety compliance costs, and extended business interruption at our manufacturing facility. In addition, we have made certain forward looking statements with respect to payments we expect to receive under the Continued Dumping and Subsidy Offset Act, which are subject to the risks and uncertainties described in our discussion of those payments that may cause the actual payments to differ materially from those in the forward looking statements. Any forward-looking statement speaks only as of the date of this filing, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.
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

3.2	By-laws of the Registrant as amended (incorporated by reference to Exhibit 3 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed February 3, 2010).

31.1	Certification by Glenn Prillaman, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification by Micah S. Goldstein, our Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Glenn Prillaman, our Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Micah S. Goldstein, our Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

101	XBRL Related Items (1)

(1)	Filed herewith
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 20, 2011	STANLEY FURNITURE COMPANY, INC.
	By:	/s/ Micah S. Goldstein
Micah S. Goldstein
Chief Financial Officer (Principal Financial and Accounting Officer)