Form 10-K
period 2011-12-31
STANLEY FURNITURE CO INC.
filed 2012-01-31
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number 0-14938

STANLEY FURNITURE COMPANY, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	54-1272589
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4100 Mendenhall Oaks Parkway, Suite 200, High Point, North Carolina, 27265

(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (276) 627-2010

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.02 per share	Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:     Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:     Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.504 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act, (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing price on June 30, 2011: $57 million.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of January 29, 2012:

Common Stock, par value $.02 per share	14,524,015
(Class of Common Stock)	Number of Shares

Documents incorporated by reference: Portions of the Registrant’s Proxy Statement for our Annual Meeting of Stockholders scheduled for April 18, 2012 are incorporated by reference into Part III.

Stanley Furniture Company, Inc.

PART I

Item 1. Business

General

We are a leading designer, manufacturer and importer of wood furniture in the premium segment of the residential market. We offer two major product lines that diversify us across all major style and product categories within our segment. Our fashion furniture line for the adult market is sold under the Stanley Furniture brand while our children’s furniture is sold under the Young America brand. Our product depth and extensive style selection makes us a complete wood furniture resource for retailers and interior designers serving the upscale consumer. To support our customers and cater to the specific factors which drive consumer demand for our two branded product lines, we have implemented distinct operating strategies for each brand. An import model serves the demands of the Stanley Furniture customer, while a domestic manufacturing model supports Young America.

Products

Our Stanley Furniture brand, is marketed as upscale home furnishings which differentiate from other products in the market through styling and finish execution as well as wide selections for the entire home including dining, bedroom, home office, home entertainment, and accent items. We believe the end consumer for the Stanley Furniture brand is typically a mature, affluent consumer who values the interior aesthetics of her home.

Our Young America brand is marketed as the trusted brand for child safety. Controlling its production in our North Carolina manufacturing facility allows us to proudly market a product “Made in the USA”, which we believe our customers associate with a higher level of product safety and quality. Additionally, certain products have achieved third party certifications for both indoor air quality and product safety. Product selection through color and choice also differentiate the Young America brand and attract the consumer wishing to customize her purchase and make an investment in furniture that grows with her child from crib to college and beyond. While the typical consumer purchasing Young America is a parent between the ages of 25 and 40, grandparents are often involved in the purchase.

We believe that the diversity of our product lines enables us to anticipate and address changing consumer preferences and provide retailers a complete wood furniture resource in the premium segment. We believe that our products represent good value and that the quality and design of our furniture combined with our broad selection and dependable service differentiates our products in the marketplace.

We provide products in a variety of woods and finishes. Our products are designed to appeal to a broad range of consumer tastes in the premium segment and cover all major style categories including traditional, continental, contemporary, transitional and cottage designs.

We continually design and develop new styles to replace those discontinued and, if desired, to expand our product lines. Our product design process begins with marketing personnel identifying customer preferences and marketplace trends and conceptualizing product ideas. A variety of sketches are produced, usually by company designers, from which prototype furniture pieces are built for review prior to full-scale engineering and production. We consult with our marketing and operations personnel, core suppliers, independent sales representatives and selected customers throughout this process and introduce our new product designs primarily at the fall and spring international furniture markets.

Distribution

We have developed a broad domestic and international customer base and sell our furniture mainly through independent sales representatives to independent furniture stores, interior designers, smaller specialty retailers, regional furniture chains, buying clubs and e-tailers. We believe this broad network reduces exposure to fluctuations in regional economic conditions and allows us to capitalize on emerging channels of distribution. We offer tailored marketing programs to address each specific distribution channel.

The primary marketing practice followed in the furniture industry is to exhibit products at international and regional furniture markets. In the spring and fall of each year, a furniture market is held in High Point, North Carolina, which is attended by the majority of our retail customer base and is regarded by most of the industry as the most important international market. We utilize showroom space at this market to introduce new products, increase retail placements of existing products and test concepts for future products and services.

In 2011, we sold product to approximately 2,300 customers and recorded approximately 11% of our sales from international customers. No single customer accounted for more than 10% of our sales in 2011 and no part of the business is dependent upon a single customer, the loss of which would have a material effect on our business. The loss of several major customers could have a material impact on our business.

Manufacturing and Offshore Sourcing

In 2010, we announced a change in strategy in our manufacturing and sourcing for each of our brands. We believe this move better aligns the operations and associated cost structures with the driving forces of demand for each product line.

Stanley Furniture

We ceased manufacturing at our Stanleytown, Virginia facility in December 2010 completing the transformation of the Stanley Furniture product line to a completely sourced operations model in 2011. With this transition, we developed a support organization in Asia to manage vendor relationships, sourcing decisions, engineering and quality control. While we operate solely as a purchaser, we maintain a presence in each of our partners’ factories.

We are subject to the usual risks inherent in importing products manufactured abroad, including, but not limited to, supply disruptions and delays, currency exchange rate fluctuations, economic and political developments and instability, as well as the laws, policies and actions of foreign governments and the United States affecting trade, including tariffs.

Our Stanley Furniture product line is imported from a small number of specialized furniture manufacturers in Southeast Asia, primarily in Indonesia and Vietnam. A sudden disruption in our supply chain from any of our strategic vendors could significantly compromise our ability to fill customer’s orders. If a disruption were to occur, we believe we would have sufficient inventory to meet a portion of demand for approximately three to four months. We believe that we could source any impacted products from other strategic suppliers but could potentially experience service gaps and short-term increases in cost.

We enter into standard purchase arrangements with certain overseas suppliers for finished goods inventory to support our Stanley Furniture product line. The terms of these arrangements are customary for our industry and do not contain any long-term purchase obligations. We generally negotiate firm pricing with our foreign suppliers in U.S. Dollars for a term of one year. We accept exposure to exchange rate movement after this period and do not use any derivative instruments to manage currency risk. We generally expect to recover any substantial price increases from these suppliers in the price we charge for these goods.

Young America

In 2011, we continued our efforts to improve operations in our Robbinsville, North Carolina manufacturing facility to support the Young America product line as the trusted brand for child safety, color and choice, quick delivery, and quality to better differentiate our children’s furniture in the marketplace. Late in 2010, we completed the consolidation of all Young America manufacturing into this facility and have since focused our efforts and capital on modernizing and automating the factory.

Domestic manufacturing supports our product and distribution strategy allowing us to drive continuous improvement in product safety, quality and customer service, while offering maximum choice and customization with minimum inventory. Our domestic manufacturing strategy includes:

•	Smaller, more frequent and cost-effective production runs,

•	Standardized engineering to improve quality and lower cost,

•	Identification and elimination of manufacturing bottlenecks and waste,

•	Use of cellular manufacturing in the production of components, and

•	Improved relationships with a core group of suppliers.

In addition, we continue to involve all personnel and vendor partners in the improvement of the manufacturing, assembly and finishing processes by encouraging an open and collaborative environment that embraces continuous improvement.

Warehousing and Delivery

We warehouse Young America products in our manufacturing facility in North Carolina and lease three warehouse facilities to support the Stanley Furniture product line. We consider our facilities to be generally modern, well equipped and well maintained.

Production of our two product lines is scheduled based upon both actual and forecasted demand. To support our service objectives, we plan to maintain a higher inventory of imported products compared to those manufactured domestically. We ship the majority of orders within 30 days from receipt of order. Our backlog of unshipped orders was $11.6 million at December 31, 2011 and $11.0 million at December 31, 2010.

Raw Materials

Virtually all raw materials we use support the domestic manufacturing of our Young America product line. The principal materials used include lumber, plywood, veneers, particle board, hardware, glue, finishing materials, glass products, laminates, and metals. We use two main species of lumber: poplar and maple. Domestic lumber availability and prices fluctuate over time based primarily on supply and demand.

Our five largest raw material suppliers accounted for approximately 51% of our purchases in 2011. We believe we keep adequate inventory of lumber and other supplies to maintain production levels. We believe that our sources of supply for these materials are adequate and that we are not dependent on any one supplier.

Competition

The furniture industry is highly competitive and includes a large number of competitors, none of which dominates the market. In addition, competition has significantly increased as the industry’s worldwide manufacturing capacity remains relatively underutilized due to a lack of demand driven by the ongoing economic recession and its impact on housing. Significant manufacturing capacity was added during the housing boom that our economy experienced pre-recession. This excess capacity has created intense downward price pressure as industry participants attempt to generate sales to better utilize their manufacturing capacity. The vast majority of our competitors own manufacturing facilities abroad or source finished goods from Asian suppliers.

The markets in which we compete include a large number of relatively small manufacturers. However, certain competitors have substantially greater sales volume and financial resources compared to us. Competitive factors in the premium segment include design, quality, service, selection, price, and for our Young America brand, child safety. We believe the changes to our operational strategy, our long-standing customer relationships and customer responsiveness, our consistent support of high-quality and diverse product lines, and our mixture of youth and experience in our management team are all competitive advantages.

Associates

At December 31, 2011, we employed 540 associates domestically and 55 associates overseas. We consider our relationship with our associates to be good. None of our associates are represented by a labor union.

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

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include our success in profitably producing Young America products in our domestic manufacturing facility, disruptions in foreign sourcing including those arising from supply or distribution disruptions or those arising from changes in political, economic and social conditions, as well as laws and regulations, in countries from which we source products, international trade policies of the United States and countries from which we source products, lower sales due to worsening of current economic conditions, the cyclical nature of the furniture industry, business failures or loss of large customers, the inability to raise prices in response to inflation and increasing costs, failure to anticipate or respond to changes in consumer tastes and fashions in a timely manner, competition in the furniture industry including competition from lower-cost foreign manufacturers, the inability to obtain sufficient quantities of quality raw materials in a timely manner, environmental, health, and safety compliance costs, failure or interruption of our information technology infrastructure, limited use of operating loss carry forwards due to ownership change and extended business interruption at our manufacturing facility. In addition, we have made certain forward looking statements with respect to payments we expect to receive under the Continued Dumping and Subsidy Offset Act, which are subject to the risks and uncertainties described in our discussion of those payments that may cause the actual payments to differ materially from those in the forward looking statements. Any forward-looking statement speaks only as of the date of this filing, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

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

4100 Mendenhall Oaks Parkway, Suite 200

High Point, North Carolina 27265

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

Our strategic decision to transition our Young America children’s furniture product line from a blended manufacturing base comprised of both our own domestic factories and foreign sources to a completely domestic manufacturing platform utilizing only our Robbinsville, NC facility has, and will in the near term, increase our capital investment requirements and operating expenses. If we are not successful in the implementation of this strategy, we may experience disruptions to our operations that may result in a decline in revenues and liquidity; and an increase in our operating expenses.

We believe our decision to manufacture all children’s furniture products in our North Carolina facility was necessary to regain control of our entire production process and position and differentiate the Young America brand through product safety, color and choice, quick delivery and the cache that products “Made in USA” bring at retail in our premium segment. This transition has increased operating expenses due to the disruption caused by the transition of approximately one-third of our Young America product line from overseas sources to our domestic manufacturing facility. We expect long-term benefits as we distinguish our Young America product line from overseas competition in the marketplace. If we are unsuccessful in implementing this strategy and do not lower our overall operating expenses through process improvements and capital investments, we may experience disruptions in our operations that may result in a decline in revenues and liquidity and an increase in operating expenses.

We may experience asset impairment or other charges, as well as a decrease in revenues, if our strategy to improve operating efficiencies to achieve a profitable Young America product line is not successful or if our marketing strategy for this product line is unsuccessful.

If we do not achieve operating efficiencies sufficient to profitably manufacture our Young America product line domestically, or if our marketing strategy for this product line is unsuccessful, we may need to reposition our Young America product line, consider closing our Robbinsville facility and transition the manufacturing of Young America products to other sources, or we may need to cease production of our Young America product line altogether. In this event, we could experience asset impairment or other restructuring charges. In addition, if any of these actions are necessary, they could affect our ability to meet product demand which may in turn negatively impact customer relations and result in loss of market share.

As a result of our reliance on foreign sourcing for our Stanley Furniture product line:

•	Our ability to service customers could be adversely affected and result in lower sales, earnings and liquidity.

Our supply of goods could be interrupted for a variety of reasons. A natural disaster or other causes of physical damage to any one of our sourcing partners’ factories could interrupt production for an extended period of time. Our sourcing partners may not supply goods that meet our manufacturing, quality or safety specifications, in a timely manner and at an acceptable price. We may reject goods that do not meet our specifications, requiring us to find alternative sourcing arrangements at a higher cost, or may force us to discontinue the product. Also, delivery of goods from our foreign sourcing partners may be delayed for reasons not typically encountered with domestic manufacturing or sourcing, such as shipment delays caused by customs or labor issues.

•	Our ability to properly forecast consumer demand on product with extended lead times could result in lower sales, earnings and liquidity.

Our use of foreign sources exposes us to risks associated with forecasting future demand on product with extended order lead time. Extended order lead times may adversely affect our ability to respond to sudden changes in demand, resulting in the purchase of excess inventory in the face of declining demand, or lost sales due to insufficient inventory in the face of increasing demand, either of which would also have an adverse effect on our sales, earnings and liquidity.

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

Although we have no single customer representing 10% or more of our total annual sales, the possibility of business failures, or the loss, of large customers could result in a decrease of our future sales and earnings. Lost sales may be difficult to replace and any amounts owed to us may become uncollectible.

We may not be able to maintain or to raise prices in response to inflation and increasing costs.

Future market and competitive pressures may prohibit us from successfully raising prices to offset increased costs of finished goods, raw materials, freight and other inflationary items. This could lower our earnings.

Failure to anticipate or respond to changes in consumer tastes and fashions in a timely manner could result in a decrease in our sales and earnings.

Residential furniture is a fashion business based upon products styled for a changing marketplace and is sometimes subject to rapidly changing consumer trends and tastes. If we are unable to predict or respond to changes in these trends and tastes in a timely manner, we may lose sales and have to sell excess inventory at reduced prices. This could lower our sales and earnings.

We may not be able to sustain current sales and earnings due to the actions and strength of our competitors.

The furniture industry is very competitive and fragmented. We compete with many domestic and overseas manufacturers. Competition from overseas producers has increased dramatically in recent years, with most residential wood furniture sold in the United States now coming from imports. These overseas producers typically have lower selling prices due to their lower operating costs and often replicate our designs closely enough to attract a portion of our customer base, but not closely enough to warrant legal action that would result in any substantial effect towards thwarting this practice. In addition, some competitors have greater financial resources than we have and often offer extensively advertised, highly promoted products. As a result, we are continually subject to the risk of losing market share, which may lower our sales and earnings.

We may not be able to obtain sufficient quantities of quality raw materials in a timely manner, which could result in a decrease in our sales and earnings.

Because we are dependent on outside suppliers for all of our raw material needs, we must obtain sufficient quantities of quality raw materials from our suppliers at acceptable prices and in a timely manner. We have no long-term supply contracts with our key suppliers. Unfavorable fluctuations in the price, quality and availability of these raw materials could negatively affect our ability to meet the demands of our customers and could result in a decrease in sales and earnings.

Future cost of compliance with environmental, safety and health regulations could reduce our earnings.

We are subject to federal, state and local laws and regulations in the areas of safety, health and environmental protection. The timing and ultimate magnitude of costs for compliance with environmental, health and safety regulations are difficult to predict and could reduce our earnings.

Our business and operations would be adversely impacted in the event of a failure or interruption of our information technology infrastructure.

The proper functioning of our information technology infrastructure is critical to the efficient operation and management of our business. If our information technology systems fail or are interrupted, our operations may be adversely affected and operating results could be harmed. Over the next two years, we are pursuing an initiative to improve our information technology infrastructure. These changes may be costly and disruptive to our operations, and could impose substantial demands on management time and resources. Our information technology systems, and those of third parties providing service to us, may also be vulnerable to damage or disruption caused by circumstances beyond our control. These include catastrophic events, power anomalies or outages, natural disasters, computer system or network failures, viruses or malware, physical or electronic break-ins, unauthorized access and cyber attacks. Any material disruption, malfunction or similar challenges with our information technology infrastructure, or disruptions or challenges relating to the transition to new processes, systems or providers, could have a material adverse effect on the operation of our business and our results of operations.

An “ownership change” could limit the use of our net operating loss carry forwards and decrease a potential acquirer’s valuation of our business, both of which could decrease our liquidity and earnings.

If an “ownership change” occurs pursuant to applicable statutory regulations, we are potentially subject to limitations on the use of our net operating loss carry forwards which in turn could adversely impact our future liquidity and profitability. The limitations triggered by an “ownership change” could also decrease a potential acquirer’s valuation of our business and discourage a potential acquirer. In general, an “ownership change” would occur if there is a cumulative change in the ownership of our common stock of more than 50 percentage points by one or more “5% shareholders” during a three-year test period.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Set forth below is certain information with respect to our principal properties. We believe that all these properties are well maintained and in good condition. A majority of our production and distribution facilities are equipped with automatic sprinkler systems and modern fire protection equipment, which we believe are adequate. All facilities set forth below are active and operational. Production capacity and the utilization of our Robbinsville manufacturing facilities is difficult to quantify as we continue to modernize and increase its available capacity.

		Approximate		Owned
		Facility Size		or
Location	Primary Use	(Square Feet)		Leased
Stanleytown, VA	Warehouse and Office Space	950,000	(1)	Leased
Robbinsville, NC	Manufacturing/ Distribution	562,100		Owned
Martinsville, VA	Distribution	300,000		Leased
High Point, NC	Office Space	5,600		Leased
High Point, NC	Showroom	51,000		Leased
Vietnam	Distribution	50,000		Leased
(1)	Distribution utilization as of December 31, 2011 was approximately 75% of leased square footage. We expect to be at approximately 50% by the end of the first half of 2012.

Item 3. Legal Proceedings

In the normal course of business, we are involved in claims and lawsuits none of which currently, in our opinion, will have a material adverse affect on our consolidated financial statements.

Item 4. (Removed and Reserved)

Executive Officers of the Registrant

Our executive officers and their ages as of January 1, 2012 are as follows:

Name	Age	Position
Glenn Prillaman	40	President and Chief Executive Officer
Micah S. Goldstein	41	Chief Operating and Financial Officer

Glenn Prillaman has been President, Chief Executive Officer since February 2010. Mr. Prillaman was President and Chief Operating Officer from August 2009 until February 2010. He was our Executive Vice President – Marketing and Sales from September 2008 until August 2009. He held the position of Senior Vice President – Marketing and Sales from September 2006 until September 2008 and was our Senior Vice President – Marketing/Sales – Young America® from August 2003 to September 2006. Mr. Prillaman held various management positions in product development from June 1999 to August 2003.

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

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011			2010
	High	Low	Dividends Paid	High	Low	Dividends Paid
First Quarter	$6.13	$3.15	—	$11.12	$7.50	—
Second Quarter	5.87	4.04	—	11.14	4.01	—
Third Quarter	4.75	2.90	—	4.29	3.35	—
Fourth Quarter	3.60	2.50	—	4.00	2.98	—

As of January 20, 2012, we have approximately 2,300 beneficial stockholders. On January 28, 2009, our Board of Directors voted to suspend quarterly cash dividend payments. Our dividend policy and the decision to suspend dividend payments is subject to review and revision by the Board of Directors and any future payments will depend upon our financial condition, our capital requirements and earnings, as well as other factors the Board of Directors may deem relevant.

Performance Graph

The following graph compares cumulative total stockholder return for our company with a broad performance indicator, the Nasdaq Market index (an industry index) and a Peer group index for the period from December 31, 2006 to December 31, 2011.

(1)

The graph shows the cumulative total return on $100 invested at the market close on December 31, 2006, the last trading day in 2006, in common stock or the specified index, including reinvestments of dividends.

(2)	Nasdaq Market Index as prepared by Zacks Investment Research, Inc.
(3)

Household Furniture Index as prepared by Zacks Investment Research, Inc. consists of SIC Codes 2510 and 2511. At January 14, 2012, Zacks Investment Research, Inc. reported that these two SIC Codes consisted of Bassett Furniture Industries, Inc., Chromcraft Revington, Inc., Dorel Industries, Inc., Ethan Allen Interiors, Inc., Flexsteel Industries, Inc., Furniture Brands International, Inc., Hooker Furniture Corporation, Industrie Natuzzi ADR, Krause’s Furniture, Inc., La-Z-Boy, Inc., Leggett & Platt, Inc., Rowe Companies, Sealy Corp., Select Comfort Corp., Stanley Furniture Company, Inc. and Tempur Pedic International, Inc. We have selected the Household Furniture Index because Peer Group Index we have previously used consisting of SIC Codes 2511 and 2512, now only consists of three companies other than Stanley Furniture Company, Inc. .

(4)

Previous Peer Group Index as prepared by Zacks Investment Research, Inc. consists of SIC Codes 2511 and 2512. At January 14, 2012, Zacks Investment Research, Inc. reported that these two SIC Codes consisted of Bassett Furniture Industries, Dorel Industries, Inc., Ethan Allen Interiors, Inc. and Stanley Furniture Company, Inc.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of December 31, 2011:

	September 30,	September 30,	September 30,
	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	1,814,956	$6.39	178,696

Item 6. Selected Financial Data

		September 30,		September 30,		September 30,	September 30,	September 30,
	Years Ended December 31,
	2011		2010		2009		2008	2007
	(in thousands, except per share data)
Income Statement Data:
Net sales		$104,646		$137,012		$160,451	$226,522	$282,847
Cost of sales (1)		92,175		153,115		158,695	197,995	240,932

Gross profit (loss)		12,471		(16,103)		1,756	28,527	41,915
Selling, general and administrative expenses (2)		19,250		20,625		26,666	32,375	34,578
Goodwill impairment charge				9,072
Pension plan termination charge								6,605

Operating income (loss)		(6,779)		(45,800)		(24,910)	(3,848)	732
Income from Continued Dumping and Subsidy Offset Act, net		3,973		1,556		9,340	11,485	10,429
Other income, net		112		25		160	308	265
Interest expense, net		2,330		3,534		3,703	3,211	2,679

Income (loss) before income taxes		(5,024)		(47,753)		(19,113)	4,734	8,747
Income taxes (benefit)		1		(3,963)		(7,362)	998	2,845

Net income (loss)		$(5,025)		$(43,790)		$(11,751)	$3,736	$5,902

Basic Earnings (loss) Per Share:
Net income (loss)		$(.35)		$(4.11)		$(1.14)	$.36	$.56

Weighted average shares		14,345		10,650		10,332	10,332	10,478

Diluted Earnings (loss) Per Share:
Net income (loss)		$(.35)		$(4.11)		$(1.14)	$.36	$.55

Weighted average shares		14,345		10,650		10,332	10,332	10,677

Cash dividends paid per share	$		$		$		$.40	$.40

Balance Sheet and Other Data:
Cash		$15,700		$25,532		$41,827	$44,013	$31,648
Inventories		31,084		25,695		37,225	47,344	58,086
Working capital		46,066		52,769		87,277	97,059	91,852
Total assets		80,608		88,396		150,462	165,871	173,731
Capital leases		852
Long-term debt including current maturities						27,857	29,286	30,714
Stockholders’ equity		57,040		61,795		92,847	103,108	102,851
Capital expenditures		$4,352		$857		$2,621	$2,261	$3,951

(1)

Included in cost of sales in 2011 are restructuring and related charges of $416,000 for the conversion of the Stanleytown manufacturing facility to a warehouse and distribution center, the sale of the Martinsville, Virginia facility and other restructuring related cost. Included in 2010 cost of sales is $10.4 million for accelerated depreciation and restructuring and related charges, also related to the Stanleytown facility conversion. Included in cost of sales in 2009 is $5.2 million for restructuring and related charges for a warehouse consolidation, elimination of certain positions, and a write-down of inventories. Included in cost of sales in 2008 is $5.9 million for the consolidation of two manufacturing facilities into one. Included in cost of sales in 2007 is $3.6 million for the conversion of a manufacturing facility to a warehouse operation.

(2)	Included in selling, general and administrative expenses in 2009 is $876 thousand and in 2008 is $1.4 million of restructuring charges.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Significant declines in housing activity, consumer confidence and disposable income have led to depressed consumer demand for residential furniture. We began to see signs of this slowdown in early 2005 and it intensified through the early part of 2011 when demand began to show signs of stabilizing. As a result, our revenues have declined dramatically over this time period. In response to these deteriorating industry conditions, we took several significant steps over the last five years to align our cost structure and operating models with lower sales volumes.

•

During 2007 and 2008, we consolidated various production and warehousing operations to improve asset utilization and production efficiencies at our Virginia facilities. The related pre-tax restructuring cost was $3.6 million in 2007 and $7.3 million in 2008.

•

In 2009, pre-tax restructuring charges of $6.1 million were incurred for three major items. We ceased operations at our former Lexington, North Carolina warehouse facility with a $2 million pre-tax charge. The real estate was sold in early 2010. We eliminated approximately 25% of our salaried positions through a combination of early-retirement incentives and layoffs resulting in about $2 million of pre-tax charges. The remainder of about $2 million pre-tax restructuring expense was due to a write-down of inventories as a result of reducing the number of items offered in our adult product line.

•

In the second half of 2009, we began implementing a strategy to differentiate our Young America product line. This led us to shift the production of sourced items from overseas to our domestic facilities. These items were primarily youth beds and cribs. This transition began in late 2009 and our Young America children’s furniture product line is now exclusively manufactured in one facility in Robbinsville, North Carolina.

•

In 2010, we concluded that demand for products in the premium segment resulted in a unit volume below that necessary to profitably operate a facility the size of ours in Stanleytown, Virginia. Accordingly, we transitioned the manufacturing of the Stanley Furniture product line from our Stanleytown, Virginia facility to several strategic offshore vendors and ceased manufacturing operations in December 2010. A pre-tax accelerated depreciation and restructuring related cost of $10.4 million was incurred in 2010. Also in December 2010 we sold our Stanleytown, Virginia property and leased back a substantial portion for five years to accommodate our anticipated warehousing needs. Simultaneously, we sold our Martinsville, Virginia facility and leased back the facility on a rent-free basis for an initial one-year term. The Martinsville transaction was accounted for as a financing arrangement. In late 2011, we agreed to a five year lease term that commenced at the end of the rent free period, December 31, 2011.

•

In 2011, we evaluated our overall warehousing and distribution requirements for our Stanley Furniture product line. We concluded that with a distribution warehouse in Asia and our Martinsville, Virginia warehouse, we would have adequate space to service our Stanley Furniture product line. Therefore, included in the 2011 restructuring charges are $499,000 in future lease payments for the portions of the facility at Stanleytown, Virginia we no longer use. Currently we are using our leased Martinsville, Virginia facility and a portion of the leased facility at Stanleytown for domestic warehousing and distribution. We also lease a warehouse in Asia to assist with the distribution of our direct container program. During the first half of 2012, we expect to further reduce the warehouse footage required at our leased facility in Stanleytown, Virginia. This will result in an additional restructuring charge for the future lease commitment in the range of $400,000 to $600,000.

The above actions resulted in significant losses in 2009 and 2010 and to a lesser extent in 2011. However, the decisions made and changes endured during the economic downturn allowed us to shift our operational strategy so that we could respond to the demands of a new marketplace. The transition of our Stanley Furniture product line from a largely domestic operation to one that operates on an exclusively overseas manufacturing platform is now complete. Our transition away from overseas sources for our Young America product line made progress over the past year with significant improvements in our Robbinsville facility, and we believe we have dedicated the appropriate resources to improve efficiencies and processes.

We will continue to evaluate our warehousing and manufacturing capacity needs considering offshore sourcing opportunities, current and anticipated demand for our products, overall market conditions and other factors we consider relevant. Should further capacity reductions become necessary, this could cause additional restructuring charges in the future, however we remain committed to our distinct operating strategies for each product line. We will continue to focus on effective balance sheet management and cost control in 2012.

Results of Operations

2011 Compared to 2010

Net sales decreased $32.4 million, or 23.6%, in 2011 compared to 2010. The decrease was due primarily to lower unit volume. We believe the overall decline was the result of loss of market share and continued weakness in demand for residential wood furniture in the premium segment. We believe the loss of market share resulted from the transition caused by the major restructuring of our business. Partially offsetting the unit decline was higher average selling prices for our Young America products.

Gross profit in 2011 increased to $12.5 million, or 11.9% of net sales, from a loss of $16.1 million in 2010. Included in gross profit in 2011 and 2010 is $416,000 and $10.4 million, respectively, in restructuring and related charges. See Note 8 of the Notes to the Consolidated Financial Statements for further details on restructuring and related charges. The remaining improvement in gross profit for 2011 compared to 2010 resulted primarily from the Stanley product line operating with a globally sourced model with little fixed cost burden. Also contributing to the improved margins was the progression of operational improvements throughout the year in Robbinsville combined with higher average selling prices for Young America.

Selling, general and administrative expenses for 2011 were $19.3 million, or 18.4% of net sales, compared to $20.6 million, or 15.1% of net sales, in 2010. The decline in this expense is primarily due to the impact that lower sales has on variable selling expenses. Partially offsetting these lower costs were increased spending on marketing related expenses to educate the consumer on the reinvention of our product lines and increased bad debt expense. The higher percentage in 2011 is primarily due to lower sales.

During the first quarter of 2010, we completed an impairment analysis of goodwill and recognized a charge of $9.1 million, the entire amount of goodwill at the time.

As a result of the above, operating loss improved to $6.8 million in 2011 compared with an operating loss of $45.8 million in 2010.

We recorded income, net of legal expenses, of $4.0 million in 2011 from the receipt of funds under the Continued Dumping and Subsidy Offset Act of 2000 (CDSOA) involving wooden bedroom furniture imported from China and other related payments compared to $1.6 million in 2010.

Interest expense in 2011 declined from 2010 due to the repayment of all outstanding debt in December 2010. Interest expense in the current year is composed of interest on insurance policy loans from a legacy deferred compensation plan and imputed interest on a lease related obligation.

Our effective tax rate for 2011 was essentially zero compared to a tax benefit rate of 8.3% in 2010. The 2011 rate is the result of using all available carry-back income and maintaining a full valuation allowance for our deferred tax assets in excess of our deferred tax liabilities. The effective tax benefit rate for 2010 was 8.3% which differs from the U.S. federal statutory rate of 35% because of the establishment of a deferred tax valuation allowance and to a lesser extent the goodwill impairment charge.

2010 Compared to 2009

Net sales decreased $23.4 million, or 14.6%, in 2010 compared to 2009. The decrease was due primarily to lower unit volume, resulting from continued weakness in demand for the premium segment of residential wood furniture, which we believe was consistent with current economic and industry trends. We also believe some loss of market share resulting from the transition caused by the major restructuring of our business contributed to the decline. Partially offsetting the unit decline was higher average selling prices for our Young America products.

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

We recorded income of $1.6 million in 2010 from the receipt of funds under the CDSOA involving wooden bedroom furniture imported from China and other related payments, net of legal expenses, compared to $9.3 million in 2009.

Interest expense for 2010 declined from 2009 due to lower average debt levels, partially offset by higher interest rates on outstanding debt.

The effective tax benefit rate for 2010 was 8.3% which differs from the U.S. federal statutory rate of 35% due primarily to the establishment of a deferred tax valuation allowance and to a lesser extent the goodwill impairment charge.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand and cash generated from operations. We expect these sources of liquidity to be adequate for ongoing expenditures and capital expenditures for the foreseeable future. We expect our ongoing efforts with our Young America product line to positively impact operating income and cash flows from operations in 2012. We believe that cash on hand will be adequate during 2012 in the event we do not generate cash from operations. In 2012, our capital projects will include continued investment to modernize our Young America manufacturing facility, investment in adequate finished goods inventory to support projected growth of our Stanley Furniture product line and the investment in systems and business intelligence tools that will allow us to convey timely, accurate and transparent information. We have the ability to delay or reduce planned capital expenditures should liquidity become more of a concern. At December 31, 2011 cash on hand was $17.3 million including $1.6 million in restricted cash.

Working capital, excluding cash and restricted cash, increased during 2011 to $28.8 million from $27.2 million on December 31, 2010. The increase was primarily the result of a build in finished goods inventory resulting from the transitioning of the Stanley Furniture product line to a completely offshore sourcing model. Partially offsetting the increase in inventories was a decrease in income tax receivables and other miscellaneous receivables.

Cash used by operations was $7.3 million in 2011 compared to cash used of $9.4 million in 2010 and $1.2 million in 2009. The decrease in cash used by operations in 2011 was primarily due to lower cash paid to suppliers and employees resulting from savings related to our operational transitions of our Stanley Furniture product line and improved operational efficiencies in our Young America product line. Also, contributing to the lower cash used from operations was higher average selling prices on our Young America product line, increased proceeds from the Continued Dumping and Subsidy Offset Act and lower interest payments. These improvements were partially offset by a decrease in cash received from customers due to lower sales and a reduction in income tax refunds. The increase in cash used by operations in 2010 was primarily due to lower receipts from customers due to lower sales and higher cash paid to suppliers and employees due to manufacturing inefficiencies, the incremental cost of transitioning approximately one-third of our Young America product line revenues from overseas into domestic facilities, and inefficiencies associated with ceasing production at our Stanleytown facility. Partially offsetting this increase was the receipt of tax refunds and increased prices on our Young America product line.

Net cash used by investing activities was $4.4 million in 2011 compared to cash provided of $4.8 million in 2010 and cash used of $1.3 million in 2009. Included in 2011 activity was a $1.6 million transfer of cash to restricted cash to secure letters of credit. Sale of assets provided cash of $1.6 million, $5.7 million and $1.3 million in 2011, 2010 and 2009, respectively. During 2011, we began a strategic investment program in our Young America operations which should improve our ability to service our customers and lower our costs. We invested $4.4 million in capital expenditures in 2011 compared to $857,000 in 2010 and $2.6 million in 2009. Capital expenditures in 2012 are anticipated to be approximately $4.0 million in support of the strategic investment in our Robbinsville, North Carolina manufacturing facility and we plan to invest approximately $3.0 million over the next two years in new systems.

Net cash provided by financing activities was $1.9 million in 2011 compared to cash used of $11.7 million in 2010 and cash provided of $318,000 in 2009. In 2011, proceeds from insurance policy loans provided cash of $2.0 million. In 2010, cash of $27.9 million was used to retire outstanding debt. Cash proceeds of $11.8 million (net of expenses) were received from the issuance of 4 million shares of our common stock. Proceeds of $2.4 million were received from the sale of our Martinsville, Virginia facility which was accounted for as a financing obligation. In 2009, proceeds from insurance policy loans were partially offset by debt service on outstanding debt.

The following table sets forth our contractual cash obligations and other commercial commitments at December 31, 2011 (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payment due or commitment expiration
	Total	Less Than 1 year	2-3 years	4-5 years	Over 5 years
Contractual cash obligations:
Postretirement benefits other than pensions(1)	$3,465	$370	$651	$562	$1,882
Operating leases	5,489	1,357	2,647	1,485
Capital lease	894	147	294	294	159

Total contractual cash obligations	$9,848	$1,874	$3,592	$2,341	$2,041

Other commercial commitments:
Letters of credit	$1,587	$1,587

(1)

The RP-2000 Combined Health Mortality Table with generational mortality improvements were used in estimating future benefit payments, and the health care cost trend rate for determining payments is 9.0% for 2011 and gradually declines to 5.5% in 2018 where it is assumed to remain constant for the remaining years.

Not included in the above table is unrecognized tax benefits of $650,000, due to the uncertainty of the date of occurrence.

Continued Dumping and Subsidy Offset Act (CDSOA)

We received proceeds of $4.0 million, $1.6 million, and $9.3 million in 2011, 2010, and 2009, respectively, from CDSOA payments and other related payments, net of legal expenses. These payments came from the antidumping case involving Wooden Bedroom Furniture imported from China. The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection (CBP) for imports covered by antidumping duty orders entering the United States through September 30, 2007 to qualified affected domestic producers. Antidumping duties for merchandise entering the U.S. after September 30, 2007 remain with the U.S. Treasury.

Approximately $152 million of CDSOA funds that otherwise would have been available for distribution to qualifying affected domestic producers of wooden bedroom furniture were withheld by the government over the past five years, excluding 2011, as a result of two court cases involving challenges to the CDSOA on constitutional grounds. In 2009, the U.S. Court of Appeals for the Federal Circuit determined in one of those cases that the CDSOA does not violate the Constitution’s free speech and equal protection guarantees. In May 2010, the U.S. Supreme Court denied a petition for certiorari that sought review of the Federal Circuit’s decision. In 2010, the Federal Circuit also summarily dismissed the constitutional claims in the second of the two court cases. Other CDSOA-related cases specific to wooden bedroom furniture are pending before the U.S. Court of International Trade and the Federal Circuit. During the second quarter of 2011, we received $1.2 million in funds that were previously withheld due to pending litigation and then released following the dismissal of several of these constitutional claims. Also, for distributions made in the fourth quarter 2011 the government did not withhold any funds related to these remaining cases. The resolution of these remaining cases will have a significant impact on the amount of CDSOA funds that may be distributed to qualifying affected domestic producers of wooden bedroom furniture. Based on our allocation of the CDSOA funds distributed in each of the past six years, we could receive an additional $40 million of the remaining funds set aside by the government, although the extent to which and when such distributions ultimately may be received is uncertain. The fact that some claims were dismissed and funds distributed during the second quarter of 2011 and the fact that no funds were withheld from the fourth quarter 2011 distribution are not necessarily indications that the remaining funds withheld due to litigation will be distributed in the future.

According to CBP, as of October 1, 2011, approximately $9.1 million in duties had been secured by cash deposits and bonds on unliquidated entries of wooden bedroom furniture that are subject to the CDSOA, and this amount is potentially available for distribution under the CDSOA to eligible domestic manufacturers in connection with the case involving wooden bedroom furniture imported from China. The amount ultimately distributed will be impacted by appeals concerning the results of the annual administrative review process, which can retroactively increase or decrease the actual duties owed on entries secured by cash deposits and bonds, by collection efforts concerning duties that may be owed, and by any applicable legislation and CBP’s interpretation of that legislation. Assuming that such funds are distributed and that our percentage allocation in future years is the same as it was for the 2011 distribution (approximately 30% of the funds distributed) and the $9.1 million collected by the government as of October 1, 2011 does not change as a result of the annual administrative review process or otherwise, we could receive approximately $2.7 million in CDSOA funds in addition to the funds held back and withheld pending the final resolution of the court cases discussed above.

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

Allowance for doubtful accounts – We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. We perform ongoing credit evaluations of our customers and monitor their payment patterns. Should the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would reduce our earnings.

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

Deferred Taxes – We recognize deferred tax assets and liabilities based on the estimated future tax effects of differences between the financial statements and the tax basis of assets and liabilities given the enacted tax laws. We evaluate the need for a deferred tax asset valuation allowance by assessing whether it is more likely than not that the company will realize its deferred tax assets in the future. The assessment of whether or not a valuation allowance is required often requires significant judgment, including the forecast of future taxable income. Adjustments to the deferred tax valuation allowance are made to earnings in the period when such assessment is made.

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

Ite m 9A. Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, our independent public accounting firm, as stated in their report, which is included on page F-2 of this Annual Report on Form 10-K.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information related to our directors is set forth under the caption “Election of Directors” of our proxy statement (the “2012 Proxy Statement”) for our annual meeting of shareholders scheduled for April 18, 2012. Such information is incorporated herein by reference.

Information relating to compliance with section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2012 Proxy Statement and is incorporated herein by reference.

Information relating to the Audit Committee and Board of Directors’ determinations concerning whether a member of the Audit Committee of the Board is a “financial expert” as that term is defined under Item 407(d) (5) of Regulation S-K is set forth under the caption “Board and Board Committee Information” of our 2012 Proxy Statement and is incorporated herein by reference.

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

Item 11. Executive Compensation

Information relating to our executive compensation is set forth under the captions “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our 2012 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our information relating to this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of our 2012 Proxy Statement. Such information is incorporated herein by reference.

Information concerning our equity compensation plan is included in Part II of this report under the caption “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our information relating to this item is set forth under the caption “Compensation of Executive Officers – Employment Agreements and Related Transactions” and “Board and Board Committee Information” of our 2012 Proxy Statement. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Our information relating to this item is set forth under the caption “Independent Registered Public Accountants” of our 2012 Proxy Statement. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as a part of this Report:

(1)	The following consolidated financial statements are included in this report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Income for each of the three years in the period ended December 31, 2011

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2011.

Consolidated Statements of Cash Flow for each of the three years in the period ended December 31, 2011

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2011.

(b)	Exhibits:

3.1	The Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended July 2, 2005).

3.2	By-laws of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed February 3, 2010).

4.1	The Certificate of Incorporation and By-laws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1 and 3.2 hereto).

10.1	Supplemental Retirement Plan of Stanley Furniture Company, Inc., as restated effective January 1, 1993 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1993).(1)

10.2	First Amendment to Supplemental Retirement Plan of Stanley Furniture Company, Inc., effective December 31, 1995, adopted December 15, 1995 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1995).(1)

10.3	Stanley Interiors Corporation Deferred Compensation Capital Enhancement Plan, effective January 1, 1986, as amended and restated effective August 1, 1987 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (Commission File No. 0-14938), No. 33-7300).(1)

10.4	2000 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement (Commission File No. 0-14938) for the special meeting of stockholders held on August 24, 2000).(1)

10.5	Second Amendment to Supplemental Retirement Plan of Stanley Furniture Company, Inc. effective January 1, 2002 (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2002).(1)

10.6	Form of Stock Option Award under 2000 Incentive Plan (ISO) (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2004).(1)

10.7	Form of Stock Option Award under 2000 Incentive Plan (ISO/NSO) (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2004).(1)

10.8	Form of Stock Option Award under 2000 Incentive Plan (Directors) (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2004).(1)

(1)	Management contract or compensatory plan

10.9	Form of Indemnification Agreement between the Registrant and each of its Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed on September 25, 2008).

10.10	Change in Control Protection Agreement, dated December 11, 2009, by and between Stanley Furniture Company, Inc. and Glenn Prillaman (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (commission File No. 0-14938) filed on December 14, 2009).(1)

10.11	2008 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement (Commission File No. 0-14938) for the annual meeting of stockholders held on April 15, 2008).(1)

10.12	Form of Stock Option Award under 2008 Incentive Plan (Officers) (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2008).(1)

10.13	Form of Stock Option Award under 2008 Incentive Plan (Directors) (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2008).(1)

10.14	Change in Control Protection Agreement, dated August 11, 2010, by and between the Registrant and Micah Goldstein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed August 16, 2010).(1)

10.15	Amendment to the Change in Control Protection Agreement dated September 10, 2010, by and between the Registrant and Glenn Prillaman (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (Commission File No. 0-14938) filed September 16, 2010).(1)

10.16	Form of Restricted Stock Grant under 2008 Incentive Plan (1)(2)

21	List of Subsidiaries. (2)

23	Consent of PricewaterhouseCoopers LLP. (2)

31.1	Certification by Glenn Prillaman, our Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (2)

31.2	Certification by Micah S. Goldstein, our Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (2)

32.1	Certification by Glenn Prillaman, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certification by Micah S. Goldstein, our Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) condensed consolidated statements of cash flow, and (iv) the notes to the consolidated financial statements, tagged as blocks of text (2) (3)

(1)	Management contract or compensatory plan
(2)	Filed Herewith
(3)

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

STANLEY FURNITURE COMPANY, INC.

January 31, 2012	By:	/s/ Glenn Prillaman
Glenn Prillaman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael P. Haley (Michael P. Haley)	Chairman and Director	January 31, 2012

/s/ Glenn Prillaman (Glenn Prillaman)	President and Chief Executive Officer (Principal Executive Officer) and Director	January 31, 2012

/s/ Micah S. Goldstein (Micah S. Goldstein)	Chief Operating and Financial Officer and Secretary (Principal Financial and Accounting Officer) and Director	January 31, 2012

/s/ Dominic P. Dascoli (Dominic P. Dascoli)	Director	January 31, 2012

/s/ T. Scott McIlhenny, Jr. (T. Scott McIlhenny, Jr.)	Director	January 31, 2012

STANLEY FURNITURE COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

Report of Independent Registered Public Accounting Firm

To the Board of the Directors and Stockholders of Stanley Furniture Company, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Stanley Furniture Company, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Richmond, Virginia

January 31, 2012

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	September 30,
	December 31,
	2011	2010
ASSETS
Current assets:
Cash	$15,700	$25,532
Restricted Cash	1,587
Accounts receivable, less allowances of $1,051 and $1,240	10,252	9,888
Inventories:
Finished goods	27,793	20,855
Work-in-process	1,213	1,709
Raw materials	2,078	3,131

Total inventories	31,084	25,695

Prepaid expenses and other current assets	3,380	5,883
Income tax receivable		3,952
Deferred income taxes	519	1,021

Total current assets	62,522	71,971

Property, plant and equipment, net	17,590	15,980
Other assets	496	445

Total assets	$80,608	$88,396

LIABILITIES
Current liabilities:
Accounts payable	$9,963	$9,116
Accrued salaries, wages and benefits	4,378	4,805
Other accrued expenses	2,115	2,921
Lease related obligation		2,360

Total current liabilities	16,456	19,202

Deferred income taxes	519	1,021
Other long-term liabilities	6,593	6,378

Total liabilities	23,568	26,601

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 25,000,000 shares authorized, 14,524,015 and 14,344,679 shares issued and outstanding, respectively	287	287
Capital in excess of par value	14,898	14,433
Retained earnings	42,037	47,062
Accumulated other comprehensive loss	(182)	13

Total stockholders’ equity	57,040	61,795

Total liabilities and stockholders’ equity	$80,608	$88,396

The accompanying notes are an integral part

of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
	2011	2010	2009
Net sales	$104,646	$137,012	$160,451

Cost of sales	92,175	153,115	158,695

Gross profit (loss)	12,471	(16,103)	1,756

Selling, general and administrative expenses	19,250	20,625	26,666

Goodwill impairment charge		9,072

Operating loss	(6,779)	(45,800)	(24,910)

Income from Continued Dumping and Subsidy Offset Act, net	3,973	1,556	9,340
Other income, net	112	25	160
Interest income	25	3	45
Interest expense	2,355	3,537	3,748

Loss before income taxes	(5,024)	(47,753)	(19,113)

Income tax (benefit) expense	1	(3,963)	(7,362)

Net loss	$(5,025)	$(43,790)	$(11,751)

Loss per share:

Basic	$(.35)	$(4.11)	$(1.14)

Diluted	$(.35)	$(4.11)	$(1.14)

Weighted average shares outstanding:

Basic	14,345	10,650	10,332

Diluted	14.345	10,650	10,332

The accompanying notes are an integral part

of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For each of the three years in the period ended December 31, 2011

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total

Balance at December 31, 2008	10,332	$207	$1,058	$102,603	$(760)	$103,108

Net loss				(11,751)		(11,751)
Negative plan amendment, net of deferred income tax benefit of $130					209	209
Prior service cost, net of deferred income tax benefit of $326					526	526
Actuarial loss, net of deferred income tax expense of $138					(84)	(84)

Comprehensive loss						(11,100)

Stock-based compensation			839			839

Balance at December 31, 2009	10,332	207	1,897	90,852	(109)	92,847

Net loss				(43,790)		(43,790)
Prior service cost					(57)	(57)
Actuarial gain					179	179

Comprehensive loss						(43,668)

Exercise of stock options	13		116			116
Issuance of common stock	4,000	80	11,717			11,797
Stock-based compensation			703			703

Balance at December 31, 2010	14,345	287	14,433	47,062	13	61,795

Net loss				(5,025)		(5,025)
Prior service cost					(177)	(177)
Actuarial loss					(18)	(18)

Comprehensive loss						(5,220)

Fees related to issuance of common stock			(40)			(40)
Restricted stock grants	179
Stock-based compensation			505			505

Balance at December 31, 2011	14,524	$287	$14,898	$42,037	$(182)	$57,040

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Cash received from customers	$103,295	$142,481	$168,504
Cash paid to suppliers and employees	(116,763)	(158,560)	(171,349)
Cash from Continued Dumping and Subsidy Offset Act, net	4,615	2,232	7,443
Interest paid	(2,094)	(3,750)	(3,664)
Income tax refunds (payments)	3,640	8,195	(2,120)

Net cash used by operating activities	(7,307)	(9,402)	(1,186)

Cash flows from investing activities:
Increase in restricted cash	(1,587)
Capital expenditures	(4,352)	(857)	(2,621)
Proceeds from sale of assets	1,570	5,731	1,303
Other, net	(38)	(28)

Net cash provided (used) by investing activities	(4,407)	4,846	(1,318)

Cash flows from financing activities:
Repayment of senior notes		(27,857)	(1,429)
Capital lease payments	(121)
Proceeds from lease related obligation		2,360
Proceeds from exercise of stock options		116
Proceeds from issuance of common stock		11,797
Proceeds from insurance policy loans	2,003	1,845	1,747

Net cash provided (used) by financing activities	1,882	(11,739)	318

Net decrease in cash	(9,832)	(16,295)	(2,186)
Cash at beginning of year	25,532	41,827	44,013

Cash at end of year	$15,700	$25,532	$41,827

Reconciliation of net loss to net cash used by operating activities:

Net loss	$(5,025)	$(43,790)	$(11,751)
Adjustments to reconcile net loss to net cash used by operating activities:
Goodwill impairment charge		9,072
Depreciation	1,614	9,357	5,908
Amortization	29	48	86
Inventory write-down			2,077
Deferred income taxes		1,305	(177)
Stock-based compensation	505	703	839
Other, net	468	657
Changes in assets and liabilities:
Accounts receivable	(364)	5,409	6,576
Inventories	(5,389)	11,530	8,042
Prepaid expenses and other current assets	2,917	508	(10,435)
Accounts payable	847	(2,517)	397
Accrued salaries, wages and benefits	(205)	(1,667)	1,580
Other accrued expenses	(2,330)	292	(2,875)
Other assets	130	87	66
Other long-term liabilities	(504)	(396)	(1,519)

Net cash used by operating activities	$(7,307)	$(9,402)	$(1,186)

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

Earnings per Common Share

Basic earnings per share is computed based on the average number of common shares outstanding. Diluted earnings per share includes any dilutive effect of outstanding stock options and restricted stock calculated using the treasury stock method.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

We record share-based payment awards at fair value on the grant date of the awards, based on the estimated number of awards that are expected to vest. The fair value of stock options was determined using the Black-Scholes option-pricing model. The fair value of the restricted stock awards was based on the closing price of the Company’s common stock on the date of the grant.

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

Significant Risks and Uncertainties

We periodically enter into restructuring activities to reduce costs and improve the results of our business (see Note 8). While we believe that our restructuring and business optimization efforts will be successful, we cannot predict with certainty the ultimate impact on our revenues, operating costs and cash flows from operations. Our current sources of liquidity include cash on hand and cash generated from operations. We expect these sources of liquidity to be adequate for ongoing expenditures and capital expenditures for the foreseeable future. Should our restructuring efforts not result in the expected improvements to operations and cash flow, we have the ability to reduce or eliminate planned capital expenditures. However, we believe that cash on hand will be adequate during 2012 in the event we do not generate cash from operations.

2. Property, Plant and Equipment

	September 30,	September 30,	September 30,
	Depreciable
	lives	(in thousands)
	(in years)	2011	2010
Land and buildings	20 to 50	$13,896	$19,096
Machinery and equipment	5 to 12	27,277	24,780
Office furniture and equipment	3 to 10	1,168	1,168
Construction in progress		2,116	1,139

Property, plant and equipment, at cost		44,457	46,183
Less accumulated depreciation		26,867	30,203

Property, plant and equipment, net		$17,590	$15,980

In early 2010, we sold our Lexington, North Carolina warehouse facility, which was closed in 2009. In December 2010 we sold our Stanleytown, Virginia facility. We leased back a substantial portion of the Stanleytown facility for a five year term that started in January 2011 and is accounted for as an operating lease.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Property, Plant and Equipment (continued)

During December 2010 we sold and leased back our Martinsville facility for one year starting in January 2011. Because we were leasing the building, but not required to pay rent, the building remained on the books at cost, and a lease-related obligation was recorded equal to the proceeds received. During the rent free period we recorded interest expense on the obligation at an incremental borrowing rate of 4.5% and increased the lease-related obligation by the same amount. At the end of the rent free period, December 31, 2011, we recognized the sale of the property and recorded $674,000 as a gain on the sale.

3. Goodwill

During the first quarter of 2010, we determined that indicators existed based on our first quarter loss and restructuring plans. Upon completing an impairment analysis as of April 3, 2010, taking into account the restructuring, an impairment charge of $9.1 million, the entire amount of goodwill was recognized.

4. Income Taxes

The provision for income tax expense (benefit) consists of (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Current:
Federal	$32	$(5,605)	$(6,398)
State	(31)	27	(329)

Total current	1	(5,578)	(6,727)

Deferred:
Federal		1,476	(569)
State		139	(66)

Total deferred		1,615	(635)

Income tax expense (benefit)	$1	$(3,963)	$(7,362)

A reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate follows:

	September 30,	September 30,	September 30,
	2011	2010	2009

Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State tax, net of federal benefit	(3.4)	(1.4)	(1.6)
State tax credits and adjustments	.6	(.7)	(.8)
Increase in cash surrender value of life insurance policies	(12.3)	(1.2)	(2.8)
Tax-exempt interest	.7		(.1)
Increase to valuation allowance	46.7	23.3	1.5
Goodwill impairment		6.7
Other, net	2.7		.3

Effective income tax rate	0.0%	(8.3)%	(38.5)%

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	Income Taxes (continued)

The income tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31 follow (in thousands):

	September 30,	September 30,
	2011	2010
Current deferred tax assets:
Accounts receivable	$402	$474
Employee benefits	1,324	1,248
Other accrued expenses	257	791
Financing obligation		903

Gross current deferred tax asset	1,983	3,416
Less valuation allowance	(1,464)	(2,395)

Net current deferred tax asset	$519	$1,021

Noncurrent deferred tax assets (liabilities)
Property, plant and equipment	$(4,829)	$(4,944)
Employee benefits	3,188	3,004
Other noncurrent assets	154	245
AMT credit	211
Net Operating Loss	13,117	9,877

Gross non-current deferred tax assets (liabilities)	11,841	8,182
Less valuation allowance	(12,360)	(9,203)

Net noncurrent deferred tax assets (liabilities)	$(519)	$(1,021)

We have U.S. federal and state net operating loss carry-forwards of approximately $35.3 million which are available to reduce future taxable income. The federal net operating loss will begin expiring in 2030 and the state net operating losses will expire at various times beginning in 2025.

During 2011, we recorded a non-cash charge to our valuation allowance of $2.2 million against our December 31, 2011 deferred tax assets. The primary assets which are covered by this valuation allowance are net operating losses in excess of the amounts which can be carried back to prior periods. The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Our results over the most recent three-year period were heavily affected by our business restructuring activities. Our cumulative loss in the most recent three-year period, in our view, represented sufficient negative evidence to require a valuation allowance. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Although realization is not assured, we have concluded that the remaining net deferred tax asset in the amount of $519,000 will be realized based on the reversal of existing deferred tax liabilities. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities. Should we determine that we will not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

The unrecognized tax benefits activity for the year ended December 31 follow (in thousands):

	September 30,	September 30,
	2011	2010
Unrecognized tax benefits balance at January 1	$722	$808
Gross increases for tax positions of prior years	560	300
Gross decreases for tax positions of prior years	(632)	(386)

Unrecognized tax benefits balance at December 31	$650	$722

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Income Taxes (continued)

As of December 31, 2011 and 2010, we had approximately $361,000 and $392,000 of accrued interest related to uncertain tax positions, respectively.

Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $489,000 at December 31, 2011 and $528,000 at December 31, 2010. The 2008, 2009 and 2010 tax year remain open to examination by major taxing jurisdictions. Our 2009 tax year is currently under examination by the Internal Revenue Service.

5. Stockholders’ Equity

In December 2010, we issued 4,000,000 shares of common stock at $3.00 per share in a rights offering.

In addition to common stock, authorized capital includes 1,000,000 shares of “blank check” preferred stock. None was outstanding during the three years ended December 31, 2011. The Board of Directors is authorized to issue such stock in series and to fix the designation, powers, preferences, rights, limitations and restrictions with respect to any series of such shares. Such “blank check” preferred stock may rank prior to common stock as to dividend rights, liquidation preferences or both, may have full or limited voting rights and may be convertible into shares of common stock.

Basic and diluted earnings per share are calculated using the following share data (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Weighted average shares outstanding for basic calculation	14,345	10,650	10,332
Dilutive effect of stock options

Weighted average shares outstanding for diluted calculation	14,345	10,650	10,332

In 2011, 2010 and 2009, the dilutive effect of stock options and restricted shares was not recognized since we had a net loss. Approximately 1.8 million shares in 2011, 2.1 million shares in 2010 and 1.6 million shares in 2009 were issuable upon the exercise of stock options, which were not included in the diluted per share calculation because they were anti-dilutive. Also, 179,336 shares of restricted stock were not included because they were anti-dilutive.

6. Stock Based Compensation

As of December 31, 2011, there was approximately $1.9 million of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next four years.

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

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Stock Based Compensation (continued)

The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
Expected price volatility	45.89%	53.21%	42.97%
Risk-free interest rate	1.34%	2.30%	2.29%
Weighted average expected life in years	5.7	5.6	5.7
Dividend yield			3.0%
Forfeiture rate	19.82%	14.27%	15.21%

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield, forfeiture rate and the expected lives of the options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

Stock option activity for the three years ended December 31, 2011, follows:

	September 30,	September 30,	September 30,	September 30,
	Number of shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	1,201,796	$13.02	8.9
Lapsed	(243,000)	9.61
Granted	681,828	8.64

Outstanding at December 31, 2009	1,640,624	$11.71	6.8
Exercised	(12,500)	9.22
Lapsed	(70,000)	9.43
Expired	(175,000)	12.47
Granted	710,530	3.40

Outstanding at December 31, 2010	2,093,654	$8.91	7.6
Lapsed	(566,000)	11.14
Expired	(164,000)	13.94
Granted	451,302	3.38

Outstanding at December 31, 2011	1,814,956	$6.39	7.1

Exercisable at December 31, 2011	745,337	$9.86	7.0

At December 31, 2011, 178,696 shares were available for future grants and awards.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Stock Based Compensation (continued)

The average fair market value of options granted in 2011, 2010 and 2009, and cash proceeds, tax benefits and intrinsic value related to total stock options exercised during 2011 are as follows (in thousands, except per share data):

	September 30,	September 30,	September 30,
	2011	2010	2009
Average fair market value of options granted (per share)	$1.51	$1.72	$2.74
Proceeds from stock options exercised		$116
Intrinsic value of stock options exercised		$126

During 2011, restricted shares of 179,336 were awarded to certain executives. These shares vest on December 7, 2015 with the only condition for vesting is continued employment during the vesting period. The fair value of each award is amortized into compensation expense on a straight-line basis between the award date and the vesting date.

7. Employee Benefits Plans

Defined Contribution Plan

We maintain a defined contribution plan covering substantially all of our employees and make discretionary matching and profit sharing contributions. During the fourth quarter of 2009, we suspended employer contributions to the plan. Employer contributions will be reinstated beginning January 2012. The total plan cost, including employer contributions, was $84,000 in 2011, $89,000 in 2010, and $753,000 in 2009.

Supplemental Retirement Plan

The financial status of our Supplemental Retirement Plan at December 31 follows (in thousands):

	September 30,	September 30,
	2011	2010
	Supplemental Plan	Supplemental Plan
Change in benefit obligation:
Beginning benefit obligation	$1,956	$1,925
Interest cost	93	101
Actuarial gain	179	94
Benefits paid	(163)	(164)

Ending benefit obligation	2,065	1,956

Change in plan assets:
Beginning fair value of plan assets
Employer contributions	163	164
Benefits paid	(163)	(164)

Ending fair value of plan assets

Funded status	$(2,065)	$(1,956)

Amount recognized in the consolidated balance sheet:

Current liabilities	$(162)	$(162)
Non current liabilities	(1,903)	(1,794)

Total	$(2,065)	$(1,956)

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Employee Benefits Plans (continued)

Components of pension cost follow (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Interest cost	$92	$101	$110
Net amortization and deferral	179	94	113

Total expense	$271	$195	$223

The assumptions used to determine the plans’ financial status and pension cost were:

	2011	2010	2009
Discount rate for funded status	4.15%	4.90%	5.50%
Discount rate for pension cost	4.90%	5.50%	6.25%

Estimated future benefit payments for the supplemental retirement plan are $162,000 in 2012, $160,000 in 2013, $157,000 in 2014, $155,000 in 2015, $152,000 in 2016 and a total of $716,000 from 2017 through 2021.

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

	September 30,	September 30,
	2011	2010
Change in benefit obligation:
Beginning benefit obligation	$1,658	$1,964
Interest cost	61	82
Actuarial loss (gain)	(143)	(324)
Negative plan amendment		(61)
Plan participants’ contributions	199	239
Benefits paid	(375)	(242)

Ending benefit obligation	1,400	1,658

Change in plan assets:
Beginning fair value of plan assets
Employer contributions	176	4
Plan participants’ contributions	199	239
Benefits paid	(375)	(243)

Ending fair value of plan assets

Funded status	$(1,400)	$(1,658)

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Employee Benefits Plans (continued)

Amount recognized in the consolidated balance sheet (in thousands):

	September 30,	September 30,
	2011	2010
Current liabilities	$208	$232
Non current liabilities	1,192	1,425

Total	$1,400	$1,657

Components of net periodic postretirement benefit cost were (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Service cost			$61
Interest cost	$61	$82	177
Amortization of transition obligation	(177)	(153)	122
Amortization of net actuarial loss	8	47	23
Curtailment gain			(55)

Net periodic postretirement benefit cost	$(108)	$(24)	$328

The assumptions used to determine the plan’s financial status and postretirement benefit cost:

	2011	2010	2009
Discount rate for funded status	3.70%	4.35%	4.75%
Discount rate for postretirement benefit cost	4.35%	4.75%	6.25%
Health care cost assumed trend rate for next year	8.50%	9.00%	9.50%
Rate that the cost trend rate gradually declines to	5.50%	5.50%	5.50%
Year that the rate reaches the rate it is assumed to remain at	2018	2018	2018

An increase or decrease in the assumed health care cost trend rate of one percentage point in each future year would affect the accumulated postretirement benefit obligation at December 31, 2011 by approximately $4,000 and the annual postretirement benefit cost by approximately $200.

Estimated future benefit payments are $208,000 in 2012, $183,000 in 2013, $151,000 in 2014, $132,000 in 2015, $123,000 in 2016 and a total of $466,000 from 2017 through 2021.

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost at December 31, 2011, are as follows (in thousands):

	September 30,	September 30,
	Supplemental Plan	Other Postretirement Benefits
Net loss	$571	$196
Prior service credit		(591)

Total	$571	$(395)

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Employee Benefits Plans (continued)

The amounts in accumulated other comprehensive incomes that are expected to be recognized as components of net periodic benefit cost during 2012 are as follows (in thousands):

	September 30,	September 30,
	Supplemental Plan	Other Postretirement Benefits
Net loss	$21	$7
Prior service credit		(177)

Total	$21	$(170)

Deferred Compensation

We have a deferred compensation plan, funded with life insurance policies, which permitted certain management employees to defer portions of their compensation and earn a fixed rate of return. No deferrals have been made since 1991. The accrued liabilities relating to this plan of $1.3 million at December 31, 2011 and $1.4 million at December 31, 2010 are included in accrued salaries, wages and benefits and other long-term liabilities. The cash surrender value, net of policy loans ($19.2 million and $17.2 million at December 31, 2011 and 2010, respectively), is included in other assets. Policy loan interest of $2.2 million, $2.0 million, and $1.8 million was charged to interest expense in 2011, 2010 and 2009, respectively.

8. Restructuring and Related Charges

We periodically enter into restructuring activities to reduce costs and improve the results of our business. In 2011, we evaluated our overall warehousing and distribution requirements for our Stanley Furniture product line and concluded that only a portion of the leased warehouse in Stanleytown, Virginia would be required. Therefore, in the fourth quarter of 2011, we took a charge of $499,000 for the future lease payments related to the unused portion of the facility.

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

The following table summarizes restructuring and related expenses for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Accelerated depreciation, asset write-down and equipment relocation	$232	$7,160	$1,613
Gain on sale of Martinsville facility (note 2)	(674)
Lease obligation	499
Severance and other termination cost	17	1,370	1,889
Inventory write-down		682	2,077
Other cost (income)	342	1,237	528

Total restructuring and related charges	$416	$10,449	$6,107

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Restructuring and Related Charges (continued)

Classification of the above expenses in the consolidated statement of income are as follows (in thousands):

	September 30,	September 30,	September 30,
Cost of sales	$416	$10,449	$5,231
Selling, general and administrative expenses			876

Total restructuring and related charges	$416	$10,449	$6,107

Restructuring accrual activity for the years ended December 31, 2011 and 2010 follows (in thousands):

	September 30,	September 30,	September 30,
	Severance and other termination cost	Other cost	Total
Accrual January 1, 2010	$1,070		$1,070
Charges to expense	1,370	$740	2,110
Cash Payments	(1,201)	(10)	(1,211)

Accrual December 31, 2010	1,239	730	1,969

Charges (credits) to expense	64	(447)	(383)
Cash payments	(1,246)	(233)	(1,479)

Accrual December 31, 2011	$57	$50	$107

The restructuring accrual for severance and other employee termination cost is classified as “Other accrued expenses” and is expected to be paid in 2012.

9. Income for Continued Dumping and Subsidy Offset Act (CDSOA)

We recorded income of $4.0 million, $1.6 million, and $9.3 million in 2011, 2010 and 2009, respectively, from CDSOA payments and other related payments, net of legal expenses. These payments came from the case involving Wooden Bedroom Furniture imported from China. The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection for imports covered by antidumping duty orders entering the United States through September 30, 2007 to qualified domestic producers.

10. Supplemental Schedule of Noncash Investing and Financing Activities

	September 30,	September 30,	September 30,
	2011	2010	2009
Capital lease	$973

11. Commitments and Contingencies

During 2011 we leased warehouse and distribution space, showroom and office space, and certain technology equipment. Rental expenses charged to operation were $1.8 million, $1.1 million and $1.2 million in 2011, 2010 and 2009 respectively.

Also during the year, we entered into a capital lease obligation for certain machinery and equipment. At December 31, 2011, the total capital lease obligation was $852,000, of which $135,000 was classified as a short-term liability, with the remaining $717,000 classified as a long-term liability. The asset carries a gross value of $973,000, with accumulated amortization of $68,000. The annual amortization expense is included in depreciation.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Commitments and Contingencies (continued)

At December 31, 2011, the future minimum lease payments for our current capital and operating leases were as follows (in thousands):

	September 30,	September 30,	September 30,
	Capital	Operating	Total
2012	$147	$1,357	$1,504
2013	147	1,311	1,458
2014	147	1,336	1,483
2015	147	1,053	1,200
2016	147	432	579
Thereafter	159		159

Total minimum lease payments	894	5,489	6,383
Less amount representing interest	42		42

Present value of total minimum lease payments	$852	$5,489	$6,341

During 2011 we entered into an agreement for the issuance of letters of credit to cover estimated exposures, most notably with workman’s compensation claims. This agreement requires us to maintain a compensating balance with the issuer for the amounts outstanding. We currently have letters of credit outstanding in the amount of $1.6 million. The compensating balance amount is reflected as restricted cash on the balance sheet.

In the normal course of business, we are involved in claims and lawsuits, none of which currently, in management’s opinion, will have a material adverse affect on our Consolidated Financial Statements.

12. Quarterly Results of Operations (Unaudited)

	September 30,		September 30,		September 30,	September 30,
	(in thousands, except per share data)
2011 Quarters:	First		Second		Third	Fourth
Net Sales	$26,571		$27,393		$26,051	$24,631
Gross income	1,685		3,633		3,824	3,329
Net (loss) income	(3,929	)(1)	(595	) (1)(2)	(1,691)	1,190	(1)(2)
Net (loss) income per share:
Basic	$(.27)		$(.04)		$(.12)	.08
Diluted	(.27)		(.04)		(.12)	.08

	September 30,		September 30,		September 30,		September 30,
2010 Quarters:	First		Second		Third		Fourth
Net Sales	$36,524		$37,902		$34,897		$27,689
Gross loss	(3,039)		(5,746)		(1,297)		(6,022)
Net loss	(19,073	)(3)	(11,459	)(1)	(4,934	)(1)	(8,324	)(1)(2)
Net loss per share:
Basic	$(1.85)		$(1.11)		$(.48)		(.73)
Diluted	(1.85)		(1.11)		(.48)		(.73)

(1)

Includes restructuring and other charges and credits for the conversion of a portion of our largest manufacturing facility to a warehouse and distribution center. The 2011 impact was a first quarter charge of $768,000, second quarter credit of $277,000 and fourth quarter credit of $75,000. The 2010 impact was a second quarter charge of $3.2 million, third quarter charge of $1.5 million, and fourth quarter charge of $4.3 million.

(2)	Continued Dumping and Subsidy Offset Act income totaled $1.1 million in 2011 second quarter, $2.9 million in 2011 fourth quarter and $1.4 million in 2010 fourth quarter, respectively.
(3)	Includes a goodwill impairment charge of $9.1 million.

STANLEY FURNITURE COMPANY, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For each of the Three Years in the Period Ended December 31, 2011

(in thousands)

	September 30,	September 30,		September 30,		September 30,
Column A	Column B	Column C		Column D		Column E
Descriptions	Balance at Beginning of Period	Charged (Credited) to Costs & Expenses		Deductions		Balance at End of Period
2011
Doubtful receivables	$900	$459		$659	(a)	$700
Discounts, returns, and allowances	340	11	(b)			351

	$1,240	$470		$659		$1,051

Valuation allowance for deferred tax assets	$11,598	$2,226				$13,824

2010
Doubtful receivables	$1,160	$29		$289	(a)	$900
Discounts, returns, and allowances	587	(247	)(b)			340

	$1,747	$(218)		$289		$1,240

Valuation allowance for deferred tax assets	$188	$11,410				$11,598

2009
Doubtful receivables	$1,000	$604		$444	(a)	$1,160
Discounts, returns, and allowances	644	(57	)(b)			587

	$1,644	$547		$444		$1,747

Valuation allowance for deferred tax assets		$188				$188

(a)	Uncollectible receivables written-off, net of recoveries.
(b)	Represents net increase (decrease) in the reserve.

S-1