Form 10-Q
period 2012-03-31
STANLEY FURNITURE CO INC.
filed 2012-04-17
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of April 13, 2012 14,524,015 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$10,229	$15,700
Restricted cash	1,587	1,587
Accounts receivable, less allowances of $997 and $1,051	10,885	10,252
Inventories:
Finished goods	28,209	27,793
Work-in-process	1,550	1,213
Raw materials	1,973	2,078

Total inventories	31,732	31,084

Prepaid expenses and other current assets	3,145	3,380
Deferred income taxes	558	519

Total current assets	58,136	62,522

Property, plant and equipment, net	18,993	17,590
Other assets	333	496

Total assets	$77,462	$80,608

LIABILITIES
Current liabilities:
Accounts payable	9,186	$9,963
Accrued salaries, wages and benefits	3,453	4,378
Other accrued expenses	2,163	2,115

Total current liabilities	14,802	16,456

Deferred income taxes	558	519
Other long-term liabilities	6,476	6,593

Total liabilities	21,836	23,568

STOCKHOLDERS’ EQUITY
Common stock, $.02 par value, 25,000,000 shares authorized and 14,524,015 shares issued and outstanding	287	287
Capital in excess of par value	15,085	14,898
Retained earnings	40,474	42,037
Accumulated other comprehensive (loss) income	(220)	(182)

Total stockholders’ equity	55,626	57,040

Total liabilities and stockholders’ equity	$77,462	$80,608

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended
	March 31, 2012	April 2, 2011
Net sales	$26,781	$26,571

Cost of sales	23,184	24,886

Gross profit	3,597	1,685

Selling, general and administrative expenses	4,581	5,121

Operating loss	(984)	(3,436)

Other income, net	21	29
Interest income	6
Interest expense	602	538

Loss before income taxes	(1,559)	(3,945)

Income tax expense (benefit)	4	(16)

Net loss	$(1,563)	$(3,929)

Loss per share:

Basic	$(.11)	$(.27)

Diluted	$(.11)	$(.27)

Weighted average shares outstanding:

Basic	14,345	14,345

Diluted	14,345	14,345

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three Months Ended
	March 31, 2012	April 2, 2011
Net loss	$(1,563)	$(3,929)

Other comprehensive income:
Amortization of prior service benefit	(45)	(42)
Amortization of actuarial loss	7	8

Adjustments to net periodic benefit cost	(38)	(34)

Comprehensive loss	$(1,525)	$(3,895)

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

	Three Months Ended
	March 31, 2012	April 2, 2011
Cash flows from operating activities:
Cash received from customers	$26,097	$24,139
Cash paid to suppliers and employees	(29,234)	(28,330)
Interest received, net	3
Income taxes paid, net	(68)	(52)

Net cash used by operating activities	(3,202)	(4,243)

Cash flows from investing activities:
Capital expenditures	(1,835)	(409)
Purchase of other assets	(401)	(38)
Proceeds from sale of assets		1,472

Net cash (used) provided by investing activities	(2,236)	1,025

Cash flows from financing activities:
Capital lease payments	(33)

Net cash used by financing activities	(33)

Net decrease in cash	(5,471)	(3,218)
Cash at beginning of period	15,700	25,532

Cash at end of period	$10,229	$22,314

Reconciliation of net loss to net cash used by operating activities:
Net loss	$(1,563)	$(3,929)
Depreciation and amortization	415	387
Stock-based compensation	187	8

Changes in assets and liabilities:
Accounts receivable	(633)	(2,392)
Inventories	(648)	2,931
Income tax receivable		(68)
Prepaid expenses and other current assets	235	179
Accounts payable	(778)	(1,704)
Accrued salaries, wages and benefits	(951)	331
Other accrued expenses	19	(444)
Other assets	599	510
Other long-term liabilities	(84)	(52)

Net cash used by operating activities	$(3,202)	$(4,243)

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

2. Property, Plant and Equipment

	March 31,	December 31,
	2012	2011
Land and buildings	$13,896	$13,896
Machinery and equipment	27,727	27,277
Office furniture and equipment	1,168	1,168
Construction in process	3,447	2,116

Property, plant and equipment, at cost	46,238	44,457
Less accumulated depreciation	27,245	26,867

Property, plant and equipment, net	$18,993	$17,590

3. Income taxes

During the three months of 2012, we recorded a non-cash charge to our valuation allowance of $757,000 increasing our valuation allowance against deferred tax assets to $14.6 million at March 31, 2012. The primary assets covered by this valuation allowance are net operating losses. The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Our results over the most recent three-year period were heavily affected by our business restructuring activities. Our cumulative loss in the most recent three-year period, in our view, represented sufficient negative evidence to require a valuation allowance under the provisions of ASC 740, Income Taxes. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Although realization is not assured, we have concluded that the remaining net deferred tax asset in the amount of $558,000 will be realized based on the reversal of existing deferred tax liabilities. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities. Should we determine that we will not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

4. Employee Benefits Plans

Components of other postretirement benefit cost:

	$00.0	$00.0
	Three Months Ended
	March 31,	April 2,
	2012	2011
Interest cost	$33	$40
Amortization of prior service benefit	(45)	(42)
Amortization of accumulated loss	7	8

Net periodic postretirement benefit (income) cost	$(5)	$6

5. Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data:

	Three Months Ended
	March 31,	April 2,
	2012	2011
Weighted average shares outstanding for basic calculation	14,345	14,345
Add: Effect of dilutive stock options

Weighted average shares outstanding, adjusted for diluted calculation	14,345	14,345

In the 2012 and 2011 first quarter periods, the dilutive effect of stock options is not recognized since we have a net operating loss. Approximately 1.8 million shares in 2012 and 1.9 million shares in 2011 are issuable upon the exercise of stock options, which were not included in the diluted per share calculation because they were anti-dilutive. Also, 179,336 shares of restricted stock were not included because they were anti-dilutive.

A reconciliation of the activity in Stockholders’ Equity accounts for the quarter ended March 31, 2012 is as follows:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss
Balance, December 31, 2011	$287	$14,898	$42,037	$(182)
Net loss			(1,563)
Stock-based compensation		187

Adjustment to net periodic benefit cost				(38)

Balance, March 31, 2012	$287	$15,085	$40,474	$(220)

6. Restructuring and Related Charges

In 2010, we completed a major restructuring plan that ceased all production at our Stanleytown, Virginia manufacturing facility and consisted of the conversion of a portion of this facility to a warehousing and distribution center. In 2011, we evaluated our overall warehousing and distribution requirements for our Stanley Furniture product line and concluded only a portion of the leased warehouse space in Stanleytown, Virginia would be required. Therefore, a restructuring charge for future lease obligations of $499,000 was taken in 2011 for the portion of the Stanleytown warehouse facility no longer used.

Restructuring accrual activity for the three months ending March 31, 2012 was as follows:

	Severance and other termination costs	Lease Obligations	Other Cost		Total
Accrual at January 1, 2012	$57	$499		$50	$606
Charges and adjustments to expense	49			(40)	9
Cash payments	(52)	(31)		(10)	(93)

Accrual at March 31, 2012	$54	$468	$		$522

Restructuring accrual activity for the three months ending April 2, 2011 was as follows:

	Severance and other termination costs	Other Cost	Total
Accrual at January 1, 2011	$1,239	$730	$1,969
Charges to expense	5	(36)	(31)
Cash payments	(368)	(152)	(520)

Accrual at April 2, 2011	$876	$542	$1,418

The restructuring accrual is classified as “Other accrued expenses”.

7. Commitments and Contingencies

During the first quarter of 2012, we entered into a lease agreement for a new corporate office and showroom location that will allow for the consolidation of our corporate offices and our High Point Market showroom into a single location in High Point, North Carolina. In addition, we entered into a lease agreement to open a new showroom within the Las Vegas Design Center at World Market Center Las Vegas in January 2013. With the addition of these leases, our future minimum operating lease payments will be $1.5 million in 2013 and 2014, $1.6 million in 2015, $1.2 million in 2016, $800,000 in 2017 and $3.7 million thereafter.

8. Subsequent Event

The Continued Dumping and Subsidy Offset Act (“CDSOA”) provides for distribution of monies collected by U.S. Customs and Border Protection (“Customs”) for imports covered by antidumping duty orders entering the United States through September 30, 2007 to eligible domestic producers that supported a successful antidumping petition (“Supporting Producers”) for wooden Bedroom furniture imported from China. Antidumping duties for merchandise entering the U.S. after September 30, 2007 remain with the U.S. Treasury.

Certain manufacturers who did not support the antidumping petition (“Non-Supporting Producers”) filed actions in the United States Court of International Trade, challenging the CDSOA’s “support requirement” and seeking to share in the distributions. As a result, Customs held back a portion of those distributions (the “Holdback”) pending resolution of the Non-Supporting Producers’ claims. The Court of International Trade dismissed all of the actions of the Non-Supporting Producers, who appealed to the United States Court of Appeals for the Federal Circuit. Customs advised that it expected to distribute the Holdback to the Supporting Producers after March 9, 2012. The Non-Supporting Producers sought injunctions first from the Court of International Trade and, when those efforts were unsuccessful, from the Federal Circuit directing Customs to retain the Holdback until the Non-Supporting Producers’ appeals were resolved.

On March 5, 2012, the Federal Circuit denied the motions for injunction, “without prejudicing the ultimate disposition of these cases.” As a result, we expect to receive a CDSOA distribution of approximately $40 million by the end of April 2012, based on our allocation of the CDSOA funds distributed in each of the past six years. If the Federal Circuit were to reverse the decisions of the Court of International Trade and to determine that the Non-Supporting Producers were entitled to CDSOA distributions, it is possible that Customs may seek to have us return all or a portion of our company’s share of the Holdback. Based on what we know today, we believe it is a remote possibility this will occur.

Since March 31, 2012, we have received $9.5 million in distributions and we expect to receive the remaining $30.5 million by the end of April, 2012. The entire $40 million in distributions will be recorded as income in the second quarter and subject to income taxes but our current net operating loss carryforwards should be sufficient to offset a majority of this taxable income.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Income:

	Three Months Ended
	March 31, 2012	April 2, 2011
Net sales	100.0%	100.0%
Cost of sales	86.6	93.6

Gross profit	13.4	6.4
Selling, general and administrative expenses	17.1	19.3

Operating loss	(3.7)	(12.9)
Other income, net	.1	.1
Interest expense, net	2.2	2.0

Loss before income taxes	(5.8)	(14.8)
Income tax (benefit)

Net loss	(5.8)%	(14.8)%

Net sales increased $210,000, or 0.8%, for the three month period ended March 31, 2012, from the comparable 2011 period. The increase was primarily due to increased unit volume. Although we are seeing signs of improvement in the general economy, demand for the higher-end segment of residential wood furniture continues to be inconsistent.

Gross profit for the first three months of 2012 increased to $3.6 million, or 13.4% of net sales, from $1.7 million, or 6.4% of net sales, for the comparable three months of 2011. Restructuring and related charges of $768,000 are included in gross profit for the first three months of 2011. The remaining improvement in gross profit for the first quarter of 2012 resulted from lower fixed cost burden on the Stanley Furniture product line as it continued to transition during the first quarter of 2011 and improved operating efficiencies in the manufacturing of our Young America furniture as we continue to improve the cost structure for this product line.

Selling, general and administrative expenses decreased to $4.6 million, or 17.1% of net sales, for the three month period of 2012 from $5.1 million, or 19.3% of net sales, for the comparable three month period of 2011. The reduction in expenses and the lower percentage to net sales are primarily due to a decrease in spending on marketing and advertising related costs during the first quarter of 2012.

As a result of the above, operating loss as a percentage of net sales was 3.7% for the three month period of 2012 compared to an operating loss of 12.9% for the comparable 2011 period.

Net interest expense for the three month period of 2012 increased $58,000 from the comparable 2011 period. Interest expense is primarily composed of interest on insurance policy loans from a legacy deferred compensation plan.

Our effective tax rate is essentially zero since we have used all of our available carry back income and are maintaining a full valuation allowance for our deferred tax assets in excess of our deferred tax liabilities.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand and cash generated from operations. We expect these sources of liquidity to be adequate to fund ongoing operations and capital expenditures for the foreseeable future. At March 31, 2012 cash on hand was $11.8 million which includes $1.6 million in restricted cash.

Working capital, excluding cash and restricted cash, increased during the first three months of 2012 to $31.5 million from $28.8 million on December 31, 2011. The increase was the result of increased inventory on globally sourced product, increased accounts receivable due to higher sales and the payout of accrued compensation and benefits.

Cash used by operations was $3.2 million in the current quarter of 2012 compared to $4.2 million in the comparable prior year quarter. The decrease in cash used by operations in 2012 was primarily due to an increase in cash received from customers due to higher sales, lower fixed cost on our Stanley Furniture product line and operating improvements at our Young America manufacturing facility. Partially offsetting these receipts and operational improvements was higher payments to suppliers for inventory that supports the globally sourced Stanley Furniture product line.

Net cash used by investing activities was $2.2 million in the current quarter of 2012 compared to cash provided of $1.0 million in the comparable prior year quarter. During the first quarter of 2012, we invested $1.8 million in capital expenditures as part of the modernization of our Young America manufacturing operation in Robbinsville, North Carolina and $401,000 as part of our investment in improved systems. Cash provided in the prior year quarter was driven by proceeds of $1.5 million from sale of assets, partially offset by $409,000 in normal capital expenditures. Capital expenditures for the remainder of 2012 are anticipated to be $2.7 million in support of the strategic investment in our Young America manufacturing facility with approximately $2.0 million in the second quarter. We initiated our investment in new systems during the current quarter with a projected total spend of approximately $3.0 million through the end of 2013. We anticipate spending $2.0 million in 2012, with $1.0 million in the second quarter.

Net cash used by financing activities was $33,000 in the current quarter of 2012 in payment on our capital lease obligation.

In 2011, we evaluated our overall warehousing and distribution requirements for our Stanley Furniture product line. We concluded that with a distribution warehouse in Asia and our Martinsville, Virginia warehouse, we would have adequate space to service our Stanley Furniture product line. Therefore, in 2011 we began to reduce our usage of the facility at Stanleytown, Virginia and took a restructuring charge of $499,000 for future lease payments. During the second quarter of 2012, we expect to further reduce the warehouse footage required at this leased facility and take an additional restructuring charge for future lease commitment of approximately $500,000.

We entered into a lease agreement for a new corporate office and showroom location that will allow for the consolidation of our corporate offices and our High Point Market showroom into a single location in High Point, North Carolina. As a result of the consolidation, we expect to record $500,000 to $750,000 in restructuring charges for severance and relocation cost in the second half of 2012 and first part of 2013. In addition, we entered into a lease agreement to open a new showroom within the Las Vegas Design Center at World Market Center Las Vegas in January 2013. With the addition of these leases, our future minimum operating lease payments will be $1.5 million in 2013 and 2014, $1.6 million in 2015, $1.2 million in 2016, $800,000 in 2017 and $3.7 million thereafter.

Continued Dumping and Subsidy Offset Act (“CDSOA”)

The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection (“Customs”) for imports covered by antidumping duty orders entering the United States through September 30, 2007 to eligible domestic producers that supported a successful antidumping petition (“Supporting Producers”) for wooden Bedroom furniture imported from China. Antidumping duties for merchandise entering the U.S. after September 30, 2007 remain with the U.S. Treasury.

Certain manufacturers who did not support the antidumping petition (“Non-Supporting Producers”) filed actions in the United States Court of International Trade, challenging the CDSOA’s “support requirement” and seeking to share in the distributions. As a result, Customs held back a portion of those distributions (the “Holdback”) pending resolution of the Non-Supporting Producers’ claims. The Court of International Trade dismissed all of the actions of the Non-Supporting Producers, who appealed to the United States Court of Appeals for the Federal Circuit. Customs advised that it expected to distribute the Holdback to the Supporting Producers after March 9, 2012. The Non-Supporting Producers sought injunctions first from the Court of International Trade and, when those efforts were unsuccessful, from the Federal Circuit directing Customs to retain the Holdback until the Non-Supporting Producers’ appeals were resolved.

On March 5, 2012, the Federal Circuit denied the motions for injunction, “without prejudicing the ultimate disposition of these cases.” As a result, we expect to receive a CDSOA distribution of approximately $40 million by the end of April 2012, based on our allocation of the CDSOA funds distributed in each of the past six years. If the Federal Circuit were to reverse the decisions of the Court of International Trade and to determine that the Non-Supporting Producers were entitled to CDSOA distributions, it is possible that Customs may seek to have us return all or a portion of our company’s share of the Holdback. Based on what we know today, we believe it is a remote possibility this will occur.

Since March 31, 2012, we have received $9.5 million in distributions and we expect to receive the remaining $30.5 million by the end of April 2012. The entire $40 million in distributions will be recorded as income in the second quarter and subject to income taxes but our current net operating loss carryforwards will be sufficient to offset a majority of this taxable income.

In addition, according to Customs, as of October 1, 2011, approximately $9.1 million in duties had been secured by cash deposits and bonds on unliquidated entries of wooden bedroom furniture that are subject to the CDSOA, and this amount is potentially available for distribution under the CDSOA to eligible domestic producers in connection with the case involving wooden bedroom furniture imported from China. The amount ultimately distributed will be impacted by appeals concerning the results of the annual administrative review process, which can retroactively increase or decrease the actual duties owed on entries secured by cash deposits and bonds, by collection efforts concerning duties that may be owed, and by any applicable legislation and Custom’s interpretation of that legislation. Assuming that such funds are distributed and that our percentage allocation in future years is the same as it was for the 2011 distribution (approximately 30% of the funds distributed) and the $9.1 million collected by the government as of October 1, 2011 does not change as a result of the annual administrative review process or otherwise, we could receive approximately $2.7 million in CDSOA funds in addition to any funds received from the Holdback discussed above. Due to the uncertainty of the various legal and administrative processes, we cannot provide assurances as to the amount of additional CDSOA funds that ultimately will be received or when we may receive any additional CDSOA funds.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2011 Annual Report on Form 10-K.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include our success in profitably producing Young America products in our domestic manufacturing facility, disruptions in foreign sourcing including those arising from supply or distribution disruptions or those arising from changes in political, economic and social conditions, as well as laws and regulations, in countries from which we source products, international trade policies of the United States and countries from which we source products, lower sales due to worsening of current economic conditions, the cyclical nature of the furniture industry, business failures or loss of large customers, the inability to raise prices in response to inflation and increasing costs, failure to anticipate or respond to changes in consumer tastes and fashions in a timely manner, competition in the furniture industry including competition from lower-cost foreign manufacturers, the inability to obtain sufficient quantities of quality raw materials in a timely manner, environmental, health, and safety compliance costs, failure or interruption of our information technology infrastructure, limited use of operating loss carry forwards due to ownership change and extended business interruption at our manufacturing facility. In addition, we have made certain forward looking statements with respect to payments we expect to receive under the Continued Dumping and Subsidy Offset Act, which are subject to the risks and uncertainties described in our discussion of those payments that may cause the actual payments to be subject to claims for recovery or to differ materially from those in the forward looking statements. Any forward-looking statement speaks only as of the date of this filing, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) condensed consolidated statements of cash flow, and (iv) the notes to the consolidated financial statements, tagged as blocks of text (1)(2)

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

STANLEY FURNITURE COMPANY, INC.

Date: April 17, 2012	By:	/s/ Micah S. Goldstein
Micah S. Goldstein
Chief Financial Officer
(Principal Financial and Accounting Officer)