Form 10-Q
period 2012-06-30
STANLEY FURNITURE CO INC.
filed 2012-07-17
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to              .

Commission file number: 0-14938

STANLEY FURNITURE COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	54-1272589
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1641 Fairystone Park Highway, Stanleytown, Virginia, 24168
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

As of July 13, 2012, 14,549,711 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and equivalents	$25,841	$15,700
Restricted cash	1,587	1,587
Short-term investments	20,000
Accounts receivable, less allowances of $950 and $1,051	10,428	10,252
Inventories:
Finished goods	26,471	27,793
Work-in-process	1,212	1,213
Raw materials	1,858	2,078
Total inventories	29,541	31,084

Prepaid expenses and other current assets	3,519	3,380
Deferred income taxes	528	519
Total current assets	91,444	62,522

Property, plant and equipment, net	19,969	17,590
Other assets	3,066	496
Total assets	$114,479	$80,608

LIABILITIES
Current liabilities:
Accounts payable	$7,189	$9,963
Accrued salaries, wages and benefits	5,001	4,378
Other accrued expenses	2,052	2,115
Total current liabilities	14,242	16,456

Deferred income taxes	528	519
Other long-term liabilities	7,059	6,593
Total liabilities	21,829	23,568

STOCKHOLDERS’ EQUITY
Common stock, $.02 par value, 25,000,000 shares authorized, 14,549,711 and 14,524,015 shares issued and outstanding	287	287
Capital in excess of par value	15,286	14,898
Retained earnings	77,334	42,037
Accumulated other comprehensive loss	(257)	(182)
Total stockholders’ equity	92,650	57,040
Total liabilities and stockholders’ equity	$114,479	$$80,608

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months		Six Months
	Ended		Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
Net sales	$24,428	$27,393	$51,209	$53,964

Cost of sales	21,350	23,760	44,534	48,646

Gross profit	3,078	3,633	6,675	5,318

Selling, general and administrative expenses	4,484	4,748	9,065	9,869

Operating loss	(1,406)	(1,115)	(2,390)	(4,551)

Income from Continued Dumping and Subsidy Offset Act,net	39,361	1,117	39,361	1,117
Other income, net	20	21	41	50
Interest income	19	3	25	3
Interest expense	518	586	1,120	1,124

Income (loss) before income taxes	37,476	(560)	35,917	(4,505)

Income tax expense	616	35	620	19

Net income (loss)	$36,860	$(595)	$35,297	$(4,524)

Income (loss) per share:

Basic	$2.57	(0.04)	$2.46	$(0.32)
Diluted	$2.54	(0.04)	$2.44	$(0.32)

Weighted average shares outstanding:

Basic	14,345	14,345	14,345	14,345
Diluted	14,493	14,345	14,444	14,345

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 (in thousands)

	Three Months		Six Months
	Ended		Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
Net income (loss)	$36,860	$(595)	$35,297	$(4,524)
Other comprehensive income:
Amortization of prior service benefit	(44)	(43)	(89)	(85)
Amortization of actuarial loss	7	9	14	17
Adjustments to net periodic postretirement (benefit) cost	(37)	(34)	(75)	(68)
Comprehensive income (loss)	$36,897	$(561)	$35,372	$(4,456)

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

 (in thousands)

	Six Months Ended
	June 30,	July 2,
	2012	2011
Cash flows from operating activities:
Cash received from customers	$50,995	$51,226
Cash paid to suppliers and employees	(56,080)	(57,335)
Cash from Continued Dumping and Subsidy Offset Act	39,856	1,117
Interest paid, net	(2,265)	(2,111)
Income taxes (paid) received	(728)	3,022
Net cash provided (used) by operating activities	31,778	(4,081)

Cash flows from investing activities:
Purchase of short-term investments	(20,000)
Capital expenditures	(2,635)	(834)
Purchase of other assets	(1,266)	(38)
Proceeds from sale of assets	47	1,472
Net cash (used) provided by investing activities	(23,854)	600

Cash flows from financing activities:
Payments on capital lease obligation	(66)	(55)
Proceeds from insurance policy loans	2,283	2,003
Net cash provided by financing activities	2,217	1,948

Net increase (decrease) in cash and equivalents	10,141	(1,533)
Cash and equivalents at beginning of period	15,700	25,532
Cash and equivalents at end of period	$25,841	$23,999

Reconciliation of net loss to net cash used by operating activities:
Net income (loss)	$35,297	$(4,524)
Depreciation and amortization	884	817
Stock-based compensation	388	193
Other	(43)

Changes in assets and liabilities:
Accounts receivable	(176)	(2,641)
Inventories	1,543	1,768
Income tax receivable		3,036
Prepaid expenses and other current assets	(2,422)	(1,740)
Accounts payable	(3,915)	(1,510)
Accrued salaries, wages and benefits	411	2,034
Other accrued expenses	449	(385)
Other assets	(1,170)	(1,038)
Other long-term liabilities	532	(91)
Net cash provided (used) by operating activities	$31,778	$(4,081)

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)
(unaudited)

1.         Preparation of Interim Unaudited Consolidated Financial Statements

The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations.  However, we believe that the disclosures made are adequate for a fair presentation of results of operations and financial position.  Operating results for the interim periods reported herein may not be indicative of the results expected for the year.  The consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our latest Annual Report on Form 10-K.

2.         Property, Plant and Equipment

	June 30,	December 31,
	2012	2011
Land and buildings	$13,896	$13,896
Machinery and equipment	30,430	27,277
Office furniture and equipment	1,168	1,168
Construction in process	773	2,116
Property, plant and equipment, at cost	46,267	44,457
Less accumulated depreciation	26,298	26,867
Property, plant and equipment, net	$19,969	$17,590

3.         Income taxes

During the six months of 2012, we utilized $39.4 million of our net operating loss carry forwards against the income recognized by proceeds from the Continued Dumping and Subsidy Offset Act distributed by U.S. Customs and Border Protection in April of this year (see Note 8). The income tax expense recognized during the three and six month periods is primarily generated from the federal alternative minimum tax.  The alternative minimum tax limits our ability to offset income generated during the period with net operating loss carry forwards.   During the six months of 2012, we reduced our valuation allowance against deferred tax assets from $11.4 million to $3.2 million at June 30, 2012.

We maintain a valuation allowance against deferred tax assets that currently exceed our deferred tax liabilities. The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance.  Our results over the most recent three-year period were heavily affected by our business restructuring activities. Our cumulative operating losses in the most recent three-year period, in our view, represented sufficient negative evidence to require a valuation allowance under the provisions of ASC 740, Income Taxes. We intend to maintain a valuation allowance until sufficient evidence exists to support its reversal. Although realization is not assured, we have concluded that the remaining net deferred tax asset in the amount of $528,000 will be realized based on the reversal of existing deferred tax liabilities. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities. Should we determine that we will not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

4.         Employee Benefit Plans

Components of other postretirement benefit cost:

	Three Months		Six Months
	Ended		Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
Interest cost	$32	$39	$65	$79
Amortization of prior service benefit	(44)	(43)	(89)	(85)
Amortization of accumulated loss	7	9	14	17
Net periodic postretirement benefit cost (benefit)	$(5)	$5	$(10)	$11

5.         Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding.  Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share.  Basic and diluted earnings per share are calculated using the following share data:

	Three Months		Six Months
	Ended		Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
Weighted average shares outstanding for basic calculation	14,345	14,345	14,345	14,345
Add: Effect of dilutive stock options and restricted stock	148		99
Weighted average shares outstanding adjusted for diluted calculation	14,493	14,345	14,444	14,345

During the three and six month periods ended June 30, 2012, approximately 700,000 stock options were excluded from the diluted per share calculation as they would be anti-dilutive.  During the three and six month periods ended July 2, 2011, the dilutive effect of outstanding stock options is not recognized since we have a net operating loss for those periods.  Approximately 1.4 million shares in 2011 were issuable upon the exercise of stock options.  No restricted stock was available for inclusion in the diluted per share calculation for the respective 2011 periods.

A reconciliation of the activity in Stockholders’ Equity accounts for the first half of 2012 is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Earnings	Loss
Balance, December 31, 2011	$287	$14,898	$42,037	$(182)
Net income			35,297
Stock-based compensation		388
Adjustment to net periodic benefit cost				(75)
Balance, June 30, 2012	$287	$15,286	$77,334	$(257)

6.          Restructuring and Related Charges

In 2010, we completed a major restructuring plan that ceased all production at our Stanleytown, Virginia manufacturing facility, however, we continued to use  a portion of this facility for warehousing and distribution.  In 2011, we evaluated our overall warehousing and distribution requirements for our Stanley Furniture product line and concluded only a portion of the leased warehouse space in Stanleytown, Virginia would be required.  Therefore, a restructuring charge against future lease obligations of $499,000 was taken in 2011 for the portion of the Stanleytown warehouse facility no longer in use as of December 31, 2011.

In the second quarter of 2012, we further reduced our required warehouse space at our Stanleytown, Virginia leased facility and recorded an additional restructuring charge against future lease obligations of $418,000  for the additional space no longer being utilized. As of June 30, 2012, we are utilizing approximately 50% of the leased facility in Stanleytown, Virginia.

Restructuring accrual activity for the six months ended June 30, 2012 was as follows:

	Severance and other	Lease
	termination costs	Obligations	Other Cost	Total
Accrual at January 1, 2012	$57	$499	$50	$606
Charges and adjustments to expense	17	418	(40)	395
Cash payments	(74)	(63)	(10)	(147)
Accrual at June 30, 2012	$0	$854	$0	$854

Restructuring accrual activity for the six months ended July 2, 2011 was as follows:

	Severance and other termination costs	Other Cost	Total
Accrual at January 1, 2011	$1,239	$730	$1,969
Charges and adjustments to expense	(4)	(273)	(277)
Cash payments	(739)	(202)	(941)
Accrual at July 2, 2011	$496	$255	$751

The restructuring accrual for severance and other employee termination costs as well as other costs is classified as “Other accrued expenses”.

7.          Commitments and Contingencies

During the first quarter of 2012, we entered into a lease agreement for a new corporate office and showroom location that will allow for the consolidation of our corporate offices and our High Point Market showroom into a single multi-purpose facility in High Point, North Carolina.  In addition, we entered into a lease agreement to open a new showroom within the Las Vegas Design Center at World Market Center Las Vegas in January 2013.  With the addition of these leases, our future minimum operating lease payments will be $1.5 million in 2013 and 2014, $1.6 million in 2015, $1.2 million in 2016, $800,000 in 2017 and $3.7 million thereafter.

8.          Income from Continued Dumping and Subsidy Offset Act (CDSOA)

We recorded income of $39.4 million, net of related expenses, in the second quarter of 2012 from CDSOA distributions previously withheld by Customs pending resolution of non-supporting producers’ claims seeking to share in these distributions.  Although these claims have not been completely resolved by the United States Court of Appeals for the Federal Circuit, Customs distributed the holdback to the supporting producers in April of 2012. Based on what we know today, we believe there is only a remote possibility that Customs will seek and be entitled to a return of all or a portion of our share of the distributed funds.

ITEM 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.4	86.8	87.0	90.2
Gross profit	12.6	13.2	13.0	9.8
Selling, general and administrative expenses	18.4	17.3	17.7	18.3
Operating loss	(5.8)	(4.1)	(4.7)	(8.5)
CDSOA income, net	161.1	4.0	76.9	2.1
Other income, net	.1	.1	.1	.1
Interest expense, net	2.0	2.1	2.2	2.1
Income (loss) before income taxes	153.4	(2.1)	70.1	(8.4)
Income tax	2.5	.1	1.2
Net income (loss)	150.9%	(2.2)%	68.9%	(8.4)%

Net sales for the three month period ended June 30, 2012 decreased $3.0 million, or 10.8%, from the comparable 2011 period. For the six month period ended June 30, 2012, net sales decreased $2.8 million, or 5.1% from the comparable 2011 six month period. The decreases to the comparable prior year periods were primarily due to lower unit volume on our Young America product line.  We attribute the lower unit volume to lost sales resulting from the conversion of the entire product line to a newly enhanced design and construction method.  This conversion of our product line is expected to be largely complete as we exit the third quarter of 2012.

Gross profit for the current three month period was $3.1 million, or 12.6% of net sales.  Gross profit decreased from $3.6 million, or 13.2% of net sales, from the comparable three month period of 2011.  Gross profit for the first half of 2012 increased to $6.7 million, or 13.0% of net sales, from $5.3 million, or 9.8% of net sales, for the comparable six months of 2011.  The current three and six month periods include restructuring related charges of $474,000.  The comparable prior year three month period included a reversal of restructuring charges of $277,000, and the comparable prior year six month period included net restructuring charges of $491,000.  See Note 6 to the Consolidated Notes to the Financial Statements for further details on restructuring and related charges.  The increased restructuring charges in the second quarter of 2012 compared to the second quarter of 2011 was offset by improved operating efficiencies and lower cost structure in the manufacturing of our Young America product line.  The gross profit improvement for the six month comparison resulted from the lower fixed cost burden on the Stanley Furniture product line as it continued the transition to a fully sourced offshore model in the first half of 2011 combined with the continued improvement in operating efficiencies in the manufacturing of our Young America product line.

Selling, general and administrative expenses for the three and six month periods of 2012 as a percentage of net sales were 18.4% and 17.7%, respectively, compared to 17.3% and 18.3% for the comparable 2011 periods.  The higher percentage in the current three month period is a result of lower sales.  The lower percentage in the current six month period is a result of the reduction in spending on marketing and advertising costs when compared to the prior year.  Selling, general and administrative expenses for the three and six month periods decreased $264,000 and $804,000, respectively, compared to the 2011 periods.

As a result, operating loss as a percentage of net sales was 5.8% and 4.7% for the three and six month periods of 2012 compared to 4.1% and 8.5% for the comparable 2011 periods.

During the current three month period we recorded income, net of expenses, of $39.4 million from the receipt of funds under the Continued Dumping and Subsidy Offset Act (CDSOA).  In the comparable 2011 three month period we recorded income of $1.1 million related to proceeds received from the CDSOA.

Our effective tax rate for the current three and six months is essentially zero since we have established a valuation allowance for our deferred tax assets in excess of our deferred tax liabilities.  The expense in the current period is primarily the result of federal alternative minimum tax on the receipt of proceeds from the CDSOA distributed by U.S. Customs and Border Protection in April of this year.  Federal alternative minimum tax regulations limit the ability to offset all of the income generated in the period with net operating loss carry forwards. With the exception of this tax event, we expect our rate to continue at essentially zero for the remainder of the year.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand and cash generated from operations.  We expect these sources of liquidity to be sufficient to fund our ongoing operations and capital expenditures for the foreseeable future.    At June 30, 2012 cash was $47.4 million including $1.6 million of restricted cash and $20.0 million of short-term investments.

Working capital, excluding cash, restricted cash and short-term investments, increased during the first six months of 2012 to $29.8 million from $28.8 million on December 31, 2011. The increase was largely the result of a reduction in accounts payable as we paid for finished goods in-transit from overseas suppliers at the end of 2011.

Cash provided by operations was $31.8 million for the six months of 2012 compared to a use of $4.2 million in the comparable prior year period.  The cash provided by operations was the result of the receipt of $39.9 million in proceeds from the CDSOA.  In the prior year, we received $1.1 million in CDSOA proceeds.  In the current year, we paid income taxes of $728,000, largely driven by the income related to the CDSOA proceeds while we received $3.0 million in income tax refunds in the prior year period as the result of net operating losses carried back to prior years.  The remaining improvement in cash provided from operations was the result of lower fixed cost to support our Stanley Furniture product line and operating improvements at our Young America manufacturing facility.

Net cash used by investing activities was $23.9 million in the six months of 2012 compared to cash provided by investing activities of $600,000 in the comparable prior year period.  During the first six months of 2012, we invested $20.0 million of our CDSOA proceeds in short-term investments.  In addition, we invested $2.6 million in capital expenditures as part of the modernization of our Young America manufacturing operation in Robbinsville, North Carolina and $1.3 million as part of our investment in improved systems.  Cash provided in the prior year period was driven by proceeds of $1.5 million from sale of assets, partially offset by $834,000 in normal capital expenditures.  Capital expenditures for the remainder of 2012 are anticipated to be $2.0 million in support of the strategic investment in our Young America manufacturing facility.  The $1.3 million spent in the first six months of 2012 for our investment in new systems is a part of an estimated $3.0 million total investment through the end of 2013.  We anticipate spending an additional $1.0 million in 2012 and the remaining $700,000 in 2013.

Net cash provided by financing activities was $2.2 million in the current six months of 2012 compared to $2.1 million in the prior year period.  In both years, cash was provided from loans against the cash surrender value of insurance policies.  These proceeds were used to pay interest due on outstanding policy loans which is shown as a use of cash in operating activities.

In 2011, we evaluated our overall warehousing and distribution requirements for our Stanley Furniture product line and concluded that a distribution warehouse in Asia combined with our Martinsville, Virginia warehouse would have adequate space to service our Stanley Furniture product line.  In 2011 we began to reduce our usage of the leased facility at Stanleytown, Virginia and took a restructuring charge of $499,000 against future lease payments.  During the second quarter of 2012, we further reduced our dependence on the Stanleytown warehouse and took an additional restructuring charge of $474,000.

In the first quarter of 2012, we entered into a lease agreement for a new corporate office and showroom location that will allow for the consolidation of our corporate offices and our High Point Market showroom into a single location in High Point, North Carolina.  As a result of this consolidation, we expect to record between $500,000 and $750,000 in restructuring charges for severance and relocation cost in the second half of 2012 and first part of 2013.  In addition, we entered into a lease agreement to open a new showroom within the Las Vegas Design Center at World Market Center Las Vegas in January 2013.  With the addition of these leases, our future minimum operating lease payments will be $1.5 million in 2013 and 2014, $1.6 million in 2015, $1.2 million in 2016, $800,000 in 2017 and $3.7 million thereafter.

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

On March 5, 2012, the Federal Circuit denied the motions for injunction, “without prejudicing the ultimate disposition of these cases.”  As a result, we received a CDSOA distribution of $39.9 million in April 2012. If the Federal Circuit were to reverse the decisions of the Court of International Trade and to determine that the Non-Supporting Producers were entitled to CDSOA distributions, it is possible that Customs may seek to have us return all or a portion of our company’s share of the Holdback.  Based on what we know today, we believe that the chance Customs will seek and be entitled to obtain a return is remote.  We recorded income, net of expenses, of $39.4 million in April 2012 as a result of the receipt of these funds.

In addition, according to Customs, as of October 1, 2011, approximately $9.1 million in duties had been secured by cash deposits and bonds on unliquidated entries of wooden bedroom furniture that are subject to the CDSOA, and this amount is potentially available for distribution under the CDSOA to eligible domestic producers in connection with the case involving wooden bedroom furniture imported from China. The amount ultimately distributed will be impacted by appeals concerning the results of the annual administrative review process, which can retroactively increase or decrease the actual duties owed on entries secured by cash deposits and bonds, by collection efforts concerning duties that may be owed, and by any applicable legislation and Custom’s interpretation of that legislation. Assuming that such funds are distributed and that our percentage allocation in future years is the same as it was for the 2011 distribution (approximately 30% of the funds distributed) and the $9.1 million collected by the government as of October 1, 2011 does not change as a result of the annual administrative review process or otherwise, we could receive approximately $2.7 million in CDSOA funds.

Recently, Customs disclosed that as of April 30, 2012, $1.8 million in collected duties was potentially available for distribution in 2012 to eligible domestic manufactures of wooden bedroom furniture.  Customs noted that the final amounts available for distribution in 2012 could be higher or lower than the preliminary amounts due to liquidations, re-liquidations, protests, or other events affecting entries.  This amount, at least in part, may have come from the security held by Customs as of October 1, 2010, but Customs has not updated the amount of duties that remain secured by cash deposits and bonds on un-liquidated entries of wooden bedroom furniture.  Assuming our percentage allocation in 2012 is the same as it was for the 2011 distributions and the 2012 preliminary CDSOA amount does not change, we expect to receive approximately $500,000 in the fourth quarter of 2012.

Due to the uncertainty of the various legal and administrative processes, we cannot provide assurances as to the amount of additional CDSOA funds that ultimately will be received, if any, and we cannot predict when we may receive any additional CDSOA funds.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2011 Annual Report on Form 10-K, except as noted below.

Cash and equivalents – We consider highly liquid investments with maturities of 90 days or less when purchased to be cash equivalents.  Cash equivalents are stated at cost, which approximates fair market value.  Our cash and cash equivalents are primarily in bank deposits, money market funds and certificate of deposits.

Short-term investments – We consider investments with maturities of greater than three months and less than one year at the time of purchase as short-term investments.  Our investments are in certificates of deposits, which we intend to hold until maturity.  We report the investments at cost with earnings recognized through interest income.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements.  These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” “could”, or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.  These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Such risks and uncertainties include our success in profitably producing Young America products in our domestic manufacturing facility, disruptions in foreign sourcing including those arising from supply or distribution disruptions or those arising from changes in political, economic and social conditions, as well as laws and regulations, in countries from which we source products, international trade policies of the United States and countries from which we source products, lower sales due to worsening of current economic conditions, the cyclical nature of the furniture industry,  business failures or loss of large customers, the inability to raise prices in response to inflation and increasing costs, failure to anticipate or respond to changes in consumer tastes and fashions in a timely manner, competition in the furniture industry including competition from lower-cost foreign manufacturers, the inability to obtain sufficient quantities of quality raw materials in a timely manner, environmental, health, and safety  compliance costs, failure or interruption of our information technology infrastructure, limited use of operating loss carry forwards due to ownership change  extended business interruption at our manufacturing facility, and the possibility that U.S. Customes and Border Protection may seek return of all or a portion of the CDSOA proceeds received in the second quarter of 2012. In addition, we have made certain forward looking statements with respect to payments we expect to receive under the Continued Dumping and Subsidy Offset Act, which are subject to the risks and uncertainties described in our discussion of those payments that may cause the actual payments to be subject to claims for recovery or to differ materially from those in the forward looking statements.  Any forward-looking statement speaks only as of the date of this filing, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) condensed consolidated statements of cash flow, and (iv) the notes to the consolidated financial statements.(1) (2)

         (1)           Filed herewith

         (2)           Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for    purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 17, 2012	STANLEY FURNITURE COMPANY, INC.
	By	: /s/ Micah S. Goldstein
Micah S. Goldstein
Chief Financial Officer
(Principal Financial and Accounting Officer)

