Form 10-Q
period 2012-09-29
STANLEY FURNITURE CO INC.
filed 2012-10-16
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

____________________

Form 10-Q

____________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to              .

Commission file number: 0-14938

_________________________________

STANLEY FURNITURE COMPANY, INC.

(Exact name of registrant as specified in its charter)

_________________________________

Delaware	54-1272589
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1641 Fairystone Park Highway, Stanleytown, Virginia, 24168
(Address of principal executive offices, Zip Code)

(276) 627- 2010

(Registrant’s telephone number, including area code)

_________________________________

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

As of October 12, 2012, 14,549,711 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 29,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and equivalents	$23,156	$15,700
Restricted cash	1,737	1,587
Short-term investments	20,000
Accounts receivable, less allowances of $1,008 and $1,051	11,871	10,252
Inventories:
Finished goods	28,055	27,793
Work-in-process	1,792	1,213
Raw materials	1,638	2,078
Total inventories	31,485	31,084

Prepaid expenses and other current assets	3,278	3,380
Deferred income taxes	599	519
Total current assets	92,126	62,522

Property, plant and equipment, net	19,926	17,590
Other assets	3,126	496
Total assets	$115,178	$80,608

LIABILITIES
Current liabilities:
Accounts payable	$8,907	$9,963
Accrued salaries, wages and benefits	5,107	4,378
Other accrued expenses	2,586	2,115
Total current liabilities	16,600	16,456

Deferred income taxes	599	519
Other long-term liabilities	7,067	6,593
Total liabilities	24,266	23,568

STOCKHOLDERS’ EQUITY
Common stock, $.02 par value, 25,000,000 shares authorized, 14,549,711 and 14,524,015 shares issued and outstanding	287	287
Capital in excess of par value	15,487	14,898
Retained earnings	75,429	42,037
Accumulated other comprehensive loss	(291)	(182)
Total stockholders’ equity	90,912	57,040
Total liabilities and stockholders’ equity	$115,178	$80,608

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months		Nine Months
	Ended		Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011

Net sales	$23,977	$26,051	$75,186	$80,015

Cost of sales	20,632	22,227	65,166	70,873
Gross profit (loss)	3,345	3,824	10,020	9,142

Selling, general and administrative expenses	4,634	4,952	13,699	14,821

Operating loss	(1,289)	(1,128)	(3,679)	(5,679)

Income from Continued Dumping and Subsidy
Offset Act, net	53		39,414	1,117
Other income, net	23	25	64	75
Interest income	26	9	51	12
Interest expense	640	623	1,761	1,747
Income (loss) before income taxes	(1,827)	(1,717)	34,089	(6,222)

Income tax expense (benefit)	77	(26)	697	(7)
Net income (loss)	$(1,904)	$(1,691)	$33,392	$(6,215)

Income (loss) per share:

Basic	$(.13)	$(.12)	$2.33	$(.43)
Diluted	$(.13)	$(.12)	$2.30	$(.43)

Weighted average shares outstanding:

Basic	14,345	14,345	14,345	14,345
Diluted	14,345	14,345	14,487	14,345

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 (in thousands)

	Three Months		Nine Months
	Ended		Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011

Net income (loss)	$(1,904)	$(1,691)	$33,392	$(6,215)
Other comprehensive income:
Amortization of prior service benefit	(44)	(48)	(133)	(133)
Amortization of actuarial loss (benefit)	10	(2)	24	15
Adjustments to net periodic postretirement (benefit) cost	(34)	(50)	(109)	(118)
Comprehensive income (loss)	$(1,870)	$(1,641)	$33,501	$(6,097)

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

 (in thousands)

	Nine Months Ended
	September 29,	October 1,
	2012	2011
Cash flows from operating activities:
Cash received from customers	$73,503	$77,805
Cash paid to suppliers and employees	(79,818)	(86,695)
Cash from Continued Dumping and Subsidy Offset Act	39,909	1,117
Interest paid, net	(2,246)	(2,103)
Income taxes (paid) received	(748)	3,077
Net cash provided (used) by operating activities	30,600	(6,799)

Cash flows from investing activities:
Purchase of short-term investments	(20,000)
Restricted cash increase	(150)	(1,587)
Capital expenditures	(3,226)	(2,562)
Purchase of other assets	(2,007)	(38)
Proceeds from sale of assets	55	1,472
Net cash used by investing activities	(25,328)	(2,715)

Cash flows from financing activities:
Payments on capital lease obligation	(99)	(88)
Proceeds from insurance policy loans	2,283	2,003
Net cash provided by financing activities	2,184	1,915

Net increase (decrease) in cash and equivalents	7,456	(7,599)
Cash and equivalents at beginning of period	15,700	25,532
Cash and equivalents at end of period	$23,156	$17,933

Reconciliation of net income (loss) to net cash provided (used) by operating activities:

Net income (loss)	$33,392	$(6,215)
Depreciation and amortization	1,320	1,233
Stock-based compensation	589	342
Gain on disposal of assets	(50)

Changes in assets and liabilities:
Accounts receivable	(1,619)	(2,063)
Inventories	(401)	(659)
Income tax receivable		3,427
Prepaid expenses and other current assets	(2,181)	(1,421)
Accounts payable	(1,502)	(1,640)
Accrued salaries, wages and benefits	475	2,003
Other accrued expenses	496	(866)
Other assets	(492)	(448)
Other long-term liabilities	573	(492)
Net cash provided (used) by operating activities	$30,600	$(6,799)

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

2.         Property, Plant and Equipment

	September 29,	December 31.
	2012	2011
Land and buildings	$13,896	$13,896
Machinery and equipment	30,340	27,277
Office furniture and equipment	1,168	1,168
Construction in process	1,163	2,116
Property, plant and equipment, at cost	46,567	44,457
Less accumulated depreciation	26,641	26,867
Property, plant and equipment, net	$19,926	$17,590

3.         Income taxes

During the nine months of 2012, we utilized $39.4 million of our net operating loss carry forwards against the income recognized by proceeds from the Continued Dumping and Subsidy Offset Act distributed by U.S. Customs and Border Protection in April of this year (see Note 8). The income tax expense recognized during the nine month period is primarily generated from the federal alternative minimum tax.  The alternative minimum tax limits our ability to offset income generated during the period with net operating loss carry forwards.   During the nine months of 2012, we reduced our valuation allowance against deferred tax assets from $13.8 million to $3.2 million at September 29, 2012.

We maintain a valuation allowance against deferred tax assets that currently exceed our deferred tax liabilities. The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance.  Our results over the most recent three-year period were heavily affected by our business restructuring activities. Our cumulative operating losses in the most recent three-year period, in our view, represented sufficient negative evidence to require a valuation allowance under the provisions of ASC 740, Income Taxes. We intend to maintain a valuation allowance until sufficient evidence exists to support its reversal. Although realization is not assured, we have concluded that the remaining net deferred tax asset in the amount of $599,000 will be realized based on the reversal of existing deferred tax liabilities. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities. Should we determine that we will not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

4.          Employee Benefit Plans

Components of other postretirement benefit cost:

	Three Months		Nine Months
	Ended		Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Interest cost	$34	$36	$99	$115
Amortization of prior service benefit	(44)	(48)	(133)	(133)
Amortization of accumulated loss (benefit)	10	(2)	24	15
Net periodic postretirement benefit	$0	$(14)	$(10)	$(3)

5.         Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding.  Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share.  Basic and diluted earnings per share are calculated using the following share data:

	Three Months		Nine Months
	Ended		Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Weighted average shares outstanding for basic calculation	14,345	14,345	14,345	14,345
Add: Effect of dilutive stock options and restricted stock			142
Weighted average shares outstanding adjusted for diluted calculation	14,345	14,345	14,487	14,345

During the three month period ended September 29, 2012, the dilutive effect of outstanding stock options is not recognized since we have a net operating loss for the period.  During the nine month period ended September 29, 2012, approximately 729,000 stock options were excluded from the diluted per share calculation as they would be anti-dilutive.  During the three and nine month periods ended October 1, 2011, the dilutive effect of outstanding stock options is not recognized since we have a net operating loss for those periods.  Approximately 1.8 million shares in 2012 and 1.4 million shares in 2011 were issuable upon the exercise of stock options.  No restricted stock was available for inclusion in the diluted per share calculation for the respective 2011 periods.

A reconciliation of the activity in Stockholders’ Equity accounts for the nine months of 2012 is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Earnings	Loss
Balance, December 31, 2011	$287	$14,898	$42,037	$(182)
Net income			33,392
Stock-based compensation		589
Adjustment to net periodic benefit cost				(109)
Balance, September 29, 2012	$287	$15,487	$75,429	$(291)

6.          Restructuring and Related Charges

In 2010, we completed a major restructuring plan that ceased all production at our Stanleytown, Virginia manufacturing facility; however, we continued to use a portion of this facility for warehousing and distribution.  In 2011, we evaluated our overall warehousing and distribution requirements for our Stanley Furniture product line and concluded only a portion of the leased warehouse space in Stanleytown, Virginia would be required.  Therefore, a restructuring charge against future lease obligations of $499,000 was taken in 2011 for the portion of the Stanleytown warehouse facility no longer in use as of December 31, 2011.

In the second quarter of 2012, we further reduced our required warehouse space at our Stanleytown, Virginia leased facility and recorded an additional restructuring charge against future lease obligations of $418,000  for the additional space no longer being utilized. As of September 29, 2012, we are utilizing approximately 50% of the leased facility in Stanleytown, Virginia.

Restructuring accrual activity for the nine months ended September 29, 2012 was as follows:

	Severance and other termination costs	Lease Obligations	Other Cost	Total
Accrual at January 1, 2012	$57	$499	$50	$606
Charges and adjustments to expense	17	418	(40)	395
Cash payments	(74)	(124)	(10)	(208)
Accrual at September 29, 2012	$0	$793	$0	$793

Restructuring accrual activity for the nine months ended October 1, 2011 was as follows:

	Severance and other termination costs	Other Cost	Total
Accrual at January 1, 2011	$1,239	$730	$1,969
Charges and adjustments to expense	21	(274)	(253)
Cash payments	(956)	(316)	(1,272)
Accrual at October 1, 2011	$304	$140	$444

The restructuring accrual for severance and other employee termination costs, as well as other costs, is classified as “Other accrued expenses”.

7.          Commitments and Contingencies

During the first quarter of 2012, we entered into a lease agreement for a new corporate office and showroom location that will allow for the consolidation of our corporate offices and our High Point Market showroom into a single multi-purpose facility in High Point, North Carolina.  In addition, we entered into a lease agreement to open a new showroom within the Las Vegas Design Center at World Market Center Las Vegas in January 2013.  With the addition of these leases, our future minimum operating lease payments will be $1.5 million in 2013 and 2014, $1.6 million in 2015, $1.2 million in 2016, $800,000 in 2017 and $3.7 million for the years thereafter.

8.          Income from Continued Dumping and Subsidy Offset Act (CDSOA)

We recorded income of $39.4 million, net of related expenses, in the second quarter of 2012 from CDSOA distributions previously withheld by Customs pending resolution of non-supporting producers’ claims seeking to share in these distributions.  Although these claims have not been completely resolved by the United States Court of Appeals for the Federal Circuit, Customs distributed the holdback to the supporting producers in April of 2012.   Based on what we know today, we believe there is only a remote possibility that Customs will seek and be entitled to obtain a return of all or a portion of our share of the distributed funds.

ITEM 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	86.0	85.3	86.7	88.6
Gross profit	14.0	14.7	13.3	11.4
Selling, general and administrative expenses	19.3	19.0	18.2	18.5
Operating loss	(5.3)	(4.3)	(4.9)	(7.1)
CDSOA income, net	.2		52.4	1.4
Other income, net	.1	.1	.1	.1
Interest expense, net	2.6	2.4	2.3	2.2
Income (loss) before income taxes	(7.6)	(6.6)	45.3	(7.8)
Income tax (benefit)	.3	(.1)	.9
Net income (loss)	(7.9)%	(6.5)%	44.4%	(7.8)%

Net sales for the three and nine month periods ended September 29, 2012 decreased $2.1 million, or 8.0%, and $4.8 million, or 6.0% from the comparable 2011 periods, respectively. The decreases to the comparable prior year periods were due to lower unit volume on our Young America product line.  We attribute the lower unit volume to lost sales resulting from the conversion of the entire product line to a newly enhanced design and construction method, with higher quality standards.  This conversion was recently completed and incoming order rates increased throughout the quarter as the new product became available for both floor samples and retail sales.  This resulted in our highest backlog level in Young America since the consolidation of the product line into our domestic factory in Robbinsville, North Carolina. We believe we will reduce our backlog to a more normal level during the fourth quarter of 2012.  Partially offsetting the volume declines on the Young America product line was increased sales and unit volume on the Stanley Furniture product line, as we believe we are continuing to regain market share lost during our transition to a sourced model early last year.

Gross profit for the current three month period was $3.3 million, or 14.0% of net sales, compared to $3.8 million, or 14.7% of net sales, for the comparable three month period of 2011.  Gross profit for the first nine months of 2012 increased to $10.0 million, or 13.3% of net sales, from $9.1 million, or 11.4% of net sales, for the comparable nine months of 2011.  The nine month periods include restructuring related charges of $474,000 and $491,000, respectively for 2012 and 2011.  See Note 6 to the Consolidated Notes to the Financial Statements for further details on restructuring and related charges.  The decline in gross profit in the current three month period was the result of lower shipments and production levels as we completed our Young America product line conversion.  The lower production negatively impacted gross profit due to under absorption of factory overhead.  With the conversion of the Young America product line complete, production levels should increase to meet the incoming order demand.  The gross profit improvement for the nine month comparison resulted from the improvement in operating efficiencies in the manufacturing of our Young America product line combined with the lower fixed cost burden on the Stanley Furniture product line as it continued the transition to a fully sourced offshore model in early 2011.

Selling, general and administrative expenses for the three and nine month periods of 2012 as a percentage of net sales were 19.3% and 18.2%, respectively, compared to 19.0% and 18.5% for the comparable 2011 periods.  Selling, general and administrative expenses for the three and nine month periods decreased $318,000 and $1.1 million, respectively, compared to the 2011 periods. The higher percentage in the current three month period is the result of lower sales.  The lower percentage in the current nine month period is due to lower marketing and advertising spending when compared to the prior year.

As a result, operating loss as a percentage of net sales was 5.3% for the three month period of 2012 compared to 4.3% for the comparable 2011 period. For the nine month period, operating loss was 4.9% compared to an operating loss of 7.1% for the comparable 2011 period.

Year to date we have recorded income, net of expenses, of $39.4 million from the receipt of funds under the Continued Dumping and Subsidy Offset Act (CDSOA) compared to $1.1 million in the 2011 period.

Our effective tax rate is essentially zero since we have established a valuation allowance for our deferred tax assets in excess of our deferred tax liabilities.  The expense in the nine month period is primarily the result of federal alternative minimum tax on the receipt of proceeds from the CDSOA distributed by U.S. Customs and Border Protection earlier this year.  Federal alternative minimum tax regulations limit the ability to offset all of the income generated in the period with net operating loss carry forwards. With the exception of this tax event, we expect our rate to continue at essentially zero for the remainder of the year.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand and cash generated from operations.  We expect these sources of liquidity to be sufficient to fund our ongoing operations and capital expenditures for the foreseeable future.    At September 29, 2012 cash was $44.9 million, including $1.7 million of restricted cash and $20.0 million of short-term investments.

Working capital, excluding cash, restricted cash and short-term investments, increased during the first nine months of 2012 to $30.6 million from $28.8 million on December 31, 2011. The increase was largely the result of a reduction in accounts payable as we paid for finished goods in-transit from overseas suppliers at the end of 2011 and an increase in accounts receivable due to the timing of shipments during the current period.

Cash provided by operations was $30.6 million for the nine months of 2012 compared to a use of $6.8 million in the comparable prior year period.  The cash provided by operations was the result of the receipt of $39.9 million in proceeds from the CDSOA compared to the $1.1 million in proceeds the prior year.  In the current year, we paid income taxes of $748,000, largely driven by the income related to the CDSOA proceeds while we received $3.1 million in income tax refunds in the prior year period as net operating losses were carried back to prior years.  The remaining improvement in cash provided from operations was the result of lower fixed costs to support our Stanley Furniture product line and operating improvements at our Young America manufacturing facility.

Net cash used by investing activities was $25.3 million in the first nine months of 2012 compared to $2.7 million used in the comparable prior year period.  During the first nine months of 2012, we invested $20.0 million of our CDSOA proceeds in short-term investments.  In addition, we invested $3.2 million in capital expenditures as part of the modernization of our Young America manufacturing operation in Robbinsville, North Carolina and $1.8 million as part of our investment in improved systems.  Cash used in the prior year period was driven by capital expenditures of $2.6 million related to the modernization of the Robbinsville facility and the transfer of $1.6 million into restricted cash to secure letters of credit.  These uses in the prior year were partially offset by proceeds of $1.5 million from sale of assets.  Capital expenditures for the remainder of 2012 are anticipated to be $1.0 million in support of the strategic investment in our Young America manufacturing facility.  The $1.8 million spent in the first nine months of 2012 for our investment in new systems is a part of an estimated $4.0 million total investment through the end of 2013.  We anticipate spending an additional $600,000 in the fourth quarter and the remainder in 2013 on new systems.

Net cash provided by financing activities was $2.2 million in the current nine months of 2012 compared to $1.9 million in the prior year period.  In both years, cash was provided from loans against the cash surrender value of insurance policies.  These proceeds were used to pay interest due on outstanding policy loans which is shown as a use of cash in operating activities.

In 2011, we evaluated our overall warehousing and distribution requirements for our Stanley Furniture product line and concluded that a distribution warehouse in Asia combined with our Martinsville, Virginia warehouse would have adequate space to service our Stanley Furniture product line.  Therefore, in 2011 we began to reduce our usage of the leased facility in Stanleytown, Virginia and took a restructuring charge of $499,000 against future lease obligations.  During the second quarter of 2012, we further reduced our dependence on the Stanleytown warehouse and took an additional restructuring charge of $474,000.  We will continue to evaluate these requirements and may continue to reduce our usage of the leased facility in Stanleytown which could result in further charges.

In the first quarter of 2012, we entered into a lease agreement for a new corporate office and showroom location that will allow for the consolidation of our corporate offices and our High Point Market showroom into a single, multi-purpose location in High Point, North Carolina.  As a result of this consolidation, we expect to record between $500,000 and $750,000 in restructuring charges for severance and relocation cost in the fourth quarter of 2012 and first part of 2013.  In addition, we entered into a lease agreement to open a new showroom within the Las Vegas Design Center at World Market Center Las Vegas in January 2013.  With the addition of these leases, our future minimum operating lease payments will be $1.5 million in 2013 and 2014, $1.6 million in 2015, $1.2 million in 2016, $800,000 in 2017 and $3.7 million for the years thereafter.

Continued Dumping and Subsidy Offset Act (“CDSOA”)

The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection (“Customs”) for imports covered by antidumping duty orders entering the United States through September 30, 2007 to eligible domestic producers that supported a successful antidumping petition (“Supporting Producers”) concerning wooden Bedroom furniture imported from China. Antidumping duties for merchandise entering the U.S. after September 30, 2007 remain with the U.S. Treasury.

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

Recently, Customs disclosed that as of April 30, 2012, $1.8 million in collected duties was potentially available for distribution in 2012 to eligible domestic manufactures of wooden bedroom furniture.  Customs noted that the final amounts available for distribution in 2012 could be higher or lower than the preliminary amounts due to liquidations, re-liquidations, protests, or other events affecting entries.  This amount, at least in part, may have come from the security held by Customs as of October 1, 2011, but Customs has not updated the amount of duties that remain secured by cash deposits and bonds on un-liquidated entries of wooden bedroom furniture.  Assuming our percentage allocation in 2012 is the same as it was for the 2011 distributions and the 2012 preliminary CDSOA amount does not change, we expect to receive approximately $500,000 in the fourth quarter of 2012.

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

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements.  These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” “could”, or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.  These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Such risks and uncertainties include our success in profitably producing Young America products in our domestic manufacturing facility, disruptions in foreign sourcing including those arising from supply or distribution disruptions or those arising from changes in political, economic and social conditions, as well as laws and regulations, in countries from which we source products, international trade policies of the United States and countries from which we source products, lower sales due to worsening of current economic conditions, the cyclical nature of the furniture industry,  business failures or loss of large customers, the inability to raise prices in response to inflation and increasing costs, failure to anticipate or respond to changes in consumer tastes and fashions in a timely manner, competition in the furniture industry including competition from lower-cost foreign manufacturers, the inability to obtain sufficient quantities of quality raw materials in a timely manner, environmental, health, and safety  compliance costs, failure or interruption of our information technology infrastructure, limited use of operating loss carry forwards due to ownership change, extended business interruption at our manufacturing facility, and the possibility that U.S. Customs and Border Protection may seek return of all or a portion of the CDSOA proceeds received in the second quarter of 2012. In addition, we have made certain forward looking statements with respect to payments we expect to receive under the Continued Dumping and Subsidy Offset Act, which are subject to the risks and uncertainties described in our discussion of those payments that may cause the actual payments to be subject to claims for recovery or to differ materially from those in the forward looking statements.  Any forward-looking statement speaks only as of the date of this filing, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2012 formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) condensed consolidated statements of cash flow, and (iv) the notes to the consolidated financial statements.(1) (2)

(1)           Filed herewith

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

Date: October 16, 2012	STANLEY FURNITURE COMPANY, INC.
By: /s/ Micah S. Goldstein
Micah S. Goldstein
Chief Financial Officer
(Principal Financial and Accounting Officer)