Form 10-K
period 2012-12-31
STANLEY FURNITURE CO INC.
filed 2013-02-06
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☒		Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ( ) No (x)

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing price on June 30, 2012:  $56 million.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of February 3, 2013:

Common Stock, par value $.02 per share	14,566,099
(Class of Common Stock)	Number of Shares

Documents incorporated by reference:  Portions of the Registrant’s Proxy Statement for our Annual Meeting of Stockholders scheduled for April 16, 2013 are incorporated by reference into Part III.

Stanley Furniture Company, Inc.

PART I

Item 1.Business

General

We are a leading designer, manufacturer and importer of wood furniture in the premium segment of the residential market.  We offer two major product lines that diversify us across all major style and product categories within our segment. Our fashion furniture line for the adult market is sold under the Stanley Furniture brand while our children’s furniture is sold under the Young America brand. Our product depth and extensive style selection makes us a complete wood furniture resource for retailers and interior designers serving the upscale consumer. To support our customers and cater to the specific factors that drive consumer demand for our two branded product lines, we have distinct operating strategies for each brand. An import model serves the demands of the Stanley Furniture customer, while a domestic manufacturing model supports Young America.

Products

Our Stanley Furniture brand, is marketed as upscale home furnishings which differentiate from other products in the market through styling and finish execution as well as wide selections for the entire home including dining, bedroom, home office, home entertainment, and accent items.  We believe the end consumer for the Stanley Furniture brand is typically a mature, affluent consumer who values the interior aesthetics of their home.

Our Young America brand is marketed as the trusted brand for child safety. Controlling its production in our North Carolina manufacturing facility allows us to proudly market a product “Made in the USA”, which we believe our customers associate with a higher level of product safety and quality.  Additionally, certain products have achieved third party certifications for both indoor air quality and product safety.  Product selection through color and choice also differentiate the Young America brand and attract the consumer wishing to customize their purchase and make an investment in furniture that grows with their child from crib to college and beyond. While we believe the typical consumer purchasing Young America is a parent between the ages of 25 and 40, grandparents are often involved in the purchase.

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

We continually design and develop new styles to replace those discontinued and, if desired, to expand our product lines.  Our product design process begins with identifying customer preferences and marketplace trends and conceptualizing product ideas. A variety of sketches are produced, usually by company designers, from which prototype furniture pieces are built for review prior to full-scale engineering and production.  We consult with our marketing and operations personnel, core suppliers, independent sales representatives and selected customers throughout this process and introduce our new product designs primarily at international furniture markets.

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

The primary marketing practice followed in the furniture industry is to exhibit products at international and regional furniture markets.  In the spring and fall of each year, a furniture market is held in High Point, North Carolina, which is attended by the majority of our retail customer base and is regarded by the industry as the most important international market. We utilize showroom space at this market to introduce new products, increase retail placements of existing products and test concepts for future products and services. In addition to displaying at the High Point Furniture Market, we recently entered into a lease agreement for a showroom at the Las Vegas Market.In January  2013, we will be participating in this trade show for the first time.

In 2012, we sold product to approximately 1,900 customers and recorded approximately 10% of our sales from international customers.  No single customer accounted for more than 10% of our sales in 2012 and no part of the business is dependent upon a single customer, the loss of which would have a material effect on our business.  The loss of several major customers could have a material impact on our business.

Manufacturing and Offshore Sourcing

Stanley Furniture

The entire Stanley Furniture product line is sourced from independent factories in Southeast Asia, primarily in Indonesia and Vietnam. We operate a support organization in both of these countries to manage vendor relationships, sourcing decisions, engineering and quality control. While we operate solely as a purchaser, we do maintain a presence in each of our partner vendors' factories.

We are subject to the usual risks inherent in importing products manufactured abroad, including, but not limited to, supply disruptions and delays, currency exchange rate fluctuations, economic and political developments and instability, as well as the laws, policies and actions of foreign governments and the United States affecting trade, including tariffs.

A sudden disruption in our supply chain from any of our strategic vendors could significantly compromise our ability to fill customers’ orders. If a disruption were to occur, we believe we would have sufficient inventory to meet a portion of demand for approximately three to four months.  Further, we believe that we could source any impacted products from other strategic suppliers but could experience service gaps and short-term increases in cost.

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

Young America

The Young America product line is manufactured domestically . We believe our domestic operations model supports the Young America product line as the trusted brand for child safety, color and choice, quick delivery, and quality and better differentiates our children’s furniture in the marketplace. Over the last two years we have focused our efforts and capital on modernizing and automating our factory in Robbinsville, North Carolina, which produces our entire Young America product line.

Domestic manufacturing supports our product and distribution strategy by allowing us to drive continuous improvement in product safety, quality and customer service, while offering maximum choice and customization with minimum inventory.  Our domestic manufacturing strategy includes:

·	Smaller and more frequent production runs,
·	Standardized engineering to improve quality and lower cost,
·	Identification and elimination of manufacturing bottlenecks and waste,
·	Use of cellular manufacturing in the production of component parts, and
·	Improved relationships with a small, core group of suppliers.

In addition, we continue to involve all personnel and vendor partners in the improvement of the manufacturing, assembly and finishing processes by encouraging an open and collaborative environment that embraces continuous improvement.

Warehousing and Delivery

We warehouse Young America products in our manufacturing facility in North Carolina and lease warehouse facilities domestically and abroad to support the Stanley Furniture product line. We consider our facilities to be generally modern, well equipped and well maintained.  We use a small group of transportation providers for delivery of both product lines.  While most of our products are delivered to retailers from our warehouses, we are able to ship direct containers from Asia as well as white-glove delivery services directly to the end consumer.

Production of our two product lines is scheduled based upon both actual and forecasted demand.  To support our service objectives, we maintain a higher inventory of imported products when compared to those manufactured domestically.  We ship the majority of our orders within 30 days from receipt of order. Our backlog of unshipped orders was $11.5 million at December 31, 2012 and $11.6 million at December 31, 2011. Our 2012 backlog includes approximately $750,000 of orders that have been shipped from our Asian warehouse but have not yet been received by our customers.

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

Our five largest raw material suppliers accounted for approximately 42% of our purchases in 2012.  We believe we keep adequate inventory of lumber and other supplies to maintain production levels. We believe that our sources of supply for these materials are adequate and that we are not dependent on any one supplier.

Competition

The furniture industry is highly competitive and includes a large number of competitors, none of which dominates the market.  In addition, competition has significantly increased as the industry’s worldwide manufacturing capacity remains relatively underutilized due to a lack of demand driven by the ongoing economic recession and its impact on domestic housing. Significant manufacturing capacity was added to support the housing boom that our economy experienced pre-recession.  This excess capacity has created downward price pressure despite increases in operating costs as industry participants attempt to generate volume to better utilize their manufacturing capacity.  The vast majority of our competitors own manufacturing facilities abroad or source finished goods from Asian suppliers.

The markets in which we compete include a large number of relatively small manufacturers.  However, certain competitors have substantially greater sales volume and financial resources when compared to us.  Competitive factors in the premium segment include design, quality, service, selection, price, and for our Young America brand, child safety.  We believe the changes to our operational strategy, our long-standing customer relationships and customer responsiveness, our consistent support of high-quality and diverse product lines, and our experienced management team are all competitive advantages.

Associates

At December 31, 2012, we employed 490 associates domestically and 59 associates overseas.  We consider our relationship with our associates to be good.  None of our associates are represented by a labor union.

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

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements.  These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” “could”, or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.  These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Such risks and uncertainties include our success in profitably producing Young America products in our domestic manufacturing facility, a failure or interruption of our information technology infrastructure, disruptions in foreign sourcing including those arising from supply or distribution disruptions or those arising from changes in political, economic and social conditions, as well as laws and regulations, in countries from which we source products, international trade policies of the United States and countries from which we source products, lower sales due to worsening of current economic conditions, the cyclical nature of the furniture industry,  business failures or loss of large customers, the inability to raise prices in response to inflation and increasing costs, failure to anticipate or respond to changes in consumer tastes and fashions in a timely manner, competition in the furniture industry including competition from lower-cost foreign manufacturers, the inability to obtain sufficient quantities of quality raw materials in a timely manner, environmental, health, and safety  compliance costs, limited use of operating loss carry forwards due to ownership change, extended business interruption at our manufacturing facility, and the possibility that U.S. Customs and Border Protection may seek to reclaim all or a portion of the $39.9 million of Continued Dumping and Subsidy Offset Act (CDSOA) proceeds received in the second quarter of 2012. In addition, we have made certain forward looking statements with respect to payments we expect to receive under the CDSOA, which are subject to the risks and uncertainties described in our discussion of those payments that may cause the actual payments to be subject to claims for recovery or to differ materially from those in the forward looking statements.  Any forward-looking statement speaks only as of the date of this filing, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

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

Attention: Mr. Micah S. Goldstein

Telephone: 276-627-2565, Fax: 276-629-5114

Or e-mail your request to: Investor@Stanleyfurniture.com

Item 1A.Risk Factors

Our results of operations and financial condition can be adversely affected by numerous risks.  You should carefully consider the risk factors detailed below in conjunction with the other information contained in this document.  Should any of these risks actually materialize, our business, financial condition and future prospects could be negatively impacted.

We may experience asset impairment or other charges, as well as a decrease in revenues, if our marketing strategy for the Young America  product line is unsuccessful, or if our strategy to improve operating efficiencies to achieve a profitable Young America product line is not successful.

If our marketing strategy for the Young America  product line is unsuccessful, or if we do not achieve operating efficiencies sufficient to profitably manufacture our Young America product line domestically, we may need to reposition our Young America product line, consider closing our Robbinsville facility and transition the manufacturing of Young America products to other sources, or we may need to cease production of our Young America product line altogether.  In this event, we could experience asset impairment or other restructuring charges. In addition, if any of these actions are necessary, they could affect our ability to meet product demand which may in turn negatively impact customer relations and result in loss of market share.

Our strategic decision to transition our Young America children’s furniture product line from a blended manufacturing base comprised of both our own domestic factories and foreign sources to a completely domestic manufacturing platform utilizing only our Robbinsville, NC facility has increased our capital investment requirements and operating expenses.  If we are not successful in the implementation of this strategy, we may experience disruptions to our operations that may result in a decline in revenues and liquidity, and an increase in our operating expenses.

We believe our decision to manufacture all children’s furniture products in our North Carolina facility was necessary to regain control of our entire production process and position and differentiate the Young America brand through product safety, color and choice, quick delivery and the cache that products “Made in USA” bring at retail in our premium segment.  This transition has increased operating expenses due to the disruption caused by the transition of approximately one-third of our Young America product line from overseas sources to our domestic manufacturing facility. In addition, we upgraded the quality of the entire product line through improved construction specifications. We expect long-term benefits as we distinguish our Young America product line from overseas competition in the marketplace.  If we are unsuccessful in implementing this strategy and do not lower our overall operating expenses through process improvements and capital investments, we may experience disruptions in our operations that may result in a decline in revenues and liquidity and an increase in operating expenses.

Our business and operations would be adversely impacted in the event of a failure or interruption of our information technology infrastructure.

The proper functioning of our information technology infrastructure is critical to the efficient operation and management of our business. If our information technology systems fail or are interrupted, our operations may be adversely affected and operating results could be harmed. We are in the second year of an initiative to improve our information technology infrastructure. These changes may be costly and disruptive to our operations, and could impose substantial demands on management time and resources. Our information technology systems, and those of third parties providing service to us, may also be vulnerable to damage or disruption caused by circumstances beyond our control. These include catastrophic events, power anomalies or outages, natural disasters, computer system or network failures, viruses or malware, physical or electronic break-ins, unauthorized access and cyber attacks. Any material disruption, malfunction or similar challenges with our information technology infrastructure, or disruptions or challenges relating to the transition to new processes, systems or providers, could have a material adverse effect on the operation of our business and our results of operations.

As a result of our reliance on foreign sourcing for our Stanley Furniture product line:

·	Our ability to service customers could be adversely affected and result in lower sales, earnings and liquidity.

Our supply of goods could be interrupted for a variety of reasons. A natural disaster or other causes of physical damage to any one of our sourcing partners’ factories could interrupt production for an extended period of time.Our sourcing partners may not supply goods that meet our manufacturing, quality or safety specifications, in a timely manner and at an acceptable price. We may reject goods that do not meet our specifications, requiring us to find alternative sourcing arrangements at a higher cost, or possibly forcing us to discontinue the product. Also, delivery of goods from our foreign sourcing partners may be delayed for reasons not typically encountered with domestic manufacturing or sourcing, such as shipment delays caused by customs or labor issues.

·	Our ability to properly forecast consumer demand on product with extended lead times could result in lower sales, earnings and liquidity.

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

Item 1B.Unresolved Staff Comments

None.

Item 2. Properties

Set forth below is certain information with respect to our principal properties.  We believe that all these properties are well maintained and in good condition.  A majority of our production and distribution facilities are equipped with automatic sprinkler systems and modern fire protection equipment, which we believe are adequate.  All facilities set forth below are active and operational.  Production capacity and the utilization of our Robbinsville manufacturing facilities are difficult to quantify as we continue to modernize and increase its available capacity.

		Approximate Facility Size (Square Feet)	Owned or Leased

Location	Primary Use
Stanleytown, VA	Warehouse and Corporate Office Space	950,000(1)	Leased
Robbinsville, NC	Manufacturing/ Distribution	562,100	Owned
Martinsville, VA	Distribution	300,000	Leased
High Point, NC	Showroom/ Office	56,000	Leased
Las Vegas, NV	Showroom	11,500	Leased
Vietnam	Distribution	50,000	Leased

(1)            Distribution and office utilization as of December 31, 2012 was approximately 50% of leased square footage.

Item 3.Legal Proceedings

In the normal course of business, we are involved in claims and lawsuits none of which currently, in our opinion, will have a material adverse affect on our consolidated financial statements.

Item 4.Mine Safety Disclosures

Not Applicable.

Executive Officers of the Registrant

Our executive officers and their ages as of January 1, 2013 are as follows:

Name	Age	Position
Glenn Prillaman	41	President and Chief Executive Officer
Micah S. Goldstein	42	Chief Operating and Financial Officer

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

Micah S. Goldstein has been Chief Operating Officer since joining the company in August 2010 and has also served as Chief Financial Officer since December 2010.  From January 2006 until August 2010, Mr. Goldstein was President and Chief Executive Officer of Bri-Mar Manufacturing, LLC, a manufacturer of hydraulic equipment trailers.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices

    Our common stock is quoted on the Nasdaq Stock Market (“Nasdaq”) under the symbol STLY.  The table below sets forth the high and low sales prices per share, for the periods indicated, as reported by Nasdaq.

	2012		2011

	High	Low	High	Low
First Quarter	$5.21	$2.95	$6.13	$3.15
Second Quarter	4.87	3.80	5.87	4.04
Third Quarter	5.00	3.84	4.75	2.90
Fourth Quarter	5.00	4.08	3.60	2.50

    As of January 23, 2013, we have approximately 2,000 beneficial stockholders.In 2009, our Board of Directors voted to suspend quarterly cash dividend payments.  Our dividend policy and the decision to suspend dividend payments is subject to review and revision by the Board of Directors and any future payments will depend upon our financial condition, our capital requirements and earnings, as well as other factors the Board of Directors may deem relevant.

Issuer Purchases of Equity Securities

   The following table summarizes the repurchases of our equity securities during the 12-month period ended December 31, 2012,

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs(1)

September 30 to November 3, 2012	3,373	4.47	3,373	4,984,914
November 4 to December 1, 2012	66,316	4.50	66,316	4,686,688
December 2 to December 31, 2012	76,326	4.55	76,326	4,339,172
Twelve months ended December 31, 2012	146,015		146,015

(1)

In July 2012, the Board of Directors authorized the purchase of up to $5.0 million of our common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices the company deems appropriate.

Performance Graph

  The following graph compares cumulative total stockholder return for our company with a broad performance indicator, the Nasdaq Market index (an industry index) and a Peer group index for the period from December 31, 2007 to December 31, 2012.

COMPARISON OF CUMULATIVE TOTAL RETURN (1)
STANLEY FURNITURE COMPANY, INC.
DOLLARS
$140
$120
$100
$80
$60
$40
$20
$0
2007
2008
2009
2010
2011
2012
Stanley Furniture Company, Inc.
NASDAQ Market Index (2)
Household Furniture Index (3)

(1)  The graph shows the cumulative total return on $100 invested at the market close on December 31, 2007, the last trading day in 2007, in common stock or the specified index, including reinvestments of dividends.

(2)  Nasdaq Market Index as prepared by Zacks Investment Research, Inc.

(3)  Household Furniture Index as prepared by Zacks Investment Research, Inc. consists of SIC Codes 2510 and 2511.  At January 11, 2013, Zacks Investment Research, Inc. reported that these two SIC Codes consisted of Bassett Furniture Industries, Inc., Bestar, Inc., Chromcraft Revington, Inc., Dorel Industries, Inc.,   Ethan Allen Interiors, Inc., First Choice Products Inc,, Flexsteel Industries, Inc., Furniture Brands International, Inc., Hooker Furniture Corporation,  La-Z-Boy, Inc., Leggett & Platt, Inc., Rowe Companies, Sealy Corp., Select Comfort Corp., Stanley Furniture Company, Inc. and Tempur Pedic International, Inc.

Equity Compensation Plan Information

  The following table summarizes our equity compensation plans as of December 31, 2012:

	Number of shares	Weighted-average	Number of shares
	to be issued upon	exercise price	remaining available
	exercise of	of outstanding	for future issuance
	outstanding options,	options, warrants	under equity
	warrants and rights	and rights	compensation plans
Equity compensation plans approved by stockholders	2,089,970	$ 5.99	1,293,583

Item 6.Selected Financial Data

	Years Ended December 31,
	2012		2011		2010		2009		2008
	(in thousands, except per share data)
Income Statement Data:
Net sales		$98,570		$104,646		$137,012		$160,451	$226,522
Cost of sales (1)		86,368		92,175		153,115		158,695	197,995
Gross profit (loss)		12,202		12,471		(16,103)		1,756	28,527
Selling, general and administrative expenses (2)		18,281		19,250		20,625		26,666	32,375
Goodwill impairment charge						9,072
Operating income (loss)		(6,079)		(6,779)		(45,800)		(24,910)	(3,848)
Income from Continued Dumping and Subsidy Offset Act, net		39,349		3,973		1,556		9,340	11,485
Other income, net		79		112		25		160	308
Interest expense, net		2,320		2,330		3,534		3,703	3,211
Income (loss) before income taxes		31,029		(5,024)		(47,753)		(19,113)	4,734
Income taxes (benefit)		645		1		(3,963)		(7,362)	998
Net income (loss)		$30,384		$(5,025)		$(43,790)		$(11,751)	$3,736

Basic Earnings (loss) Per Share:
Net income (loss)		$2.12		$(.35)		$(4.11)		$(1.14)	$.36
Weighted average shares		14,328		14,345		10,650		10,332	10,332

Diluted Earnings (loss) Per Share:
Net income (loss)		$2.10		$(.35)		$(4.11)		$(1.14)	$.36
Weighted average shares		14,484		14,345		10,650		10,332	10,332

Cash dividends paid per share	$		$		$		$		$.40

Balance Sheet and Other Data:
Cash		$10,930		$15,700		$25,532		$41,827	$44,013
Inventories		35,060		31,084		25,695		37,225	47,344
Working capital		72,241		46,066		52,769		87,277	97,059
Total assets		110,716		80,608		88,396		150,462	165,871
Capital leases		717		852
Long-term debt including current maturities								27,857	29,286
Stockholders’ equity		87,239		57,040		61,795		92,847	103,108
Capital expenditures		3,820		$4,352		$857		$2,621	$2,261
Stock repurchases:
Shares		146
Total cost		$661

(1)

 Included in cost of sales in 2012 are restructuring and related charges of $474,000 for lease commitments on warehousing space in the Stanleytown facility no longer being utilized. Included in cost of sales in 2011 are restructuring and related charges of $416,000 for the conversion of the Stanleytown manufacturing facility to a warehouse and distribution center, the sale of the Martinsville, Virginia facility and other restructuring related cost. Included in 2010 cost of sales is $10.4 million for accelerated depreciation and restructuring and related charges, also related to the Stanleytown facility conversion. Included in cost of sales in 2009 is $5.2 million for restructuring and related charges for a warehouse consolidation, elimination of certain positions, and a write-down of inventories. Included in cost of sales in 2008 is $5.9 million for the consolidation of two manufacturing facilities into one.

(2)	Included in selling, general and administrative expenses in 2009 is $876 thousand and in 2008 is $1.4 million of restructuring and related charges for the consolidations noted in footnote (1) above.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

            Over the last five years the market for residential wood furniture has been significantly impacted by declines in housing activity, consumer confidence and disposable income.  In response to these deteriorating industry conditions we took a number of steps during this time to reposition our company to align our cost structure and operating models with the lower sales volume and the changing marketplace. Major restructuring action was taken to consolidate facilities and ultimately reduce our domestic manufacturing footprint to improve asset utilization and production efficiencies.  At the same time we shifted our operation strategy for each brand so that we could respond to the demands of a new marketplace and position our company for growth.  Accordingly, we transitioned the manufacturing of the Stanley Furniture product line to a fully overseas sourced model and ceased domestic manufacturing operations for this brand in late 2010.  This transition of our Stanley Furniture product line was successfully completed in 2011.   For our Young America product line we implemented a strategy to differentiate this line by controlling the production to ensure safety, quality, selection and service.  This led us to shift the production of sourced Young America items from overseas to our domestic operation.  Over the past two years we have invested approximately $8.0 million in the modernization of our Young America manufacturing facility in Robbinsville, North Carolina to allow us to compete as a domestic producer of this product.  We completed this major modernization and the transition of the entire product line to higher quality standards in December 2012.  All these actions resulted in significant losses in 2009 and 2010 and to a lesser extent in 2011 and 2012.  The strength of our Balance Sheet during this transition has allowed us to act on strategic decisions that we believe have positioned us for growth in both product lines.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Income:

	For the Years Ended
	December 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	87.6	88.1	111.7
Gross profit (loss)	12.4	11.9	(11.7)
Selling, general and administrative expenses	18.6	18.4	15.1
Goodwill impairment charge			6.6
Operating loss	(6.2)	(6.5)	(33.4)
CDSOA income, net	39.9	3.8	1.1
Other income, net	.1	.1
Interest expense, net	2.3	2.2	2.6
Income before income taxes	31.5	(4.8)	(34.9)
Income taxes (benefit)	.7		(2.9)
Net income (loss)	30.8%	(4.8)%	(32.0)%

2012 Compared to 2011

Net sales decreased $6.1 million, or 5.8%, in 2012 compared to 2011.  The decrease was primarily due to lower unit volume for our Young America product line as we completed the modernization efforts in our factory and transitioned the entire product line to higher quality standards. Partially offsetting the volume declines on the Young America product line was increased sales and unit volume on the Stanley Furniture product line, as we believe we are regaining market share lost during our transition to a sourced model in early 2011.

Gross profit as a percentage of net sales improved to 12.4% in 2012 from 11.9% in 2011. The improvement in gross profit for 2012 compared to 2011 resulted from higher sales volume on the Stanley Furniture product line and operational improvements from our Young America product line. Included in gross profit in 2012 and 2011 is $474,000 and $416,000, respectively, in restructuring and related charges. During 2011, we began evaluating our overall warehousing and distribution requirements for our Stanley Furniture product line and concluded that only a portion of the leased warehouse space in Stanleytown, Virginia would be required. As a result, a restructuring charge against future lease obligations of $418,000 and $499,000 was taken in 2012 and 2011, respectively.

Selling, general and administrative expenses for 2012 were $18.3 million, or 18.6% of net sales, compared to $19.3 million, or 18.4% of net sales, in 2011.  The decline in this expense is primarily due to the impact that lower sales has on variable selling expenses, lower spending on marketing related expenses and a decrease in bad debt expense.

As a result of the above, operating loss improved to $6.1 million in 2012 compared with an operating loss of $6.8 million in 2011.

We recorded income, net of legal expenses, of $39.3 million in 2012 from the receipt of funds under the Continued Dumping and Subsidy Offset Act of 2000 (CDSOA) involving wooden bedroom furniture imported from China and other related payments compared to $4.0 million in 2011.

Interest expense in 2012 remained flat with 2011.  Interest expense for both periods is composed of interest on insurance policy loans from a legacy deferred compensation plan and imputed interest on a lease related obligation in 2011.

Our effective tax rate for 2012 was 2.1%.  The tax expense in 2012 is primarily the result of federal alternative minimum tax on the receipt of proceeds from the CDSOA distributed by U.S. Customs and Border Protection. Federal alternative minimum tax regulations limit the ability to offset all of the income generated in the period with net operating loss carry forwards.  Our 2011 effective tax rate was essentially zero since we had established a valuation allowance for our deferred tax assets in excess of our deferred tax liabilities.

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

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand and cash generated from operations. While we believe that our business strategy and restructuring efforts will be successful, we cannot predict with certainty the ultimate impact on our revenues, operating costs and cash flows from operations.  The CDSOA proceeds of $39.9 million have strengthened our balance sheet and allowed us to focus on the execution of our strategy. We expect cash on hand to be adequate for ongoing expenditures and capital expenditures for the foreseeable future.  At December 31, 2012 we had $10.9 million in cash, $1.7 million in restricted cash and $25.0 million of short-term investments.

Working capital, excluding cash, restricted cash and short-term investments, increased during 2012 to $34.6 million from $28.8 million on December 31, 2011.  The increase was primarily the result of a build in inventories and a reduction in accounts payable.

Cash provided by operations was $25.4 million in 2012 compared to cash used of $7.3 million in 2011 and $9.4 million in 2010.  The cash provided by operations during 2012 was from the receipt of $39.9 million in proceeds from the CDSOA compared to $4.6 million in 2011 and $2.2 million in 2010. Also during the current year, we paid income taxes of $768,000, largely driven by the income related to the CDSOA proceeds compared to income tax refunds of $3.6 million in 2011 and $8.2 million in 2010. The increase in cash used by operations in 2012, excluding the CDSOA receipts, was primarily due to lower sales, partially offset by a decrease in cash paid to suppliers and employees resulting from savings related to operational improvements on our Young America product line .

Net cash used by investing activities was $31.6 million in 2012 compared to $4.4 million in 2011 and cash provided of $4.8 million in 2010.  During 2012 we invested $25.0 million of our CDSOA proceeds in short-term investments. In addition, we invested $3.8 million in 2012, $4.4 million in 2011 and $857,000 in 2010 in capital expenditures a majority of which was for the modernization of our Young America manufacturing operation in Robbinsville, North Carolina. We also began to improve our systems and website during 2012 with an investment of $2.7 million and project to spend another $2.0 million in 2013 to finalize the project.  Included in 2011 investing activities was a $1.6 million transfer of cash to restricted cash to secure letters of credit. Sale of assets provided cash of $81,000, $1.6 million and $5.7 million in 2012, 2011 and 2010, respectively. Capital expenditures for 2013 should return back to normal maintenance capital at approximately $1.0 million, with most occurring in the later part of the year. In addition, we expect to invest $1.7 million in leasehold improvements on the consolidation of our showroom and corporate offices in High Point, North Carolina.  Approximately $178,000 has been invested in 2012 and the remainder will be invested in the first half of 2013.

Net cash provided by financing activities was $1.5 million in 2012 compared to $1.9 million in 2011 and cash used of $11.7 million in 2010.  In 2012, funds were used for the purchase and retirement of $661,000 of our common stock.  In 2012, 2011 and 2010, proceeds from insurance policy loans provided cash of $2.2 million, $2.0 million and $1.8 million, respectively.  In 2010, cash of $27.9 million was used to retire outstanding debt, proceeds of $11.8 million (net of expenses) were received from the issuance of 4 million shares of our common stock and proceeds of $2.4 million were received from the sale of our Martinsville, Virginia facility which was accounted for as a financing obligation.

In the first quarter of 2012, we entered into a lease agreement for a new corporate office and showroom location that will allow for the consolidation of our corporate offices and our High Point Market showroom into a single, multi-purpose location in High Point, North Carolina.  As a result of this consolidation, we expect to record approximately $600,000 in restructuring charges for severance and relocation cost in the first quarter of 2013.  In addition, we entered into a lease agreement to open a new showroom within the Las Vegas Design Center located within the World Market Center Las Vegas in January 2013.  With the addition of these leases, our future minimum operating lease payments will be $1.5 million in 2013 and 2014, $1.6 million in 2015, $1.2 million in 2016, $800,000 in 2017 and $3.7 million for the years thereafter.

The following table sets forth our contractual cash obligations and other commercial commitments at December 31, 2012 (in thousands):

	Payment due or commitment expiration
		Less Than 1 year			Over 5 years
	Total		1-3 years	4-5 years
Contractual cash obligations:
Postretirement benefits other than pensions(1)	$3,562	$346	$599	$540	$2,077
Operating leases	10,207	1,454	3,074	2,016	3,663
Capital lease	747	147	294	294	12
Total contractual cash obligations	$14,516	$1,947	$3,967	$2,850	$5,752
Other commercial commitments:
Letters of credit	$1,737	$1,737

(1)

The RP-2000 Combined Health Mortality Table with generational mortality improvements were used in estimating future benefit payments, and the health care cost trend rate for determining payments is 8.5% for 2012 and gradually declines to 5.5% in 2018 where it is assumed to remain constant for the remaining years.

        Not included in the above table are unrecognized tax benefits of $678,000, due to the uncertainty of the date of occurrence.

Continued Dumping and Subsidy Offset Act (CDSOA)

The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection (“Customs”) for imports covered by antidumping duty orders entering the United States through September 30, 2007 to eligible domestic producers that supported a successful antidumping petition (“Supporting Producers”) concerning wooden bedroom furniture imported from China. We received CDSOA proceeds in the amount of $39.9 million, $4.0 million and $1.6 million in 2012, 2011 and 2010.  Antidumping duties for merchandise entering the U.S. after September 30, 2007 have remained with the U.S. Treasury.

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

On March 5, 2012, the Federal Circuit denied the motions for injunction, “without prejudicing the ultimate disposition of these cases.”  As a result, we received a CDSOA distribution in the amount of $39.9 million in April 2012. If the Federal Circuit were to reverse the decisions of the Court of International Trade and determine that the Non-Supporting Producers were entitled to CDSOA distributions, it is possible that Customs may seek to have us return all or a portion of our share of this most recent distribution. The Federal Circuit has scheduled oral arguments for March 8, 2013 concerning the appeals of the Non-Supporting Producers.  Based on what we know today, we believe that the chance Customs will seek and be entitled to obtain a return is remote.  We therefore recorded income, net of expenses, of $39.4 million in April 2012 as a result of the receipt of these funds.

In addition, according to Customs, as of October 1, 2012, approximately $8.9 million in duties had been secured by cash deposits and bonds on unliquidated entries of wooden bedroom furniture that are subject to the CDSOA, and this amount is potentially available for distribution under the CDSOA to eligible domestic producers in connection with the case involving wooden bedroom furniture imported from China. The amount ultimately distributed will be impacted by appeals concerning the results of the annual administrative review process, which can retroactively increase or decrease the actual duties owed on entries secured by cash deposits and bonds, by collection efforts concerning duties that may be owed, and by any applicable legislation and Custom’s interpretation of that legislation. Assuming that such funds are distributed and that our percentage allocation in future years is the same as it was for the 2011 distribution (approximately 30% of the funds distributed) and the $8.9 million in estimated antidumping duties secured by antidumping duty cash deposits and bonds does not change as a result of the annual administrative review process or otherwise, we could receive approximately $2.7 million more in CDSOA funds.

In November 2012, Customs disclosed that it has again withheld funds from any available distribution associated with any cases involved in ongoing litigation until the amounts at issue in the pending litigation have been resolved.  It is expected that Customs will continue withholding such funds until a final decision is reached in the pending litigation.  Therefore, no distributions were made in December 2012 for the case involving wooden bedroom furniture imported from China.

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

Deferred Taxes -- We recognize deferred tax assets and liabilities based on the estimated future tax effects of differences between the financial statements and the tax basis of assets and liabilities given the enacted tax laws.    We evaluate the need for a deferred tax asset valuation allowance by assessing whether it is more likely than not that the company will realize its deferred tax assets in the future.  The assessment of whether or not a valuation allowance is required often requires significant judgment, including the forecast of future taxable income.  Adjustments to the deferred tax valuation allowance are made to earnings in the period when such assessment is made.

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

Long-lived assets – Property, plant and equipment is reviewed for possible impairment when events indicate that the carrying amount of an asset may not be recoverable.  Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods that would lower our earnings. Our depreciation policy reflects judgments on the estimated remaining useful lives of assets.

Off-Balance Sheet Arrangements

We do not have transactions or relationships with “special purpose” entities, and we do not have any off-balance sheet financing other than normal operating leases primarily for warehousing, showroom and office space, and certain technology equipment.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

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

Item 8.Financial Statements and Supplementary Data

The consolidated financial statements and schedule listed in items 15(a) (1) and (a) (2) hereof are incorporated herein by reference and are filed as part of this report.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.  The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, our independent public accounting firm, as stated in their report, which is included on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Information related to our directors is set forth under the caption “Election of Directors” of our proxy statement (the “2013 Proxy Statement”) for our annual meeting of shareholders scheduled for April 16, 2013.  Such information is incorporated herein by reference.

Information relating to compliance with section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2013 Proxy Statement and is incorporated herein by reference.

Information relating to the Audit Committee and Board of Directors’ determinations concerning whether a member of the Audit Committee of the Board is a “financial expert” as that term is defined under Item 407(d) (5) of Regulation S-K is set forth under the caption “Board and Board Committee Information” of our 2013 Proxy Statement and is incorporated herein by reference.

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

Item 11.Executive Compensation

Information relating to our executive compensation is set forth under the captions “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our 2013 Proxy Statement.  Such information is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our information relating to this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of our 2013 Proxy Statement.  Such information is incorporated herein by reference.

Information concerning our equity compensation plan is included in Part II of this report under the caption “Equity Compensation Plan Information.”

Item 13.Certain Relationships and Related Transactions, and Director Independence

Our information relating to this item is set forth under the caption “Compensation of Executive Officers – Employment Agreements and Related Transactions” and “Board and Board Committee Information” of our 2013 Proxy Statement.  Such information is incorporated herein by reference.

Item 14.Principal Accounting Fees and Services

Our information relating to this item is set forth under the caption “Independent Registered Public Accountants” of our 2013 Proxy Statement.  Such information is incorporated herein by reference.

PART IV

Item 15.Exhibits, Financial Statement Schedules

(a)	Documents filed as a part of this Report:

	(1)	The following consolidated financial statements are included in this report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Income for each of the three years in the period ended December 31, 2012
Consolidated Statements of Comprehensive Income for each of the three years ended in the period ended December 31, 2012
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2012.
Consolidated Statements of Cash Flow for each of the three years in the period ended December 31, 2012
Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2012.

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

(1)	Management contract or compensatory plan

10.10

Change in Control Protection Agreement, dated December 11, 2009, by and between Stanley Furniture Company, Inc. and Glenn Prillaman (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (commission File No. 0-14938) filed on December 14, 2009).(1)

10.11

2008 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement (Commission File No. 0-14938) for the annual meeting of stockholders held on April 15, 2008).(1)

10.12

Form of Stock Option Award under 2008 Incentive Plan (Officers) (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2008).(1)

10.13

Form of Stock Option Award under 2008 Incentive Plan (Directors) (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2008).(1)

10.14

Change in Control Protection Agreement, dated August 11, 2010, by and between the Registrant and Micah Goldstein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed August 16, 2010).(1)

10.15

Amendment to the Change in Control Protection Agreement dated September 10, 2010, by and between the Registrant and Glenn Prillaman (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (Commission File No. 0-14938) filed September 16, 2010).(1)

10.16

Form of Restricted Stock Grant under 2008 Incentive Plan (Officers) (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2011.(1)

10.17	Form of Restricted Stock Award under 2008 Incentive Plan (Directors). (1) (2)

10.18

2012 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement (Commission File No. 0-14938) for the annual meeting of stockholders held on April 18, 2012). (1)

10.19	Form of Stock Option Award under 2012 Incentive Plan (Officers). (1) (2)

10.20	Form of Restricted Stock Award under 2012 Incentive Plan (Officers). (1) (2)

(1)	Management contract or compensatory plan
(2)	Filed Herewith

21	List of Subsidiaries. (2)

23	Consent of PricewaterhouseCoopers LLP. (2)

31.1	Certification by Glenn Prillaman, our Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (2)

31.2	Certification by Micah S. Goldstein, our Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (2)

32.1	Certification by Glenn Prillaman, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certification by Micah S. Goldstein, our Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

101

The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of income,(iii) condensed consolidated statements of comprehensive income,(iv) condensed consolidated statements of cash flow, and (v) the notes to the consolidated financial statements, and (vi) document and entity information (2) (3)

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

STANLEY FURNITURE COMPANY, INC.

February 6, 2013	By:	/s/Glenn Prillaman
Glenn Prillaman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Michael P. Haley	Chairman and Director	February 6, 2013
(Michael P. Haley)

/s/Glenn Prillaman	President and Chief Executive Officer (Principal Executive Officer) and Director	February 6, 2013
(Glenn Prillaman)

/s/Micah S. Goldstein	Chief Operating and Financial Officer and Secretary (Principal Financial and Accounting Officer) and Director	February 6, 2013
(Micah S. Goldstein)

/s/D. Paul Dascoli	Director	February 6, 2013
(D. Paul Dascoli)

/s/T. Scott McIlhenny, Jr.	Director	February 6, 2013
(T. Scott McIlhenny, Jr.)

STANLEY FURNITURE COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

Report of Independent Registered Public Accounting Firm

To the Board of the Directors and Stockholders of Stanley Furniture Company, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Stanley Furniture Company, Inc.and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Richmond, Virginia

February 5, 2013

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$10,930	$15,700
Restricted cash	1,737	1,587
Short-term investments	25,000
Accounts receivable, less allowances of $654 and $1,051	10,028	10,252
Inventories:
Finished goods	30,980	27,793
Work-in-process	1,845	1,213
Raw materials	2,235	2,078
Total inventories	35,060	31,084

Prepaid expenses and other current assets	3,438	3,380
Deferred income taxes	962	519
Total current assets	87,155	62,522

Property, plant and equipment, net	19,870	17,590
Other assets	3,691	496
Total assets	$110,716	$80,608

LIABILITIES
Current liabilities:
Accounts payable	$8,667	$9,963
Accrued salaries, wages and benefits	3,826	4,378
Other accrued expenses	2,421	2,115
Total current liabilities	14,914	16,456

Deferred income taxes	962	519
Other long-term liabilities	7,601	6,593
Total liabilities	23,477	23,568

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 25,000,000 shares authorized,14,566,099 and 14,524,015 shares issued and outstanding, respectively	284	287
Capital in excess of par value	15,018	14,898
Retained earnings	72,421	42,037
Accumulated other comprehensive loss	(484)	(182)
Total stockholders’ equity	87,239	57,040
Total liabilities and stockholders’ equity	$110,716	$80,608

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Years Ended
	December 31,
	2012	2011	2010
Net sales	$98,570	$104,646	$137,012

Cost of sales	86,368	92,175	153,115

Gross profit (loss)	12,202	12,471	(16,103)

Selling, general and administrative expenses	18,281	19,250	20,625

Goodwill impairment charge			9,072

Operating loss	(6,079)	(6,779)	(45,800)

Income from Continued Dumping and Subsidy Offset Act, net	39,349	3,973	1,556
Other income, net	79	112	25
Interest income	82	25	3
Interest expense	2,402	2,355	3,537

Income (loss) before income taxes	31,029	(5,024)	(47,753)

Income tax (benefit) expense	645	1	(3,963)

Net income (loss)	$30,384	$(5,025)	$(43,790)

Income(loss) per share:

Basic	$2.12	$(.35)	$(4.11)
Diluted	$2.10	$(.35)	$(4.11)

Weighted average shares outstanding:

Basic	14,328	14,345	10,650
Diluted	14,484	14,345	10,650

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (in thousands)

	For the Years Ended
	December 31,

	2012	2011	2010

Net income (loss)	$30,384	$(5,025)	$(43,790)
Other comprehensive loss (income):
Amortization of prior service cost	177	177	57
Amortization of actuarial loss (benefit)	125	18	(179)
Adjustments to net periodic postretirement cost (benefit)	302	195	(122)
Comprehensive income (loss)	$30,082	$(5,220)	$(43,668)

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For each of the three years in the period ended December 31, 2012

(in thousands)

					Accumulated Other Comprehensive Income (Loss)
			Capital in Excess of Par Value
	Common Stock			Retained Earnings
	Shares	Amount				Total

Balance at December 31, 2009	10,332	$207	$1,897	$90,852	$(109)	$92,847

Net loss				(43,790)		(43,790)
Other comprehensive income					122	122
Exercise of stock options .	13		116			116
Issuance of common stock .	4,000	80	11,717			11,797
Stock-based compensation .			703			703

Balance at December 31, 2010 .	14,345	287	14,433	47,062	13	61,795

Net loss .				(5,025)		(5,025)
Other comprehensive loss .					(195)	(195)
Fees related to issuance of common stock .			(40)			(40)
Restricted stock grants	179
Stock-based compensation .			505			505

Balance at December 31, 2011 .	14,524	287	14,898	42,037	(182)	57,040

Net income .				30,384		30,384
Other comprehensive loss .					(302)	(302)
Fees related to issuance of common stock .			(1)			(1)
Restricted stock grants	188
Purchase and retirement of common stock	(146)	(3)	(658)			(661)
Stock-based compensation .			779			779

Balance at December 31, 2012 .	14,566	$284	$15,018	$72,421	$(484)	$87,239

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended
	December 31,
	2012	2011	2010
Cash flows from operating activities:
Cash received from customers	$99,064	$103,295	$142,481
Cash paid to suppliers and employees	(110,185)	(116,763)	(158,560)
Cash from Continued Dumping and Subsidy Offset Act, net	39,466	4,615	2,232
Interest paid	(2,218)	(2,094)	(3,750)
Income tax (payments) refunds	(768)	3,640	8,195
Net cash provided (used) by operating activities	25,359	(7,307)	(9,402)

Cash flows from investing activities:
Purchase of short-term securities	(25,000)
Increase in restricted cash	(150)	(1,587)
Capital expenditures	(3,820)	(4,352)	(857)
Proceeds from sale of assets	81	1,570	5,731
Purchase of other assets	(2,730)	(38)	(28)
Net cash (used) provided by investing activities	(31,619)	(4,407)	4,846

Cash flows from financing activities:
Repayment of senior notes			(27,857)
Capital lease payments	(132)	(121)
Purchase and retirement of common stock	(661)
Proceeds from lease related obligation			2,360
Proceeds from exercise of stock options			116
Proceeds from issuance of common stock			11,797
Proceeds from insurance policy loans	2,283	2,003	1,845
Net cash provided (used) by financing activities	1,490	1,882	(11,739)

Net decrease in cash	(4,770)	(9,832)	(16,295)
Cash at beginning of year	15,700	25,532	41,827

Cash at end of year	$10,930	$15,700	$25,532

Reconciliation of net loss to net cash used by operating activities:

Net income (loss)	$30,384	$(5,025)	$(43,790)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Goodwill impairment charge			9,072
Depreciation	1,753	1,614	9,357
Amortization	14	29	48
Deferred income taxes			1,305
Stock-based compensation	779	505	703
Other, net	(62)	468	657
Changes in assets and liabilities:
Accounts receivable	224	(364)	5,409
Inventories	(3,976)	(5,389)	11,530
Prepaid expenses and other current assets	(2,363)	2,917	508
Accounts payable	(1,652)	847	(2,517)
Accrued salaries, wages and benefits	(1,044)	(205)	(1,667)
Other accrued expenses	374	(2,330)	292
Other assets	146	130	87
Other long-term liabilities	782	(504)	(396)
Net cash provided (used) by operating activities	$25,359	$(7,307)	$(9,402)

Supplemental disclosure of cash flow information:
Non-cash financing activities:
Capital lease		$973
Equipment purchases in accounts payable	$255

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

For financial reporting purposes, we operate in one business segment where substantially all revenues are from the sale of residential wood furniture products.This business segment consists of two product lines that are branded as Stanley Furniture and Young America.  Sales from these two groups of products for the three years ended are as follows:

	2012	2011	2010
Stanley Furniture	62%	56%	55%
Young America	38%	44%	45%
Total net sales	100%	100%	100%

Subsequent events were evaluated through the date these financial statements were issued.

Cash Equivalents

Cash and short-term, highly-liquid investments with original maturities of three months or less are considered cash and cash equivalents.

Short-term Investments

Investments with maturities of greater than three months and less than one year at the time of purchase are considered short-term investments.  Our investments are in certificates of deposits, which we intend to hold until maturity.  We report the investments at cost with earnings recognized through interest income.

Revenue Recognition

Sales are recognized when title and risk of loss pass to the customer, which typically occurs at the time of shipment.  In some cases however, title does not pass until the shipment is delivered to the customer.  Revenue includes amounts billed to customers for shipping.

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

Capitalized Software Cost

We amortize purchased computer software costs using the straight-line method over the estimated economic lives of the related products.  Unamortized cost at December 31, 2012 and 2011 was approximately $2.8 million and $14,000, respectively, and is included in other assets.

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

2.Property, Plant and Equipment

	Depreciable
	lives	(in thousands)
	(in years)	2012	2011
Land and buildings	20 to 50	$13,896	$13,896
Machinery and equipment	5 to 12	28,406	27,277
Office furniture and equipment	3 to 10	1,153	1,168
Construction in progress		522	2,116
Property, plant and equipment, at cost		43,977	44,457
Less accumulated depreciation		24,107	26,867
Property, plant and equipment, net		$19,870	$17,590

3.       Goodwill

In 2010, an impairment analysis was performed and an impairment charge of $9.1 million was recognized, the entire amount of goodwill.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.Income Taxes

The provision for income tax expense (benefit) consists of (in thousands):

	2012	2011	2010
Current:
Federal	$ 434	$ 32	$ (5,605)
State	211	(31)	27
Total current	645	1	(5,578)
Deferred:
Federal			1,476
State			139
Total deferred			1,615
Income tax expense (benefit)	$ 645	$ 1	$ (3,963)

A reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate follows:

	2012	2011	2010

Federal statutory rate	35.0%	(35.0)%	(35.0)%
State tax, net of federal benefit	2.0	(3.4)	(1.4)
State tax credits and adjustments	.5	.6	(.7)
Increase in cash surrender value of life insurance policies	(2.2)	(12.3)	(1.2)
Tax-exempt interest		.7
Valuation allowance (decrease) increase	(33.7)	46.7	23.3
Goodwill impairment			6.7
Other, net	.5	2.7
Effective income tax rate	2.1%	0.0%	(8.3)%

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.      Income Taxes (continued)

The income tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31 follow (in thousands):

	2012	2011
Current deferred tax assets:
Accounts receivable	$243	$402
Employee benefits	978	1,324
Other accrued expenses	278	257
Gross current deferred tax asset	1,499	1,983
Less valuation allowance	(537)	(1,464)
Net current deferred tax asset	$962	$519

Noncurrent deferred tax assets (liabilities)
Property, plant and equipment	$(6,211)	$(4,829)
Employee benefits	3,377	3,188
Other noncurrent assets	142	154
AMT credit	649	211
Net Operating Loss	4,131	13,117
Gross non-current deferred tax assets (liabilities)	2,088	11,841
Less valuation allowance	(3,050)	(12,360)
Net noncurrent deferred tax assets (liabilities)	$(962)	$(519)

  We have U.S. federal and state net operating loss carry-forwards of approximately $10.5 million which are available to reduce future taxable income.  The federal net operating loss will begin expiring in 2031 and the state net operating losses will expire at various times beginning in 2026.

During 2012, we recorded a non-cash credit to our valuation allowance of $10.2 million against our December 31, 2012 deferred tax assets.  The primary assets which are covered by this valuation allowance are employee benefits and net operating losses in excess of the amounts which can be carried back to prior periods. The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance.  Our results over the most recent three-year period were heavily affected by our business restructuring activities. Our cumulative loss, excluding income from the Continued Dumping and Subsidy Offset Act, in the most recent three-year period, in our view, represented sufficient negative evidence to require a valuation allowance.  We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Although realization is not assured, we have concluded that the remaining net deferred tax asset in the amount of $962,000 will be realized based on the reversal of existing deferred tax liabilities. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities. Should we determine that we will not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

The unrecognized tax benefits activity for the year ended December 31 follow (in thousands):

	2012	2011
Unrecognized tax benefits balance at January 1	$ 650	$ 722
Gross increases for tax positions of prior years	81	560
Gross decreases for tax positions of prior years	(53)	(632)
Unrecognized tax benefits balance at December 31	$ 678	$ 650

As of December 31, 2012 and 2011, we had approximately $253,000 and $361,000 of accrued interest related to uncertain tax positions, respectively.

Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $510,000 at December 31, 2012 and $489,000 at December 31, 2011. The 2009, 2010 and 2011 tax years remain open to examination by major taxing jurisdictions.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.       Stockholders’ Equity

In December 2010, we issued 4,000,000 shares of common stock at $3.00 per share in a rights offering.

In addition to common stock, authorized capital includes 1,000,000 shares of “blank check” preferred stock.  None was outstanding during the three years ended December 31, 2012.  The Board of Directors is authorized to issue such stock in series and to fix the designation, powers, preferences, rights, limitations and restrictions with respect to any series of such shares.  Such “blank check” preferred stock may rank prior to common stock as to dividend rights, liquidation preferences or both, may have full or limited voting rights and may be convertible into shares of common stock.

Basic and diluted earnings per share are calculated using the following share data (in thousands):

	2012	2011	2010

Weighted average shares outstanding for basic calculation	14,328	14,345	10,650
Dilutive effect of stock options	156
Weighted average shares outstandingfor diluted calculation	14,484	14,345	10,650

In 2011 and 2010, the dilutive effect of stock options and restricted shares was not recognized since we had a net loss.   Approximately 738,000 shares in 2012, 1.8 million shares in 2011 and 2.1 million shares in 2010 were issuable upon the exercise of stock options, which were not included in the diluted per share calculation because they were anti-dilutive.  In 2011, 179,336 shares of restricted stock were not included because they were anti-dilutive.

In July 2012, the Board of Directors authorized the purchase of up to $5.0 million of our common stock.  These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices the company deems appropriate.  During 2012, we used $661,000 to repurchase 146,015 shares of our common stock.

6.       Stock Based Compensation

In 2012, our shareholders approved The Stanley Furniture Company, Inc. 2012 Incentive Compensation Plan (Incentive Compensation Plan).  This plan provides for the granting of performance grants, performance shares, stock options, restricted stock, restricted stock units, and stock appreciation rights to employees and certain service providers. Under this plan, the aggregate number of common shares that may be issued through awards of any form is 1.6 million. In addition, shares authorized under the 2008 Incentive Compensation Plan are also available for issuance under the Incentive Compensation Plan if they are unissued or subsequently expire, are forfeited or terminate unexercised.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.       Stock Based Compensation (continued)

Stock Options

The options are issued at market value on the date of grant and have a term of 10 years from the grant date. In general, employee  grants vest ratably over a four to five year period and Director grants vest immediately . The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date.  We have estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes pricing valuation model.

The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense.  The weighted average for key assumptions used in determining the fair value of options granted follows:

	2012	2011	2010
Expected price volatility	53.25%	45.89%	53.21%
Risk-free interest rate	0.91%	1.34%	2.30%
Weighted average expected life in years	5.5	5.7	5.6
Forfeiture rate	21.87%	19.82%	14.27%

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield, forfeiture rate and the expected lives of the options.  The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

Stock option activity for the three years ended December 31, 2012, follows:

	Number of shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	1,640,624	$ 11.71	6.8
Exercised	(12,500)	9.22
Lapsed	(70,000)	9.43
Expired	(175,000)	12.47
Granted	710,530	3.40

Outstanding at December 31, 2010	2,093,654	$ 8.91	7.6
Lapsed	(566,000)	11.14
Expired	(164,000)	13.94
Granted	451,302	3.38

Outstanding at December 31, 2011	1,814,956	$ 6.39	7.1
Expired	(22,000)	17.62
Granted	297,014	4.43

Outstanding at December 31, 2012	2,089,970	$ 5.99	6.4	$ 1,451

Exercisable at December 31, 2012	1,090,742	$ 7.94	6.7	$ 574

As of December 31, 2012, there was $1.3 million of total unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted-average remaining vesting period of 2.2 years.

  STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.       Stock Based Compensation (continued)

The average fair market value of options granted in 2012, 2011 and 2010, and cash proceeds, tax benefits and intrinsic value related to total stock options exercised during 2010 are as follows (in thousands, except per share data):

	2012	2011	2010

Average fair market value of options granted (per share)	$ 2.12	$ 1.51	$ 1.72
Proceeds from stock options exercised			$ 116
Intrinsic value of stock options exercised			$ 126

Restricted Stock

The restricted stock awards are accounted for as “non-vested equity shares” until the awards vest or are forfeited.  In general, restricted stock awards for employees vest at the end of a four year period from the date of grant and for non-employee directors vest at the end of their current term on the Board.  The fair value of each share of restricted stock is the market price of our stock on the grant date.  The fair value of each award is amortized into compensation expense on a straight-line basis between the award date and the vesting date.  No restricted stock awards have vested as of December 31, 2012.

The following table summarizes information about non-vested share awards as of and for the year ended December 31, 2012:

	Number of shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2010

Granted	179,336	$ 3.07

Outstanding at December 31, 2011	179,336	$ 3.07

Granted	188,099	$ 4.48

Outstanding at December 31, 2012	367,435	$ 3.79

As of December 31, 2012, there was $1.1 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average remaining vesting period of 3.4 years.

7.       Employee Benefits Plans

Defined Contribution Plan

We maintain a defined contribution plan covering substantially all of our employees and make discretionary matching and profit sharing contributions.  We suspended employer contributions to the plan in 2010 and 2011, and reinstated them in 2012. The total plan cost, including employer contributions, was $317,000 in 2012, $84,000 in 2011, and $89,000 in 2010.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.       Employee Benefits Plans (continued)

Supplemental Retirement Plan

The financial status of our Supplemental Retirement Plan at December 31 follows (in thousands):

	2012	2011
	Supplemental	Supplemental
	Plan	Plan
Change in benefit obligation:
Beginning benefit obligation	$2,065	$1,956
Interest cost	82	93
Actuarial loss	223	179
Benefits paid	(163)	(163)
Ending benefit obligation	2,207	2,065
Change in plan assets:
Beginning fair value of plan assets
Employer contributions	163	163
Benefits paid	(163)	(163)
Ending fair value of plan assets
Funded status	$(2,207)	$(2,065)

Amount recognized in the consolidated balance sheet:

Current liabilities	$(161)	$(162)
Non current liabilities	(2,046)	(1,903)
Total	$(2,207)	$(2,065)

Components of pension cost follow (in thousands):

	2012	2011	2010
Interest cost	$ 82	$ 93	$ 101
Net amortization and deferral	223	179	94
Total expense	$ 305	$ 272	$ 195

The assumptions used to determine the plans’ financial status and pension cost were:

	2012	2011	2010
Discount rate for funded status	3.10%	4.15%	4.90%
Discount rate for pension cost	4.15%	4.90%	5.50%

Estimated future benefit payments for the supplemental retirement plan are $162,000 in 2013, $159,000 in 2014, $157,000 in 2015, $154,000 in 2016, $151,000 in 2017 and a total of $707,000 from 2018 through 2022.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.       Employee Benefits Plans (continued)

Postretirement Benefits Other Than Pensions

Our postretirement health care benefits were terminated for current employees effective January 1, 2010.  Prior to this termination, we provided health care benefits to eligible retired employees between the ages of 55 and 65 and provide life insurance benefits to eligible retired employees from age 55 until death. The plan’s financial status at December 31, the measurement date, follows (in thousands):

	2012	2011
Change in benefit obligation:
Beginning benefit obligation	$ 1,400	$ 1,658
Interest cost	49	61
Actuarial gain	(66)	(143)
Plan participants’ contributions	122	199
Benefits paid	(150)	(375)
Ending benefit obligation	1,355	1,400
Change in plan assets:
Beginning fair value of plan assets
Employer contributions	28	176
Plan participants’ contributions	122	199
Benefits paid	(150)	(375)
Ending fair value of plan assets
Funded status	$ (1,355)	$ (1,400)

Amount recognized in the consolidated balance sheet (in thousands):

	2012	2011
Current liabilities	$ (184)	$ (208)
Non current liabilities	(1,171)	(1,192)
Total	$ (1,355)	$ (1,400)

Components of net periodic postretirement benefit cost were (in thousands):

	2012	2011	2010
Interest cost	$ 49	$ 61	$ 82
Amortization of transition obligation	(177)	(177)	(153)
Amortization of net actuarial loss	11	8	47
Net periodic postretirement benefit income	$ (117)	$ (108)	$ (24)

The assumptions used to determine the plan’s financial status and postretirement benefit cost:

	2012	2011	2010
Discount rate for funded status	2.65%	3.70%	4.35%
Discount rate for postretirement benefit cost	3.70%	4.35%	4.75%
Health care cost assumed trend rate for next year	8.00%	8.50%	9.00%
Rate that the cost trend rate gradually declines to	5.50%	5.50%	5.50%
Year that the rate reaches the rate it is assumed to remain at	2018	2018	2018

An increase or decrease in the assumed health care cost trend rate of one percentage point in each future year would affect the accumulated postretirement benefit obligation at December 31, 2012 by approximately $3,000 and the annual postretirement benefit cost by approximately $100.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.Employee Benefits Plans (continued)

Estimated future benefit payments are $184,000 in 2013, $151,000 in 2014, $131,000 in 2015, $122,000 in 2016, $112,000 in 2017 and a total of $429,000 from 2018 through 2022.

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost at December 31, 2012, are as follows (in thousands):

	Supplemental Plan	Other Postretirement Benefits
Net loss	$ 773	$ 118
Prior service credit		(414)
Total	$ 773	$ (296)

   The amounts in accumulated other comprehensive incomes that are expected to be recognized as components of net periodic benefit cost during 2013 are as follows (in thousands):

	Supplemental Plan	Other Postretirement Benefits
Net loss	$ 33
Prior service credit		$ (168)
Total	$ 33	$ (168)

Deferred Compensation

   We have a deferred compensation plan, funded with life insurance policies, which permitted certain management employees to defer portions of their compensation and earn a fixed rate of return.  No deferrals have been made since 1991.  The accrued liabilities relating to this plan of $1.3 million at December 31, 2012 and $1.3 million at December 31, 2011 are included in accrued salaries, wages and benefits and other long-term liabilities.  The cash surrender value, net of policy loans ($19.5 million and $19.2 million at December 31, 2012 and 2011, respectively), is included in other assets.  Policy loan interest of $2.4 million, $2.2 million, and $2.0 million was charged to interest expense in 2012, 2011 and 2010, respectively.

8.      Restructuring and Related Charges

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

      In the second quarter of 2012, we further reduced our required warehouse space at our Stanleytown, Virginia leased facility and recorded an additional restructuring charge against future lease obligations of $418,000 for the additional space no longer being utilized. As of December 31, 2012, we are utilizing approximately 50% of the leased facility in Stanleytown, Virginia.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.Restructuring and Related Charges (continued)

   The following table summarizes restructuring and related expenses for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Accelerated depreciation, asset write-down and equipment relocation		$ 232	$ 7,160
Gain on sale of Martinsville facility		(674)
Lease obligation	$ 418	499
Severance and other termination cost	17	17	1,370
Inventory write-down			682
Other cost	39	342	1,237

Total restructuring and related charges	$ 474	$ 416	$ 10,449

            All of the above expenses are in cost of sales in the consolidated statement of income.

   Restructuring accrual activity for the years ended December 31, 2012 and 2011 follows (in thousands):

	Severance and other			Lease
	termination costs	Other cost		Obligations	Total
Accrual January 1, 2011	$1,239		$730		$1,969
Charges (credits) to expense	64		(447)	$499	116
Cash Payments	(1,246)		(233)		(1,479)
Accrual December 31, 2011	57		50	499	606

Charges (credits) to expense	17		(40)	418	395
Cash payments	(74)		(10)	(185)	(269)
Accrual December 31, 2012	$	$		$732	$732

9. Income for Continued Dumping and Subsidy Offset Act (CDSOA)

  The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection for imports covered by antidumping duty orders entering the United States through September 30, 2007 to qualified domestic producers.  During 2012, we recorded income of $39.3 million, net of related expenses, from CDSOA distributions previously withheld by Customs pending resolution of non-supporting producers’ claims seeking to share in these distributions.  Although these claims have not been completely resolved by the United States Court of Appeals for the Federal Circuit, Customs distributed the holdback to the supporting producers in April  2012. Based on what we know today, we believe there is only a remote possibility that Customs will seek and be entitled to obtain a return of all or a portion of our share of the distributed funds.  We recorded income of $4.0 million and $1.6 million in 2011 and 2010, respectively, from CDSOA payments and other related payments, net of legal expenses.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.Commitments and Contingencies

  During the first quarter of 2012, we entered into a lease agreement for a new corporate office and showroom location that will allow for the consolidation of our corporate offices and our High Point Market showroom into a single multi-purpose facility in High Point, North Carolina.  In addition, we entered into a lease agreement to open a new showroom within the Las Vegas Design Center located within the World Market Center Las Vegas in January 2013.  During 2012 we leased warehouse and distribution space, showroom and office space and certain technology equipment.  Rental expenses charged to operations were $2.5 million, $1.8 million and $1.1 million in 2012, 2011 and 2010 respectively.

   At December 31, 2012, our total capital lease obligation was $717,000 for certain machinery and equipment, of which $137,000 was classified as a short-term liability, with the remaining $580,000 classified as a long-term liability.  The asset carries a gross value of $973,000, with accumulated depreciation of $149,000.

    At December 31, 2012, the future minimum lease payments for our current capital and operating leases were as follows (in thousands):

	Capital	Operating	Total
2013	$ 147	$ 1,454	$ 1,601
2014	147	1,464	1,611
2015	147	1,610	1,757
2016	147	1,204	1,351
2017	147	812	959
Thereafter	12	3,663	3,675
Total minimum lease payments	747	10,207	10,954
Less amount representing interest	30		30
Present value of total minimum lease payments	$ 717	$ 10,207	$ 10,924

During 2011 we entered into an agreement for the issuance of letters of credit to cover estimated exposures, most notably with workman’s compensation claims.  This agreement requires us to maintain a compensating balance with the issuer for the amounts outstanding.  We currently have letters of credit outstanding in the amount of $1.7 million.  The compensating balance amount is reflected as restricted cash on the balance sheet.

  In the normal course of business, we are involved in claims and lawsuits, none of which currently, in management’s opinion, will have a material adverse affect on our Consolidated Financial Statements.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.Quarterly Results of Operations (Unaudited)

(in thousands, except per share data)
2012 Quarters:	First		Second		Third		Fourth
Net Sales	$26,781		$24,428		$23,977		$23,384
Gross profit	3,597		3,078		3,345		2,182
Net (loss) income	(1,563)		36,860	(1)(2)	(1,904)	(2)	(3,008)	(2)
Net (loss) income per share:
Basic	$(.11)		$2.57		$(.13)		$(.21)
Diluted	(.11)		2.54		(.13)		(.21)

2011 Quarters:	First		Second		Third		Fourth
Net Sales	$26,571		$27,393		$26,051		$24,631
Gross profit	1,685		3,633		3,824		3,329
Net (loss) income	(3,929)	(1)	(595)	(1)(2)	(1,691)		1,190	(1)(2)
Net (loss) income per share:
Basic	$(.27)		$(.04)		$(.12)		$.08
Diluted	(.27)		(.04)		(.12)		.08

(1)

 Includes restructuring and other charges for the consolidation of a warehouse and distribution center and charges for future lease obligation for a portion of the leased facility no longer required. The 2012 impact was a second quarter charge of $474,000. The 2011 impact was a first quarter charge of $768,000, second quarter credit of $277,000 and fourth quarter credit of $75,000.

(2)

 In 2012 Continued Dumping and Subsidy Offset Act totaled income of $39.4 million and $53,000 in the second quarter and the third quarter, respectively, and an expense of $65,000 in the fourth quarter. In 2011, Continued Dumping and Subsidy Offset Act income totaled $1.1 million in the second quarter and $2.9 million in the fourth quarter.

STANLEY FURNITURE COMPANY, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For each of the Three Years in the Period Ended December 31, 2012

(in thousands)

Column A	Column B	Column C		Column D		Column E
		Charged
	Balance at	(Credited)				Balance
	Beginning	to Costs &				at End of
Descriptions	of Period	Expenses		Deductions		Period
2012
Doubtful receivables	$700	$(176)		$124	(a)	$400
Discounts, returns, and allowances	351	(97)	(b)			254
	$1,051	$(273)		$124		$654

Valuation allowance for deferredtax assets	$13,824	$(10,237)				$3,587

2011
Doubtful receivables	$900	$459		$659	(a)	$700
Discounts, returns, and allowances	340	11	(b)			351
	$1,240	$470		$659		$1,051

Valuation allowance for deferred tax assets	$11,598	$2,226				$13,824

2010
Doubtful receivables	$1,160	$29		$289	(a)	$900
Discounts, returns, and allowances	587	(247)	(b)			340
	$1,747	$(218)		$289		$1,240
Valuation allowance for deferred tax assets	$188	$11,410				$11,598

(a)	Uncollectible receivables written-off, net of recoveries.
(b) Represents net increase (decrease) in the reserve.

S-1