Form 10-Q
period 2013-03-30
STANLEY FURNITURE CO INC.
filed 2013-04-15
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission file number: 0-14938

STANLEY FURNITURE COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	54-1272589
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

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

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ( ) No (X)

As of April 12, 2013, 14,486,022 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$6,605	$10,930
Restricted cash	1,737	1,737
Short-term investments	20,000	25,000
Accounts receivable, less allowances of $779 and $654	12,071	10,028
Inventories:
Finished goods	31,113	30,980
Work-in-process	2,107	1,845
Raw materials	2,127	2,235
Total inventories	35,347	35,060

Prepaid and other current assets	3,526	3,438
Deferred taxes	846	962
Total current assets	80,132	87,155

Property, plant and equipment, net	20,423	19,870
Other assets	3,815	3,691
Total assets	$104,370	$110,716

LIABILITIES
Current liabilities:
Accounts payable	5,552	8,667
Accrued salaries, wages and benefits	3,115	3,826
Other accrued expenses	2,380	2,421
Total current liabilities	11,047	14,914

Deferred income taxes	846	962
Other long-term liabilities	7,471	7,601
Total liabilities	19,364	23,477

STOCKHOLDERS’ EQUITY
Common stock, $.02 par value, 25,000,000 shares authorized,14,487,111 and 14,566,099 shares issued and outstanding	282	284
Capital in excess of par value	14,914	15,018
Retained earnings	70,327	72,421
Accumulated other comprehensive loss	(517)	(484)
Total stockholders’ equity	85,006	87,239
Total liabilities and stockholders’ equity	$104,370	$110,716

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months
	Ended
	March 30,	March 31,
	2013	2012

Net sales	$26,052	$26,781

Cost of sales	22,667	23,184

Gross profit	3,385	3,597

Selling, general and administrative expenses	4,857	4,581

Operating loss	(1,472)	(984)

Other income, net	2	21
Interest income	21	6
Interest expense	652	602

Loss before income taxes	(2,101)	(1,559)

Income tax expense (benefit)	(7)	4

Net loss	$(2,094)	$(1,563)

Loss per share:

Basic	$(.15)	$(.11)
Diluted	$(.15)	$(.11)

Weighted average shares outstanding:

Basic	14,162	14,345
Diluted	14,162	14,345

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three Months Ended
	March 30,	March 31,
	2013	2012

Net loss	$(2,094)	$(1,563)
Other comprehensive loss:
Amortization of prior service benefit	(41)	(45)
Amortization of actuarial loss	8	7
Adjustments to net periodic benefit cost	(33)	(38)
Comprehensive loss	$(2,127)	$(1,601)

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

	Three Months Ended
	March 30,	March 31,
	2013	2012
Cash flows from operating activities:
Cash received from customers	$23,960	$26,097
Cash paid to suppliers and employees	(30,909)	(29,234)
Interest received, net	18	3
Income taxes paid, net	(96)	(68)
Net cash used by operating activities	(7,027)	(3,202)

Cash flows from investing activities:
Sale of short-term securities	5,000
Capital expenditures	(1,151)	(1,835)
Purchase of other assets	(761)	(401)
Net cash provided (used) by investing activities	3,088	(2,236)

Cash flows from financing activities:
Purchase and retirement of common stock	(353)
Capital lease payments	(33)	(33)
Net cash used by financing activities	(386)	(33)

Net decrease in cash	(4,325)	(5,471)
Cash at beginning of period	10,930	15,700
Cash at end of period	$6,605	$10,229

Reconciliation of net loss to net cash used by operating activities:
Net loss	$(2,094)	$(1,563)
Depreciation and amortization	448	415
Stock-based compensation	247	187

Changes in assets and liabilities:
Accounts receivable	(2,043)	(633)
Inventories	(287)	(648)
Prepaid expenses and other current assets	(88)	235
Accounts payable	(2,962)	(778)
Accrued salaries, wages and benefits	(721)	(951)
Other accrued expenses	(79)	19
Other assets	649	599
Other long-term liabilities	(97)	(84)
Net cash used by operating activities	$(7,027)	$(3,202)

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

1.         Preparation of Interim Unaudited Consolidated Financial Statements

The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature.Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, we believe that the disclosures made are adequate for a fair presentation of results of operations and financial position. Operating results for the interim periods reported herein may not be indicative of the results expected for the year. We suggest that these consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in our latest Annual Report on Form 10-K.

Revision of 2012 Comprehensive Income

A correction of an immaterial presentation error was made in the Consolidated Statements of Comprehensive Income for the prior year quarter.

2.         Property, Plant and Equipment

	March 30,	December 31,
	2013	2012
Land and buildings	$13,896	$13,896
Machinery and equipment	28,406	28,406
Office furniture and equipment	1,153	1,153
Construction in process	1,520	522
Property, plant and equipment, at cost	44,975	43,977
Less accumulated depreciation	24,552	24,107
Property, plant and equipment, net	$20,423	$19,870

3.         Income taxes

During the three months of 2013, we recorded a non-cash charge to our valuation allowance of $973,000 increasing our valuation allowance against deferred tax assets to $4.5 million at March 30, 2013.The primary assets covered by this valuation allowance are net operating losses. The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance.Our results over the most recent three-year period were heavily affected by our business restructuring activities.Our cumulative loss in the most recent three-year period, in our view, represented sufficient negative evidence to require a valuation allowance under the provisions of ASC 740, Income Taxes. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Although realization is not assured, we have concluded that the remaining net deferred tax asset in the amount of $846,000 will be realized based on the reversal of existing deferred tax liabilities. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities. Should we determine that we will not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

The major reconciling items between our effective income tax rate and the federal statutory rate are the increase in our valuation allowance and the cash surrender value on life insurance policies.

4.         Employee Benefits Plans

Components of other postretirement benefit cost:

	Three Months Ended
	March 30,	March 31,
	2013	2012
Interest cost	$25	$33
Amortization of prior service benefit	(41)	(45)
Amortization of accumulated loss	8	7
Net periodic postretirement benefit income	$(8)	$(5)

5.         Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding.Outstanding stock options are treated as potential common stock for purposes of computing diluted earnings per share.Basic and diluted earnings per share are calculated using the following share data:

	Three Months Ended
	March 30,	March 31,
	2013	2012

Weighted average shares outstanding for basic calculation	14,162	14,345
Add: Effect of dilutive stock options
Weighted average shares outstanding,adjusted for diluted calculation	14,162	14,345

In the 2013 and 2012 first quarter periods, the dilutive effect of stock options is not recognized since we have a net loss. Approximately 2.1 million shares in 2013 and 1.8 million shares in 2012 are issuable upon the exercise of stock options, which were not included in the diluted per share calculation because they were anti-dilutive. Also, 367,000 shares in 2013 and 179,000 shares in 2012 of restricted stock were not included because they were anti-dilutive.

A reconciliation of the activity in Stockholders’ Equity accounts for the quarter ended March 30, 2013 is as follows:

		Capital in Excess of Par Value		Accumulated Other Comprehensive Loss
	Common Stock		Retained Earnings

Balance, December 31, 2012	$284	$15,018	$72,421	$(484)
Net loss			(2,094)
Stock repurchased	(2)	(351)
Stock-based compensation		247
Adjustment to net periodic benefit cost				(33)
Balance, March 30,2013	$282	$14,914	$70,327	$(517)

6.    Restructuring and Related Charges

In 2011, we evaluated our overall warehousing and distribution requirements for our Stanley Furniture product line and concluded only a portion of the leased warehouse space in Stanleytown, Virginia would be required. Therefore, a restructuring charge for future lease obligations of $499,000 was taken in 2011, and an additional charge of $418,000 was taken in the 2nd quarter of 2012 for the portions of the Stanleytown warehouse facility no longer used.

In 2012, we made the strategic decision to consolidate our corporate office and High Point showroom into a single multi-purpose facility in High Point, North Carolina. During the current quarter, we recorded $260,000 in restructuring charges in selling, general and administrative expenses for severance and relocation costs associated with this move and consolidation.

Restructuring accrual activity for the three months ending March 30, 2013 was as follows:

	Lease Obligations	Severance and other termination costs
			Total
Accrual at January 1, 2013	$732		$732
Charges to expense		$260	260
Cash payments	(61)	(54)	(115)
Accrual at March 30, 2013	$671	$206	$877

Restructuring accrual activity for the three months ending March 31, 2012 was as follows:

	Lease Obligations	Severance and other termination costs
			Other Cost	Total
Accrual at January 1, 2012	$499	$57	$50	$606
Charges and adjustments to expense		49	(40)	9
Cash payments	(31)	(52)	(10)	(93)
Accrual at March 31, 2012	$468	$54	$-	$522

The restructuring accrual is classified as “Other accrued expenses”.

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Income:

	Three Months Ended
	March 30,	March 31,
	2013	2012
Net sales	100.0%	100.0%
Cost of sales	87.0	86.6
Gross profit	13.0	13.4
Selling, general and administrative expenses	18.6	17.1
Operating loss	(5.6)	(3.7)
Other income, net		.1
Interest expense, net	2.4	2.2
Loss before income taxes	(8.0)	(5.8)
Income tax (benefit)
Net loss	(8.0)%	(5.8)%

Net sales decreased $729,000, or 2.7%, for the three month period ended March 30, 2013, from the comparable 2012 period, which was our strongest quarter in 2012. The decrease was due primarily to lower average selling prices and to a lesser extent lower unit volume. The lower average selling prices are primarily related to promotions and discounting of obsolete inventory on the Young America product line.

Gross profit for the first three months of 2013 decreased to $3.4 million, or 13.0% of net sales, from $3.6 million, or 13.4% of net sales, for the comparable three months of 2012. The slight reduction in gross profit was driven mostly by the increased discounting on our Young America product line and inflation on imported product most of which was offset by continued operating improvements at our Young America manufacturing facility in Robbinsville, NC.

Selling, general and administrative expenses increased to $4.9 million, or 18.6% of net sales, for the three month period of 2013 from $4.6 million, or 17.1% of net sales, for the comparable three month period of 2012.The current year expenses include a $260,000 restructuring charge associated with consolidating our corporate offices and High Point showroom into a single multi-purpose facility in High Point, North Carolina. Excluding these one-time costs, our expenditures were essentially flat with prior year. We expect to incur an additional $300,000 to $350,000 during the second quarter of 2013 to complete our consolidation.

As a result of the above, operating loss, including the restructuring charge, as a percentage of net sales was 5.6% for the three month period of 2013 compared to a loss of 3.7% for the comparable 2012 period.

Net interest expense for the three month period of 2013 increased $35,000 from the comparable 2012 period. Interest expense is primarily composed of interest on insurance policy loans from a legacy deferred compensation plan.

Our effective tax rate is essentially zero since we have established a full valuation allowance for our deferred tax assets in excess of our deferred tax liabilities.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand and cash generated from operations. We expect cash on hand to be adequate for ongoing operational and capital expenditures for the foreseeable future. At March 30, 2013 we had $6.6 million in cash, $1.7 million in restricted cash and $20.0 million of short-term investments.

Working capital, excluding cash, restricted cash and short-term investments, increased to $40.7 million at March 30, 2013 from $34.6 million on December 31, 2012. The increase was primarily the result of a reduction in accounts payable and an increase in accounts receivable.

Cash used by operations was $7.0 million in the current quarter of 2013 compared to $3.2 million in the comparable prior year quarter.  The increase in cash used by operations in 2013 was primarily related to a decrease in cash received from customers during the period, driven primarily by lower fourth quarter sales and higher cash paid to suppliers for finished goods that support our import business and raw materials to support our domestic operations.

Net cash provided by investing activities was $3.1 million in the current quarter of 2013 compared to a use of $2.2 million in the comparable prior year quarter. During the first quarter of 2013, we invested $750,000 in capital expenditures for the consolidation of our corporate offices and High Point showroom and $400,000 in final equipment purchases as part of the modernization of our Young America manufacturing operation in Robbinsville, North Carolina that started in early 2011. We spent $760,000 as part of our continued investment in improved information systems. Offsetting these uses of cash was the maturity of a short term investment of $5.0 million. Cash used in the prior year quarter was for the investment of $1.8 million in capital expenditures for the modernization of our Young America manufacturing operation in Robbinsville, North Carolina and $401,000 invested in improved information systems. We expect to spend approximately $1.5 million in capital for the remainder of the year for completion of our corporate office and showroom and in normal capital expenditures, with $900,000 of that coming in the second quarter. We plan to spend $1.3 million on our information systems improvements for the remainder of 2013, with the majority of that amount occurring in the second quarter as well.

Net cash used by financing activities was $386,000 in the first quarter of 2013 compared to $33,000 in the comparable prior year quarter. Approximately $353,000 was used in the first quarter to purchase and retire 78,988 shares of our common stock. The remaining use of $33,000 during the current and prior periods was to fund our capital lease obligation.

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

On March 5, 2012, the Federal Circuit denied the motions for injunction, “without prejudicing the ultimate disposition of these cases.” As a result, we received a CDSOA distribution in the amount of $39.9 million in April 2012.If the Federal Circuit were to reverse the decisions of the Court of International Trade and determine that the Non-Supporting Producers were entitled to CDSOA distributions, it is possible that Customs may seek to have us return all or a portion of our  share of that distribution.The Federal Circuit held oral arguments on March 8, 2013 concerning the appeals of the Non-Supporting Producers. Based on what we know today, we believe that the chance Customs will seek and be entitled to obtain a return is remote. We therefore recorded income, net of expenses, of $39.4 million in April 2012 as a result of the receipt of these funds.

In addition, according to Customs, as of October 1, 2012, approximately $8.9 million in duties had been secured by cash deposits and bonds on unliquidated entries of wooden bedroom furniture that are subject to the CDSOA, and this amount is potentially available for distribution under the CDSOA to eligible domestic producers in connection with the case involving wooden bedroom furniture imported from China. The amount ultimately distributed will be impacted by appeals concerning the results of the annual administrative review process, which can retroactively increase or decrease the actual duties owed on entries secured by cash deposits and bonds, by collection efforts concerning duties that may be owed, and by any applicable legislation and Customs’ interpretation of that legislation. Assuming that such funds are distributed and that our percentage allocation in future years is the same as it was for the 2011 distribution (approximately 30% of the funds distributed) and the $8.9 million in estimated antidumping duties secured by antidumping duty cash deposits and bonds does not change as a result of appeals from the annual administrative review process or otherwise, we could receive approximately $2.7 million more in CDSOA funds.

In November 2012, Customs disclosed that it has again withheld funds from any available distribution associated with any cases involved in ongoing litigation until the amounts at issue in the pending litigation have been resolved. Customs withheld a total of $3.0 million in funds related to the antidumping duty order on wooden bedroom furniture from China, which is in addition to the amounts secured by cash deposits and bonds discussed in the previous paragraph. It is expected that Customs will continue withholding such funds until a final decision is reached in the pending litigation. Therefore, no distributions were made in December 2012 for the case involving wooden bedroom furniture imported from China.

Due to the uncertainty of the various legal and administrative processes, we cannot provide assurances as to the amount of additional CDSOA funds that ultimately will be received, if any, and we cannot predict when we may receive any additional CDSOA funds.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2012 Annual Report on Form 10-K.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” “could”, or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include our success in profitably producing Young America products in our domestic manufacturing facility, a failure or interruption of our information technology infrastructure, disruptions in foreign sourcing including those arising from supply or distribution disruptions or those arising from changes in political, economic and social conditions, as well as laws and regulations, in countries from which we source products, international trade policies of the United States and countries from which we source products, lower sales due to worsening of current economic conditions, the cyclical nature of the furniture industry, business failures or loss of large customers, the inability to raise prices in response to inflation and increasing costs, failure to anticipate or respond to changes in consumer tastes and fashions in a timely manner, competition in the furniture industry including competition from lower-cost foreign manufacturers, the inability to obtain sufficient quantities of quality raw materials in a timely manner, environmental, health, and safety  compliance costs,  limited use of operating loss carry forwards due to ownership change, extended business interruption at our manufacturing facility, and the possibility that U.S. Customs and Border Protection may seek to reclaim all or a portion of the $39.9 million of Continued Dumping and Subsidy Offset Act (CDSOA) proceeds received in the second quarter of 2012. In addition, we have made certain forward looking statements with respect to payments we expect to receive under the CDSOA, which are subject to the risks and uncertainties described in our discussion of those payments that may cause the actual payments to be subject to claims for recovery or to differ materially from those in the forward looking statements. Any forward-looking statement speaks only as of the date of this filing, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

ITEM 3.Quantitative and Qualitative Disclosures about Market Risk

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

ITEM 4.Controls and Procedures

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

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

   The following table summarizes the repurchases of our equity securities during the 3-month period ended March 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs(1)

January 1 to February 2, 2013				4,339,172
February 3 to March 2, 2013	68,438	4.46	68,438	4,033,988
March 3 to March 30, 2013	10,550	4.53	10,550	3,986,203
Three months ended March 30, 2013	78,988		78,988

(1)

In July 2012, the Board of Directors authorized the purchase of up to $5.0 million of our common stock. These repurchases may be made from time to time in the open market, in privately  negotiated transactions, or otherwise, at prices the company deems appropriate.

Item6.   Exhibits

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of cash flow, (v) the notes to the consolidated financial statements, and (vi) document and entity information.(1) (2)

(1)           Filed herewith

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

Date: April 15, 2013	STANLEY FURNITURE COMPANY, INC.
By: /s/ Micah S. Goldstein
Micah S. Goldstein
Chief Financial Officer
(Principal Financial and Accounting Officer)