Form 10-Q
period 2013-06-29
STANLEY FURNITURE CO INC.
filed 2013-07-15
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to  .

Commission file number: 0-14938

STANLEY FURNITURE COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	54-1272589
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 North Hamilton Street, High Point, North Carolina, 27260
(Address of principal executive offices, Zip Code)

(336-884-7701)

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

As of July 12, 2013, 14,513,204 shares of common stock of Stanley Furniture Company, Inc., par value$.02 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 29, 2013	December 31, 2012

ASSETS
Current assets:
Cash	$12,778	$10,930
Restricted cash	1,737	1,737
Short-term investments	10,000	25,000
Accounts receivable, less allowances of $867 and $654	12,744	10,028
Inventories:
Finished goods	28,112	30,980
Work-in-process	1,688	1,845
Raw materials	1,940	2,235
Total inventories	31,740	35,060

Prepaid and other current assets	4,111	3,438
Deferred taxes	724	962
Total current assets	73,834	87,155

Property, plant and equipment, net	21,517	19,870
Other assets	6,700	3,691
Total assets	$102,051	$110,716

LIABILITIES
Current liabilities:
Accounts payable	$5,054	$8,667
Accrued salaries, wages and benefits	4,969	3,826
Other accrued expenses	2,290	2,421
Total current liabilities	12,313	14,914

Deferred income taxes	724	962
Other long-term liabilities	7,347	7,601
Total liabilities	20,384	23,477

STOCKHOLDERS’ EQUITY
Common stock, $.02 par value, 25,000,000 shares authorized,14,513,204 and 14,566,099 shares issued and outstanding	283	284
Capital in excess of par value	15,137	15,018
Retained earnings	66,798	72,421
Accumulated other comprehensive loss	(551)	(484)
Total stockholders’ equity	81,667	87,239
Total liabilities and stockholders’ equity	$102,051	$110,716

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012

Net sales	$24,166	$24,428	$50,218	$51,209

Cost of sales	21,986	21,350	44,653	44,534

Gross profit	2,180	3,078	5,565	6,675

Selling, general, and administrative expenses	5,108	4,484	9,965	9,065

Operating loss	(2,928)	(1,406)	(4,400)	(2,390)

Income from Continued Dumping and Subsidy Offset Act,net	-	39,361	-	39,361
Other income, net	16	20	18	41
Interest income	22	19	43	25
Interest expense	648	518	1,300	1,120

(Loss) income before taxes	(3,538)	37,476	(5,639)	35,917

Income tax (benefit) expense	(9)	616	(16)	620

Net (loss) income	$(3,529)	$36,860	$(5,623)	$35,297

(Loss) income per share:
Basic	$(.25)	$2.57	$(.40)	$2.46
Diluted	$(.25)	$2.54	$(.40)	$2.44

Weighted average shares outstanding:
Basic	14,127	14,345	14,148	14,345
Diluted	14,127	14,493	14,148	14,444

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012

Net (loss) income	$(3,529)	$36,860	$(5,623)	$35,297
Other comprehensive loss:
Amortization of prior service benefit	(42)	(44)	(84)	(89)
Amortization of actuarial loss	8	7	17	14
Adjustments to net periodic benefit cost	(34)	(37)	(67)	(75)
Comprehensive (loss) income	$(3,563)	$36,823	$(5,690)	$35,222

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 29,	June 30,
	2013	2012
Cash flows from operating activities:
Cash received from customers	$47,430	$50,995
Cash paid to suppliers and employees	(55,712)	(56,080)
Cash from Continued Dumping and Subsidy Offset Act	-	39,856
Interest paid, net	(2,378)	(2,265)
Income taxes paid, net	(124)	(728)
Net cash (used) provided by operating activities	(10,784)	31,778

Cash flows from investing activities:
Sale of short-term securities	15,000	-
Purchase of short-term securities	-	(20,000)
Capital expenditures	(2,715)	(2,635)
Purchase of other assets	(1,670)	(1,266)
Proceeds from sale of assets	-	47
Net cash provided (used) by investing activities	10,615	(23,854)

Cash flows from financing activities:
Purchase and retirement of common stock	(358)	-
Proceeds from insurance policy loans	2,416	2,283
Proceeds from exercise of stock options	25	-
Capital lease payments	(66)	(66)
Net cash provided by financing activities	2,017	2,217

Net increase in cash	1,848	10,141
Cash at beginning of period	10,930	15,700
Cash at end of period	$12,778	$25,841

Reconciliation of net (loss) income to net cash used by operating activities:

Net (loss) income	$(5,623)	$35,297
Depreciation and amortization	991	884
Stock-based compensation	450	388
Gain on disposal of assets	-	(43)

Changes in assets and liabilities:
Accounts receivable	(2,716)	(176)
Inventories	3,320	1,543
Prepaid expenses and other current assets	(2,938)	(2,422)
Accounts payable	(3,738)	(3,915)
Accrued salaries, wages and benefits	1,139	411
Other accrued expenses	(209)	449
Other assets	(1,272)	(1,170)
Other long-term liabilities	(188)	532
Net cash (used) provided by operating activities	$(10,784)	$31,778

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

A correction of an immaterial presentation error was made in the Consolidated Statements of Comprehensive Income for the prior year three and six month periods.

2.         Property, Plant and Equipment

	June 29, 2013	December 31, 2012

Land and buildings	$13,896	$13,896
Machinery and equipment	28,406	28,406
Office furniture and equipment	1,153	1,153
Construction in process	3,084	522
Property, plant and equipment, at cost	46,539	43,977
Less accumulated depreciation	25,022	24,107
Property, plant and equipment, net	$21,517	$19,870

3.         Income taxes

During the six months of 2013, we recorded a non-cash charge to our valuation allowance of $2.5 million, increasing our valuation allowance against deferred tax assets to $6.0 million at June 29, 2013. The primary assets covered by this valuation allowance are net operating losses. The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Our results over the most recent three-year period were heavily affected by our business restructuring activities. Our cumulative operating loss in the most recent three-year period, in our view, represented sufficient negative evidence to require a valuation allowance under the provisions of ASC 740, Income Taxes. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Although realization is not assured, we have concluded that the remaining net deferred tax asset in the amount of $724 will be realized based on the reversal of existing deferred tax liabilities. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities. Should we determine that we will not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

During the six months of 2012, we utilized $39.4 million of our net operating loss carry forwards against the income recognized by proceeds from the Continued Dumping and Subsidy Offset Act distributed by U.S. Customs and Border Protection in April of 2012. The income tax expense recognized during the three and six month periods was primarily generated from the federal alternative minimum tax. The alternative minimum tax limited our ability to offset income generated during the period with net operating loss carry forwards.

The major reconciling items between our effective income tax rate and the federal statutory rate are the changes in our valuation allowance and the cash surrender value on life insurance policies.

4.         Employee Benefit Plans

Components of other postretirement benefit cost:

	Three Months Ended		Six Months Ended

	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Interest cost	$25	$32	$50	$65
Amortization of prior service benefit	(42)	(44)	(84)	(89)
Amortization of actuarial loss	8	7	17	14
Net periodic postretirement benefit cost (benefit)	$(9)	$(5)	$(17)	$(10)

5.         Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data:

	Three Months		Six Months
	Ended		Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Weighted average shares outstanding for basic calculation	14,127	14,345	14,148	14,345
Add: Effect of dilutive stock options and restricted stock	-	148	-	99
Weighted average shares outstanding adjusted for diluted calculation	14,127	14,493	14,148	14,444

During the three and six month periods ended June 29, 2013, the dilutive effect of outstanding stock options and restricted stock is not recognized since we have a net loss for those periods. Approximately 2.1 million shares in 2013 were issuable upon the exercise of stock options. During the three and six month periods ended June 30, 2012, approximately 700,000 stock options were excluded from the diluted per share calculation as they would be anti-dilutive. Also, 381,000 shares of restricted stock in 2013 were not included because they were anti-dilutive.

A reconciliation of the activity in Stockholders’ Equity accounts for the first half of 2013 is as follows:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$284	$15,018	$72,421	$(484)
Net loss	-	-	(5,623)	-
Stock repurchased	(1)	(356)	-	-
Stock-based compensation	-	450	-	-
Exercise of stock options	-	25	-	-
Adjustment to net periodic benefit cost	-	-	-	(67)
Balance, June 29,2013	$283	$15,137	$66,798	$(551)

6.    Restructuring and Related Charges

In 2012, we made the strategic decision to consolidate our corporate office and High Point showroom into a single multi-purpose facility in High Point, North Carolina. During the current six month period, we recorded $522 in restructuring charges in selling, general and administrative expenses for severance and relocation costs associated with this move and consolidation.

Restructuring accrual activity for the six months ending June 29, 2013 was as follows:

	Lease Obligations	Severance and other termination costs	Total
Accrual at January 1, 2013	$732	$-	$732
Charges to expense	-	522	522
Cash payments	(122)	(235)	(357)
Accrual at June 29, 2013	$610	$287	$897

Restructuring accrual activity for the six months ending June 30, 2012 was as follows:

	Lease Obligations	Severance and other termination costs	Other Cost	Total
Accrual at January 1, 2012	$499	$57	$50	$606
Charges and adjustments to expense	418	17	(40)	395
Cash payments	(63)	(74)	(10)	(147)
Accrual at June 30, 2012	$854	$-	$-	$854

The restructuring accrual is classified as “Other accrued expenses”.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	91.0	87.4	88.9	87.0
Gross profit	9.0	12.6	11.1	13.0
Selling, general and administrative expenses	21.1	18.4	19.8	17.7
Operating loss	(12.1)	(5.8)	(8.7)	(4.7)
CDSOA income, net	-	161.1	-	76.9
Other income, net	.1	.1	-	.1
Interest expense, net	2.6	2.0	2.5	2.2
(Loss) income before income taxes	(14.6)	153.4	(11.2)	70.1
Income tax	-	2.5	-	1.2
Net (loss) income	(14.6)%	150.9%	(11.2)%	68.9%

Net sales for the three month period ended June 29, 2013 decreased $262,000, or 1.1%, from the comparable 2012 period. For the six month period ended June 29, 2013, net sales decreased $991,000, or 1.9% from the comparable 2012 six month period. The decrease was due primarily to lower unit volume and, to a lesser extent, lower average selling prices. The lower average selling prices are primarily related to discounting of existing designs from the Stanley Furniture product line as part of a sales growth initiative to gain retail floor sample placements, but also are related to the discounting of obsolete inventory on the Young America product line.

Gross profit for the current three month period was $2.2 million, or 9.0% of net sales. Gross profit decreased from $3.1 million, or 12.6% of net sales, from the comparable three month period of 2012. Gross profit for the first half of 2013 decreased to $5.6 million, or 11.1% of net sales, from $6.7 million, or 13.0% of net sales, for the comparable six months of 2012. The comparable prior year three and six month periods include restructuring related charges associated with the consolidation of our Virginia warehousing operations of $474,000. The reduction in gross profit for both periods was driven mostly by discounting and inflation on the Stanley Furniture line. Continued operating improvements at the Young America manufacturing facility in Robbinsville, NC have provided some offset to these increased costs.

Selling, general and administrative expenses for the three and six month periods of 2013 as a percentage of net sales were 21.1% and 19.8%, respectively, compared to 18.4% and 17.7% for the comparable 2012periods. The higher percentage in the current three and six month periods is primarily the result of increased expenditures and, to a lesser extent, lower sales. Selling, general and administrative expenses for the three and six month periods increased $624,000 and $900,000, respectively, compared to the 2012 periods. The current year expenses include restructuring charges associated with consolidating the corporate offices of $262,000 for the three month period and $522,000 for the six month period. Excluding these one-time costs, higher current year expenditures were driven by increased showroom, marketing and advertising costs.

As a result, operating loss as a percentage of net sales was 12.1% and 8.7% for the three and six month periods of 2013 compared to 5.8% and 4.7% for the comparable 2012 periods.

During the prior year three month period we recorded income, net of expenses, of $39.4 million from the receipt of funds under the Continued Dumping and Subsidy Offset Act (CDSOA).

Net interest expense for the three month period of 2013 increased $127,000 from the comparable 2012 period and $162,000 for the six month period. Interest expense is primarily composed of interest on insurance policy loans from a legacy deferred compensation plan, which increases annually based on growth in cash surrender value.

Our effective tax rate for the current three and six months is essentially zero since we have established a valuation allowance for our deferred tax assets in excess of our deferred tax liabilities. The expense in the prior year period is primarily the result of federal alternative minimum tax on the receipt of proceeds from the CDSOA distributed by U.S. Customs and Border Protection in April of last year.  Federal alternative minimum tax regulations limit the ability to offset all of the income generated in the period with net operating loss carry forwards.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand and cash generated from operations. We expect cash on hand to be adequate for ongoing operational and capital expenditures for the foreseeable future. At June 29, 2013, we had $12.8 million in cash, $1.7 million in restricted cash and $10.0 million of short-term investments.

Working capital, excluding cash, restricted cash and short-term investments, increased to $37.0 million at June 29, 2013 from $34.6 million on December 31, 2012. The increase was primarily the result of a reduction of $3.7 million in accounts payable and an increase of $2.7 million in accounts receivable. Partially offsetting this working capital increase was a reduction in inventories of $3.3 million and other miscellaneous accruals of $700,000.

Cash used by operations was $10.8 million in the six month period of 2013 compared to cash provided by operations of $31.8 million in the comparable prior year period. The cash used by operations in 2013 was a result of operating losses and to fund working capital. The cash provided by operations in the prior year was the result of the receipt of $39.9 million in proceeds from the CDSOA.

Net cash provided by investing activities was $10.6 million in the current six month period of 2013 compared to a use of $23.9 million in the comparable prior year quarter.  During the six month period of 2013, we invested $2.1 million in capital expenditures for the consolidation of our corporate offices and High Point showroom and $640,000 in equipment purchases as part of the modernization of our Young America manufacturing operation in Robbinsville, North Carolina that started in early 2011. We spent $1.7 million as part of our continued investment in our Enterprise Resource Planning (ERP) system. Offsetting these uses of cash was the maturity of a short term investment of $15.0 million. During the first six months of 2012, we invested $20.0 million of our CDSOA proceeds in short-term investments. In addition, we invested $2.6 million in capital expenditures as part of the modernization of our Young America manufacturing operation in Robbinsville, North Carolina and $1.3 million as part of our investment in improved systems. We expect to spend approximately $500,000 in capital for the remainder of the year for completion of our corporate office and showroom and in normal capital expenditures. We plan to spend $400,000 on our ERP system improvements for the remainder of 2013.

Net cash provided by financing activities was $2.0 million in the current six months of 2013 compared to $2.2 million in the prior year period. Approximately $358,000 was used in the first six months of 2013 to purchase and retire 80,077 shares of our common stock.  In both years, cash was provided from loans against the cash surrender value of insurance policies. These proceeds were used to pay interest due on outstanding policy loans which is shown as a use of cash in operating activities.

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

On March 5, 2012, the Federal Circuit denied the motions for injunction, “without prejudicing the ultimate disposition of these cases.” As a result, we received a CDSOA distribution of $39.9 million in April 2012. If the Federal Circuit were to reverse the decisions of the Court of International Trade and determine that the Non-Supporting Producers were entitled to CDSOA distributions, it is possible that Customs may seek to have us return all or a portion of our company’s share of that recent distribution. The Federal Circuit held oral arguments on March 8, 2013 concerning the appeals of two of the Non-Supporting Producers. Based on what we know today, we believe that the chance Customs will seek and be entitled to obtain a return is remote. We recorded income, net of expenses, of $39.4 million in April 2012 as a result of the receipt of these funds.

In addition, according to Customs, as of October 1, 2012, approximately $8.9 million in duties had been secured by cash deposits and bonds on unliquidated entries of wooden bedroom furniture that are subject to the CDSOA, and this amount is potentially available for distribution under the CDSOA to eligible domestic producers in connection with the case involving wooden bedroom furniture imported from China. The amount ultimately distributed will be impacted by appeals concerning the results of the annual administrative review process, which can retroactively increase or decrease the actual duties owed on entries secured by cash deposits and bonds, by collection efforts concerning duties that may be owed, and by any applicable legislation and Custom’s interpretation of that legislation. Assuming that such funds are distributed and that our percentage allocation in future years is the same as it was for the 2011 distribution (approximately 30% of the funds distributed) and the $8.9 million secured by the government does not change as a result of appeals from the annual administrative review process or otherwise, we could receive approximately $2.7 million in CDSOA funds.

In November 2012, Customs disclosed that it withheld $3.0 million in funds related to the antidumping duty order on wooden bedroom furniture from China that was otherwise available for distribution until the amounts at issue in the pending litigation have been resolved.  It is expected that Customs will continue withholding such funds until a final decision is reached in the pending litigation.Therefore, no distributions were made in December 2012 for the case involving wooden bedroom furniture from China.

Recently, Customs also disclosed that as of April 30, 2013, an additional $1.1 million of total collected duties was potentially available for distribution in 2013 to eligible domestic manufacturers of wooden bedroom furniture.  Customs noted that the final amounts available for distribution in 2013 could be higher or lower than the preliminary amounts due to liquidations, re-liquidations, protests, or other events affecting entries.  This amount, at least in part, may have come from the security held by Customs as of October 1, 2012, but Customs has not updated the amount of duties that remain secured by cash deposits and bonds on un-liquidated entries of wooden bedroom furniture.  We expect Customs to withhold these funds from distribution if a final decision is not reached in the pending litigation before the end of the fourth quarter of 2013.

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

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements.  These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” “could”, or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.  These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include our success in profitably producing Young America products in our domestic manufacturing facility, disruptions in foreign sourcing including those arising from supply or distribution disruptions or those arising from changes in political, economic and social conditions, as well as laws and regulations, in countries from which we source products, international trade policies of the United States and countries from which we source products, lower sales due to worsening of current economic conditions, the cyclical nature of the furniture industry, business failures or loss of large customers, the inability to raise prices in response to inflation and increasing costs, a failure or interruption of our information technology infrastructure, failure to anticipate or respond to changes in consumer tastes and fashions in a timely manner, competition in the furniture industry including competition from lower-cost foreign manufacturers, the inability to obtain sufficient quantities of quality raw materials in a timely manner, environmental, health, and safety  compliance costs, limited use of operating loss carry forwards due to ownership change, extended business interruption at our manufacturing facility, and the possibility that U.S. Customs and Border Protection may seek to reclaim all or a portion of the $39.9 million of Continued Dumping and Subsidy Offset Act (CDSOA) proceeds received in the second quarter of 2012. In addition, we have made certain forward looking statements with respect to payments we expect to receive under the CDSOA, which are subject to the risks and uncertainties described in our discussion of those payments that may cause the actual payments to be subject to claims for recovery or to differ materially from those in the forward looking statements.  Any forward-looking statement speaks only as of the date of this filing, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

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

(b)        Changes in internal controls over financial reporting. We implemented our new enterprise resource planning system in the second quarter of 2013. This system change was undertaken to improve our ability to support and enhance our business and customer base. Our core processes did not change with the implementation, but were enhanced to a more automated platform. As such, the implementation did not result in material changes to our internal control over financial reporting. Consequently, there were no changes in our internal control over financial reporting that occurred during the second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

   The following table summarizes the repurchases of our equity securities during the 3-month period ended June 29, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs(1)

January 1 to February 2, 2013	-		-	4,339,172
February 3 to March 2, 2013	68,438	4.46	68,438	4,033,988
March 3 to March 30, 2013	10,550	4.53	10,550	3,986,203
Three months ended March 30, 2013	78,988		78,988
March 31 to May 4, 2013	1,089	4.53	1,089	3,981,271
May 5 to June 1, 2013	-		-	3,981,271
June 2 to June 29, 2013	-		-	3,981,271
Three months ended June 29, 2013	1,089		1,089
Six months ended June 29, 2013	80,077		80,077

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of cash flow, (v) the notes to the consolidated financial statements, and (vi) document and entity information.(1)

(1)   Filed herewith

SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2013	STANLEY FURNITURE COMPANY, INC.
By: /s/ Micah S. Goldstein
Micah S. Goldstein
Chief Financial Officer
(Principal Financial and Accounting Officer)

