Form 10-Q
period 2013-09-28
STANLEY FURNITURE CO INC.
filed 2013-10-15
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to.

Commission file number: 0-14938

STANLEY FURNITURE COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	54-1272589
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 North Hamilton Street, High Point, North Carolina, 27260
(Address of principal executive offices, Zip Code)

336-884-7701

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

As of October 9, 2013, 14,509,119 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 28,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and equivalents	$10,916	$10,930
Restricted cash	1,737	1,737
Short-term investments	10,000	25,000
Accounts receivable, less allowances of $783 and $654	13,699	10,028
Inventories:
Finished goods	28,224	30,980
Work-in-process	1,651	1,845
Raw materials	1,791	2,235
Total inventories	31,666	35,060

Prepaid and other current assets	4,307	3,438
Deferred taxes	622	962
Total current assets	72,947	87,155

Property, plant and equipment, net	21,184	19,870
Other assets	6,398	3,691
Total assets	$100,529	$110,716

LIABILITIES
Current liabilities:
Accounts payable	$6,811	$8,667
Accrued salaries, wages and benefits	4,295	3,826
Other accrued expenses	2,306	2,421
Total current liabilities	13,412	14,914

Deferred income taxes	622	962
Other long-term liabilities	7,108	7,601
Total liabilities	21,142	23,477

STOCKHOLDERS’ EQUITY
Common stock, $.02 par value, 25,000,000 shares authorized,14,509,119 and 14,566,099 shares issued and outstanding.	282	284
Capital in excess of par value	15,361	15,018
Retained earnings	64,328	72,421
Accumulated other comprehensive loss	(584)	(484)
Total stockholders’ equity	79,387	87,239
Total liabilities and stockholders’ equity	$100,529	$110,716

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended

	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net sales	$23,982	$23,977	$74,200	$75,186

Cost of sales	21,203	20,632	65,856	65,166

Gross profit	2,779	3,345	8,344	10,020

Selling, general, and administrative expenses	4,711	4,634	14,676	13,699

Operating loss	(1,932)	(1,289)	(6,332)	(3,679)

Income from Continued Dumping and Subsidy Offset Act,net	-	53	-	39,414
Other income, net	33	23	51	64
Interest income	17	26	60	51
Interest expense	715	640	2,015	1,761

(Loss) income before taxes	(2,597)	(1,827)	(8,236)	34,089

Income tax (benefit) expense	(127)	77	(143)	697

Net (loss) income	$(2,470)	$(1,904)	$(8,093)	$33,392

(Loss) income per share:
Basic	$(.17)	$(.13)	$(.57)	$2.33
Diluted	$(.17)	$(.13)	$(.57)	$2.30

Weighted average shares outstanding:
Basic	14,136	14,345	14,145	14,345
Diluted	14,136	14,345	14,145	14,487

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended

	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net (loss) income	$(2,470)	$(1,904)	$(8,093)	$33,392
Other comprehensive loss:
Amortization of prior service benefit	(42)	(44)	(126)	(133)
Amortization of actuarial loss	8	10	25	24
Adjustments to net periodic benefit cost	(34)	(34)	(101)	(109)
Comprehensive (loss) income	$(2,504)	$(1,938)	$(8,194)	$33,283

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 28, 2013	September 29, 2012

Cash flows from operating activities:
Cash received from customers	$70,545	$73,503
Cash paid to suppliers and employees	(79,816)	(79,818)
Cash from Continued Dumping and Subsidy Offset Act	-	39,909
Interest paid, net	(2,514)	(2,246)
Income taxes paid, net	(156)	(748)
Net cash (used) provided by operating activities	(11,941)	30,600

Cash flows from investing activities:
Sale of short-term securities	15,000	-
Purchase of short-term securities	-	(20,000)
Restricted cash increase	-	(150)
Capital expenditures	(2,881)	(3,226)
Purchase of other assets	(2,189)	(2,007)
Proceeds from sale of assets	-	55
Net cash provided (used) by investing activities	9,930	(25,328)

Cash flows from financing activities:
Purchase and retirement of common stock	(358)	-
Proceeds from insurance policy loans	2,416	2,283
Proceeds from exercise of stock options	38	-
Capital lease payments	(99)	(99)
Net cash provided by financing activities	1,997	2,184

Net (decrease) increase in cash and equivalents	(14)	7,456
Cash and equivalents at beginning of period	10,930	15,700
Cash and equivalents at end of period	$10,916	$23,156

Reconciliation of net (loss) income to net cash (used) provided by operating activities:

Net (loss) income	$(8,093)	$33,392
Depreciation and amortization	1,587	1,320
Stock-based compensation	661	589
Gain on disposal of assets	-	(50)

Changes in assets and liabilities:
Accounts receivable	(3,671)	(1,619)
Inventories	3,394	(401)
Prepaid expenses and other current assets	(3,428)	(2,181)
Accounts payable	(1,692)	(1,502)
Accrued salaries, wages and benefits	596	475
Other accrued expenses	(342)	496
Other assets	(559)	(492)
Other long-term liabilities	(394)	573
Net cash (used) provided by operating activities	$(11,941)	$30,600

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

A correction of an immaterial presentation error was made in the Consolidated Statements of Comprehensive Income for the prior year three and nine month periods.

2.         Property, Plant and Equipment

	September 28, 2013	December 31, 2012

Land, buildings and leasehold improvements	$16,276	$14,049
Machinery and equipment	29,027	28,406
Office furniture and equipment	1,000	1,000
Construction in process	392	522
Property, plant and equipment, at cost	46,695	43,977
Less accumulated depreciation	25,511	24,107
Property, plant and equipment, net	$21,184	$19,870

3.         Income taxes

During the nine months of 2013, we recorded a non-cash charge to our valuation allowance of $3.6 million, increasing our valuation allowance against deferred tax assets to $7.2 million at September 28, 2013.  The primary assets covered by this valuation allowance are net operating losses. The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance.  Our results over the most recent three-year period were heavily affected by our business restructuring activities. Our cumulative operating loss in the most recent three-year period, in our view, represented sufficient negative evidence to require a valuation allowance under the provisions of ASC 740, Income Taxes. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Although realization is not assured, we have concluded that the remaining net deferred tax asset in the amount of $622 will be realized based on the reversal of existing deferred tax liabilities. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities. Should we determine that we will not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.  The income tax benefit recognized during the three and nine month periods was primarily generated due to the releasing of reserves due to lapse of statute of limitations.

During the nine months of 2012, we utilized $39.4 million of our net operating loss carry forwards against the income recognized by proceeds from the Continued Dumping and Subsidy Offset Act distributed by U.S. Customs and Border Protection in April of 2012. The income tax expense recognized during the three and nine month periods was primarily generated from the federal alternative minimum tax.  The alternative minimum tax limited our ability to offset income generated during the period with net operating loss carry forwards.

The major reconciling items between our effective income tax rate and the federal statutory rate are the changes in our valuation allowance and the cash surrender value on life insurance policies.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.         Employee Benefit Plans

Components of other postretirement benefit cost:

	Three Months Ended		Nine Months Ended

	Sept. 28, 2013	Sept. 29, 2012	Sept. 28, 2013	Sept. 29, 2012

Interest cost	$23	$34	$73	$99
Amortization of prior service benefit	(42)	(44)	(126)	(133)
Amortization of actuarial loss	8	10	25	24
Net periodic postretirement benefit cost (benefit)	$(11)	$-	$(28)	$(10)

5.         Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding.  Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share.  Basic and diluted earnings per share are calculated using the following share data:

	Three Months Ended		Nine Months Ended

	Sept. 28, 2013	Sept. 29, 2012	Sept. 28, 2013	Sept. 29, 2012

Weighted average shares outstanding for basic calculation	14,136	14,345	14,145	14,345
Add: Effect of dilutive stock options and restricted stock	-	-	-	142
Weighted average shares outstanding adjusted for diluted calculation	14,136	14,345	14,145	14,487

During the three and nine month periods ended September 28, 2013, the dilutive effect of outstanding stock options and restricted stock is not recognized since we have a net loss for those periods.  Approximately 2.0 million shares in 2013 were issuable upon the exercise of stock options.  Also, 373,000 shares of restricted stock in 2013 were not included because they were anti-dilutive.  During the three and nine month periods ended September 29, 2012, approximately 1.8 million and 729,000 stock options, respectively, were excluded from the diluted per share calculation as they would be anti-dilutive.  In addition, 205,000 shares of restricted stock were not included in the three month period of 2012 because they were anti-dilutive.

A reconciliation of the activity in Stockholders’ Equity accounts for the first nine months of 2013 is as follows:

				Accumulated Other Comprehensive Loss
		Capital in Excess of Par Value
	Common Stock		Retained Earnings

Balance, December 31, 2012	$284	$15,018	$72,421	$(484)
Net loss	-	-	(8,093)	-
Stock repurchased	(2)	(356)	-	-
Stock-based compensation	-	661	-	-
Exercise of stock options	-	38	-	-
Adjustment to net periodic benefit cost	-	-	-	(100)
Balance, September 28, 2013	$282	$15,361	$64,328	$(584)

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    Restructuring and Related Charges

In 2012, we made the strategic decision to consolidate our corporate office and High Point showroom into a single multi-purpose facility in High Point, North Carolina.  During the current nine month period, we recorded $532 in restructuring charges in selling, general and administrative expenses for severance and relocation costs associated with this move and consolidation.

Restructuring accrual activity for the nine months ending September 28, 2013 was as follows:

	Lease Obligations	Severance and other termination costs	Total
Accrual at January 1, 2013	$732	$-	$732
Charges to expense	-	532	532
Cash payments	(183)	(449)	(632)
Accrual at September 28, 2013	$549	$83	$632

Restructuring accrual activity for the nine months ending September 29, 2012 was as follows:

	Lease Obligations	Severance and other termination costs	Other Cost	Total
Accrual at January 1, 2012	$499	$57	$50	$606
Charges and adjustments to expense	418	17	(40)	395
Cash payments	(124)	(74)	(10)	(208)
Accrual at September 29, 2012	$793	$-	$-	$793

The restructuring accrual is classified as “Other accrued expenses”.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	Sept. 28, 2013	Sept. 29, 2012	Sept. 28, 2013	Sept. 29, 2012

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	88.4	86.0	88.7	86.7
Gross profit	11.6	14.0	11.3	13.3
Selling, general and administrative expenses	19.6	19.3	19.8	18.2
Operating loss	(8.0)	(5.3)	(8.5)	(4.9)
CDSOA income, net	-	.2	-	52.4
Other income, net	.1	.1	.1	.1
Interest expense, net	2.9	2.6	2.6	2.3
(Loss) income before income taxes	(10.8)	(7.6)	(11.1)	45.3
Income tax (benefit) expense	(.5)	.3	(.2)	.9
Net (loss) income	(10.3)%	(7.9)%	(10.9)%	44.4%

Net sales for the three month period ended September 28, 2013 were flat to the comparable 2012 period. For the nine month period ended September 28, 2013, net sales decreased $986,000, or 1.3% from the comparable 2012 period. During the three month period, a small decrease in unit volume was partially offset by higher average selling prices attributable to a price increase instituted in the second quarter of this year on the Stanley Furniture product line.  The decrease during the nine month period was primarily due to lower unit volume.

Gross profit for the current three month period was $2.8 million, or 11.6% of net sales compared to  $3.3 million, or 14.0% of net sales, for the three month period of 2012.  Gross profit for the first nine months of 2013 decreased to $8.3 million, or 11.3% of net sales, from $10.0 million, or 13.3% of net sales, for the comparable nine months of2012.  The comparable prior year nine month period includes restructuring related charges associated with the consolidation of our Virginia warehousing operations of $474,000.  The reduction in gross profit for the current three and nine month periods was driven by inflation and discounting on the Stanley Furniture product line and higher raw material costs on the Young America product line.  Partially offsetting these increases were pricing actions taken on the Stanley Furniture product in the previous quarter, continued operating improvements at the Young America manufacturing facility in Robbinsville, NC and favorable medical claim trends in both periods.

Selling, general and administrative expenses for the three and nine month periods of 2013 as a percentage of net sales were 19.6% and 19.8%, respectively, compared to 19.3% and 18.2% for the comparable 2012 periods.  The higher percentage in the current three month period is primarily the result of increased expenditures.  The higher percentage in the nine month period is primarily the result of increased expenditures and, to a lesser extent, lower sales.  Selling, general and administrative expenses for the current three and nine month periods increased $77,000 and $977,000, respectively, compared to the 2012 periods. The current year expenses include restructuring charges associated with consolidating the corporate offices of $10,000 and  $532,000 for the three and nine month periods, respectively. Excluding these one-time costs, higher current year expenditures were driven primarily by increased showroom, marketing and advertising costs on the Stanley Furniture product line.

As a result, operating loss as a percentage of net sales was 8.0% and 8.5% for the three and nine month periods of 2013 compared to 5.3% and 4.9% for the comparable 2012 periods.

During the prior year nine month period we recorded income, net of expenses, of $39.4 million from the receipt of funds under the Continued Dumping and Subsidy Offset Act (CDSOA).

Net interest expense for the three month period of 2013 increased $84,000 from the comparable 2012 period and $245,000 for the nine month period.  Interest expense is primarily composed of interest on insurance policy loans from a legacy deferred compensation plan, which increases annually based on growth in cash surrender value.

Our effective tax rate for the current three and nine month periods is essentially zero since we have established a valuation allowance for our deferred tax assets in excess of our deferred tax liabilities.  The benefit in the current year is primarily related to the release of reserves due to lapse of statute of limitations.  The expense in the prior year period is primarily the result of federal alternative minimum tax on the receipt of proceeds from the CDSOA distributed by U.S. Customs and Border Protection.  Federal alternative minimum tax regulations limit the ability to offset all of the income generated in the period with net operating loss carry forwards.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand and cash generated from operations. We expect cash on hand to be adequate for ongoing operational and capital expenditures for the foreseeable future.  At September 28, 2013, we had $10.9 million in cash, $10.0 million of short-term investments and $1.7 million in restricted cash.

Working capital, excluding cash, restricted cash and short-term investments, increased to $36.9 million at September 28, 2013 from $34.6 million on December 31, 2012.  The increase was primarily the result of a $3.7 million increase in accounts receivable and a $1.9 million reduction in accounts payable. Partially offsetting this working capital increase was a $3.4 million reduction in inventories.

Cash used by operations was $11.9 million in the nine month period of 2013 compared to cash provided by operations of $30.6 million in the comparable prior year period.  The cash used by operations in 2013 was the result of operating losses and to fund the increase in working capital.  The cash provided by operations in the prior year was the result of the receipt of $39.9 million in CDSOA proceeds.

Net cash provided by investing activities was $9.9 million in the current nine month period compared to a use of $25.3 million in the comparable prior year period.  During the nine month period of 2013, we invested $2.0 million in capital expenditures for the consolidation of our corporate offices and High Point showroom and $830,000 in final equipment payments as part of the modernization of our Young America manufacturing operation in Robbinsville, North Carolina that started in early 2011. We spent $2.2 million as part of our continued investment in our Enterprise Resource Planning (ERP) system. Offsetting these uses of cash was the maturity of a short term investment of $15.0 million.  During the first nine months of 2012, we invested $20.0 million of our CDSOA proceeds in short-term investments. In addition, we invested $3.2 million in capital expenditures as part of the modernization of our Young America manufacturing operation in Robbinsville, North Carolina and $1.8 million as part of our investment in improved systems. We expect minimal capital expenditures during the remainder of 2013.

Net cash provided by financing activities was $2.0 million in the current nine months of 2013 compared to $2.2 million in the prior year period. Approximately $358,000 was used in the first nine months of 2013 to purchase and retire 80,077 shares of our common stock.  In both years, cash was provided from loans against the increase in cash surrender value of insurance policies.These proceeds were used to pay interest due on outstanding policy loans which is shown as a use of cash in operating activities.

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

On March 5, 2012, the Federal Circuit denied the motions for injunction, “without prejudicing the ultimate disposition of these cases.”  As a result, we received a CDSOA distribution of $39.9 million in April 2012. If the Federal Circuit were to reverse the decisions of the Court of International Trade and determine that the Non-Supporting Producers were entitled to CDSOA distributions, it is possible that Customs may seek to have us return all or a portion of our company’s share of that distribution.  On August 19, 2013, a panel of the Federal Circuit affirmed the U.S. Court of International Trade and determined that two of the appealing Non-Supporting Producers did not qualify for distributions.  On October 3, 2013 those producers petitioned the Federal Circuit for a rehearing en banc. Based on what we know today, we believe that the chance Customs will seek and be entitled to obtain a return of our CDSOA distribution is remote.

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of cash flow, (v) the notes to the consolidated financial statements, and (vi) document and entity information.(1)

(1)           Filed herewith

SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 15, 2013	STANLEY FURNITURE COMPANY, INC.
By: /s/ Micah S. Goldstein
Micah S. Goldstein
Chief Financial Officer
(Principal Financial and Accounting Officer)

