Form 10-K
period 2013-12-31
STANLEY FURNITURE CO INC.
filed 2014-02-11
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
Commission file number 0-14938

STANLEY FURNITURE COMPANY, INC.
(Exact name of Registrant as specified in its Charter)

Delaware		54-1272589
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

200 North Hamilton Street, No. 200, High Point, North Carolina, 27260
(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code:  (336) 884-7701

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.02 per share	Nasdaq Stock Market

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

Large accelerated filer ¨	Accelerated filer ¨

Non-accelerated filer x	Smaller reporting company ¨
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ( ) No (x)

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing price on June 30, 2013:  $55 million.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of January 31, 2014:

Common Stock, par value $.02 per share	14,877,609
(Class of Common Stock)	Number of Shares

Documents incorporated by reference:  Portions of the Registrant’s Proxy Statement for our Annual Meeting of Stockholders scheduled for April 17, 2014 are incorporated by reference into Part III.

Stanley Furniture Company, Inc.

PART I

Item 1.     Business

General

We are a leading designer, manufacturer and importer of wood furniture in the premium segment of the residential market.  We offer two major product lines that diversify us across all major style and product categories within our segment. Our adult furniture is marketed and sold under the Stanley Furniture brand while our children’s furniture is marketed and sold as Young America. Our product depth and extensive style selection makes us a complete wood furniture resource for retailers and interior designers serving the upscale consumer. To support our customers and cater to the specific factors that drive consumer demand for furniture, we have developed and implemented operating strategies for each brand. An outsourced manufacturing model serves the demands of the Stanley Furniture customer, while an internally controlled and domestic manufacturing model supports Young America.

Products

Our Stanley Furniture brand is marketed as upscale home furnishings which differentiate from other products in the market through styling and finish execution as well as wide selections for the entire home including dining, bedroom, living room, home office, home entertainment, and accent items.  We believe the end consumer for the Stanley Furniture brand is typically an affluent consumer who values the interior aesthetics of their home.

Our Young America furniture is marketed as the trusted brand for child safety. Controlling production in our North Carolina manufacturing facility allows us to proudly market a product “Made in the USA”, which we believe our customers associate with a higher level of product safety and quality.  Additionally, our products have achieved third party certifications for both indoor air quality and product safety.  Product selection through color and choice further differentiate the Young America brand and attract the consumer wishing to customize their purchase and make an investment in furniture that grows with their child from crib to college and beyond. While we believe the typical consumer purchasing Young America is a parent between the ages of 25 and 40, grandparents are often involved in the purchase. Further, we believe many consumers of our Stanley Furniture products use Young America furniture in guest bedrooms.

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

We continually design and develop new styles to replace those we discontinue and, if desired, to expand our product lines.  Our in-house product design process for both brands begins with identifying customer preferences and marketplace trends and conceptualizing product ideas. Company designers produce a variety of sketches from which prototype furniture pieces are built for review prior to full-scale engineering and production.  We consult with our marketing and operations personnel, core suppliers, independent sales representatives and selected customers throughout this process and introduce our new product designs primarily at international furniture markets, which are held four times per year.

Distribution

We have developed a broad domestic and international customer base and sell our furniture mainly through independent sales representatives to independent furniture stores, interior designers, smaller specialty retailers, regional furniture chains, buying clubs and e-tailers.  We believe this broad network reduces exposure to fluctuations in regional economic conditions and allows us to capitalize on emerging channels of distribution.  We offer tailored marketing programs to address each specific distribution channel. Our independent sales representatives along with our customer care managers sell and support both product lines.

The primary marketing practice followed in the furniture industry is to exhibit products at international and regional furniture markets.  In the spring and fall of each year, a furniture market is held in High Point, North Carolina, which is attended by the majority of our retail customer base and is regarded by the industry as the most important international market. We utilize showroom space at this market to introduce new products, increase retail placements of existing products and test concepts for future products and services. In addition to displaying at the High Point Furniture Market, in 2013 we began displaying our products at the Las Vegas Market in January and July of each year.

In 2013, we sold product to approximately 1,850 customers and recorded approximately 11% of our sales from international customers.  No single customer accounted for more than 10% of our sales in 2013 and no part of the business is dependent upon a single customer, the loss of which would have a material effect on our business.  The loss of several major customers could have a material impact on our business.

Manufacturing and Offshore Sourcing

Stanley Furniture

The Stanley Furniture line is currently sourced from independent factories in Southeast Asia, primarily in Indonesia and Vietnam. We operate a support organization in both of these countries to manage vendor relationships, make sourcing decisions, as well as to provide engineering and quality control. Additionally, we operate a small facility in Indonesia to test product quality and to develop proprietary finishes.

We are subject to the usual risks inherent in importing products manufactured abroad, including, but not limited to, supply disruptions and delays, currency exchange rate fluctuations, economic and political developments and instability, as well as the laws, policies and actions of foreign governments and the United States affecting trade, including tariffs.

A sudden disruption in our supply chain from any of our key vendors could significantly compromise our ability to fill customers’ orders. If a disruption were to occur, we believe we would have sufficient inventory to meet a portion of demand for approximately three to four months.  Further, we believe that we could source any impacted products from other suppliers and on a limited basis, could manufacture some products in our domestic facility.  Service gaps and short-term increases in cost would likely result if a sudden disruption occured.

We enter into standard purchase arrangements with certain overseas suppliers for finished goods inventory to support our Stanley Furniture product line.  The terms of these arrangements are customary for our industry and do not contain any long-term purchase obligations.  We generally negotiate firm pricing with our foreign suppliers in U.S. Dollars for a term of one year. We accept exposure to exchange rate movement after this period and do not use any derivative instruments to manage or hedge currency risk. We generally expect to recover any substantial price increases from these suppliers in the price we charge for these goods.

Young America

The Young America product line is manufactured domestically in a company-owned facility.  We believe our operations model supports the Young America product line as the trusted brand for child safety, color and choice, quick delivery, and quality and better differentiates our children’s furniture in the marketplace. Over the last two years we have focused our efforts and capital on modernizing and automating our factory in Robbinsville, North Carolina, which produces the Young America product line.

Domestic manufacturing supports our product and distribution strategy by allowing us to drive continuous improvement in product safety, quality and customer service, while offering maximum choice and customization with minimum inventory.  Our manufacturing strategy includes:

•         Smaller and more frequent production runs,

•         Standardized engineering to improve quality and lower cost,

•         Identification and elimination of manufacturing bottlenecks and waste,

•         Use of cellular manufacturing in the production of component parts, and

•         Improved relationships with a small, core group of suppliers.

            In addition, we continue to involve all personnel and vendor partners in the improvement of the manufacturing, assembly and finishing processes by encouraging an open and collaborative environment that embraces continuous improvement.

Warehousing and Delivery

We warehouse our products primarily in domestic warehouses, with some warehousing abroad. We consider our facilities to be generally modern, well equipped and well maintained.  We use a small group of furniture specific transportation providers for delivery of both product lines.  While most of our products are delivered to retailers from our warehouses, we also ship direct containers to customers from Asia as well as provide white-glove delivery services directly to the end consumer.

Production of both product lines is scheduled based upon both actual and forecasted demand.  Because of the longer lead times, we maintain a higher inventory of imported products when compared to those manufactured domestically.  We ship the majority of our orders within 30 days from receipt of order. Our backlog of unshipped orders was $10.4 million at December 31, 2013 and $11.5 million at December 31, 2012.

Raw Materials

Virtually all raw materials used support the domestic manufacturing of our Young America product line. The principal materials used include lumber, plywood, veneers, particle board, hardware, glue, finishing materials, glass products, laminates, and metals.  We use two main species of lumber: poplar and maple. Domestic lumber availability and prices fluctuate over time based primarily on supply and demand.

Our five largest raw material suppliers accounted for approximately 43% of our purchases in 2013. We believe we keep adequate inventory of lumber and other supplies to maintain production levels. We believe that our sources of supply for these materials are adequate and that we are not dependent on any one supplier.

Competition

The furniture industry is highly competitive and includes a large number of competitors, none of which dominates the market.  In addition, competition has significantly increased as the industry’s worldwide manufacturing capacity remains relatively underutilized due to a lack of demand driven by the ongoing economic downturn and its impact on domestic housing. Significant manufacturing capacity was added to support the housing boom that our economy experienced pre-recession. This excess capacity created downward price pressure as industry participants attempted to generate volume to better utilize the added manufacturing capacity.  The vast majority of our competitors own manufacturing facilities abroad or source finished goods from Asian suppliers.

The markets in which we compete include a large number of relatively small manufacturers. However, certain competitors have substantially greater sales volume and financial resources when compared to us. Competitive factors in the premium segment include design, quality, service, selection, price, and for our Young America brand, child safety. We believe our operational strategy, our long-standing customer relationships and customer responsiveness, our consistent support of high-quality and diverse product lines, and our experienced management team are all competitive advantages.

Associates

At December 31, 2013, we employed 495 associates domestically and 49 associates overseas. We consider our relationship with our associates to be good. None of our associates are represented by a labor union.

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

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements.  These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” “could”, or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.  These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Such risks and uncertainties include our success in growing Young America revenue to leverage our domestic manufacturing cost structure, disruptions in foreign sourcing including those arising from supply or distribution disruptions or those arising from changes in political, economic and social conditions, as well as laws and regulations, in countries from which we source products, international trade policies of the United States and countries from which we source products, lower sales due to worsening of current economic conditions, the cyclical nature of the furniture industry,  business failures or loss of large customers, the inability to raise prices in response to inflation and increasing costs, failure to anticipate or respond to changes in consumer tastes and fashions in a timely manner, competition in the furniture industry including competition from lower-cost foreign manufacturers, the inability to obtain sufficient quantities of quality raw materials in a timely manner, environmental, health, and safety  compliance costs,  extended business interruption at our manufacturing facility, a failure or interruption of our information technology infrastructure, and the possibility that U.S. Customs and Border Protection may seek to reclaim all or a portion of the $39.9 million of Continued Dumping and Subsidy Offset Act (CDSOA) proceeds received in the second quarter of 2012. In addition, we have made certain forward-looking statements with respect to payments we expect to receive under the CDSOA, which are subject to the risks and uncertainties described in our discussion of those payments that may cause the actual payments to be subject to claims for recovery or to differ materially from those in the forward-looking statements.  Any forward-looking statement speaks only as of the date of this filing, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

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

Stanley Furniture Company, Inc.

200 North Hamilton Street, No. 200

High Point, North Carolina 27260

Attention: Mr. Micah S. Goldstein

Telephone: 336-884-7695, Fax: 336-841-0913

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

As a result of our reliance on domestic manufacturing for our Young America product line:

•         If we do not grow revenues to leverage fixed costs, our profitability could be adversely impacted, and we may experience asset impairment of other charges.

If we do not grow revenues to leverage fixed costs, we may need to reposition our Young America product line, consider closing our Robbinsville facility and transition the manufacturing of Young America products to other sources, or we may need to cease production and distribution of our Young America product line altogether.  In this event, we could experience asset impairment or other restructuring charges.  In addition, if any of these actions are necessary, they could affect our ability to meet product demand which may in turn negatively impact customer relations and result in loss of market share, including market share for our Stanley Furniture product line due to shared resources and customer base.

Our revenues may not grow for a variety of reasons. Emerging, vertically integrated distributors may capture market share at a rate which prevents growth by the traditional channels of retail distribution through which we sell, given that the market for youth furniture is demographically driven and not substantially growing for our market segment. The traditional channels of retail distribution through which we sell may not be properly positioned in the marketplace to substantially support the sale of a differentiated premium casegoods product in the nursery and/or youth segment of the industry. Competitive product of similar design at lower prices may capture too much market share to allow room for us to grow. Too many potential consumers for products within the nursery and/or youth segment may have permanently traded down post-recession. Inflation associated with the raw materials we use to manufacture our product may require that we increase our prices  resulting in increased retail prices for our product higher than the level seen by the consumer as a value. Unfair global trading practices could allow prices from overseas suppliers to decrease making those products more competitive in the marketplace.

 As a result of our reliance on foreign sourcing for our Stanley Furniture product line:

•             Our ability to service customers could be adversely affected and result in lower sales, earnings and liquidity.

Our supply of goods could be interrupted for a variety of reasons. Physical damage from a natural disaster or other cause to any one of our sourcing partners’ factories could interrupt production for an extended period of time. Our sourcing partners may not supply goods that meet our manufacturing, quality or safety specifications, in a timely manner and at an acceptable price. We may reject goods that do not meet our specifications, requiring us to find alternative sourcing arrangements at a higher cost, or possibly forcing us to discontinue the product.  Also, delivery of goods from our foreign sourcing partners may be delayed for reasons not typically encountered with domestic manufacturing or sourcing, such as shipment delays caused by customs or labor issues.

•         Our ability to properly forecast consumer demand on product with extended lead times could result in lower sales, earnings and liquidity.

Our use of foreign sources exposes us to risks associated with forecasting future demand on product with extended order lead times.  Extended order lead times may adversely affect our ability to respond to sudden changes in demand, resulting in the purchase of excess inventory in the face of declining demand, or lost sales due to insufficient inventory in the face of increasing demand, either of which could have an adverse effect on our sales, earnings and liquidity.

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

The furniture industry historically has been cyclical in nature and has fluctuated with economic cycles. During economic downturns, the furniture industry tends to experience longer periods of recession and greater declines than the general economy. We believe that the industry is significantly influenced by economic conditions generally and particularly by housing activity, consumer confidence, the level of personal discretionary spending, demographics and credit availability. These factors not only affect the ultimate consumer, but also impact smaller independent brick-&-mortar furniture retailers, which are our primary customers. As a result, a worsening of current conditions could lower our sales and earnings and impact our liquidity.

Business failures, or the loss, of large customers could result in a decrease in our future sales and earnings.

Although we have no single customer representing 10% or more of our total annual sales, the possibility of business failures, or the loss of large customers could result in a decrease of our future sales and earnings.  Lost sales may be difficult to replace and any amounts owed to us may become uncollectible.

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

Residential furniture is a fashion business based upon products styled for a changing marketplace and is sometimes subject to changing consumer trends and tastes.  If we are unable to predict or respond to changes in these trends and tastes in a timely manner, we may lose sales and have to sell excess inventory at reduced prices.  This could lower our sales and earnings.

We may not be able to sustain current sales and earnings due to the actions and strength of our competitors.

The furniture industry is very competitive and fragmented.  We compete with mostly overseas manufacturers and/or retailers who source products from overseas and sell into our markets.  Competition from overseas producers has increased dramatically with most residential wood furniture sold in the United States now coming from foreign countires.  These overseas producers and/or their wholesale customers who retail sourced products in our markets typically have lower selling prices due to their lower operating costs and often replicate our designs closely enough to attract a portion of our customer base, but not closely enough to warrant legal action that would result in any substantial effect towards thwarting this practice.  In addition, some competitors have greater financial resources than we have and often offer extensively advertised, highly promoted products.  As a result, we are continually subject to the risk of losing market share, which may lower our sales and earnings.

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

Extended business interruption at our domestic manufacturing facility or our overseas suppliers’ facilities could result in reduced sales.

Furniture manufacturing creates large amounts of highly flammable wood dust and utilizes other highly flammable materials such as varnishes and solvents in our manufacturing processes and are therefore subject to the risk of losses arising from explosions and fires.  Our inability to fill customer orders during an extended business interruption could negatively impact existing customer relationships resulting in the loss of market share.

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

		Approximate Facility Size (Square Feet)	Owned or Leased

Location	Primary Use
Stanleytown, VA	Warehouse	950,000(1)	Leased
Robbinsville, NC	Manufacturing/ Distribution	562,100	Owned
Martinsville, VA	Distribution	300,000	Leased
High Point, NC	Showroom/Office	56,000	Leased
Las Vegas, NV	Showroom	11,500	Leased
Vietnam	Distribution	50,000	Leased

(1)    Distribution utilization as of December 31, 2013 was approximately 50% of leased square footage.

Item 3.     Legal Proceedings

In the normal course of business, we are involved in claims and lawsuits none of which currently, in our opinion, will have a material adverse affect on our consolidated financial statements.

Item 4.     Mine Safety Disclosures

              Not Applicable.

Executive Officers of the Registrant

Our executive officers and their ages as of January 1, 2014 are as follows:

Name	Age	Position
Glenn Prillaman	42	President and Chief Executive Officer
Micah S. Goldstein	43	Chief Operating and Financial Officer

Glenn Prillaman has been President, Chief Executive Officer since February 2010.  Mr. Prillaman was President and Chief Operating Officer from August 2009 until February 2010.  He was our Executive Vice President – Marketing and Sales from September 2008 until August 2009.  He held the position of Senior Vice President – Marketing and Sales from September 2006 until September 2008 and was our Senior Vice President – Marketing/Sales – Young America® from August 2003 to September 2006.  Mr. Prillaman held various management positions in product development from June 1999 to August 2003.  Prior to this Mr. Prillaman represented the company as a sales agent from 1993 to 1996.

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

	2013		2012

	High	Low	High	Low
First Quarter	$4.85	$4.25	$5.21	$2.95
Second Quarter	4.56	3.72	4.87	3.80
Third Quarter	4.10	3.27	5.00	3.84
Fourth Quarter	4.03	3.40	5.00	4.08

    As of January 24, 2014, we have approximately 2,000 beneficial stockholders. In 2009, our Board of Directors voted to suspend quarterly cash dividend payments. Our dividend policy and the decision to suspend dividend payments is subject to review and revision by the Board of Directors and any future payments will depend upon our financial condition, our capital requirements and earnings, as well as other factors the Board of Directors may deem relevant.

Issuer Purchases of Equity Securities

   The following table summarizes the repurchases of our equity securities during the 12-month period ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs(1)
January 1 to February 2, 2013	-		-	4,339,172
February 3 to March 2, 2013	68,438	4.46	68,438	4,033,988
March 3 to March 30, 2013	10,550	4.53	10,550	3,986,203
Three months ended March 30, 2013	78,988		78,988
March 31 to May 4, 2013	1,089	4.53	1,089	3,981,271
May 5 to June 1, 2013	-		-	3,981,271
June 2 to June 29, 2013	-		-	3,981,271
Three months ended June 29, 2013	1,089		1,089
Twelve months ended December 31, 2013	80,077		80,077

(1)

In July 2012, the Board of Directors authorized the purchase of up to $5.0 million of our common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices the company deems appropriate.

Performance Graph

  The following graph compares cumulative total stockholder return for our company with a broad performance indicator, the Nasdaq Market index (an industry index) and a Peer group index for the period from December 31, 2008 to December 31, 2013.

(1)    The graph shows the cumulative total return on $100 invested at the market close on December 31, 2008, the last trading day in 2008, in common stock or the specified index, including reinvestments of dividends.

(2)    Nasdaq Market Index as prepared by Zacks Investment Research, Inc.

(3)    Household Furniture Index as prepared by Zacks Investment Research, Inc. consists of SIC Codes 2510 and 2511.  At January 21, 2014, Zacks Investment Research, Inc. reported that these two SIC Codes consisted of Bassett Furniture Industries, Inc., Dorel Industries, Inc., Ethan Allen Interiors, Inc., Flexsteel Industries, Inc., Furniture Brands International, Inc., Hooker Furniture Corporation, La-Z-Boy, Inc., Leggett & Platt, Inc., Natuzzi SPA-ADR, Nova Lifestyle, Inc., Select Comfort Corp., Stanley Furniture Company, Inc. and Tempur-Pedic International, Inc.

Equity Compensation Plan Information

  The following table summarizes our equity compensation plans as of December 31, 2013:

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders	1,944,108	$ 6.06	1,391,384

Item 6.     Selected Financial Data

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Income Statement Data:
Net sales	$96,944	$98,570	$104,646	$137,012	$160,451
Cost of sales (1)	87,170	86,368	92,175	153,115	158,695
Gross profit (loss)	9,774	12,202	12,471	(16,103)	1,756
Selling, general and administrative expenses (2)	19,966	18,281	19,250	20,625	26,666
Goodwill impairment charge				9,072
Operating income (loss)	(10,192)	(6,079)	(6,779)	(45,800)	(24,910)
Income from Continued Dumping and Subsidy Offset Act, net		39,349	3,973	1,556	9,340
Other income, net	67	79	112	25	160
Interest expense, net	2,669	2,320	2,330	3,534	3,703
Income (loss) before income taxes	(12,794)	31,029	(5,024)	(47,753)	(19,113)
Income taxes (benefit)	(157)	645	1	(3,963)	(7,362)
Net income (loss)	$(12,637)	$30,384	$(5,025)	$(43,790)	$(11,751)

Basic Earnings (loss) Per Share:
Net income (loss)	$(.89)	$2.12	$(.35)	$(4.11)	$(1.14)
Weighted average shares	14,147	14,328	14,345	10,650	10,332

Diluted Earnings (loss) Per Share:
Net income (loss)	$(.89)	$2.10	$(.35)	$(4.11)	$(1.14)
Weighted average shares	14,147	14,484	14,345	10,650	10,332

Balance Sheet and Other Data:
Cash, restricted cash and short-term investments	$18,955	$37,667	$17,287	$25,532	$41,827
Inventories	33,666	35,060	31,084	25,695	37,225
Working capital	56,088	72,241	46,066	52,769	87,277
Total assets	95,224	110,716	80,608	88,396	150,462
Capital leases	581	717	852
Long-term debt including
current maturities					27,857
Stockholders’ equity	75,641	87,239	57,040	61,795	92,847
Capital expenditures	2,700	3,820	$4,352	$857	$2,621
Stock repurchases:
Shares	80	146
Total cost	$358	$661

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

(2)

Included in selling, general and administrative expenses in 2013 is $770,000 of restructuring and related charges for the consolidation of corporate offices and in 2009 is $876,000 of restructuring and related charges for the consolidations noted in footnote (1) above.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

            The market for residential wood furniture has been significantly impacted by declines in housing activity, consumer confidence and disposable income over the last few years.Although some areas of home furnishing are beginning to see improvements in the market place, the upper end of the residential wood furniture segment continues to be depressed.  During the economic downturn, we took a number of strategic steps to reposition our company and to align our cost structure and operating models with the lower sales volume and the changing marketplace. Major restructuring action was taken to consolidate facilities and ultimately reduce our domestic manufacturing footprint. At the same time, we shifted our operating strategy so that we could respond to the demands of a changing marketplace and position our company for growth. Accordingly, we transitioned the manufacturing of the Stanley Furniture product to a fully overseas sourced model and ceased domestic manufacturing operations for this product in late 2010. This transition of our Stanley Furniture product line was successfully completed in 2011. For our Young America product line, we implemented a strategy to differentiate us in the marketplace by ensuring safety, quality, selection and service.  This led us to shift the production of sourced Young America items from overseas to our domestic operation. Over the past three years we have invested approximately $9.0 million in the modernization of our manufacturing facility in Robbinsville, North Carolina to enable us to be competitive as a domestic producer of this product.  In addition, we upgraded the quality standards of this product during 2012. The operational disruption created by these activities, which negatively impacted our financial performance over the last three years, is now complete. The last phase of our Company’s transformation occurred in 2013 with the consolidation of our corporate office and showroom in High Point, North Carolina and the implementation of a new Enterprise Resource Planning (ERP) system. The relocation of our corporate office along with the implementation of a new ERP system was a significant undertaking that had a short-term negative impact on incoming orders and our financial performance during 2013. With the major issues addressed by the end of 2013, the final phase of the Company’s strategic overhaul was complete. The strength of our Balance Sheet and proceeds received from the Continued Dumping and Subsidy Offset Act (CDSOA) allowed us to act on strategic decisions that we believe have positioned us to return to growth and profitability.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Operations:

	For the Years Ended
	December 31,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	89.9	87.6	88.1
Gross profit	10.1	12.4	11.9
Selling, general and administrative expenses	20.6	18.6	18.4
Operating loss	(10.5)	(6.2)	(6.5)
CDSOA income, net	-	39.9	3.8
Other income, net	.1	.1	.1
Interest expense, net	2.8	2.3	2.2
Income before income taxes	(13.2)	31.5	(4.8)
Income taxes (benefit)	(.2)	.7
Net income (loss)	(13.0)%	30.8%	(4.8)%

2013 Compared to 2012

Net sales decreased $1.6 million, or 1.6%, in 2013 compared to 2012.  The decrease was primarily due to lower unit volume for our Stanley Furniture product line. Partially offsetting the unit decline on the Stanley Furniture product line was increased sales and unit volume from the Young America product line, along with higher average selling prices on the Stanley Furniture product line following a second quarter price increase.

            Gross profit as a percentage of net sales decreased to 10.1% in 2013 from 12.4% in 2012.  The decrease in gross profit for 2013 compared to 2012 resulted from higher discounting, and from inflation on both sourced items and raw materials.  Partially offsetting these cost increases were pricing actions taken on the Stanley Furniture product line, operational improvements at our manufacturing facility in Robbinsville, NC and lower medical claims.  Included in our 2012 gross profit is $474,000 in restructuring charges, which consist mostly of a charge against future lease obligations in Virginia as we concluded that only a portion of the leased warehouse space was required.

Selling, general and administrative expenses for 2013 were $20.0 million, or 20.6% of net sales, compared to $18.3 million, or 18.6% of net sales, in 2012. The current year expenses include $770,000 of restructuring charges associated with relocation of our corporate office. Excluding these one-time costs, higher current year expenditures were driven primarily by costs related to the relocation of our High Point showroom and our new showroom in Las Vegas.  In addition, we had higher support and amortization costs related to the implementation of our new ERP system.

            As a result of the above, our operating loss increased to $10.2 million in 2013 compared to an operating loss of $6.1 million in 2012.

In 2013, we did not receive any funds under the CDSOA involving wooden bedroom furniture imported from China. In 2012, we recorded income, net of legal expenses, of $39.3 million from CDSOA receipts.

Interest expense in 2013 increased $350,000 over 2012. Interest expense is primarily composed of interest on insurance policy loans from a legacy deferred compensation plan, which increases annually based on growth in cash surrender value.

            Our 2013 effective tax rate was essentially zero since we have established a valuation allowance for our deferred tax assets in excess of our deferred tax liabilities. The benefit in the current year was primarily related to the release of reserves due to lapse of statute of limitations.  Our effective tax rate for 2012 was 2.1%. The tax expense in 2012 was primarily the result of federal alternative minimum tax on the receipt of proceeds from the CDSOA funds distributed by U.S. Customs and Border Protection. Federal alternative minimum tax regulations limit the ability to offset all of the income generated in the period with net operating loss carry forwards.

2012 Compared to 2011

Net sales decreased $6.1 million, or 5.8%, in 2012 compared to 2011. The decrease was primarily due to lower unit volume for our Young America product line as we completed the modernization efforts in our factory and transitioned the entire product line to higher quality standards. Partially offsetting the volume declines on the Young America product line was increased sales and unit volume on the Stanley Furniture product line, as we believe we regained market share lost during our transition to a sourced model in early 2011.

            Gross profit as a percentage of net sales improved to 12.4% in 2012 from 11.9% in 2011. The improvement in gross profit for 2012 compared to 2011 resulted from higher sales volume on the Stanley Furniture product line and operational improvements from our Young America product line.  Included in gross profit in 2012 and 2011 is $474,000 and $416,000, respectively, in restructuring and related charges. These charges consisted mostly of charges against future lease obligations as evaluations in each year indicated that only a portion of a leased warehouse space would be required.

            Selling, general and administrative expenses for 2012 were $18.3 million, or 18.6% of net sales, compared to $19.3 million, or 18.4% of net sales, in 2011. The decline in these expenses were primarily due to the impact that lower sales had on variable selling expenses, lower spending on marketing related expenses and a decrease in bad debt expense.

            As a result of the above, operating loss improved to $6.1 million in 2012 compared with an operating loss of $6.8 million in 2011.

We recorded income, net of legal expenses, of $39.3 million in 2012 from the receipt of funds under the CDSOA involving wooden bedroom furniture imported from China and other related payments compared with $4.0 million in 2011.

Interest expense in 2012 remained flat with 2011.  Interest expense for both periods is composed of interest on insurance policy loans from a legacy deferred compensation plan and imputed interest on a lease related obligation in 2011.

            Our effective tax rate for 2012 was 2.1%.  The tax expense in 2012 is primarily the result of federal alternative minimum tax on the receipt of proceeds from the CDSOA distributed by U.S. Customs and Border Protection.  Federal alternative minimum tax regulations limit the ability to offset all of the income generated in the period with net operating loss carry forwards. Our 2011 effective tax rate was essentially zero as we had established a valuation allowance for our deferred tax assets in excess of our deferred tax liabilities.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand and cash generated from operations. While we believe that our business strategy and restructuring efforts will be successful, we cannot predict with certainty the ultimate impact on our revenues, operating costs and cash flows from operations.  The CDSOA proceeds of $39.9 million received in 2012 strengthened our balance sheet and allowed us to invest in and focus on the execution of our long-term strategy. We expect cash on hand to be adequate for ongoing expenditures and capital investments for the foreseeable future, as we return to normal capital spending and improve financial performance.  At December 31, 2013 we had $7.2 million in cash, $1.7 million in restricted cash and $10.0 million of short-term investments.

Working capital, excluding cash, restricted cash and short-term investments, increased during 2013 to $37.1 million from $34.6 million on December 31, 2012.  The increase was primarily the result of an increase in accounts receivable and reductions in accounts payable, accrued compensation costs and other accruals.  Partially offsetting these items was a decrease in inventories.

Cash used by operations was $15.6 million in 2013 compared to cash provided of $25.4 million in 2012 and cash used of $7.3 million in 2011. The cash used by operations in 2013 was the result of operating losses and funding the increase in working capital.The cash provided by operations during 2012 was from the receipt of $39.9 million in proceeds from the CDSOA, partialy offset by operating losses.  CDSOA proceeds of $4.6 million were received in 2011, while no proceeds were received in 2013. During 2012, we paid income taxes of $768,000, largely driven by the income related to the CDSOA proceeds compared to income tax refunds of $3.6 million in 2011. The increase in cash used by operations in 2013 compared to 2012, excluding the CDSOA receipts, was primarily due to larger operating losses driven by lower sales, higher discounting and material cost inflation, partially offset by continued savings related to operational improvements.

Net cash provided by investing activities was $9.9 million in 2013 compared to cash used of $31.6 million in 2012 and $4.4 million in 2011. During 2013, we invested $2.1 million in capital expenditures for the consolidation of our corporate offices and High Point showroom and $500,000 in final equipment payments as part of the modernization of our manufacturing operation in Robbinsville, North Carolina that started in early 2011. Over the last two years we have invested $5.1 million in a new Enterprise Resource Planning System and improved websites, of which $2.4 million was spent in 2013 and $2.7 million in 2012.  Offsetting these uses of cash was the maturity of a short term investment of $15.0 million.  During 2012 we invested $25.0 million of our CDSOA proceeds in short-term investments.  In addition, we invested $3.8 million in 2012 and $4.4 million in 2011 in capital expenditures, a majority of which was for the modernization of our Young America manufacturing operation in Robbinsville, North Carolina.   Included in 2011 investing activities was a $1.6 million transfer of cash to restricted cash to secure letters of credit.  Sale of assets provided cash of $81,000 and $1.6 million in 2012 and 2011, respectively.  Capital expenditures for 2014 should return back to normal maintenance capital of approximately $1.4 million, with most occurring in the later part of the year.

Net cash provided by financing activities was $2.0 million in 2013 compared to $1.5 million in 2012 and $1.9 million in 2011. In 2013 and 2012, $358,000 and $661,000, respectively, were used for the purchase and retirement of our common stock.  In 2013, 2012 and 2011, proceeds from insurance policy loans provided cash of $2.4 million, $2.2 million and $2.0 million, respectively.

The following table sets forth our contractual cash obligations and other commercial commitments at December 31, 2013 (in thousands):

	Payment due or commitment expiration
		Less Than 1 year			Over 5 years
	Total		1-3 years	4-5 years
Contractual cash obligations:
Postretirement benefits (1)	$3,002	$301	$544	$494	$1,663
Operating leases	8,875	1,530	2,870	1,687	2,788
Capital lease	600	147	294	159	-
Total contractual cash obligations	$12,477	$1,978	$3,708	$2,340	$4,451
Other commercial commitments:
Letters of credit	$1,737	$1,737

(1)    The RP-2000 Combined Health Mortality Table with generational mortality improvements was used in estimating future benefit payments, and, for the non-pension related postretirement benefits, the health care cost trend rate for determining payments is 8.0% for 2013 and gradually declines to 5.5% in 2018 where it is assumed to remain constant for the remaining years.

Not included in the above table are unrecognized tax benefits of $351,000, due to the uncertainty of the date of occurrence.

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

On March 5, 2012, the Federal Circuit denied the motions for injunction, “without prejudicing the ultimate disposition of these cases.” As a result, we received a CDSOA distribution of $39.9 million in April 2012. On August 19, 2013, the Federal Circuit issued a decision affirming the dismissal of the claims of two of the four Non-Supporting Producers. On January 3, 2014, the Federal Circuit denied those Non-Supporting Producers’ petitions for rehearing en banc. Those Non-Supporting Producers have until April 4, 2014 to file a petition for a writ of certiorari with the U.S. Supreme Court. If the Supreme Court  were to accept such petitions for certiorari review and thereafter to reverse the decisions of the Federal Circuit  and determine that the Non-Supporting Producers were entitled to CDSOA distributions, it is possible that Customs may seek to have us return all or a portion of our company’s share of that distribution. Based on what we know today, we believe that the chance Customs will seek and be entitled to obtain a return of our CDSOA distribution is remote.

In addition, according to Customs, as of October 1, 2013, approximately $3.2 million in duties had been secured by cash deposits and bonds on unliquidated entries of wooden bedroom furniture that are subject to the CDSOA, and this amount is potentially available for distribution under the CDSOA to eligible domestic producers in connection with the case involving wooden bedroom furniture imported from China.The amount ultimately distributed will be impacted by appeals concerning the results of the annual administrative review process, which can retroactively increase or decrease the actual duties owed on entries secured by cash deposits and bonds, by collection efforts concerning duties that may be owed, and by any applicable legislation and Customs’ interpretation of that legislation. Assuming that such funds are distributed and that our percentage allocation in future years is the same as it was in 2011 when the last annual distribution was made (approximately 30% of the funds distributed) and the $3.2 million secured by the government does not change as a result of appeals from the annual administrative review process or otherwise, we could receive approximately $1.0 million in CDSOA funds.

In November 2012, Customs disclosed that it withheld $3.0 million in funds related to the antidumping duty order on wooden bedroom furniture from China that was otherwise available for distribution in 2012 until the amounts at issue in the pending litigation have been resolved.  In December 2013, Customs disclosed that it withheld another $6.4 million in funds related to the antidumping duty order on wooden bedroom furniture from China that was otherwise available for distribution in 2013 until the amounts at issue in the pending litigation have been resolved.  It is expected that Customs will continue withholding such funds until a final decision is reached in the pending litigation.Therefore, no distributions were made in December 2012 or in December 2013 for the case involving wooden bedroom furniture from China.  Assuming our historic allocation of approximately 30%, the portion of these undistributed funds that may be allocated to us is approximately $2.8 million.

Due to the uncertainty of the various legal and administrative processes, we cannot provide assurances as to the amount of additional CDSOA funds that ultimately will be received, if any, and we cannot predict when we may receive any additional CDSOA funds.

New Accounting Pronouncments

            In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” for fiscal years, and interim periods within those years, beginning after December 15, 2013. We will adopt this guidance as required in first quarter of 2014. The adoption of this update will not have a material effect on our statements of operations, financial position or cash flows.

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

Accruals for Self- Insurance Reserves – Accruals for self-insurance reserves (including workers’ compensation and employee medical) are determined based on a number of assumptions and factors, including historical payment trends and claims history, actuarial assumptions and current and estimated future economic conditions.  These estimated liabilities are not discounted.  If actual trends differ from these estimates, the financial results could be impacted.  Historical trends have not differed materially from these estimates.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 9A.   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, due to a material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2013,  the end of the period covered by this annual report.  This material weakness did not result in any audit adjustments or misstatements.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework (1992), our management determined that a material weakness in internal control over financial reporting existed as of December 31, 2013 as described below.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  As a result of the material weakness, management has concluded that our internal control over financial reporting was not effective as of December 31, 2013.

A material weakness in internal control over financial reporting was identified as we did not design and maintain effective controls over access of key accounting personnel to initiate, modify and record transactions and standing data in our financial systems that impact key accounts and disclosures.  Specifically, some key accounting personnel had this access, including the ability to both prepare and post manual journal entries without an independent review by someone without this access.

The material weakness did not result in any audit adjustments or misstatements.  However, this material weakness could result in a misstatement of the consolidated financial statements of disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not have been prevented or detected.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included on page F-2 of this Annual Report on Form 10-K.

Remediation

Subsequent to December 31, 2013, we have removed the access of key accounting personnel and established access limitations specific to job functions and roles that we believe will address segregation of duties risks which included removing system access for the key accounting personnel who previously had the ability to create and post journal entries and also had the responsibility for independently reviewing journal entries of others.  We believe the design and implementation of this control, which will be tested by management during the first quarter of the year ended December 31, 2014, will remediate the material weakness.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Information related to our directors is set forth under the caption “Election of Directors” of our proxy statement (the “2014 Proxy Statement”) for our annual meeting of shareholders scheduled for April 17, 2014.  Such information is incorporated herein by reference.

Information relating to compliance with section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2014 Proxy Statement and is incorporated herein by reference.

Information relating to the Audit Committee and Board of Directors’ determinations concerning whether a member of the Audit Committee of the Board is a “financial expert” as that term is defined under Item 407(d) (5) of Regulation S-K is set forth under the caption “Board and Board Committee Information” of our 2014 Proxy Statement and is incorporated herein by reference.

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

Item 11.    Executive Compensation

Information relating to our executive compensation is set forth under the captions “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our 2014 Proxy Statement.  Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our information relating to this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of our 2014 Proxy Statement.  Such information is incorporated herein by reference.

Information concerning our equity compensation plan is included in Part II of this report under the caption “Equity Compensation Plan Information.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Our information relating to this item is set forth under the caption “Compensation of Executive Officers – Employment Agreements and Related Transactions” and “Board and Board Committee Information” of our 2014 Proxy Statement.  Such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

Our information relating to this item is set forth under the caption “Independent Registered Public Accountants” of our 2014 Proxy Statement.  Such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)         Documents filed as a part of this Report:

(1)	The following consolidated financial statements are included in this report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2013

Consolidated Statements of Comprehensive Income for each of the three years ended in the period ended December 31, 2013

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2013.

Consolidated Statements of Cash Flow for each of the three years in the period ended December 31, 2013
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2013.

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

10.19	Form of Stock Option Award under 2012 Incentive Plan (Officers). (1)

10.20	Form of Restricted Stock Award under 2012 Incentive Plan (Officers). (1)

(1) (2)	Management contract or compensatory plan Filed Herewith

21	List of Subsidiaries. (2)

23	Consent of PricewaterhouseCoopers LLP. (2)

31.1	Certification by Glenn Prillaman, our Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (2)

31.2	Certification by Micah S. Goldstein, our Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (2)

32.1	Certification by Glenn Prillaman, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certification by Micah S. Goldstein, our Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
101

The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of cash flow, (v) the notes to the consolidated financial statements, and (vi) document and entity information. (2)

(1) (2)	Management contract or compensatory plan Filed Herewith

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

STANLEY FURNITURE COMPANY, INC.

February 11, 2014	By: /s/Glenn Prillaman
Glenn Prillaman
President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Michael P. Haley (Michael P. Haley)	Chairman and Director	February 11, 2014

/s/Glenn Prillaman (Glenn Prillaman)	President and Chief Executive Officer (Principal Executive Officer) and Director	February 11, 2014

/s/Micah S. Goldstein (Micah S. Goldstein)	Chief Operating and Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 11, 2014
and Director

/s/D. Paul Dascoli (D. Paul Dascoli)	Director	February 11, 2014

/s/T. Scott McIlhenny, Jr. (T. Scott McIlhenny, Jr.)	Director	February 11, 2014

STANLEY FURNITURE COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

Report of Independent Registered Public Accounting Firm

To the Board of the Directors and Stockholders of Stanley Furniture Company, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Stanley Furniture Company, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting resulted as management did not design and maintain effective controls over access of key accounting personnel to initiate, modify and record transactions and standing data in their financial systems that impact key accounts and disclosures.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  We considered this material weakness in determining the nature, timing and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Greensboro, North Carolina

February 11, 2014

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$7,218	$10,930
Restricted cash	1,737	1,737
Short-term investments	10,000	25,000
Accounts receivable, less allowances of $716 and $654	12,002	10,028
Inventories:
Finished goods	30,830	30,980
Work-in-process	832	1,845
Raw materials	2,004	2,235
Total inventories	33,666	35,060

Prepaid expenses and other current assets	3,964	3,438
Deferred income taxes	699	962
Total current assets	69,286	87,155

Property, plant and equipment, net	20,144	19,870
Other assets	5,794	3,691
Total assets	$95,224	$110,716

LIABILITIES
Current liabilities:
Accounts payable	$7,897	$8,667
Accrued salaries, wages and benefits	3,350	3,826
Other accrued expenses	1,951	2,421
Total current liabilities	13,198	14,914

Deferred income taxes	699	962
Other long-term liabilities	5,686	7,601
Total liabilities	19,583	23,477

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 25,000,000 shares authorized,14,520,083 and 14,566,099 shares issued and outstanding, respectively	283	284
Capital in excess of par value	15,732	15,018
Retained earnings	59,784	72,421
Accumulated other comprehensive loss	(158)	(484)
Total stockholders’ equity	75,641	87,239
Total liabilities and stockholders’ equity	$95,224	$110,716

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2013	2012	2011
Net sales	$96,944	$98,570	$104,646

Cost of sales	87,170	86,368	92,175

Gross profit	9,774	12,202	12,471

Selling, general and administrative expenses	19,966	18,281	19,250

Operating loss	(10,192)	(6,079)	(6,779)

Income from Continued Dumping and Subsidy Offset Act, net	-	39,349	3,973
Other income, net	67	79	112
Interest income	60	82	25
Interest expense	2,729	2,402	2,355

(Loss) income before income taxes	(12,794)	31,029	(5,024)

Income tax (benefit) expense	(157)	645	1

Net (loss) income	$(12,637)	$30,384	$(5,025)

(Loss) income per share:
Basic	$(.89)	$2.12	$(.35)
Diluted	$(.89)	$2.10	$(.35)

Weighted average shares outstanding:
Basic	14,147	14,328	14,345
Diluted	14,147	14,484	14,345

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 (in thousands)

	For the Years Ended December 31,
	2013	2012	2011

Net (loss) income	$(12,637)	$30,384	$(5,025)
Other comprehensive (income) loss:
Amortization of prior service cost	167	177	177
Amortization of actuarial (gain) loss	(493)	125	18
Adjustments to net periodic postretirement (benefit) loss	(326)	302	195
Comprehensive (loss) income	$(12,311)	$30,082	$(5,220)

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For each of the three years in the period ended December 31, 2013

(in thousands)

			Capital in Excess of Par Value		Accumulated Other Comprehensive Income (Loss)
	Common Stock			Retained Earnings
	Shares	Amount				Total

Balance at December 31, 2010	14,345	$287	$14,433	$47,062	$13	$61,795

Net loss				(5,025)		(5,025)
Other comprehensive loss					(195)	(195)
Fees related to issuance of common stock			(40)			(40)
Restricted stock grants	179
Stock-based compensation			505			505

Balance at December 31, 2011	14,524	287	14,898	42,037	(182)	57,040

Net income				30,384		30,384
Other comprehensive loss					(302)	(302)
Fees related to issuance of common stock			(1)			(1)
Restricted stock grants	188
Purchase and retirement of common stock	(146)	(3)	(658)			(661)
Stock-based compensation			779			779

Balance at December 31, 2012	14,566	284	15,018	72,421	(484)	87,239

Net loss				(12,637)		(12,637)
Other comprehensive income					326	326
Exercise of stock options	35	1	111			112
Restricted stock grants	28
Restricted stock forfeited	(29)
Purchase and retirement of common stock	(80)	(2)	(356)			(358)
Stock-based compensation			959			959
Balance at December 31, 2013	14,520	$283	$15,732	$59,784	$(158)	$75,641

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended
	December 31,
	2013	2012	2011
Cash flows from operating activities:
Cash received from customers	$94,951	$99,064	$103,295
Cash paid to suppliers and employees	(108,028)	(110,185)	(116,763)
Cash from Continued Dumping and Subsidy Offset Act, net	-	39,466	4,615
Interest paid	(2,516)	(2,218)	(2,094)
Income tax (payments) refunds	(42)	(768)	3,640
Net cash provided (used) by operating activities	(15,635)	25,359	(7,307)

Cash flows from investing activities:
Sale of short-term securities	15,000
Purchase of short-term securities	-	(25,000)
Increase in restricted cash	-	(150)	(1,587)
Capital expenditures	(2,700)	(3,820)	(4,352)
Proceeds from sale of assets	-	81	1,570
Purchase of other assets	(2,415)	(2,730)	(38)
Net cash (used) provided by investing activities	9,885	(31,619)	(4,407)

Cash flows from financing activities:
Capital lease payments	(132)	(132)	(121)
Purchase and retirement of common stock	(358)	(661)	-
Proceeds from exercise of stock options	112	-	-
Proceeds from insurance policy loans	2,416	2,283	2,003
Net cash provided (used) by financing activities	2,038	1,490	1,882

Net decrease in cash	(3,712)	(4,770)	(9,832)
Cash at beginning of year	10,930	15,700	25,532
Cash at end of year	$7,218	$10,930	$15,700

Reconciliation of net loss to net cash used by operating activities:

Net (loss) income	$(12,637)	$30,384	$(5,025)
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation	1,886	1,753	1,614
Amortization	350	14	29
Stock-based compensation	959	779	505
Other, net	4	(62)	468
Changes in assets and liabilities:
Accounts receivable	(1,974)	224	(364)
Inventories	1,394	(3,976)	(5,389)
Prepaid expenses and other current assets	(2,793)	(2,363)	2,917
Accounts payable	(574)	(1,652)	847
Accrued salaries, wages and benefits	117	(1,044)	(205)
Other accrued expenses	(737)	374	(2,330)
Other assets	153	146	130
Other long-term liabilities	(1,783)	782	(504)
Net cash provided (used) by operating activities	$(15,635)	$25,359	$(7,307)

Supplemental disclosure of cash flow information:
Non-cash financing activities:
Capital lease			$973
Asset purchases in accounts payable	$80	$255

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

For financial reporting purposes, we operate in one reportable segment where substantially all revenues are from the sale of residential wood furniture products.  This reportable segment consists of two product lines that are branded as Stanley Furniture and Young America.  Sales from these two groups of products for the three years ended are as follows:

	2013	2012	2011
Stanley Furniture	60%	62%	56%
Young America	40%	38%	44%
Total net sales	100%	100%	100%

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

Capitalized Software Cost

We amortize purchased computer software costs using the straight-line method over the estimated economic lives of the related products.  Unamortized cost at December 31, 2013 and 2012 was approximately $4.9 million and $2.8 million, respectively, and is included in other assets.

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

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” for fiscal years, and interim periods within those years, beginning after December 15, 2013.  We will adopt this guidance as required in first quarter of 2014.  The adoption of this update will not have a material effect on our statements of operations, financial position or cash flows.

2.      Property, Plant and Equipment

	Depreciable lives (in years)
		(in thousands)
		2013	2012
Land and buildings	20 to 50	$13,893	$13,896
Machinery and equipment	5 to 12	27,549	28,406
Office furniture and equipment	3 to 15	1,902	1,153
Construction in progress		16	522
Property, plant and equipment, at cost		43,360	43,977
Less accumulated depreciation		23,216	24,107
Property, plant and equipment, net		$20,144	$19,870

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.      Income Taxes

The provision for income tax expense (benefit) consists of (in thousands):

	2013	2012	2011
Current:
Federal	$(18)	$434	$32
State	(139)	211	(31)
Total current	(157)	645	1
Deferred:
Federal
State
Total deferred
Income tax expense (benefit)	$(157)	$645	$1

A reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate follows:

	2013	2012	2011
Federal statutory rate	(35.0)%	35.0%	(35.0)%
State tax, net of federal benefit	(2.9)	2.0	(3.4)
State tax credits and adjustments	1.0	.5	.6
Increase in cash surrender value of life insurance policies	(5.9)	(2.2)	(12.3)
Tax-exempt interest			.7
Valuation allowance increase (decrease)	43.7	(33.7)	46.7
Other, net	(2.1)	.5	2.7
Effective income tax rate	(1.2)%	2.1%	0.0%

The income tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31 follow (in thousands):

	2013	2012
Current deferred tax assets:
Accounts receivable	$268	$243
Employee benefits	901	978
Other accrued expenses	507	278
Gross current deferred tax asset	1,676	1,499
Less valuation allowance	(977)	(537)
Net current deferred tax asset	$699	$962

Noncurrent deferred tax assets (liabilities)
Property, plant and equipment	$(6,306)	$(6,211)
Employee benefits	3,339	3,377
Other noncurrent assets	109	142
AMT credit	631	649
Net operating loss	9,578	4,131
Gross non-current deferred tax assets (liabilities)	7,351	2,088
Less valuation allowance	(8,050)	(3,050)
Net noncurrent deferred tax assets (liabilities)	$(699)	$(962)

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.      Income Taxes (continued)

We have U.S. federal and state net operating loss carry-forwards of approximately $25.4 million which are available to reduce future taxable income.  The federal net operating loss will begin expiring in 2031 and the state net operating losses will expire at various times beginning in 2026.

During 2013, we recorded a non-cash charge to our valuation allowance of $5.4 million against our December 31, 2013 deferred tax assets.  The primary assets which are covered by this valuation allowance are employee benefits and net operating losses in excess of the amounts which can be carried back to prior periods. The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance.  Our results over the most recent three-year period were heavily affected by our business restructuring activities. Our cumulative loss, excluding income from the Continued Dumping and Subsidy Offset Act, in the most recent three-year period, in our view, represented sufficient negative evidence to require a valuation allowance.  We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Although realization is not assured, we have concluded that the remaining net deferred tax asset in the amount of $699,000 will be realized based on the reversal of existing deferred tax liabilities. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities. Should we determine that we will not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

The unrecognized tax benefits activity for the year ended December 31 follow (in thousands):

	2013	2012
Unrecognized tax benefits balance at January 1	$678	$650
Lapse of statute of limitations	(98)	-
Gross increases for tax positions of prior years	-	81
Gross decreases for tax positions of prior years	(229)	(53)
Unrecognized tax benefits balance at December 31	$351	$678

As of December 31, 2013 and 2012, we had approximately $57,000 and $253,000 of accrued interest related to uncertain tax positions, respectively.

Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $228,000 at December 31, 2013 and $510,000 at December 31, 2012. The 2010, 2011 and 2012 tax years remain open to examination by major taxing jurisdictions.

4.       Stockholders’ Equity

In addition to common stock, authorized capital includes 1,000,000 shares of “blank check” preferred stock.  None was outstanding during the three years ended December 31, 2013.  The Board of Directors is authorized to issue such stock in series and to fix the designation, powers, preferences, rights, limitations and restrictions with respect to any series of such shares.  Such “blank check” preferred stock may rank prior to common stock as to dividend rights, liquidation preferences or both, may have full or limited voting rights and may be convertible into shares of common stock.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.       Stockholders’ Equity (continued)

Basic and diluted earnings per share are calculated using the following share data (in thousands):

	2013	2012	2011
Weighted average shares outstanding for basic calculation	14,147	14,328	14,345
Dilutive effect of stock options		156
Weighted average shares outstanding for diluted calculation	14,147	14,484	14,345

In 2013 and 2011, the dilutive effect of stock options and restricted shares was not recognized since we had a net loss. Approximately 1.9 million shares in 2013, 738,000 shares in 2012 and 1.8 million shares in 2011 were issuable upon the exercise of stock options, which were not included in the diluted per share calculation because they were anti-dilutive.  In 2013 and in 2011, 352,613 shares and 179,336 shares of restricted stock, respectively, were not included because they were anti-dilutive.

In July 2012, the Board of Directors authorized the purchase of up to $5.0 million of our common stock.  These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices the company deems appropriate.  During 2013, we used $358,000 to repurchase 80,077 shares of our common stock.  In 2012, we used $661,000 to repurchase 146,015 shares of our common stock.

5.       Stock Based Compensation

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

Stock Options

The options are issued at market value on the date of grant and have a term of 10 years from the grant date.   In general, employee grants vest ratably over a four to five year period and Director grants vest after one year.  The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date.  We have estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes pricing valuation model.

The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense.  No options were granted in 2013.  For options granted in 2012 and 2011 the weighted average for key assumptions used in determining the fair value are as follows:

	2012	2011
Expected price volatility	53.25%	45.89%
Risk-free interest rate	.91%	1.34%
Weighted average expected life in years	5.5	5.7
Forfeiture rate	21.87%	19.82%

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.       Stock Based Compensation (continued)

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield, forfeiture rate and the expected lives of the options.  The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

Stock option activity for the three years ended December 31, 2013, follows:

	Number of shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2010	2,093,654	$8.91	7.6
Forfeited	(566,000)	11.14
Expired	(164,000)	13.94
Granted	451,302	3.38

Outstanding at December 31, 2011	1,814,956	$6.39	7.1
Expired	(22,000)	17.62
Granted	297,014	4.43

Outstanding at December 31, 2012	2,089,970	$5.99	6.4
Exercised	(35,246)	3.16
Forfeited	(82,616)	3.70
Expired	(28,000)	11.75

Outstanding at December 31, 2013	1,944,108	$6.06	6.7	$634

Exercisable at December 31, 2013	1,404,164	$6.97	6.2	$418

As of December 31, 2013, there was $741,000 of total unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted-average remaining vesting period of 2.1 years.

The average fair market value of options granted in 2012 and 2011, and cash proceeds, tax benefits and intrinsic value related to total stock options exercised during 2013 are as follows (in thousands, except per share data):

	2013	2012	2011

Average fair market value of options granted (per share)	-	$2.12	$1.51
Proceeds from stock options exercised	$112
Intrinsic value of stock options exercised	$21

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.       Stock Based Compensation (continued)

Restricted Stock

The restricted stock awards are accounted for as “non-vested equity shares” until the awards vest or are forfeited.  In general, restricted stock awards for employees vest at the end of a four year period from the date of grant and for non-employee directors vest at the end of their current term on the Board.  The fair value of each share of restricted stock is the market price of our stock on the grant date.  The fair value of each award is amortized into compensation expense on a straight-line basis between the award date and the vesting date.  In 2013, 13,637 restricted stock awards vested and released.  No restricted stock awards vested during 2012 and 2011.

The following table summarizes information about non-vested share awards as of and for the year ended December 31, 2013:

	Number of shares	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2011	179,336	$3.07

Granted	188,099	$4.48

Outstanding at December 31, 2012	367,435	$3.79

Forfeited	(29,485)	$3.56
Vested	(13,637)	$3.82
Granted	28,300	$4.24

Outstanding at December 31, 2013	352,613	$3.85

As of December 31, 2013, there was $755,000 of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average remaining vesting period of 2.5 years.

6.       Employee Benefits Plans

Defined Contribution Plan

We maintain a defined contribution plan covering substantially all of our employees and make discretionary matching and profit sharing contributions.  Previously suspended employer contributions to the plan were reinstated in 2012. The total plan cost, including employer contributions, was $488,000 in 2013, $317,000 in 2012 and $84,000 in 2011.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.       Employee Benefits Plans (continued)

Supplemental retirement plan and other postretirement benefits

Benefits under the supplemental retirement ceased to accrue after 1995.  Our postretirement health care benefits were terminated for current employees effective January 1, 2010.  Prior to this termination, we provided health care benefits to eligible retired employees between the ages of 55 and 65 and provide life insurance benefits to eligible retired employees from age 55 until death.

The financial status of the plans at December 31 follows (in thousands):

	Supplemental Plan		Other Benefits
	2013	2012	2013	2012
Change in benefit obligation:
Beginning benefit obligation	$2,207	$2,065	$1,355	$1,400
Interest cost	66	82	31	49
Plan participants’ contributions			76	122
Actuarial (gain) loss	(175)	223	(285)	(66)
Benefits paid	(162)	(163)	(111)	(150)
Ending benefit obligation	$1,936	$2,207	$1,066	$1,355
Change in plan assets:
Beginning fair value of plan assets	-	-	-	-
Employer contributions	162	163	35	28
Plan participants’ contributions			76	122
Benefits paid	(162)	(163)	(111)	(150)
Ending fair value of plan assets	-	-	-	-
Funded status	$(1,936)	$(2,207)	$(1,066)	$(1,355)

Amount recognized in the consolidated balance sheet (in thousands):

	Supplemental Plan		Other Benefits
	2013	2012	2013	2012
Current liabilities	$(158)	$(161)	$(142)	$(184)
Noncurrent liabilities	(1,778)	(2,046)	(924)	(1,171)
Total	$(1,936)	$(2,207)	$(1,066)	$(1,355)

Amount recognized in accumulated other comprehensive income (loss) (in thousands):

	Supplemental Plan		Other Benefits
	2013	2012	2013	2012
Net loss (gain)	$565	$773	$(167)	$118
Prior service cost (credit)	-	-	(246)	(414)
Total	$565	$773	$(413)	$(296)

         STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.       Employee Benefits Plans (continued)

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) (in thousands):

	Supplemental Plan			Other Benefits
	2013	2012	2011	2013	2012	2011
Net periodic benefit cost:
Interest cost	$66	$82	$93	$31	$49	$61
Amortization of net loss	33	21	12	-	11	8
Amortization of prior service cost	-	-	-	(167)	(177)	(177)
Net periodic benefit cost (income)	$99	$103	$105	$(136)	$(117)	$(108)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net (gain) loss	$(175)	$223	$179	$(285)	$(66)	$(143)
Amortization of net (gain) loss	(33)	(21)	(12)	-	(11)	(8)
Amortization of prior service cost	-	-	-	167	177	177
Total recognized in other comprehensive income (loss)	$(208)	$202	$167	$(118)	$100	$26
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(109)	$305	$272	$(254)	$(17)	$(82)

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during 2014 are as follows (in thousands):

	Supplemental Plan	Other Benefits
Net loss (gain)	$23	$(9)
Prior service credit	-	(154)
Total	$23	$(163)

The assumptions used to determine the plan’s financial status and postretirement benefit cost:

	Supplemental Plan			Other Benefits
	2013	2012	2011	2013	2012	2011
Discount rate for funded status	4.00%	3.10%	4.15%	3.50%	2.65%	3.70%
Discount rate for benefit cost	3.10%	4.15%	4.90%	2.65%	3.70%	4.35%
Health care cost assumed trend rate for next year				7.50%	8.00%	8.50%
Rate that the cost trend rate gradually declines to				5.50%	5.50%	5.50%
Year that the rate reaches the rate it is assumed to remain at				2018	2018	2018

An increase or decrease in the assumed health care cost trend rate of one percentage point in each future year would affect the accumulated postretirement benefit obligation at December 31, 2013 by approximately $700 and the annual postretirement benefit cost by approximately $20.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.       Employee Benefits Plans (continued)

Estimated future benefit payments are as follows (in thousands):

	Supplemental Plan	Other Benefits
Estimated net future benefit payments:
2014	$158	$142
2015	156	122
2016	153	112
2017	150	101
2018	147	96
2019 - 2023	683	384

Estimated contributions for 2014	$158	$142

Deferred Compensation

We have a deferred compensation plan, funded with life insurance policies, which permitted certain management employees to defer portions of their compensation and earn a fixed rate of return.  No deferrals have been made since 1991.  The accrued liabilities relating to this plan of $1.1 million at December 31, 2013 and $1.3 million at December 31, 2012 are included in accrued salaries, wages and benefits and other long-term liabilities.  The cash surrender value, net of policy loans ($22.0 million and $19.5 million at December 31, 2013 and 2012, respectively), is included in other assets.  Policy loan interest of $2.7 million, $2.4 million, and $2.2 million was charged to interest expense in 2013, 2012 and 2011, respectively.

7.      Restructuring and Related Charges

In 2012, we made the strategic decision to consolidate our corporate office and High Point showroom into a single multi-purpose facility in High Point, North Carolina.  During the year, we recorded $770,000 in restructuring charges in selling, general and administrative expenses for severance and relocation costs associated with this consolidation.

In 2010, we completed a major restructuring plan that ceased all production at our Stanleytown, Virginia manufacturing facility; however, we continued to use a portion of this facility for warehousing and distribution.  As part of our ongoing evaluation process we concluded only a portion of the leased warehouse space in Stanleytown, Virginia would be required.  Therefore, restructuring charges against future lease obligations of $418,000 and $499,000 were taken in 2012 and 2011, respectively, for the portions of the Stanleytown warehouse facility no longer being utilized. As of December 31, 2013, we are utilizing approximately 50% of the leased facility in Stanleytown, Virginia.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.      Restructuring and Related Charges (continued)

   The following table summarizes restructuring and related expenses for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011

Asset write-down and equipment relocation			$232
Gain on sale of Martinsville facility			(674)
Lease obligation		$418	499
Severance and other termination cost	$770	17	17
Inventory write-down
Other cost		39	342
Total restructuring and related charges	$770	$474	$416

The expenses for 2013 are recorded in the selling, general and administrative expenses in the consolidated statement of operations. The 2012 and 2011 expenses are in cost of sales in the consolidated statement of operations.

Restructuring accrual activity for the years ended December 31, 2013 and 2012 follows (in thousands):

	Severance and other termination costs		Lease Obligations
		Other cost		Total
Accrual January 1, 2012	$57	$50	$499	$606
Charges (credits) to expense	17	(40)	418	395
Cash Payments	(74)	(10)	(185)	(269)
Accrual December 31, 2012	-	-	732	732

Charges (credits) to expense	743	-	-	743
Cash payments	(574)	-	(244)	(818)
Accrual December 31, 2013	$169	$-	$488	$657

8.     Income for Continued Dumping and Subsidy Offset Act (CDSOA)

The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection for imports covered by antidumping duty orders entering the United States through September 30, 2007 to qualified domestic producers. During 2012, we recorded income of $39.3 million, net of related expenses, from CDSOA distributions previously withheld by Customs pending resolution of non-supporting producers’ claims seeking to share in these distributions. Although these claims have not been completely resolved, Customs distributed the holdback to the supporting producers in April 2012.  Based on what we know today, we believe there is only a remote possibility that Customs will seek and be entitled to obtain a return of all or a portion of our share of the distributed funds. We recorded income of $4.0 million in 2011 from CDSOA payments and other related payments, net of legal expenses. No proceeds were received in  2013.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.      Commitments and Contingencies

During 2012, we entered into a lease agreement for a new corporate office and showroom location that will allow for the consolidation of our corporate offices and our High Point Market showroom into a single multi-purpose facility in High Point, North Carolina.  In addition, we entered into a lease agreement to open a new showroom within the Las Vegas Design Center located within the World Market Center Las Vegas in January 2013. During 2013 we leased warehouse and distribution space, showroom and office space and certain technology equipment.  Rental expenses charged to operations were $2.8 million, $2.5 million and $1.8 million in 2013, 2012 and 2011, respectively.

At December 31, 2013, our total capital lease obligation was $581,000 for certain machinery and equipment, of which $139,000 was classified as a short-term liability, with the remaining $442,000 classified as a long-term liability. The asset carries a gross value of $973,000, with accumulated depreciation of $230,000.

At December 31, 2013, the future minimum lease payments for our current capital and operating leases were as follows (in thousands):

	Capital	Operating	Total
2014	$147	$1,530	$1,677
2015	147	1,657	1,804
2016	147	1,213	1,360
2017	147	812	959
2018	12	875	887
Thereafter	-	2,788	2,788
Total minimum lease payments	600	8,875	9,475
Less amount representing interest	19	-	19
Present value of total minimum lease payments	$581	$8,875	$9,456

During 2011 we entered into an agreement for the issuance of letters of credit to cover estimated exposures, most notably with workman’s compensation claims.This agreement requires us to maintain a compensating balance with the issuer for the amounts outstanding. We currently have letters of credit outstanding in the amount of $1.7 million. The compensating balance amount is reflected as restricted cash on the balance sheet.

In the normal course of business, we are involved in claims and lawsuits, none of which currently, in management’s opinion, will have a material adverse affect on our Consolidated Financial Statements.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.     Quarterly Results of Operations (Unaudited)

(in thousands, except per share data)
2013 Quarters:	First	Second	Third	Fourth
Net Sales	$26,052	$24,166	$23,982	$22,744
Gross profit	3,385	2,180	2,779	1,430
Net (loss)	(2,094)(1)	(3,529)(1)	(2,470)(1)	(4,544)(1)
Net (loss) per share:
Basic	$(.15)	$(.25)	$(.17)	$(.32)
Diluted	(.15)	(.25)	(.17)	(.32)

2012 Quarters:	First	Second	Third	Fourth
Net Sales	$26,781	$24,428	$23,977	$23,384
Gross profit	3,597	3,078	3,345	2,182
Net (loss) income	(1,563)	36,860(2)(3)	(1,904)(3)	(3,008)(3)
Net (loss) income per share:
Basic	$(.11)	$2.57	$(.13)	$(.21)
Diluted	(.11)	2.54	(.13)	(.21)

(1)    Includes restructuring charges for the consolidation of corporate offices and High Point showroom into a single multi-purpose facility.  The 2013 impact were charges of $260,000, $262,000, $10,000 and $238,000 in the first quarter, second quarter, third quarter and fourth quarter, respectively.

(2)    Includes restructuring and other charges for the consolidation of a warehouse and distribution center and charges for future lease obligation for a portion of the leased facility no longer required.  The 2012 impact was a second quarter charge of $474,000.

(3)    In 2012 Continued Dumping and Subsidy Offset Act totaled income of $39.4 million and $53,000 in the second quarter and the third quarter, respectively, and an expense of $65,000 in the fourth quarter.

STANLEY FURNITURE COMPANY, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For each of the Three Years in the Period Ended December 31, 2013

(in thousands)

	Column A	Column B	Column C	Column D	Column E
			Charged (Credited) to Costs & Expenses
		Balance at Beginning of Period			Balance at End of Period
	Descriptions			Deductions
2013
	Doubtful receivables	$400	$85	$112(a)	$373
	Discounts, returns, and allowances	254	89(b)		343
		$654	$174	$112	$716
	Valuation allowance for deferred tax assets	$3,587	$5,439	-	$9,026

2012
	Doubtful receivables	$700	$(176)	$124(a)	$400
	Discounts, returns, and allowances	351	(97)(b)		254
		$1,051	$(273)	$124	$654
	Valuation allowance for deferred tax assets	$13,824	$(10,237)		$3,587

2011
	Doubtful receivables	$900	$459	$659(a)	$700
	Discounts, returns, and allowances	340	11(b)		351
		$1,240	$470	$659	$1,051
	Valuation allowance for deferred tax assets	$11,598	$2,226	-	$13,824

(a) Uncollectible receivables written-off, net of recoveries.
(b) Represents net increase (decrease) in the reserve.

S-1