Form 10-Q
period 2014-03-29
STANLEY FURNITURE CO INC.
filed 2014-04-30
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

________________________

Form 10-Q

________________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission file number: 0-14938

________________________________

STANLEY FURNITURE COMPANY, INC.

(Exact name of registrant as specified in its charter)

______________________________________

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

Large accelerated filer ( )	Accelerated filer ( )
Non-accelerated filer (X)	Smaller reporting company ( )

 (Do not check if a smaller reporting company)

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ( ) No (X)

As of April 25, 2014, 14,844,689 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 29, 2014	December 31, 2013

ASSETS
Current assets:
Cash	$9,964	$7,218
Restricted cash	1,737	1,737
Short-term investments	5,000	10,000
Accounts receivable, less allowances of $1,205 and $716	12,758	12,002
Inventories:
Finished goods	29,629	30,830
Work-in-process	1,521	832
Raw materials	1,292	2,004
Total inventories	32,442	33,666
Prepaid and other current assets	3,576	3,964
Deferred taxes	572	699
Total current assets	66,049	69,286
Property, plant and equipment, net	19,681	20,144
Other assets	4,722	5,794
Total assets	$90,452	$95,224
LIABILITIES
Current liabilities:
Accounts payable	$7,647	$7,897
Accrued salaries, wages and benefits	2,946	3,350
Other accrued expenses	2,169	1,951
Total current liabilities	12,762	13,198
Deferred income taxes	572	699
Other long-term liabilities	5,699	5,686
Total liabilities	19,033	19,583
STOCKHOLDERS’ EQUITY
Common stock, $.02 par value, 25,000,000 shares authorized, 14,844,689 and 14,520,083 shares issued and outstanding	283	283
Capital in excess of par value	15,955	15,732
Retained earnings	55,374	59,784
Accumulated other comprehensive loss	(193)	(158)
Total stockholders’ equity	71,419	75,641
Total liabilities and stockholders’ equity	$90,452	$95,224

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013

Net sales	$21,891	$26,052
Cost of sales	20,498	22,667
Gross profit	1,393	3,385
Selling, general and administrative expenses	5,418	4,857
Operating loss	(4,025)	(1,472)

Other income, net	331	2
Interest income	6	21
Interest expense	732	652
Loss before income taxes	(4,420)	(2,101)
Income tax benefit	(10)	(7)
Net loss	$(4,410)	$(2,094)
Loss per share:
Basic	$(.31)	$(.15)
Diluted	$(.31)	$(.15)
Weighted average shares outstanding:
Basic	14,163	14,162
Diluted	14,163	14,162

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013

Net loss	$(4,410)	$(2,094)
Other comprehensive loss:
Amortization of prior service cost	38	41
Amortization of actuarial loss	(3)	(8)
Adjustments to net periodic benefit cost	35	33
Comprehensive loss	$(4,445)	$(2,127)

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013

Cash flows from operating activities:
Cash received from customers	$20,724	$23,960
Cash paid to suppliers and employees	(22,853)	(30,909)
Interest received, net	3	18
Income taxes paid, net	-	(96)
Net cash used by operating activities	(2,126)	(7,027)
Cash flows from investing activities:
Sale of short-term securities	5,000	5,000
Capital expenditures	(51)	(1,151)
Purchase of other assets	(44)	(761)
Net cash provided by investing activities	4,905	3,088
Cash flows from financing activities:
Purchase and retirement of common stock	-	(353)
Capital lease payments	(33)	(33)
Net cash used by financing activities	(33)	(386)
Net increase (decrease) in cash	2,746	(4,325)
Cash at beginning of period	7,218	10,930
Cash at end of period	$9,964	$6,605

Reconciliation of net loss to net cash used by operating activities:

Net loss	$(4,410)	$(2,094)
Depreciation and amortization	601	448
Stock-based compensation	223	247
Other, net	233	-
Changes in assets and liabilities:
Accounts receivable	(756)	(2,043)
Inventories	1,224	(287)
Prepaid expenses and other current assets	419	(88)
Accounts payable	(214)	(2,962)
Accrued salaries, wages and benefits	(452)	(721)
Other accrued expenses	231	(79)
Other assets	729	649
Other long-term liabilities	46	(97)
Net cash used by operating activities	$(2,126)	$(7,027)

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

2.         Property, Plant and Equipment

	March 29, 2014	December 31, 2013

Land and buildings	$13,893	$13,893
Machinery and equipment	27,567	27,549
Office furniture and equipment	1,902	1,902
Construction in process	14	16
Property, plant and equipment, at cost	43,376	43,360
Less accumulated depreciation	23,695	23,216
Property, plant and equipment, net	$19,681	$20,144

3.         Income taxes

During the three months of 2014, we recorded a non-cash charge to our valuation allowance of $1.9 million increasing our valuation allowance against deferred tax assets to $10.9 million at March 29, 2014.  The primary assets covered by this valuation allowance are net operating loss carry forwards. The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Our results over the most recent three-year period were heavily affected by our business restructuring activities. Our cumulative loss in the most recent three-year period, in our view, represented sufficient negative evidence to require a valuation allowance under the provisions of ASC 740, Income Taxes. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Although realization is not assured, we have concluded that the remaining net deferred tax asset in the amount of $572 will be realized based on the reversal of existing deferred tax liabilities. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities. Should we determine that we will not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made. The income tax benefit recognized during the three month periods was primarily generated due to the releasing of reserves due to lapse of statute of limitations.

The major reconciling items between our effective income tax rate and the federal statutory rate are the increase in our valuation allowance and the cash surrender value on life insurance policies.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.         Employee Benefits Plans

Components of other postretirement benefit cost:

	Three Months Ended
	March 29, 2014	March 30, 2013

Interest cost	$27	$25
Amortization of prior service benefit	(38)	(41)
Amortization of accumulated loss	3	8
Net periodic postretirement benefit income	$(8)	$(8)

5.         Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data:

	Three Months Ended
	March 29, 2014	March 30, 2013

Weighted average shares outstanding for basic calculation	14,163	14,162
Add: Effect of dilutive stock options
Weighted average shares outstanding, adjusted for diluted calculation	14,163	14,162

In the 2014 and 2013 first quarter periods, the dilutive effect of stock options is not recognized since we have a net loss. Approximately 1.8 million shares in 2014 and 2.1 million shares in 2013 are issuable upon the exercise of stock options, which were not included in the diluted per share calculation because they were anti-dilutive. Also, 677,000 shares in 2014 and 367,000 shares in 2013 of restricted stock were not included because they were anti-dilutive.

A reconciliation of the activity in Stockholders’ Equity accounts for the quarter ended March 29, 2014 is as follows:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss
Balance, December 31, 2013	$283	$15,732	$59,784	$(158)
Net loss			(4,410)
Stock-based compensation		223
Adjustment to net periodic benefit cost				(35)
Balance, March 29,2014	$283	$15,955	$55,374	$(193)

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    Restructuring and Related Charges

            In 2011, we evaluated our overall warehousing and distribution requirements for our Stanley Furniture product line and concluded only a portion of the leased warehouse space in Stanleytown, Virginia would be required.  As a result, we took charges for future lease obligations in 2011 and in 2012 for the portions of the Stanleytown warehouse facility no longer used.

            In 2012, we made the strategic decision to consolidate our corporate office and High Point showroom into a single multi-purpose facility in High Point, North Carolina.  During 2013, we recorded $770,000 in restructuring charges in selling, general and administrative expenses for severance and relocation costs associated with this move and consolidation, with $260,000 of that total recorded in the first quarter.

Restructuring accrual activity for the three months ending March 29, 2014 was as follows:

	Lease Obligations	Severance and other termination costs	Total
Accrual at January 1, 2014	$488	$169	$657
Charges to expense
Cash payments	(61)	(104)	(165)
Accrual at March 29, 2014	$427	$65	$492

Restructuring accrual activity for the three months ending March 30, 2013 was as follows:

	Lease Obligations	Severance and other termination costs	Total
Accrual at January 1, 2013	$732		$732
Charges to expense		$260	260
Cash payments	(61)	(54)	(115)
Accrual at March 30, 2013	$671	$206	$877

The restructuring accrual is classified as “Other accrued expenses”.

7.    Subsequent Event

            Subsequent to the first quarter of 2014, we concluded that revenue on our Young America product line remained below the level needed to reach profitability and that the time frame needed to assure sustainable profitability was longer than we felt was economically justified.  Therefore, we made the decision to cease manufacturing operations at our Robbinsville, North Carolina facility.  Restructuring related charges were $1.2 million in the first quarter with approximately half in cost of goods sold and the other half in selling, general and administrative expenses.  These non-cash charges were to properly value inventory, accounts receivable and other assets based on this decision.  During the second quarter we expect further restructuring and related charges as we cease production in Robbinsville, North Carolina, communicate termination dates for employees and recognize any further asset impairments.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

           Over the last several years we took a number of strategic steps to reposition our company and to align our cost structure and operating models in response to lower sales volume and the changing marketplace. Major restructuring action was taken to consolidate facilities and ultimately reduce our domestic manufacturing footprint. At the same time, we shifted our operating strategy so we could respond to the demands of a changing marketplace and position our company for growth. For our Young America product line, we implemented a strategy to differentiate us in the marketplace by ensuring safety, quality, selection and service.  This led us to shift the production of imported Young America items from overseas to our domestic operation in Robbinsville, North Carolina. After significant investment into upgrading both our manufacturing capabilities and our Young America product line, revenue remained below the level needed to reach profitability and we concluded subsequent to the first quarter of 2014 that the time frame needed to assure sustainable profitability was longer than we felt was economically justified. Therefore, we made the decision to cease manufacturing operations at our Robbinsville, North Carolina facility.  Restructuring charges related to this decision were $1.2 million in the first quarter with approximately half in cost of goods sold and the other half in selling, general and administrative expenses. These non-cash charges were to properly value inventory, accounts receivable and other assets based on this decision. During the second quarter of this year we expect further restructuring and related charges as we cease production in Robbinsville, communicate termination dates for employees and recognize any further asset impairments.  We expect cash restructuring charges mostly consisting of severance and other termination costs to occur mostly in the third quarter and range from $500,000 to $900,000.  We expect to generate $1.0 million to $2.0 million in cash after shipping remaining backlog, selling off remaining inventory, paying for severance and other costs relating to termination and final production of the Young America product line.  This cash generation is excluding any proceeds that may be received for the disposition of property, plant and equipment.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Income:

	Three Months Ended
	March 29, 2014	March 30, 2013

Net sales	100.0%	100.0%
Cost of sales	93.6	87.0
Gross profit	6.4	13.0
Selling, general and administrative expenses	24.8	18.6
Operating loss	(18.4)	(5.6)
Other income, net	1.5	-
Interest expense, net	3.3	2.4
Loss before income taxes	(20.2)	(8.0)
Income tax (benefit)	-	-
Net loss	(20.2)%	(8.0)%

Net sales decreased $4.2 million, or 16.0%, for the three month period ended March 29, 2014, from the comparable 2013 period, which was our strongest quarter in 2013. The decrease was due primarily to lower unit volume, predominately from the Young America product line.

Gross profit for the first three months of 2014 decreased to $1.4 million, or 6.4% of net sales, from $3.4 million, or 13.0% of net sales, for the comparable three months of 2013.  The reduction in gross profit was driven mostly by lower sales volumes hindering absorption of fixed operational costs and higher raw material inflation.  Also included in the current quarter were restructuring charges of $590,000 for inventory write-down on the Young America product line.

Selling, general and administrative expenses increased to $5.4 million, or 24.8% of net sales, for the three month period of 2014 from $4.9 million, or 18.6% of net sales, for the comparable three month period of 2013. The current year expenses include a $588,000 restructuring charge for accounts receivable valuation and other asset write-offs related to the Young America product line.  In the prior quarter, expenses included $260,000 restructuring charge associated with consolidating our corporate offices and High Point showroom into a single multi-purpose facility in High Point, North Carolina. Excluding these one-time costs, our expenses were up $233,000 to the prior year quarter due primarily to increased software amortization expense and marketing costs.

As a result, operating loss, including the restructuring charge, as a percentage of net sales was 18.4% for the three-month period of 2014 compared to a loss of 5.6% for the comparable 2013 period.

The increase in other income is for the reversal of tariff accruals on imported bedroom furniture that U.S. Customs liquidated during the current quarter without assessing any additional liability.

Net interest expense for the three month period of 2014 increased $95,000 from the comparable 2013 period.  Interest expense is primarily composed of interest on insurance policy loans from a legacy deferred compensation plan.

Our effective tax rate is essentially zero since we have established a full valuation allowance for our deferred tax assets in excess of our deferred tax liabilities. The benefit in both years was primarily the release of reserves due to lapse of statute of limitations.

Financial Condition, Liquidity and Capital Resources

            Sources of liquidity include cash on hand and cash generated from operations. While we believe that our business strategy and restructuring efforts will be successful, we cannot predict with certainty the ultimate impact on our revenues, operating costs and cash flow from operations. We expect cash on hand to be adequate for ongoing operational and capital expenditures for the foreseeable future.  At March 29, 2014 we had $10.0 million in cash, $1.7 million in restricted cash and $5.0 million of short-term investments.

Working capital, excluding cash, restricted cash and short-term investments, decreased to $36.6 million at March 29, 2014 from $37.1 million on December 31, 2013. The decrease was primarily the result of decreases in inventory partially offset by an increase in accounts receivable.

Cash used by operations was $2.1 million in the current quarter of 2014 compared to $7.0 million in the comparable prior year quarter. The decrease in cash used by operations in 2014 was primarily related to a decrease in cash paid to suppliers for finished goods that support our import business due to timing of receipts of imported product.  In addition, our spending for raw materials and payments to employees were lower at our domestic operations due to reduced domestic production levels.  Partially offsetting these decreases was a reduction in cash receipts from customers due to the lower sales volume.

Net cash provided by investing activities was $4.9 million in the current quarter of 2014 compared to $3.1 million in the comparable prior year quarter. During the first quarter of 2014, the net cash provided was the result of the maturity of a short-term investment of $5.0 million.   In the prior year quarter, we invested $750,000 in capital expenditures for the consolidation of our corporate offices and High Point showroom and $400,000 in final equipment purchases as part of the modernization of our Young America manufacturing operation in Robbinsville, North Carolina.  We spent $760,000 as part of our continued investment in improved information systems.  Offsetting these uses of cash in the 2013 period was the maturity of a short-term investment of $5.0 million.  With the announcement of our ceasing manufacturing in our Robbinsville, NC facility, our capital expenditure requirements will be minimal for the remainder of 2014.

Net cash used by financing activities was $33,000 in the first quarter of 2014 compared to $386,000 in the comparable prior year quarter.  In both the current and prior year quarter, $33,000 was used to fund capital lease obligations.  In the prior year quarter, approximately $353,000 was used to purchase and retire 78,988 shares of our common stock.

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

On March 5, 2012, the Federal Circuit denied the motions for injunction, “without prejudicing the ultimate disposition of these cases.”  As a result, we received a CDSOA distribution of $39.9 million in April 2012. On August 19, 2013, the Federal Circuit issued a decision affirming the dismissal of the claims of two of the four Non-Supporting Producers. On January 3, 2014, the Federal Circuit denied those Non-Supporting Producers’ petitions for rehearing en banc. Those Non-Supporting Producers have received an extension until May 2, 2014 to file a petition for a writ of certiorari with the U.S. Supreme Court.  If the Supreme Court were to accept such petitions for certiorari review and thereafter to reverse the decisions of the Federal Circuit  and determine that the Non-Supporting Producers were entitled to CDSOA distributions, it is possible that Customs may seek to have us return all or a portion of our company’s share of that distribution.  Based on what we know today, we believe that the chance Customs will seek and be entitled to obtain a return of our CDSOA distribution is remote.

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

In November 2012, Customs disclosed that it withheld $3.0 million in funds related to the antidumping duty order on wooden bedroom furniture from China that was otherwise available for distribution in 2012 until the amounts at issue in the pending litigation have been resolved.  In December 2013, Customs disclosed that it withheld another $6.4 million in funds related to the antidumping duty order on wooden bedroom furniture from China that was otherwise available for distribution in 2013 until the amounts at issue in the pending litigation have been resolved. It is expected that Customs will continue withholding such funds until a final decision is reached in the pending litigation. Therefore, no distributions were made in December 2012 or in December 2013 for the case involving wooden bedroom furniture from China. Assuming our historic allocation of approximately 30%, the portion of these undistributed funds that may be allocated to us is approximately $2.8 million.

Due to the uncertainty of the various legal and administrative processes, we cannot provide assurances as to the amount of additional CDSOA funds that ultimately will be received, if any, and we cannot predict when we may receive any additional CDSOA funds.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2013 Annual Report on Form 10-K.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” “could”, or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Such risks and uncertainties include our ability to control costs in connection with ceasing production at our Robbinsville, NC facility, our ability to collect receivables from Young America customers whose businesses are negatively impacted by the cease of Young America production, our ability to manage relations with Stanley Furniture customers who have also been Young America customers, disruptions in foreign sourcing including those arising from supply or distribution disruptions or those arising from changes in political, economic and social conditions, as well as laws and regulations, in countries from which we source products, international trade policies of the United States and countries from which we source products, lower sales due to worsening of current economic conditions, the cyclical nature of the furniture industry, business failures or loss of large customers, the inability to raise prices in response to inflation and increasing costs, failure to anticipate or respond to changes in consumer tastes and fashions in a timely manner, competition in the furniture industry, environmental, health, and safety compliance costs, failure or interruption of our information technology infrastructure, and the possibility that U.S. Customs Border Protection may seek to reclaim all or a portion of the $39.9 million of Continued Dumping and Subsidy Offset Act (CDSOA) proceeds received in the second quarter of 2012.  Any forward looking statement speaks only as of the date of this news release and we undertake no obligation to update or revise any forward looking statements, whether as a result of new developments or otherwise.

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

ITEM 4.  Controls and Procedures

(a)        Evaluation of disclosure controls and procedures.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 29, 2014, the end of the period covered by this quarterly report.

(b)        Changes in internal controls over financial reporting.  As identified in our 2013 Annual Report on Form 10-K, a material weakness in internal control over financial reporting was identified as we did not design and maintain effective controls over access of key accounting personnel to initiate, modify and record transactions and standing data in our financial systems that impact key accounts and disclosures. Specifically, some key accounting personnel had this access, including the ability to both prepare and post manual journal entries without an independent review by someone without this access. By February 10, 2014, the access of key accounting personnel to initiate, modify and record transactions and standing data was limited to only those areas specific to job function, those with responsibility to independently review manual journal entries no longer had the ability to prepare and post such entries.  The access listings for all key accounting personnel were reviewed and approved and access was adjusted accordingly.  These changes made during the three months ended March 29, 2014 materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  These controls have been tested and we found them to be effective as key accounting personnel access was deemed appropriate after that date.  Therefore, we have concluded the material weakness has been remediated as of March 29, 2014.

Part II. OTHER INFORMATION

Item 1A.           Risk Factors

The following description of risk factors includes material changes to, and supersedes, the description of risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ending December 31, 2013.

Our results of operations and financial condition can be adversely affected by numerous risks.  You should carefully consider the risk factors detailed below in conjunction with the other information contained in this document.  Should any of these risks actually materialize, our business, financial condition and future prospects could be negatively impacted.

As a result of our decision to cease production of our Young America product line:

•         Our ability to control costs as we cease production in our Robbinsville facility and to realize value on the disposal of fixed assets could adversely affect earnings and liquidity.

•         We may not be able to collect receivables from customers whose businesses are negatively impacted by the cease of Young America production.

•         The Stanley product line market share could be negatively impacted by this decision due to shared resources and shared customer base.

 As a result of our reliance on foreign sourcing for our Stanley Furniture product line:

•         Our ability to service customers could be adversely affected and result in lower sales, earnings and liquidity.

Our supply of goods could be interrupted for a variety of reasons. Physical damage from a natural disaster, fire or other cause to any one of our sourcing partners’ factories could interrupt production for an extended period of time. Our sourcing partners may not supply goods that meet our manufacturing, quality or safety specifications, in a timely manner and at an acceptable price. We may reject goods that do not meet our specifications, requiring us to find alternative sourcing arrangements at a higher cost, or possibly forcing us to discontinue the product.  Also, delivery of goods from our foreign sourcing partners may be delayed for reasons not typically encountered with domestic manufacturing or sourcing, such as shipment delays caused by customs or labor issues.

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

Future market and competitive pressures may prohibit us from successfully raising prices to offset increased costs of finished goods, freight and other inflationary items. This could lower our earnings.

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows, (v) the notes to the consolidated financial statements, and (vi) document and entity information.(1)

(1)           Filed herewith

SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2014	STANLEY FURNITURE COMPANY, INC.
	By:	/s/ Micah S. Goldstein
Micah S. Goldstein
Chief Financial Officer
(Principal Financial and Accounting Officer)