Form 10-Q
period 2014-06-28
STANLEY FURNITURE CO INC.
filed 2014-07-14
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

or

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

Large accelerated filer ( )	Accelerated filer ( )
Non-accelerated filer ( )	Smaller reporting company (X)
(Do not check if a smaller reporting company)

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ( ) No (x)

As of July 11, 2014, 14,887,854 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 28, 2014 (unaudited)	December 31, 2013

ASSETS
Current assets:
Cash	$11,894	$7,218
Restricted cash	1,190	1,737
Short-term investments	-	10,000
Accounts receivable, less allowances of $1,239 and $716	12,432	12,002
Inventories:
Finished goods	26,541	30,830
Work-in-process	899	832
Raw materials	207	2,004
Total inventories	27,647	33,666

Prepaid and other current assets	3,612	3,964
Deferred taxes	44	699
Total current assets	56,819	69,286

Property, plant and equipment, net	7,843	20,144
Other assets	5,317	5,794
Total assets	$69,979	$95,224

LIABILITIES
Current liabilities:
Accounts payable	$5,212	$7,897
Accrued salaries, wages and benefits	4,067	3,350
Other accrued expenses	2,543	1,951
Total current liabilities	11,822	13,198

Deferred income taxes	44	699
Other long-term liabilities	5,556	5,686
Total liabilities	17,422	19,583

STOCKHOLDERS’ EQUITY
Common stock, $.02 par value, 25,000,000 shares authorized,14,887,854 and 14,520,083 shares issued and outstanding	283	283
Capital in excess of par value	16,187	15,732
Retained earnings	36,314	59,784
Accumulated other comprehensive loss	(227)	(158)
Total stockholders’ equity	52,557	75,641
Total liabilities and stockholders’ equity	$69,979	$95,224

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended

	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net sales	$24,038	$24,166	$45,929	$50,218
Cost of sales	36,064	21,986	56,562	44,653
Gross (loss) profit	(12,026)	2,180	(10,633)	5,565
Selling, general, and administrative expenses	6,295	5,108	11,713	9,965
Operating loss	(18,321)	(2,928)	(22,346)	(4,400)

Other (expense) income, net	(19)	16	312	18
Interest expense, net	731	626	1,457	1,257
Loss before taxes	(19,071)	(3,538)	(23,491)	(5,639)
Income tax benefit	(11)	(9)	(21)	(16)
Net loss	$(19,060)	$(3,529)	$(23,470)	$(5,623)
Loss per share:
Basic	$(1.35)	$(.25)	$(1.66)	$(.40)
Diluted	$(1.35)	$(.25)	$(1.66)	$(.40)
Weighted average shares outstanding:
Basic	14,167	14,127	14,165	14,148
Diluted	14,167	14,127	14,165	14,148

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net loss	$(19,060)	$(3,529)	$(23,470)	$(5,623)
Other comprehensive loss:
Amortization of prior service cost	38	42	76	84
Amortization of actuarial loss	(4)	(8)	(7)	(17)
Adjustments to net periodic benefit cost	34	34	69	67
Comprehensive loss	$(19,094)	$(3,563)	$(23,539)	$(5,690)

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 28, 2014	June 29, 2013

Cash flows from operating activities:
Cash received from customers	$45,537	$47,430
Cash paid to suppliers and employees	(51,066)	(55,712)
Interest paid, net	(2,882)	(2,378)
Income taxes paid, net	-	(124)
Net cash used by operating activities	(8,411)	(10,784)
Cash flows from investing activities:
Sale of short-term securities	10,000	15,000
Decrease in restricted cash	547	-
Capital expenditures	(51)	(2,715)
Purchase of other assets	(44)	(1,670)
Net cash provided by investing activities	10,452	10,615
Cash flows from financing activities:
Purchase and retirement of common stock	-	(358)
Proceeds from insurance policy loans	2,701	2,416
Proceeds from exercise of stock options	-	25
Capital lease payments	(66)	(66)
Net cash provided by financing activities	2,635	2,017
Net increase in cash	4,676	1,848
Cash at beginning of period	7,218	10,930
Cash at end of period	$11,894	$12,778

Reconciliation of net loss to net cash used by operating activities:

Net loss	$(23,470)	$(5,623)
Depreciation and amortization	12,547	991
Stock-based compensation	455	450
Write-off of other assets	1,810	-
Changes in assets and liabilities:
Accounts receivable	(429)	(2,716)
Inventories	6,018	3,320
Prepaid expenses and other current assets	(2,444)	(2,938)
Accounts payable	(2,649)	(3,738)
Accrued salaries, wages and benefits	644	1,139
Other accrued expenses	596	(209)
Other assets	(1,425)	(1,272)
Other long-term liabilities	(64)	(188)
Net cash used by operating activities	$(8,411)	$(10,784)

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

2.         Property, Plant and Equipment

	June 28, 2014 (unaudited)	December 31, 2013

Land and buildings	$13,893	$13,893
Machinery and equipment	27,567	27,549
Office furniture and equipment	1,902	1,902
Construction in process	14	16
Property, plant and equipment, at cost	43,376	43,360
Less accumulated depreciation	35,533	23,216
Property, plant and equipment, net	$7,843	$20,144

3.         Income taxes

During the first six months of 2014, we recorded a non-cash charge to our valuation allowance of $9.6 million, increasing our valuation allowance against deferred tax assets to $18.6 million at June 28, 2014. The primary assets covered by this valuation allowance are net operating losses. The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance.  Our results over the most recent three-year period were heavily affected by our business restructuring activities. Our cumulative operating loss in the most recent three-year period, in our view, represented sufficient negative evidence to require a valuation allowance under the provisions of ASC 740, Income Taxes. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Although realization is not assured, we have concluded that the remaining net deferred tax asset in the amount of $44 will be realized based on the reversal of existing deferred tax liabilities. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities. Should we determine that we will not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

The major reconciling items between our effective income tax rate and the federal statutory rate are the changes in our valuation allowance and the cash surrender value on life insurance policies.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

4.         Employee Benefit Plans

Components of other postretirement benefit cost:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Interest cost	$28	$25	$55	$50
Amortization of prior service benefit	(38)	(42)	(76)	(84)
Amortization of accumulated loss	4	8	7	17
Net periodic postretirement benefit income	$(6)	$(9)	$(14)	$(17)

5.         Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding.  Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share.  Basic and diluted earnings per share are calculated using the following share data:

	Three Months Ended		Six Months Ended

	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Weighted average shares outstanding for basic calculation	14,167	14,127	14,165	14,148
Add: Effect of dilutive stock options	-	-	-	-
Weighted average shares outstanding, adjusted for diluted calculation	14,167	14,127	14,165	14,148

During the three and six month periods ended June 28, 2014 and June 29, 2013, the dilutive effect of outstanding stock options is not recognized since we have a net loss for those periods. Approximately 1.8 million shares in the three and six month periods of 2014 were issuable upon the exercise of stock options compared to 2.1 million shares in the three and six month periods of 2013.  Also, 707,000 shares in 2014 and 381,000 shares in 2013 of restricted stock were not included in the diluted calculation because they were anti-dilutive.

A reconciliation of the activity in Stockholders’ Equity accounts for the first half of 2014 is as follows:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss
Balance, December 31, 2013	$283	$15,732	$59,784	$(158)
Net loss	-	-	(23,470)	-
Stock-based compensation	-	455	-	-
Exercise of stock options	-	-	-	-
Adjustment to net periodic benefit cost	-	-	-	(69)
Balance, June 28, 2014	$283	$16,187	$36,314	$(227)

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

6.    Restructuring and Related Charges

            In 2011, we evaluated our overall warehousing and distribution requirements for our Stanley Furniture product line and concluded only a portion of the leased warehouse space in Stanleytown, Virginia would be required.  As a result, we took charges for future lease obligations in 2011 and in 2012 for the portions of the Stanleytown warehouse facility no longer used. During the second quarter of 2014, we completely exited the facility and recorded a charge of $354 for the remaining lease obligation included in cost of goods sold.

            In 2012, we made the strategic decision to consolidate our corporate office and High Point showroom into a single multi-purpose facility in High Point, North Carolina.  During 2013, we recorded $770 in restructuring charges in selling, general and administrative expenses for severance and relocation costs associated with this move and consolidation, with $522 of that total recorded in the first half.

            During the second quarter of 2014, we concluded that revenue on our Young America product line remained below the level needed to reach profitability and that the time frame needed to assure sustainable profitability was longer than we felt was economically justified.  Therefore, we made the decision to cease manufacturing operations at our Robbinsville, North Carolina facility.

Restructuring accrual activity for the six months ending June 28, 2014 was as follows:

	Lease Obligations	Severance and other termination costs- Corporate Office	Severance and other termination costs Robbinsville Closing	Total
Accrual at January 1, 2014	$488	$169	$-	$657
Charges (credits) to expense	354	(39)	254	569
Cash payments	(122)	(116)	(30)	(268)
Accrual at June 28, 2014	$720	$14	$224	$958

Restructuring accrual activity for the six months ending June 29, 2013 was as follows:

	Lease Obligations	Severance and other termination costs	Total

Accrual at January 1, 2013	$732	$-	$732
Charges to expense	-	522	522
Cash payments	(122)	(235)	(357)
Accrual at June 29, 2013	$610	$287	$897

The restructuring accrual is classified as “Other accrued expenses”.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

6.  Restructuring and Related Charges (continued)

The following table summarizes restructuring and related expenses:

	Three Months Ended		Six Months Ended

	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Property, plant and equipment	$11,793	$-	$11,793	$-
Inventory write-down	1,664	-	2,254	-
System and website write-down	1,578	-	1,810	-
Allowances for floor samples	495	-	495	-
Lease obligation	354	-	354	-
Severance and other termination costs	254	262	254	522
Other costs	106	-	461	-
Total restructuring and related charges	$16,244	$262	$17,421	$522

            The above restructuring and related expenses are classified in the statement of operations as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Net sales	$495	$-	$495	$-
Cost of sales	14,105	-	14,696	-
Selling, general and administrative expenses	1,644	262	2,230	522
Total restructuring and related charges	$16,244	$262	$17,421	$522

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

           We took a number of strategic steps over the last several years to reposition our company and to align our cost structure and operating models in response to lower sales volume and the changing marketplace. Major restructuring action was taken to consolidate facilities and ultimately reduce our domestic manufacturing footprint. At the same time, we shifted our operating strategy so we could respond to the demands of a changing marketplace and position our company for growth. For our Young America product line, we implemented a strategy to differentiate us in the marketplace by ensuring safety, quality, selection and service.  This led us to shift the production of imported Young America items to our domestic operation in Robbinsville, North Carolina. After significant investment into upgrading both our manufacturing capabilities and our Young America product line, revenue remained below the level needed to reach profitability and we concluded during the second quarter of 2014 that the time frame needed to assure sustainable profitability was longer than we felt was economically justified. Therefore, we made the decision to cease manufacturing operations in the coming months at our Robbinsville, North Carolina facility. structuring charges related to this decision were $17.4 million in the first six months, with $16.2 million recorded during the second quarter. The vast majority of these costs were non-cash charges to properly value plant and equipment, information systems, inventory and accounts receivable.

During the third quarter of this year we expect further restructuring and related charges for severance and other termination costs that we project to be less than $500,000. Cash restructuring charges will primarily consist of severance and other termination costs and will occur mostly in the third quarter and range from $300,000 to $500,000. We expect to generate $3.5 million to $4.5 million in cash after shipping the remaining Young America backlog, selling off the remaining Young America inventory, paying for severance and other costs relating to termination and final production of the Young America product line. This cash generation excludes any proceeds that may be received for the disposition of property, plant and equipment. Further non-cash restructuring charges will be required if proceeds differ from the current book value of these assets. We anticipate receiving the majority of proceeds for the disposition of property, plant and equipment during the third quarter after we cease final manufacturing activities.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	150.0	91.0	123.2	88.9
Gross (loss) profit	(50.0)	9.0	(23.2)	11.1
Selling, general and administrative expenses	26.2	21.1	25.5	19.8
Operating loss	(76.2)	(12.1)	(48.7)	(8.7)
Other (expense) income, net	(.1)	.1	.7	-
Interest expense, net	3.0	2.6	3.2	2.5
Loss before income taxes	(79.3)	(14.6)	(51.2)	(11.2)
Income tax (benefit)	-	-	(.1)	-
Net loss	(79.3)%	(14.6)%	(51.1)%	(11.2)%

Net sales for the three month period ended June 28, 2014 decreased $128,000, or 0.5%, from the comparable 2013 period. This slight decline was driven by a decrease in shipments of our Young America product line as we stopped taking new orders on April 29, 2014 for product requiring additional production, and used discounting to assist customers in selling off floor samples and inventory. This decline was largely offset by a 10.9% increase in shipments on our Stanley Furniture product line driven by higher unit volume and, to a lesser extent, higher average selling prices. For the six month period ended June 28, 2014, net sales decreased $4.3 million, or 8.5% from the comparable 2013 six month period. The decrease was entirely driven by lower unit volume and discounting on the Young America product line.

Gross loss for the current three month period was $12.0 million, or 50.0% of net sales compared to a gross profit of $2.2 million, or 9.0% of net sales, in the prior year three month period. Gross loss for the first half of 2014 was $10.6 million, or 23.2% of net sales compared to a gross profit of $5.6 million, or 11.1% of net sales, for the prior year six month period. The current year three and six month periods include restructuring related charges of $14.6 million and $15.2 million, respectively, associated with our decision to cease manufacturing operations in our Robbinsville, North Carolina facility. After adjusting for the restructuring charges, the current three month period benefited from higher sales on the Stanley product brand and lower operating expenditures as we exited the Young America product line. In addition to the restructuring charges, the current six month period was also negatively impacted by lower sales volumes on the Young America product line hindering absorption of fixed operational costs and higher raw material inflation.

Selling, general and administrative expenses for the three and six month periods of 2014 as a percentage of net sales were 26.2% and 25.5%, respectively, compared to 21.1% and 19.8% for the comparable 2013 periods. The higher percentage in the current three and six month periods is primarily the result of restructuring charges associated with exiting the Young America product line and consisted of system and website development write-offs and higher bad debts. The 2014 six month percentage was also negatively impacted by lower sales.  Selling, general and administrative expenses for the three and six month periods increased $1.2 million and $1.7 million, respectively, compared to the 2013 periods. Restructuring charges associated with the exiting of the Young America product line were $1.6 million for the three month period and $2.2 million in the six month period.  The prior year expenses include restructuring charges associated with consolidating the corporate offices of $262,000 for the three month period and $522,000 for the six month period ended June 29, 2013. Excluding these costs, lower expenditures in the current three month period were driven by the elimination of marketing and advertising costs for the Young America brand. The current six month period was essentially flat to the comparable six month period of 2013 after excluding these costs.
10

As a result, operating loss as a percentage of net sales was 76.2% and 48.7% for the three and six month periods of 2014 compared to 12.1% and 8.7% for the comparable 2013 periods.

Net interest expense for the three month period of 2014 increased $105,000 from the comparable 2013 period and $200,000 for the six month period.  Interest expense is primarily composed of interest on insurance policy loans from a legacy deferred compensation plan, which increases annually based on growth in cash surrender value.

Our effective tax rate for the current three and six months is essentially zero since we have established a valuation allowance for our deferred tax assets in excess of our deferred tax liabilities, accordingly no current year benefit was recorded for the current period losses. The benefit in both years was primarily the release of reserves due to lapse of statute of limitations.

Financial Condition, Liquidity and Capital Resources

            Sources of liquidity include cash on hand and cash generated from operations. While we believe that our business strategy and restructuring efforts will be successful, we cannot predict with certainty the ultimate impact on our revenues, operating costs and cash flow from operations.  We expect cash on hand to be adequate for ongoing operational and capital expenditures for the foreseeable future.  At June 28, 2014 we had $11.9 million in cash and $1.2 million in restricted cash.

Working capital, excluding cash and restricted cash, decreased to $31.9 million at June 28, 2014 from $37.1 million on December 31, 2013.  The decrease was primarily the result of ceasing production and exiting the Young America product line.

Cash used by operations was $8.4 million in the six month period of 2014 compared to cash used by operations of $10.8 million in the comparable prior year period. The decrease in cash used by operations during the first half of 2014 was due to a decrease in spending for raw materials and payments to employees as we phased-down production of our Young America product line. This decrease in spending was partially offset by lower receipts from customers due to lower sales volumes during the six month period and a higher accounts receivable balance as shipments increased in the latter part of the six month period of 2014.

Net cash provided by investing activities was $10.5 million in the current six month period of 2014 compared to $10.6 million in the comparable prior year quarter. During the six month period of 2014, the net cash provided was the result of $10.0 million of short term investments maturing and the release of $500,000 of restricted cash.  During the six month period of 2013, we invested $2.1 million in capital expenditures for the consolidation of our corporate offices and High Point showroom and $640,000 in equipment purchases for the Young America manufacturing operation. Also in 2013, we spent $1.7 million as part of our continued investment in our Enterprise Resource Planning (ERP) system. Offsetting these uses of cash in 2013 was the maturity of a short term investment of $15.0 million. With the announcement of our ceasing manufacturing in our Robbinsville, NC facility, our capital expenditure requirements will be minimal for the remainder of 2014.

Net cash provided by financing activities was $2.6 million in the current six months of 2014 compared to $2.0 million in the prior year period.  In both years, cash was provided from loans against the cash surrender value of insurance policies.  These proceeds were used to pay interest due on outstanding policy loans which is shown as a use of cash in operating activities. Approximately $358,000 was used in the first six months of 2013 to purchase and retire 80,077 shares of our common stock.

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

On March 5, 2012, the Federal Circuit denied the motions for injunction, “without prejudicing the ultimate disposition of these cases.”  As a result, we received a CDSOA distribution of $39.9 million in April 2012. On August 19, 2013, the Federal Circuit issued a decision affirming the dismissal of the claims of two of the four Non-Supporting Producers. On January 3, 2014, the Federal Circuit denied those Non-Supporting Producers’ petitions for rehearing en banc.  On May 2, 2014, these Non-Supporting Producers filed a petition for writ of certiorari, seeking review by the United States Supreme Court.    If the Supreme Court were to accept this petition for certiorari review and thereafter to reverse the decisions of the Federal Circuit  and determine that the Non-Supporting Producers were entitled to CDSOA distributions, it is possible that Customs may seek to have us return all or a portion of our company’s share of that distribution.  Based on what we know today, we believe that the chance Customs will seek and be entitled to obtain a return of our CDSOA distribution is remote.

In November 2012 and December 2013, Customs disclosed that it withheld $3.0 million and $6.4 million, respectively, in funds related to the antidumping duty order on wooden bedroom furniture from China that was otherwise available for distribution until the amounts at issue in the pending litigation have been resolved.    It is expected that Customs will continue withholding such funds until a final decision is reached in the pending litigation.    Assuming our historic allocation of approximately 30%, the portion of these undistributed funds that may be allocated to us is approximately $2.8 million.

            Recently, Customs also preliminarily disclosed that as of April 30, 2014, an additional $4.3 million of total collected duties was potentially available for distribution in 2014 to eligible domestic manufacturers of wooden bedroom furniture.  Customs noted that the final amounts available for distribution in 2014 could be higher or lower than the preliminary amounts due to liquidations, re-liquidations, protests, or other events affecting entries.  We expect Customs to withhold these funds from distribution if a final decision is not reached in the pending litigation before the end of the fourth quarter of 2014.  Assuming our historic allocation of approximately 30%, the portion of these undistributed funds that may be allocated to us is approximately $1.3 million.

Due to the uncertainty of the various legal and administrative processes, we cannot provide assurances as to the amount of additional CDSOA funds that ultimately will be received, if any, and we cannot predict when we may receive any additional CDSOA funds.

New Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), which updated the guidance in ASC Topic 205,  Presentation of Financial Statements,  and ASC Topic 360,  Property, Plant and Equipment.  The amendments in ASU 2014-08 change the criteria for reporting discontinued operations for all public and nonpublic entities. The amendments also require new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. This guidance will become effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years.  We intend to early adopt and follow such guidance for the expected reporting of the discontinued Young America product line in the third quarter of 2014.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2013 Annual Report on Form 10-K.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” “could”, or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Such risks and uncertainties include disruptions in foreign sourcing including those arising from supply or distribution disruptions or those arising from changes in political, economic and social conditions, as well as laws and regulations, in countries from which we source products, international trade policies of the United States and countries from which we source products, our ability to realize value on the disposal of fixed assets in connection with ceasing production at our Robbinsville, NC facility, our ability to collect receivables from Young America customers whose businesses are negatively impacted by the cease of Young America production, our ability to manage relations with Stanley Furniture customers who have also been Young America customers,  the inability to raise prices in response to inflation and increasing costs, lower sales due to worsening of current economic conditions, the cyclical nature of the furniture industry,  business failures or loss of large customers, , failure to anticipate or respond to changes in consumer tastes, fashions and perceived values in a timely manner, competition in the furniture industry,  environmental, health, and safety  compliance costs, failure or interruption of our information technology infrastructure, and the possibility that U.S. Customs Border Protection may seek to reclaim all or a portion of the $39.9 million of Continued Dumping and Subsidy Offset Act (CDSOA) proceeds received in the second quarter of 2012.  Any forward looking statement speaks only as of the date of this news release and we undertake no obligation to update or revise any forward looking statements, whether as a result of new developments or otherwise.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

None of our foreign sales or purchases is denominated in foreign currency and we do not have any foreign currency hedging transactions.  While our foreign purchases are denominated in U.S. dollars, a relative decline in the value of the U.S. dollar could result in an increase in the cost of our products obtained from offshore sourcing and reduce our earnings or increase our losses, unless we are able to increase our prices for these items to reflect any such increased cost.

ITEM 4.  Controls and Procedures

(a)        Evaluation of disclosure controls and procedures.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 28, 2014, the end of the period covered by this quarterly report.

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

As a result of our decision to cease production of our Young America product line:

•         Our ability to realize value on the disposal of fixed assets could adversely affect earnings and liquidity.

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

Failure to anticipate or respond to changes in consumer tastes, fashions and perceived values in a timely manner could result in a decrease in our sales and earnings.

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

The furniture industry is very competitive and fragmented.  We compete with mostly overseas manufacturers and/or retailers who source products from overseas and/or are vertically integrated.   In addition, some competitors have greater financial resources than we have and often offer extensively advertised, highly promoted products.  As a result, we are continually subject to the risk of losing market share, which may lower our sales and earnings.

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows, (v) the notes to the consolidated financial statements, and (vi) document and entity information.(1)

(1)           Filed herewith

SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2014	STANLEY FURNITURE COMPANY, INC.
	By:	/s/ Micah S. Goldstein
Micah S. Goldstein
Chief Financial Officer
(Principal Financial and Accounting Officer)

