Form 10-Q
period 2014-09-27
STANLEY FURNITURE CO INC.
filed 2014-10-14
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

or

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

As of October 10, 2014, 14,780,322 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 27, 2014	December 31, 2013

ASSETS
Current assets:
Cash	$18,580	$7,218
Restricted cash	1,190	1,737
Short-term investments	-	10,000
Accounts receivable, less allowances of $373 and $270	6,188	5,608
Inventories:
Finished goods	22,273	23,370
Work-in-process	456	249
Raw materials	28	21
Total inventories	22,757	23,640

Assets of discontinued operations	5,222	36,441
Prepaid and other current assets	3,619	3,964
Deferred income taxes	129	699
Total current assets	57,685	89,307

Property, plant and equipment, net	1,797	1,935
Other assets	4,127	3,982
Total assets	$63,609	$95,224

LIABILITIES
Current liabilities:
Accounts payable	$2,668	$5,989
Liabilities of discontinued operations	924	3,003
Accrued salaries, wages and benefits	2,921	3,260
Other accrued expenses	1,678	1,388
Total current liabilities	8,191	13,640

Deferred income taxes	129	699
Other long-term liabilities	4,852	5,244
Total liabilities	13,172	19,583

STOCKHOLDERS’ EQUITY
Common stock, $.02 par value, 25,000,000 shares authorized,14,780,322 and 14,520,083 shares issued and outstanding	283	283
Capital in excess of par value	16,366	15,732
Retained earnings	34,050	59,784
Accumulated other comprehensive loss	(262)	(158)
Total stockholders’ equity	50,437	75,641
Total liabilities and stockholders’ equity	$63,609	$95,224

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended

	Sept. 27, 2014	Sept. 28, 2013	Sept. 27, 2014	Sept. 28, 2013

Net sales	$13,928	$14,661	$44,603	$45,294

Cost of sales	11,012	11,200	35,368	35,247

Gross profit	2,916	3,461	9,235	10,047

Selling, general, and administrative expenses	3,294	3,693	11,757	11,837

Operating loss	(378)	(232)	(2,522)	(1,790)

Other income, net	24	33	336	51
Interest expense, net	802	698	2,259	1,955

Loss from continuing operations before taxes	(1,156)	(897)	(4,445)	(3,694)

Income tax benefit	(10)	(127)	(31)	(143)

Net loss from continuing operations	(1,146)	(770)	(4,414)	(3,551)
Net loss from discontinued operations	(1,118)	(1,700)	(21,320)	(4,542)
Net loss	$(2,264)	$(2,470)	$(25,734)	$(8,093)

Basic loss per share:
Loss from continuing operations	$(.08)	$(.05)	$(.31)	$(.25)
Loss from discontinued operations	(.08)	(.12)	(1.50)	(.32)
Net loss	$(.16)	$(.17)	$(1.81)	$(.57)

Diluted loss per share:
Loss from continuing operations	$(.08)	$(.05)	$(.31)	$(.25)
Loss from discontinued operations	(.08)	(.12)	(1.50)	(.32)
Net loss	$(.16)	$(.17)	$(1.81)	$(.57)

Weighted average shares outstanding:
Basic	14,209	14,136	14,185	14,145
Diluted	14,209	14,136	14,185	14,145

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended

	Sept. 27, 2014	Sept. 28, 2013	Sept. 27, 2014	Sept. 28, 2013

Net loss	$(2,264)	$(2,470)	$(25,734)	$(8,093)
Other comprehensive loss:
Amortization of prior service cost	39	42	115	126
Amortization of actuarial loss	(4)	(8)	(11)	(25)
Adjustments to net periodic benefit cost	35	34	104	101
Comprehensive loss	$(2,299)	$(2,504)	$(25,838)	$(8,194)

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 27, 2014	September 28, 2013

Cash flows from operating activities:
Cash received from customers	$43,454	$42,766
Cash paid to suppliers and employees	(50,232)	(43,982)
Interest paid, net	(2,884)	(2,514)
Income taxes paid, net	-	(156)
Net cash used by operating activities	(9,662)	(3,886)

Cash flows from investing activities:
Sale of short-term securities	10,000	15,000
Decrease in restricted cash	547	-
Capital expenditures	-	(2,232)
Purchase of other assets	(44)	(377)
Net cash provided by investing activities	10,503	12,391

Cash flows from financing activities:
Purchase and retirement of common stock	-	(358)
Proceeds from insurance policy loans	2,701	2,416
Proceeds from exercise of stock options	-	38
Net cash provided by financing activities	2,701	2,096
Cash flows from discontinued operations:
Cash provided (used) by operating activities	3,549	(8,154)
Cash provided (used) by investing activities	4,271	(2,461)
Net cash provided (used) by discontinued operations	7,820	(10,615)
Net increase in cash	11,362	(14)
Cash at beginning of period	7,218	10,930
Cash at end of period	$18,580	$10,916

Reconciliation of net loss to net cash used by operating activities:

Net loss	$(25,734)	$(8,093)
Loss from discontinued operations	21,320	4,542
Depreciation and amortization	427	299
Stock-based compensation	634	661
Changes in assets and liabilities:
Accounts receivable	(580)	(2,543)
Inventories	883	5,328
Prepaid expenses and other current assets	(2,451)	(3,428)
Accounts payable	(3,320)	(195)
Accrued salaries, wages and benefits	(107)	571
Other accrued expenses	283	(104)
Other assets	(625)	(559)
Other long-term liabilities	(392)	(365)
Net cash used by operating activities	$(9,662)	$(3,886)

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

Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted.

2.         Property, Plant and Equipment

	September 27, 2014	December 31, 2013

Machinery and equipment	$3,880	$3,880
Leasehold improvements	1,589	1,589
Property, plant and equipment, at cost	5,469	5,469
Less accumulated depreciation	3,672	3,534
Property, plant and equipment, net	$1,797	$1,935

3.         Income taxes

During the nine months of 2014, we recorded a non-cash charge to our valuation allowance of $10.5 million, increasing our valuation allowance against deferred tax assets to $19.5 million at September 27, 2014. The primary assets covered by this valuation allowance are net operating losses. The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance.  Our results over the most recent three-year period were heavily affected by our business restructuring activities. Our cumulative operating loss in the most recent three-year period, in our view, represented sufficient negative evidence to require a valuation allowance under the provisions of ASC 740, Income Taxes. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Although realization is not assured, we have concluded that the remaining net deferred tax asset in the amount of $129 will be realized based on the reversal of existing deferred tax liabilities. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities. Should we determine that we will not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

The major reconciling items between our effective income tax rate and the federal statutory rate are the changes in our valuation allowance and the cash surrender value on life insurance policies.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share data)

(unaudited)

4.         Employee Benefit Plans

Components of other postretirement benefit cost:

	Three Months Ended		Nine Months Ended

	Sept. 27, 2014	Sept. 28, 2013	Sept. 27, 2014	Sept. 28, 2013

Interest cost	$27	$23	$82	$73
Amortization of prior service benefit	(39)	(42)	(115)	(126)
Amortization of accumulated loss	4	8	11	25
Net periodic postretirement benefit income	$(8)	$(11)	$(22)	$(28)

5.         Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding.  Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share.  Basic and diluted earnings per share are calculated using the following share data:

	Three Months Ended		Nine Months Ended

	Sept. 27, 2014	Sept. 28, 2013	Sept. 27, 2014	Sept. 28, 2013

Weighted average shares outstanding for basic calculation	14,209	14,136	14,185	14,145
Add: Effect of dilutive stock options	-	-	-	-
Weighted average shares outstanding, adjusted for diluted calculation	14,209	14,136	14,185	14,145

During the three and nine month periods ended September 27, 2014 and September 28, 2013, the dilutive effect of outstanding stock options is not recognized since we have a net loss for those periods.  Approximately 1.6 million shares in the three and nine month periods of 2014 were issuable upon the exercise of stock options compared to 2.0 million shares in the three and nine month periods of 2013.  Also, 544,000 shares in 2014 and 373,000 shares in 2013 of restricted stock were not included because they were anti-dilutive.

A reconciliation of the activity in Stockholders’ Equity accounts for the first nine months of 2014 is as follows:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss

Balance, December 31, 2013	$283	$15,732	$59,784	$(158)
Net loss	-	-	(25,734)	-
Stock-based compensation	-	634	-	-
Exercise of stock options	-	-	-	-
Adjustment to net periodic benefit cost	-	-	-	(104)
Balance, September 27, 2014	$283	$16,366	$34,050	$(262)

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share data)

(unaudited)

6.         Restructuring and Related Charges

            In 2011, we evaluated our overall warehousing and distribution requirements for our Stanley Furniture product line and concluded only a portion of the leased warehouse space in Stanleytown, Virginia would be required.  As a result, we took charges for future lease obligations in 2011 and in 2012 for the portions of the Stanleytown warehouse facility no longer used.  During the second quarter of 2014, we completely exited the facility and took a charge of $354 for the remaining lease obligation.

            In 2012, we made the strategic decision to consolidate our corporate office and High Point showroom into a single multi-purpose facility in High Point, North Carolina.  During 2013, we recorded $770 in restructuring charges in selling, general and administrative expenses for severance and relocation costs associated with this move and consolidation, with $532 of that total recorded in the first nine months of the year.

Restructuring accrual activity for the nine months ending September 27, 2014 was as follows:

	Lease Obligations	Severance and other termination costs- Corporate Office	Total

Accrual at January 1, 2014	$488	$169	$657
Charges (credits) to expense	354	(39)	315
Cash payments	(242)	(116)	(358)
Accrual at September 27, 2014	$600	$14	$614

Restructuring accrual activity for the nine months ending September 28, 2013 was as follows:

	Lease Obligations	Severance and other termination costs	Total

Accrual at January 1, 2013	$732	$-	$732
Charges to expense	-	532	532
Cash payments	(183)	(449)	(632)
Accrual at September 28, 2013	$549	$83	$632

The restructuring accrual is classified as “Other accrued expenses”.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share data)

(unaudited)

7.         Discontinued Operations

During the second quarter of 2014, we concluded that revenue on our Young America product line remained below the level needed to reach profitability and that the time frame needed to assure sustainable profitability was longer than we felt was economically justified.  Therefore, we made the decision to cease manufacturing operations at our Robbinsville, North Carolina facility and sell the related assets of this facility.  Manufacturing operations were ceased in the third quarter of 2014 and as a result this product line was reflected as a discontinued operation pursuant to the provisions of Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08) for all periods presented.

Loss from discontinued operations, net of taxes, comprised the following:

	Three Months Ended		Nine Months Ended

	Sept. 27, 2014	Sept.28, 2013	Sept. 27, 2014	Sept. 28, 2013

Net sales	$3,510	$9,326	$19,263	$28,909
Cost of sales	4,295	10,005	36,748	30,611
Selling, general and administrative expenses	333	1,021	3,835	2,840
Loss from discontinued operations before income taxes	(1,118)	(1,700)	(21,320)	(4,542)
Income taxes	-	-	-	-
Loss from discontinued operations, net of income taxes	$(1,118)	$(1,700)	$(21,320)	$(4,542)

Loss from discontinued operations includes accelerated depreciation and amortization, write-down of inventories and other assets, severance and other termination costs and operating losses related to final manufacturing production.

Net assets for discontinued operations are as follows:

	September 27, 2014	December 31, 2013

Accounts receivable, net	$2,361	$6,394
Inventory	1,369	10,026
Property, plant and equipment	1,492	18,209
Other assets	-	1,812
Total assets	5,222	36,441
Accounts payable and other liabilities	924	3,003
Net assets	$4,298	$33,438

        The only ongoing costs for discontinued operations will be warehouse and shipping for distribution of discontinued inventory.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We have taken a number of strategic steps over the last several years to reposition our company for growth, such as purchasing and implementing a new enterprise operating system, opening new trade showrooms and consolidating corporate offices.  We believe each of these initiatives caused disruption in our business, but each is now contributing to progress in our company’s operating results.

In addition, we have taken strategic steps to align our cost structure and operating models in response to lower sales volume and sluggish demand for upper-end wood residential case goods as a whole, but also in response to our effort to domestically manufacture our nursery and youth product line, Young America, an effort that we ultimately discontinued. We implemented a strategy to differentiate that brand in the marketplace by ensuring safety, quality, selection and service in a market place we saw as highly commoditized by imported copies of our own designs.  This led us to shift the production of imported Young America items to our domestic operation in Robbinsville, North Carolina.  After significant investment upgrading both our domestic manufacturing capabilities and our Young America product line, revenue remained below the level needed to reach profitability.  We concluded during the second quarter of 2014 that the timeframe needed to assure sustainable profitability was longer than we felt was economically justified.  Therefore, we made the decision to cease manufacturing operations at our Robbinsville, North Carolina facility.  With the completion of final production at this facility in the third quarter, financial results related to this product line are reflected as discontinued operations for all periods presented.  The loss from discontinued operations for the three and nine month periods ending September 27, 2014, were $1.1 million and $21.3 million, respectively.  The losses consisted mostly of asset impairment charges, costs of finalizing operations and severance and other termination costs.  Future expenses related to discontinued operations will result in expenses to support continued warehousing activities for the remaining finished goods inventory of this product line and any further adjustments that may be required for asset valuations.

With these strategic steps complete, our operating strategy for continuing operations is now focused on an overseas sourcing model, and we maintain a more variable cost structure allowing us to more quickly respond to the demands of a changing marketplace.

Results of Operations – Quarterly Trends from Continuing Operations

In this section we will make comparisons between the three months ended September 27, 2014 with three months ended June 28, 2014, March 29, 2014 and December 31, 2013 for our continuing operations.  These comparisons highlight trends we believe are relevant to understanding the transition of our business.

	Three Months Ended
	Sept. 27, 2014		June 28, 2014		March 29, 2014		Dec. 31, 2013
	$	%	$	%	$	%	$	%
Net sales	13,928	100.0	16,033	100.0	14,642	100.0	13,270	100.0
Gross profit	2,916	20.9	3,166	19.7	3,153	21.5	2,868	21.6
Selling, general and administrative expenses	3,294	23.6	4,185	26.1	4,278	29.2	4,593	34.6
Operating loss	(378)	(2.7)	(1,019)	(6.4)	(1,125)	(7.7)	(1,175)	(13.0)

            Net sales for the current quarter were lower than the two previous quarters and higher than the December 31, 2013 quarter.  We believe the lower sales resulted from continued sluggish retail environment for our segment of the market place and retail disruptions associated with the discontinuance of our Young America brand.  Gross profit has remained consistent over the last four quarters, excluding the second quarter of 2014 which included a restructuring charge for $354,000 for future lease commitments on a warehouse facility that is no longer utilized.  Included in selling, general and administrative expenses for the fourth quarter of 2013 was a restructuring charge of $238,000 associated with consolidating the corporate offices.    The lower selling, general and administrative expenses in the current quarter is the result of our efforts to remove costs from our corporate overhead as we believe we have properly aligned our corporate structure with our current sales volume without inhibiting our ability to support future growth.  Consequently, our operating loss has improved for three consecutive quarters.

Results of Operations for the three and nine month periods ended September 27, 2014, compared to the three and nine month periods ended September 28, 2013.

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	Sept. 27, 2014	Sept. 28, 2013	Sept. 27, 2014	Sept. 28, 2013

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	79.1	76.4	79.3	77.8
Gross profit	20.9	23.6	20.7	22.2
Selling, general and administrative expenses	23.6	25.2	26.4	26.1
Operating loss	(2.7)	(1.6)	(5.7)	(3.9)
Other income, net	.2	.2	.8	.1
Interest expense, net	5.8	4.8	5.1	4.3
Loss from continuing operations before income taxes	(8.3)	(6.2)	(10.0)	(8.1)
Income tax (benefit)	(.1)	(.9)	(.1)	(.3)
Loss from continuing operations	(8.2)	(5.3)	(9.9)	(7.8)
Loss from discontinued operations	(8.0)	(11.6)	(47.8)	(10.1)
Net loss	(16.2)%	(16.9)%	(57.7)%	(17.9)%

Net sales for the three month period ended September 27, 2014 decreased $733,000, or 5.0%, from the comparable 2013 period.  For the nine month period ended September 27, 2014, net sales decreased $691,000, or 1.5% from the comparable 2013 nine month period. The decrease in both comparable periods was driven by lower unit volume.

Gross profit for the current three month period was $2.9 million, or 20.9% of net sales compared to a gross profit of $3.5 million, or 23.6% of net sales, in the prior year three month period.  Gross profit for the first nine months of 2014 was $9.2 million, or 20.7% of net sales compared to a gross profit of $10.0 million, or 22.2% of net sales, for the prior year nine month period.  The current year nine month period includes a restructuring charge of $354,000 taken in the second quarter for future lease commitments on a warehouse facility that is no longer utilized.  In both the current three and nine month periods, gross profit was negatively impacted by the lower sales volumes and a charge for slow moving and discontinued finished goods inventory.

Selling, general and administrative expenses for the three and nine month periods of 2014 was $3.3 million and $11.8 million, or 23.6% and 26.4% of net sales, respectively, compared to $3.7 million and $11.8 million, or 25.2% and 26.1% of net sales, for the comparable 2013 periods.  The prior year expenses include restructuring charges associated with consolidating the corporate offices of $10,000 for the three month period and $532,000 for the nine month period. Lower expenditures in the current year three month period were driven by our efforts to right size our organization after the elimination of the sales volume associated with the discontinued Young America brand. Excluding one-time costs, the current nine month period expenditures were higher compared to the prior year due to increased amortization for new enterprise operating systems implemented in the second half of 2013 and higher marketing costs supporting new product introductions.  These higher costs were partially offset by cost reduction initiatives taken during the current quarter to right size our corporate structure.

As a result, operating loss as a percentage of net sales was 2.7% and 5.7% for the three and nine month periods of 2014 compared to 1.6% and 3.9% for the comparable 2013 periods.

Net interest expense for the three month period of 2014 increased $104,000 from the comparable 2013 period and $304,000 for the nine month period.  Interest expense is primarily composed of interest on insurance policy loans from a legacy deferred compensation plan, which increases annually based on growth in cash surrender value.

Our effective tax rate for the current three and nine months is essentially zero since we have established a valuation allowance for our deferred tax assets in excess of our deferred tax liabilities. The benefit in both years was primarily the release of reserves due to lapse of statute of limitations.

Financial Condition, Liquidity and Capital Resources

            Sources of liquidity include cash on hand and cash generated from operations. While we believe that our business strategy and restructuring efforts will be successful, we cannot predict with certainty the ultimate impact on our revenues, operating costs and cash flow from operations.  We expect cash on hand to be adequate for ongoing operational and capital expenditures for the foreseeable future.  At September 27, 2014 we had $18.6 million in cash and $1.2 million in restricted cash.

Working capital, excluding cash, restricted cash, short-term investments and net assets of discontinued operations increased to $25.5 million at September 27, 2014 from $23.3 million on December 31, 2013.  The increase was largely the result of a decrease in accounts payable for finished goods.

Cash used by operations was $9.7 million in the nine month period of 2014 compared to cash used by operations of $3.9 million in the comparable prior year period.  The increase in cash used by operations during the first nine months of 2014 was due to an increase in spending for finished goods.  The increase in spending was partially offset by an increase in cash receipts from customers in the current nine month period.

Net cash provided by investing activities was $10.5 million in the current nine month period of 2014 compared to $12.4 million in the comparable prior year period.  During the nine month period of 2014, the net cash provided was the result of $10.0 million of short term investments maturing and the release of $547,000 of restricted cash.  During the nine month period of 2013, we invested $2.2 million in capital expenditures for the consolidation of our corporate offices and High Point showroom and $377,000 as part of our continued investment in our enterprise operating system.  Offsetting these uses of cash in 2013 was the maturity of a short term investment of $15.0 million.  With the announcement of our ceasing manufacturing in our Robbinsville, NC facility, our capital expenditure requirements will be minimal for the remainder of 2014.

Net cash provided by financing activities was $2.7 million in the current nine months of 2014 compared to $2.1 million in the prior year period.  In both years, cash was provided from loans against the cash surrender value of insurance policies under a legacy deferred compensation plan.  These proceeds were used to pay interest due on outstanding policy loans which is shown as a use of cash in operating activities. Approximately $358,000 was used in the first nine months of 2013 to purchase and retire 80,077 shares of our common stock.

Net cash provided by discontinued operations was $7.9 million in the current nine months of 2014 compared to cash used of $10.9 million in the prior year period.  In the current nine months cash was generated from the sale of property, plant and equipment along with the collection of receivables and selling of inventory, offset by production costs to complete manufacturing of this product line's backlog.   The use of cash in the prior year was driven by operating losses and the continued investment in capital equipment and ERP investments. We expect to collect an additional $3.5 million from the sale of property, plant and equipment, collection of remaining receivables and sale of remaining inventory, net of payables and further expenses to support warehousing operations.

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

On March 5, 2012, the Federal Circuit denied the motions for injunction, “without prejudicing the ultimate disposition of these cases.”  As a result, we received a CDSOA distribution of $39.9 million in April 2012. On August 19, 2013, the Federal Circuit issued a decision affirming the dismissal of the claims of two of the four Non-Supporting Producers. On January 3, 2014, the Federal Circuit denied those Non-Supporting Producers’ petitions for rehearing en banc.  On May 2, 2014, these Non-Supporting Producers filed a petition for writ of certiorari, seeking review by the United States Supreme Court.  On October 6, 2014, the Supreme Court denied two of three of the Non-Supporting Producers’ petitions for certiorari review, and we believe it is likely the Supreme Court will deny the third petition shortly, because the third petition raises the same claims as the petitions that already have been dismissed. Accordingly, we believe that the chance Customs will seek and be entitled to obtain a return of our CDSOA distribution continues to be remote.

In November 2012 and December 2013, Customs disclosed that it withheld $3.0 million and $6.4 million, respectively, in funds related to the antidumping duty order on wooden bedroom furniture from China that was otherwise available for distribution until the amounts at issue in the pending litigation have been resolved. Assuming our historic allocation of approximately 30%, the portion of these undistributed funds that may be allocated to us is approximately $2.8 million. Customs has not yet announced when these funds will be distributed.

Customs also preliminarily disclosed that as of April 30, 2014, an additional $4.3 million of total collected duties was potentially available for distribution in 2014 to eligible domestic manufacturers of wooden bedroom furniture.  Customs noted that the final amounts available for distribution in 2014 could be higher or lower than the preliminary amounts due to liquidations, re-liquidations, protests, or other events affecting entries.  Based on the Supreme Court’s denial of the Non-Supporting Producers’ petitions for writ of certiorari, we believe it is possible that Customs will distribute these funds before the end of the fourth quarter of 2014, although the exact timing of the distribution is unknown.  Assuming our historic allocation of approximately 30%, the portion of these undistributed funds that may be allocated to us is approximately $1.3 million.

Due to the uncertainty of the various legal and administrative processes, we cannot provide assurances as to the amount of additional CDSOA funds that ultimately will be received, if any, and we cannot predict when we may receive any additional CDSOA funds.

New Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), which updated the guidance in ASC Topic 205,  Presentation of Financial Statements,  and ASC Topic 360,  Property, Plant and Equipment.  The amendments in ASU 2014-08 change the criteria for reporting discontinued operations for all public and nonpublic entities. The amendments also require new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. This guidance will become effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years.  We early adopted that guidance and followed such guidance for reporting of the discontinued Young America product line in the third quarter of 2014.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2013 Annual Report on Form 10-K.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements.  These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” “could”, or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.  These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Such risks and uncertainties include disruptions in foreign sourcing including those arising from supply or distribution disruptions or those arising from changes in political, economic and social conditions, as well as laws and regulations, in countries from which we source products, international trade policies of the United States and countries from which we source products,  our ability to collect receivables from Young America customers whose businesses are negatively impacted by the cease of Young America production, our ability to manage relations with Stanley Furniture customers who have also been Young America customers,  the inability to raise prices in response to inflation and increasing costs, lower sales due to worsening of current economic conditions, the cyclical nature of the furniture industry,  business failures or loss of large customers, failure to anticipate or respond to changes in consumer tastes, fashions and perceived values in a timely manner, competition in the furniture industry,  environmental, health, and safety  compliance costs, failure or interruption of our information technology infrastructure, and the possibility that U.S. Customs Border Protection may seek to reclaim all or a portion of the $39.9 million of Continued Dumping and Subsidy Offset Act (CDSOA) proceeds received in the second quarter of 2012.  Any forward looking statement speaks only as of the date of this news release and we undertake no obligation to update or revise any forward looking statements, whether as a result of new developments or otherwise.

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

ITEM 4.  Controls and Procedures

(a)        Evaluation of disclosure controls and procedures.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 27, 2014, the end of the period covered by this quarterly report.

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

We depend on key personnel and could be affected by the loss of their  services.

The success of our business depends upon the services of certain senior executives. The loss of any such person or other key personnel could have a material adverse effect on our business and results of operations.

Item 6. Exhibits

3.1

Restated Certificate of Incorporation of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended July 2, 2005).

3.2	By-laws of the Registrant as amended (incorporated by reference to Exhibit 3 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed February 3, 2010).

10.1	Separation Agreement and General Release, dated August 7, 2014, between the Company and Micah S. Goldstein (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (Commission File No. 0-14938) filed August 8, 2014).

31.1	Certification by Glenn Prillaman, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification by Anita W. Wimmer, our Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Glenn Prillaman, our Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Anita W. Wimmer, our Principal Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) condensed consolidated statements of comprehensive loss, (iv) condensed consolidated statements of cash flows, (v) the notes to the consolidated financial statements, and (vi) document and entity information.(1)

(1)           Filed herewith

SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 14, 2014	STANLEY FURNITURE COMPANY, INC.
	By:	/s/ Anita W. Wimmer
Anita W. Wimmer
Vice President of Finance
(Principal Financial and Accounting Officer)

