Form 10-K
period 2014-12-31
STANLEY FURNITURE CO INC.
filed 2015-02-25
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (x)  No ( )

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.504 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes (X)  No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (X)

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act, (check one):

Large accelerated filer ( )        Accelerated filer  ( )     Non-accelerated filer    ( )      Smaller reporting company (x)

                                                                                                           (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ( ) No (x)

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing price on June 27, 2014:  $37 million.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of February 20, 2015:

Common Stock, par value $.02 per share	14,957,915
(Class of Common Stock)	Number of Shares

Documents incorporated by reference:  Portions of the Registrant’s Proxy Statement for our Annual Meeting of Stockholders scheduled for May 15, 2015 are incorporated by reference into Part III.

Stanley Furniture Company, Inc.

PART I

Item 1.     Business

General

Established in 1924, we are a leading design, marketing and sourcing resource in the upscale segment of the wood residential furniture market.  We offer a diversified product line supported by an overseas sourcing model.  We distribute and market our Stanley Furniture brand through a network of carefully chosen retailers and interior designers worldwide.  We were incorporated in Delaware in 1984.

Products

Our products are marketed as upscale wood residential home furnishings which differentiate from other products in the market through styling execution as well as wide selections for the entire home including dining, bedroom, living room, home office, home entertainment, and accent items.  Our target consumer ranges from an affluent, discerning consumer utilizing the talents of an interior designer to a more practical consumer driven to purchase by a particular retail event which allows her to satisfy a more utilitarian need in her home. Regardless, we target a consumer who values the interior aesthetics of the home.

We believe that the diversity of our product offerings enables us to anticipate and address changing consumer preferences and provide retailers a complete wood furniture resource in the premium segment.  We believe that our products represent good value and that the quality and design of our furniture combined with our broad selection and dependable service differentiates our products in the marketplace.

We provide products in a variety of wood species and finishes. Our products are designed to appeal to a broad range of consumer tastes in the upscale segment and cover all major style categories.

We continually design and develop new styles to replace those we discontinue and to expand our product lines into markets where opportunity for growth exists.  Our in-house product development process, which normally takes approximately one year but can be shorter or longer based upon the complexity of the concept, begins with identifying customer preferences and marketplace trends and conceptualizing product ideas. Company designers produce a variety of sketches from which prototype furniture pieces are built for review prior to full-scale engineering and production.  We consult with our marketing and operations personnel, core suppliers, independent sales representatives and selected customers throughout this process and introduce our new product designs primarily at international furniture markets in High Point, North Carolina and Las Vegas, Nevada, which are each held two times per year for a total of four markets.

In January 2015, we announced plans to re-enter the nursery and youth furniture market with a mid-year product launch that will be sourced overseas as are the company’s existing product lines.  The flexibility of our overseas operations model, our experience developing and marketing product, our relationships with wholesale customers within the nursery and youth furniture segment and the minimal investment required for the planned launch should allow us to re-enter this part of the market successfully. Our investment to launch the new product line should be recovered by the end of 2015.

During the second quarter of 2014, we announced the end of domestic production of our Young America nursery and youth furniture brand since revenues remained below levels needed to reach profitability as a domestic manufacturer within a reasonable amount of time. Marketed as a product offering with salient features such as a wide variety of semi-custom color choices, broad item selection and the cache of a product Made in USA, the Young America brand could not be duplicated through an overseas sourcing model.  The sale and closure of the supporting manufacturing facility in the second half of 2014 represented the end of our domestic manufacturing of nursery and youth furniture.

Distribution

We have developed a broad domestic and international customer base.  We sell our furniture mainly through independent sales representatives to a variety of wholesale customers such as owner-operated furniture stores, interior design & architecture professionals, decorators, smaller specialty retailers, regional furniture chains, buying clubs and eCommerce retailers. We believe this broad network reduces exposure to fluctuations in regional economic conditions, places our brand in as many venues as possible where the consumer may shop and allows us to capitalize on emerging channels of distribution.  We offer tailored marketing programs to address each specific distribution channel. Our independent sales representatives along with our customer care managers sell and support our products.

In 2014, we sold product to approximately 1,400 customers and recorded approximately 12% of our sales from international customers.  No single customer accounted for more than 10% of our sales in 2014 and no part of the business is dependent upon a single customer, the loss of which would have a material effect on our business.  The loss of several major customers could have a material impact on our business.

Marketing

           We market our Stanley brand through a series of efforts targeted mostly to the trade. We are also currently in development of an online component to our distribution strategy. The goal of this initiative is to begin marketing our brand directly to the consumer, driving her into the channel of distribution of choice. Our marketing initiatives to build awareness of the Stanley brand include trade show attendance, visual imagery, online content and print materials as well as social media efforts.

Sourcing

Our product is currently sourced from independently owned factories in southeast Asia, primarily in Indonesia and Vietnam. We operate a support organization in both of these countries to manage partner-vendor relationships, make sourcing decisions, as well as to provide engineering and quality control functions. Additionally, we operate a small facility in Indonesia to test product quality and to develop proprietary finishes.

We are subject to the usual risks inherent in importing products manufactured abroad, including, but not limited to, supply disruptions and delays, port related issues that lead to delays, currency exchange rate fluctuations, economic and political developments and instability, as well as the laws, policies and actions of foreign governments and the United States affecting trade, including tariffs.

A sudden disruption in our supply chain from any of our key vendors could significantly compromise our ability to fill customers’ orders and service gaps as well as short-term increases in cost would likely result. If a disruption were to occur, we believe we would have sufficient inventory to meet a portion of demand for approximately three to four months.  Further, we believe that we could source most impacted products from other suppliers.

We enter into standard purchase arrangements with certain overseas suppliers for finished goods inventory.  The terms of these arrangements are customary for our industry and do not contain any long-term purchase obligations.  We generally negotiate firm pricing with our foreign suppliers in U.S. Dollars for a term of one year. We accept exposure to exchange rate movement after this period and do not use any derivative instruments to manage or hedge currency risk. We generally expect to recover any substantial price increases from these suppliers in the price we charge for these goods.

Logistics

We warehouse our products primarily in domestic warehouses with some warehousing abroad. We consider our facilities to be generally modern, well equipped and well maintained.  We use a small group of furniture specific transportation providers for delivery.  While most of our products are delivered to retailers from our warehouses, we also ship directly to customers from Asia and provide white-glove delivery services directly to the end consumer from our domestic warehouses.

Products are ordered from overseas suppliers based upon both actual and forecasted demand.  Because of the longer lead times, we strive to maintain inventory levels that will service most of our customers’ orders within a maximum of 30 days from receipt of their order for goods shipped to retail consumers. Our backlog of unshipped orders was $6.6 million at December 31, 2014 and $8.1 million at December 31, 2013.

Competition

The furniture industry is highly competitive and includes a large number of competitors. The vast majority of our competitors own manufacturing facilities abroad or source finished goods as we do from Asia suppliers.  Larger competitors include the vertical brands at each end of the price scale of the market which own/operate retail stores complemented by direct mail and online marketing efforts, as well as online only retailers who sell exclusively on the Internet. Smaller competitors consist of hundreds of entrepreneurial businesses importing from Asia with a very low cost of entry into the market. Few of our competitors manufacture wood residential furniture in the United States.

            The markets in which we compete include a large number of small manufacturers. However, certain competitors have substantially greater sales volume and financial resources when compared to us. Competitive factors in the premium segment include design, quality, service, selection, and price. We believe the flexibility of our operations and distribution model, our long-standing customer relationships, our customer responsiveness, our consistent support of high-quality and diverse product lines, the heritage of our brand and our experienced management team are all competitive advantages.

Discontinued Operations

             During the second quarter of 2014, we concluded that revenue on our Young America product line remained below the level needed to reach profitability and that the time frame needed to assure sustainable profitability was longer than we felt was economically justified. Therefore, we made the decision to cease manufacturing operations at our Robbinsville, North Carolina facility and sell the facility and related assets. Manufacturing operations were ceased in the third quarter of 2014 and are reflected as a discontinued operation pursuant to the provisions of Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08) for all periods presented. The remaining assets of the operation consist of discontinued inventory and accounts receivable generated from the selling of this inventory. The remaining ongoing costs for discontinued operations will be warehouse and shipping costs for distribution of discontinued inventory.

Associates

At December 31, 2014, we employed approximately 85 associates domestically and 50 associates overseas, all of which are full-time employees. We consider our relationship with our associates to be good. None of our associates are represented by a labor union.

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

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements.  These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” “could”, or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.  These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Such risks and uncertainties include disruptions in foreign sourcing including those arising from supply or distribution disruptions or those arising from changes in political, economic and social conditions, as well as laws and regulations, in countries from which we source products, international trade policies of the United States and countries from which we source products, the inability to raise prices in response to inflation and increasing costs, lower sales due to worsening of current economic conditions, the cyclical nature of the furniture industry, business failures or loss of large customers, failure to anticipate or respond to changes in consumer tastes, fashions and perceived values in a timely manner, competition in the furniture industry,  environmental, health, and safety  compliance costs, and failure or interruption of our information technology infrastructure.  Any forward looking statement speaks only as of the date of this filing and we undertake no obligation to update or revise any forward looking statements, whether as a result of new developments or otherwise.

Available Information

Our principal Internet address is www.stanleyfurniture.com.  We make available free of charge on this web site our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing, telephoning, faxing or e-mailing us at the following address, telephone number, fax number or e-mail address:

Stanley Furniture Company, Inc.

200 North Hamilton Street, No. 200

High Point, North Carolina 27260

Attention: Ms. Anita W. Wimmer

Telephone: 336-884-7698, Fax: 336-884-7760

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

As a result of our reliance on foreign sourcing for our products:

•         Our ability to service customers could be adversely affected and result in lower sales, earnings and liquidity.

Our supply of goods could be interrupted for a variety of reasons. Physical damage from a natural disaster, fire or other cause to any one of our sourcing partners’ factories could interrupt production for an extended period of time.  Our sourcing partners may not supply goods that meet our manufacturing, quality or safety specifications in a timely manner and at an acceptable price.  We may reject goods that do not meet our specifications, requiring us to find alternative sourcing arrangements at a higher cost, or possibly forcing us to discontinue the product.  Also, delivery of goods from our foreign sourcing partners may be delayed for reasons not typically encountered with domestic manufacturing or sourcing, such as shipment delays caused by customs or labor issues.

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

•         Changes in the value of the U.S. Dollar compared to the currencies for the countries from which we obtain our products could adversely affect our sales, earnings and liquidity.

For imported products, we generally negotiate firm pricing with our foreign suppliers in U.S. Dollars, typically for periods of at least one year. We accept the exposure to exchange rate movements beyond these negotiated periods. We do not use derivative financial instruments to manage this risk but could choose to do so in the future. Since we transact our imported product purchases in U.S. Dollars, a relative decline in the value of the U.S Dollar could increase the price we must pay for imported products beyond the negotiated periods. These price changes could decrease our sales, earnings and liquidity during affected periods.

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

The furniture industry is very competitive and fragmented.  We compete with mostly overseas vendors who sell directly to retailers, retailers who are vertically integrated and other wholesale marketing and logistics companies in the furniture industry. In addition, some competitors have greater financial resources than we have and often offer extensively advertised, highly promoted products. As a result, we are continually subject to the risk of losing market share, which may lower our sales and earnings.

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

We have identified material weaknesses in our internal control over financial reporting, and we cannot assure you that additional material weaknesses of significant deficiencies will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. A material weakness in internal control over financial reporting was identified by management that existed in prior years but was remediated as of December 31, 2014, related to the design and effectiveness of internal controls over the application of Generally Accepted Accounting Principles (“GAAP”) with respect to determining the method of computation of the liability for our deferred compensation plan. In addition, our management determined that our internal control over financial reporting was not effective as of December 31, 2014, due to a material weakness related to the ineffective design, documentation and maintenance of  effective internal controls over our period-end financial reporting processes related to the preparation and analysis of account reconciliations and estimates primarily related to accounts payable and certain expenses.  If our remediation efforts for the above material weakness is not successful, or if other material weaknesses arise in the future, our ability to properly manage the business may be impaired and we may be unable to accurately report our financial results. This could result in previously reported financial results being restated, which could result in a loss of investor confidence and may lead to a decline in our stock price.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.      Properties

Set forth below is certain information with respect to our principal properties. We believe that all these properties are well maintained and in good condition. A majority of our distribution facilities are equipped with automatic sprinkler systems and modern fire protection equipment, which we believe are adequate. All facilities set forth below are active and operational, except as noted.

		Approximate Facility Size (Square Feet)	Owned or Leased

Location	Primary Use
Stanleytown, VA	Warehouse	950,000(1)	Leased
Martinsville, VA	Distribution	300,000	Leased
High Point, NC	Showroom/Office	56,000	Leased
Las Vegas, NV	Showroom	11,500	Leased
Vietnam	Distribution	72,000(2)	Leased

(1)    As of December 31, 2014, the facility was not being utilized.

(2)    Estimated space as of December 31, 2014.  Leased footage is a function of amount of product held with no minimum space commitments.

Item 3.     Legal Proceedings

In the normal course of business, we are involved in claims and lawsuits none of which currently, in our opinion, will have a material adverse effect on our consolidated financial statements.

Item 4.    Mine Safety Disclosures

            Not Applicable.
8

Executive Officers of the Registrant

Our executive officers who are elected annually and their ages as of January 1, 2015 are as follows:

Name	Age	Position
Glenn Prillaman	43	President and Chief Executive Officer

Anita W. Wimmer	51	Vice President - Finance/Corporate Controller

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

Anita W. Wimmer has been principal financial officer and Secretary since August 2014 and has also served as Vice President – Finance/Corporate Controller since April 2014 and Assistant Secretary from April 1999 until August 2014. She served as Vice President – Corporate Controller from April 2012 until April 2014 and as Vice President – Controller and Treasurer from April 2005 until April 2012.  Prior to this, Mrs. Wimmer held various financial positions since her employment with Stanley in March 1993.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices

    Our common stock is quoted on the Nasdaq Stock Market (“Nasdaq”) under the symbol STLY.  The table below sets forth the high and low sales prices per share, for the periods indicated, as reported by Nasdaq.

	2014		2013

	High	Low	High	Low
First Quarter	$3.92	$2.70	$4.85	$4.25
Second Quarter	3.09	2.51	4.56	3.72
Third Quarter	3.00	2.27	4.10	3.27
Fourth Quarter	3.23	2.52	4.03	3.40

    As of February 19, 2015, we have approximately 1,950 beneficial stockholders.

Performance Graph

  The following graph compares cumulative total stockholder return for our company with a broad performance indicator, the Nasdaq Market index (an industry index) and a Peer group index for the period from December 31, 2009 to December 31, 2014.

(1)    The graph shows the cumulative total return on $100 invested at the market close on December 31, 2009, the last trading day in 2009, in common stock or the specified index, including reinvestments of dividends.

(2)    Nasdaq Market Index as prepared by Zacks Investment Research, Inc.

(3)    Household Furniture Index as prepared by Zacks Investment Research, Inc. consists of SIC Codes 2510 and 2511.  At January 12, 2015, Zacks Investment Research, Inc. reported that these two SIC Codes consisted of Bassett Furniture Industries, Inc., Dorel Industries, Inc., Ethan Allen Interiors, Inc., Flexsteel Industries, Inc., Hooker Furniture Corporation, La-Z-Boy, Inc., Leggett & Platt, Inc., Natuzzi SPA-ADR, Nova Lifestyle, Inc., Select Comfort Corp., Stanley Furniture Company, Inc. and Tempur-Pedic International, Inc.

Equity Compensation Plan Information

  The following table summarizes our equity compensation plans as of December 31, 2014:

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders	1,371,354	$ 5.97	1,659,675

Item 6.     Selected Financial Data

	Years Ended December 31,
	2014	2013 (1)	2012 (1)	2011 (1)	2010 (1)
	(in thousands, except per share data)
Income Statement Data:
Net sales	$60,623	$58,559	$61,260	$58,366	$74,688
Cost of sales (2)	48,610	45,959	47,474	44,960	86,743
Gross profit (loss)	12,013	12,600	13,786	13,406	(12,055)
Selling, general and administrative expenses (3)	14,882	16,277	15,552	15,447	14,805
Goodwill impairment charge	-	-	-	-	4,945
Operating loss	(2,869)	(3,677)	(1,766)	(2,041)	(31,805)
Income from Continued Dumping and Subsidy Offset Act, net	-	-	39,349	3,973	1,556
Other (expense) income, net	(2,174)	67	79	112	25
Interest expense, net	2,884	2,669	2,320	2,330	3,534
(Loss) income from continuing operations before income taxes	(7,927)	(6,279)	35,342	(286)	(33,758)
Income tax (benefit) expense	(39)	(157)	645	1	(2,806)
Net (loss) income from continuing operations	$(7,888)	$(6,122)	$34,697	$(287)	$(30,952)

Basic Earnings (loss) Per Share:
Net (loss) income from continuing operations	$(.56)	$(.43)	$2.42	$(.02)	$(2.91)
Weighted average shares	14,197	14,147	14,328	14,345	10,650

Diluted Earnings (loss) Per Share:
Net (loss) income from continuing operations	$(.56)	$(.43)	$2.40	$(.02)	$(2.91)
Weighted average shares	14,197	14,147	14,484	14,345	10,650

Balance Sheet and Other Data:
Cash, restricted cash and short-term investments	$6,774	$18,955	$37,667	$17,287	$25,532
Inventories	$24,216	$23,901	$26,207	$23,592	$16,789
Total assets	$59,707	$95,485	$110,716	$80,608	$88,396
Stockholders’ equity	$40,979	$70,990	$82,405	$53,088	$58,140
Stock repurchases:
Shares		80	146
Total cost		$358	$661

(1)    As corrected for errors  discussed in Footnote 2 in our 2014 consolidated financial statements.  Amounts have also been recast to reflect continuing operations.

(2)    Included in cost of sales in 2014 and in 2012 are restructuring and related charges of $354,000 and $474,000, respectively, for lease commitments on warehousing space in the Stanleytown facility no longer being utilized. Included in cost of sales in 2011 are restructuring and related charges of $416,000 for the conversion of the Stanleytown manufacturing facility to a warehouse and distribution center, the sale of the Martinsville, Virginia facility and other restructuring related cost.  Included in 2010 cost of sales is $10.4 million for accelerated depreciation and restructuring and related charges, also related to the Stanleytown facility conversion.

(3)    Included in selling, general and administrative expenses in 2013 is $770,000 of restructuring and related charges for the consolidation of corporate offices.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

             We have taken a number of strategic steps over the last several years to reposition our company for growth, such as moving to an overseas sourcing model, discontinuing a non-profitable product line, implementing a new enterprise operating system, opening new trade showrooms and consolidating corporate offices.  We believe each of these initiatives caused disruption in our business, but each is now contributing to progress in our company’s operating results.

In addition, we have taken strategic steps to align our cost structure and operating models in response to lower sales volume and sluggish demand for upper-end wood residential case goods as a whole, but also in response to our effort to domestically manufacture our nursery and youth product line, Young America, an effort that we ultimately discontinued. We implemented a strategy to differentiate that brand in the marketplace by ensuring safety, quality, selection and service in a marketplace we saw as highly commoditized by imported copies of our own designs. This led us to shift the production of imported Young America items to our domestic operation in Robbinsville, North Carolina.  After significant investment upgrading both our domestic manufacturing capabilities and our Young America product line, revenue remained below the level needed to reach profitability. We concluded during the second quarter of 2014 that the timeframe needed to assure sustainable profitability was longer than we felt was economically justified. The Young America brand was marketed as a product offering with salient features such as a wide variety of semi-custom color choices, broad item selection and the cache of a product Made in USA, this brand could not be duplicated through an overseas sourcing model.  Therefore, we made the decision to cease manufacturing operations at our Robbinsville, North Carolina facility. With the completion of final production at our Robbinsville facility in the third quarter, financial results related to this product line are reflected as discontinued operations for all periods presented. The loss from discontinued operations for 2014 was $22.0 million and consisted mostly of asset impairment charges, costs of finalizing operations and severance and other termination costs. Future expenses related to the discontinued operations will result in expenses to support continued warehousing and shipping activities for the remaining finished goods inventory of this product line, which should be minimal.

With these strategic steps complete, our operating strategy for continuing operations is now focused on an overseas sourcing model, and we maintain a more variable cost structure allowing us to more quickly respond to the demands of a changing marketplace.

In January 2015, we announced our re-entry into the nursery and youth product line with an overseas sourcing operations strategy.  This mid-year 2015 product launch will be introduced to the trade at the High Point Market in April 2015.  The flexibility of our overseas operations model, our experience developing and marketing nursery and youth product, our relationships with wholesale customers within the nursery and youth furniture segment and the minimal investment required for the planned launch should allow us to re-enter this part of the market successfully.  Our investment to launch the new product line should be recovered by the end of 2015.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Operations:

	For the Years Ended
	December 31,
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	80.2	78.5	77.5
Gross profit	19.8	21.5	22.5
Selling, general and administrative expenses	24.5	27.8	25.4
Operating loss	(4.7)	(6.3)	(2.9)
CDSOA income, net	-	-	64.3
Other (expense) income, net	(3.6)	.1	.1
Interest expense, net	4.8	4.5	3.8
(Loss) income from continuing operations before income taxes	(13.1)	(10.7)	57.7
Income tax (benefit) expense	(.1)	(.3)	1.1
(Loss) income from continuing operations	(13.0)	(10.4)	56.6
Loss from discontinued operations	(36.3)	(11.5)	(7.7)
Net (loss) income	(49.3)%	(21.9)%	48.9%

2014 Compared to 2013

 Net sales increased $2.1 million, or 3.5%, in 2014 compared to 2013, primarily due to higher unit volume. We believe the growth in units is a combination of improved industry conditions and the regaining of market share in the fourth quarter that more than offset lost sales during the disruption caused by the discontinuation of our Young America Product Line.

            Gross profit as a percentage of net sales decreased to 19.8% in 2014 from 21.5% in 2013.  Included in our 2014 gross profit is $354,000, or .6% of net sales, in restructuring charges, which consisted of future lease commitments on a warehouse facility that is no longer utilized. Excluding this one-time charge in 2014, the decrease in gross profit from 2013 was primarily due to higher discounting for slow moving and obsolete finished good inventory.  Partially offsetting these higher discounts were increased sales, lower overhead costs and lower warehouse and shipping costs.

            Selling, general and administrative expenses for 2014 were $14.9 million, or 24.5% of net sales, compared to $16.3 million, or 27.8% of net sales, in 2013.  The 2013 expenses include $770,000 of restructuring charges associated with relocation of our corporate office. Lower expenditures in the current year were driven by our efforts to right size our organization after the elimination of the sales volume associated with the discontinued Young America brand. Partially offsetting these savings were higher commission costs and increased amortization for new systems implemented in the second half of 2013.

            As a result of the above, our operating loss decreased to $2.9 million in 2014 compared to an operating loss of $3.7 million in 2013.

           The charge in other income and expense of $2.5 million represents the impairment of prepaid legal services funded by settlements collected by the American Furniture Manufacturers Committee of Legal Trade (CLT) from 2010 through 2014 in connection with wooden bedroom furniture imported from China.  These settlements had been set aside for future legal expenses incurred by us as a member of the CLT.  Our decision in the fourth quarter to discontinue finishing beds and rails for wooden bedroom furniture in our Martinsville, Virginia facility reduces our influence with the CLT, which reduces control over this asset. Therefore, we wrote the asset off during the quarter.  Partially offsetting this charge was a reversal of tariff accruals on imported wooden bedroom furniture that U.S. Customs liquidated in the first quarter of 2014 without assessing any additional liability. The net of these two events represent substantially all of the change in other income and expense in comparison to 2013.

Interest expense in 2014 increased $215,000 over 2013.  Interest expense is composed of interest on loans against cash surrender value of insurance policies from a legacy deferred compensation plan. The increases in cash surrender value are recorded in operating income to offset our overall benefit cost.  In June of each year, we pay the interest on the outstanding loans. In November 2014, we used excess cash to pay down $13.7 million in outstanding loans, lowering our interest expense going forward. At current outstanding loan levels, interest expense would be approximately $1.4 million to $1.5 million annually.

            Our 2014 and 2013 effective tax rate was essentially zero since we have established a valuation allowance for our deferred tax assets in excess of our deferred tax liabilities. The benefit in both years was primarily related to the release of reserves due to lapse of statute of limitations.

2013 Compared to 2012

Net sales decreased $2.7 million, or 4.4%, in 2013 compared to 2012.  The decrease was primarily due to lower unit volume, partially offset by higher average selling prices.

Gross profit as a percentage of net sales decreased to 21.5% in 2013 from 22.5% in 2012. The decrease in gross profit for 2013 compared to 2012 resulted from higher discounting and sourced vendor inflation. Partially offsetting these cost increases were pricing actions taken in the second quarter and lower medical claims.  Included in our 2012 gross profit is $474,000 in restructuring charges, which consist mostly of a charge against future lease obligations in Virginia as we concluded that only a portion of the leased warehouse space was required.

            Selling, general and administrative expenses for 2013 were $16.3 million, or 27.8% of net sales, compared to $15.6 million, or 25.4% of net sales, in 2012. The 2013 expenses include $770,000 of restructuring charges associated with relocation of our corporate office. Excluding these one-time costs, higher current year expenditures were driven primarily by costs related to the relocation of our High Point,North Carolina showroom and our new showroom in Las Vegas, Nevada. In addition, we had higher support and amortization costs related to the implementation of our new ERP system.

            As a result of the above, our operating loss increased to $3.7 million in 2013 compared to an operating loss of $1.8 million in 2012.

In 2013, we did not receive any funds under the CDSOA involving wooden bedroom furniture imported from China.  In 2012, we recorded income, net of legal expenses, of $39.3 million from CDSOA receipts.

Interest expense in 2013 increased $350,000 over 2012. Interest expense was composed of interest on insurance policy loans from a legacy deferred compensation plan.

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

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand, cash generated from operations and cash surrender value of life insurance policies.While we believe that our business strategy  will be successful, we cannot predict with certainty the ultimate impact on our revenues, operating costs and cash flows from operations. We expect cash on hand to be adequate for ongoing expenditures and capital investments for the foreseeable future, as we return to minimal capital spending and improve financial performance. At December 31, 2014 we had $5.6 million in cash, $1.2 million in restricted cash and $15.1 million available in cash surrender value on life insurance policies.

Working capital, excluding cash on hand, restricted cash and net assets of discontinued operations, decreased during 2014 to $21.4 million from $19.9 million on December 31, 2013.  The increase was primarily the result of a decrease in accrued salaries, wages and benefits tied the efforts to properly align our organizational structure and higher inventory levels.

Cash used by operations was $11.2 million in 2014 and $4.2 million in 2013 and cash from operations was $29.6 million in 2012. The cash used by operations in 2014 was the result of operating losses, decrease in other accruals and accounts payable and the additional accrued interest paid at the time we paid down $13.7 million of life insurance policy loans.  In 2013, cash used by operations was used mostly for operating losses, partially offset by decrease in inventories and receivables and an increase in accounts payable.   The cash provided by operations during 2012 was from the receipt of $39.9 million in proceeds from the CDSOA, partially offset by operating losses and an increase in inventories and decrease in accounts payable. During 2012, we paid income taxes of $768,000, largely driven by the income related to the CDSOA proceeds.

Net cash provided by investing activities was $10.5 million in 2014 compared to $11.9 million in 2013 and cash used of $27.6 million in 2012. During 2014 and 2013, cash was provided from the maturity of $10.0 million and $15.0 million, respectively, of short-term investments. In 2013 and 2012, we invested $2.1 million in capital expenditures for the consolidation of our corporate offices and High Point showroom. In addition, we invested $5.1 million in a new Enterprise Resource Planning System in 2013 and 2012, of which $1.9 million related to discontinued operations. During 2012 we invested $25.0 million of our CDSOA proceeds in short-term investments. Capital expenditures for 2015 should be less than $500,000, with no major expenditures planned for the coming year.

Net cash used by financing activities was $11.0 million in 2014 compared to cash provided of $2.2 million in 2013 and $1.6 million in 2012.  During the fourth quarter of 2014, we paid down $13.7 million in certain company-owned life insurance policies being used to fund our obligations under our legacy deferred compensation plan. Total payment to the insurance company was $15.0 million and consisted of $1.3 million in accrued interest (shown above operations cash used) and $13.7 in principal payments. We decided to use excess cash to pay down these loans to lower our interest expense, while continuing to maintain liquidity with unrestricted access to the cash surrender value of these life insurance policies. In 2013 and 2012, proceeds from these insurance policy loans provided cash of $2.4 million and $2.3 million, respectively. In addition, $358,000 and $661,000 were used for the purchase and retirement of our common stock in 2013 and 2012, respectively.

The following table sets forth our contractual cash obligations and other commercial commitments at December 31, 2014 (in thousands):

	Payment due or commitment expiration
		Less Than 1 year			Over 5 years
	Total		1-3 years	3-5 years
Contractual cash obligations:
Postretirement benefits (1)	$8,474	$704	$1,370	$1,296	$5,104
Operating leases	7,361	1,663	2,034	1,781	1,883
Total contractual cash obligations	$15,835	$2,367	$3,404	$3,077	$6,987
Other commercial commitments:
Letters of credit	$1,190	$1,190

(1)    The RP-2014 Generational Healthy Annuitant Mortality Table with Mortality Improvement Scale MP-2014 was used in estimating future benefit payments, and, for the non-pension related postretirement benefits, the health care cost trend rate for determining payments is 7.5% for 2014 and gradually declines to 5.5% in 2018 where it is assumed to remain constant for the remaining years.

Not included in the above table are unrecognized tax benefits of $309,000, due to the uncertainty of the date of occurrence.

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

On March 5, 2012, the Federal Circuit denied the motions for injunction, “without prejudicing the ultimate disposition of these cases.”  As a result, we received a CDSOA distribution of $39.9 million in April 2012. On August 19, 2013, the Federal Circuit issued a decision affirming the dismissal of the claims of two of the four Non-Supporting Producers. On January 3, 2014, the Federal Circuit denied those Non-Supporting Producers’ petitions for rehearing en banc.  On May 2, 2014, these Non-Supporting Producers filed a petition for writ of certiorari, seeking review by the United States Supreme Court.   On October 6, 2014, the Supreme Court denied two of three of the Non-Supporting Producers’ petitions for certiorari review, and on December 15, 2014, the Supreme Court denied the third petition for review.  Accordingly, Customs should not seek or be entitled to obtain a return of our CDSOA distribution received in April 2012.

In November 2012, December 2013, and November 2014 Customs disclosed that it withheld $3.0 million, $6.4 million, and $5.7 million respectively in each of those years, in funds related to the antidumping duty order on wooden bedroom furniture from China that was otherwise available for distribution until the amounts at issue in the pending litigation have been resolved.  In November 2014, Customs also announced that 2014 and 2015 CDSOA distributions were subject to sequestration under the Budget Control Act at the rate of 7.2 percent and 7.3 percent, respectively.  While the sequestration may be temporary or permanent, we understand that the 2014 amount reported by Customs reflects the balance after sequestration and that if the budgetary sequestration is temporary, the sequestered funds will be made available for distribution in a later fiscal year.  Thus, assuming our historic allocation of approximately 30%, the portion of the available undistributed funds that we expect to be allocated to us is approximately $4.5 million.  Given the conclusion of all appeals, distributions that total this amount are expected to be made during the first quarter of 2015, although the exact timing of the distributions is unknown.

Due to the uncertainty of the various legal and administrative processes, we cannot provide assurances as to the amount of additional CDSOA funds that ultimately will be received, if any, and we cannot predict when we may receive any additional CDSOA funds.

New Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), which updated the guidance in ASC Topic 205, Presentation of Financial Statements,  and ASC Topic 360, Property, Plant and Equipment. The amendments in ASU 2014-08 change the criteria for reporting discontinued operations for all public and nonpublic entities. The amendments also require new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. This guidance will become effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years, with early adoption being permissible.  We early adopted that guidance and followed such guidance for reporting of the discontinued Young America product line in the third quarter of 2014.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), which created ASC Topic 606, Revenue from Contracts with Customers, and supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  The standard is effective for the annual periods beginning after December 15, 2016, and the interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with an option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the impact of the adoption on our consolidated financial statements nor determined the method by which we will adopt the standard in 2017.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12 (ASU 2014-12), which updated the guidance in ASC Topic 718, Compensation – Stock Compensation. The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The guidance will become effective for annual periods beginning on or after December 15, 2015, and interim periods within those years, with earlier adoption permitted.  We will adopt this guidance as required in the first quarter of 2016.  This adoption of this update will not have a material effect on our statements of operations, financial position or cash flows.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40):  Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Management will be required to perform interim and annual assessments of the Company’s ability to continue as a going concern within one year of the date the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within those years, with early adoption permitted. The adoption of this standard is not expected to have an impact on the Company’s financial statement disclosures.

Critical Accounting Policies

We have chosen accounting policies that are necessary to accurately and fairly report our operational and financial position.Below are the critical accounting policies that involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

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

In preparation of the Company’s consolidated financial statements, management exercises judgments in estimating the potential exposure to unresolved tax matters and applies a more likely than not criteria approach for recording tax benefits related to uncertain tax positions. While actual results could vary, in management’s judgment, the Company has adequate tax accruals with respect to the ultimate outcome of such unresolved tax matters.

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

Accruals for self-insurance reserves – Accruals for self-insurance reserves (including workers’ compensation and employee medical) are determined based on a number of assumptions and factors, including historical payment trends and claims history, actuarial assumptions and current and estimated future economic conditions. These estimated liabilities are not discounted. If actual trends differ from these estimates, the financial results could be impacted. Historical trends have not differed materially from these estimates.

            Actuarially valued benefit accruals and expenses – We maintain three actuarially valued benefit plans. These are our deferred compensation plan, our supplemental employee retirement plan and our postretirement health care benefits program.  The liability for these programs and the majority of their annual expense are developed from actuarial valuations.  Inherent in these valuations are key assumptions, including discount rates and mortality projections, which are usually updated on annual basis near the beginning of each year.  We are required to consider current market conditions, including changes in interest rates in making these assumptions. Changes in projected liability and expense may occur in the future due to changes in these assumptions. The key assumptions used in developing the projected liabilities and expenses associated with the plans are outlined in Note 7 of the consolidated financial statements.

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

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 9A.   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2014, the end of the period covered by this Annual Report.  These material weaknesses resulted in audit adjustments and/or revisions to our financial statements.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, we identified two material weaknesses, one of which was remediated by management prior to December 31, 2014.

A material weakness in internal control over financial reporting was identified by management that existed in prior years but was remediated as of December 31, 2014.  We did not design and maintain effective controls over the application of Generally Accepted Accounting Principles (“GAAP”) with respect to the accounting for our deferred compensation plan. This material weakness resulted in a revision of our prior year financial statements within Form 10-K for the year ended December 31, 2014, but amendments to the previously filed Forms 10-Q and 10-K were not considered necessary because the errors do not cause the financial statements contained therein to be misleading.  Revisions to prior year financial statements were made in this Form 10-K since correcting the cumulative amount of the error would be material to the 2014 consolidated financial statements.  This material weakness could have resulted in a misstatement of the annual or interim consolidated financial statements that would not have been prevented or detected.

In addition, our management identified another material weakness as we did not appropriately design, document, or maintain effective internal controls over our period-end financial reporting processes related to the preparation and analysis of account reconciliations and estimates primarily related to accounts payable and certain expenses.  Additionally, our internal controls were not sufficiently designed or maintained to allow a member of the accounting department other than the preparer to perform adequate and timely reviews of information in order to prevent or detect potential errors.

The above material weaknesses resulted in revisions to our consolidated financial statements for fiscal years 2013 and 2012, and interim periods in 2014.  Additionally, the material weakness that was not remediated by December 31, 2014 could result in a misstatement of the account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by BDO USA, LLP, our independent registered public accounting firm, as stated in their report, which is included on page F-2 of this Annual Report on Form 10-K.

Status of Remediation Efforts:

In response to the identified material weaknesses outlined above, the following actions have been taken:

•         Prior to December 31, 2014, we added a review process of retirement plans and evaluated whether plans are accounted for in accordance with GAAP.  In addition, management obtained a third party actuary valuation to support the plan valuation and disclosure.

•         Subsequent to December 31, 2014, certain review processes and monthly reconciliations have been implemented to verify the completeness and accuracy of certain account balances and estimates.  The design and effectiveness of such changes will be tested in the first quarter of the year ending December 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter, except as noted above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information related to our directors is set forth under the caption “Election of Directors” of our proxy statement (the “2015 Proxy Statement”) for our annual meeting of shareholders scheduled for May 15, 2015. Such information is incorporated herein by reference.

Information relating to compliance with section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2015 Proxy Statement and is incorporated herein by reference.

Information relating to the Audit Committee and Board of Directors’ determinations concerning whether a member of the Audit Committee of the Board is a “financial expert” as that term is defined under Item 407(d) (5) of Regulation S-K is set forth under the caption “Board and Board Committee Information” of our 2015 Proxy Statement and is incorporated herein by reference.

Information concerning our executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.”

We have adopted a code of ethics that applies to our associates, including the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics is posted on our website at www.stanleyfurniture.com.  Amendments to and waivers from our code of ethics will be posted to our website when permitted by applicable SEC and NASDAQ rules and regulations.

Item 11.    Executive Compensation

Information relating to our executive compensation is set forth under the caption “Executive Compensation” of our 2015 Proxy Statement. Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our information relating to this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management ” of our 2015 Proxy Statement. Such information is incorporated herein by reference.

Information concerning our equity compensation plan is included in Part II of this report under the caption “Equity Compensation Plan Information.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Our information relating to this item is set forth under the captions “Corporate Governance – Review of Transactions with Related Persons” and “Corporate Governance - Board and Board Committee Information” of our 2015 Proxy Statement.  Such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

Our information relating to this item is set forth under the caption “Independent Public Auditors” of our 2015 Proxy Statement. Such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)         Documents filed as a part of this Report:

(1)	The following consolidated financial statements are included in this report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2014
Consolidated Statements of Comprehensive Income for each of the three years ended in the period ended December 31, 2014
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2014.
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2014
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2014.

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

10.1

Supplemental Retirement Plan of Stanley Furniture Company, Inc., as restated effective January 1, 1993 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1993).(1)

10.2

First Amendment to Supplemental Retirement Plan of Stanley Furniture Company, Inc., effective December 31, 1995, adopted December 15, 1995 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 1995).(1)

10.3

Stanley Interiors Corporation Deferred Compensation Capital Enhancement Plan, effective January 1, 1986, as amended and restated effective August 1, 1987 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 0-14938), filed December 10, 2014.(1)

10.4

2000 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement (Commission File No. 0-14938) for the special meeting of stockholders held on August 24, 2000).(1)

10.5

Second Amendment to Supplemental Retirement Plan of Stanley Furniture Company, Inc. effective January 1, 2002 (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2002).(1)

10.6

Form of Stock Option Award under 2000 Incentive Plan (ISO) (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2004).(1)

10.7

Form of Stock Option Award under 2000 Incentive Plan (ISO/NSO) (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2004).(1)

10.8

Form of Stock Option Award under 2000 Incentive Plan (Directors) (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2004).(1)

10.9

Form of Indemnification Agreement between the Registrant and each of its Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed on September 25, 2008).

10.10

Change in Control Protection Agreement, dated December 11, 2009, by and between Stanley Furniture Company, Inc. and Glenn Prillaman (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (commission File No. 0-14938) filed on December 14, 2009).(1)

10.11

2008 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement (Commission File No. 0-14938) for the annual meeting of stockholders held on April 15, 2008).(1)

10.12

Form of Stock Option Award under 2008 Incentive Plan (Officers) (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2008).(1)

10.13

Form of Stock Option Award under 2008 Incentive Plan (Directors) (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2008).(1)

10.14

Amendment to the Change in Control Protection Agreement dated September 10, 2010, by and between the Registrant and Glenn Prillaman (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (Commission File No. 0-14938) filed September 16, 2010).(1)

10.15

Form of Restricted Stock Grant under 2008 Incentive Plan (Officers) (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2012.(1)

10.16

Form of Restricted Stock Award under 2008 Incentive Plan (Directors) (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2012). (1)

10.17

2012 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement (Commission File No. 0-14938) for the annual meeting of stockholders held on April 18, 2012). (1)

10.18

Form of Stock Option Award under 2012 Incentive Plan (Officers) (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2012). (1)

10.19

Form of Restricted Stock Award under 2012 Incentive Plan (Officers) (time vesting)  (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2012). (1)

10.20

Separation Agreement and General Release, dated August 7, 2014, between the Registrant and Micah S. Goldstein (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (Commission File No. 0-14938) filed August 8, 2014). (1)

10.21	Form of Restricted Stock Award under 2012 Incentive Plan (Directors). (1)(2)

10.22	Form of Restricted Stock Award under 2012 Incentive Plan (Officers) (time and performance vesting).(1)(2)

10.23	Form of Restricted Stock Award under 2012 Incentive Plan (Officers) (performance vesting).(1)(2)

(1) (2)	Management contract or compensatory plan Filed Herewith

21	List of Subsidiaries. (2)

23.1	Consent of BDO USA, LLP. (2)

23.2	Consent of PricewaterhouseCoopers LLP. (2)

31.1	Certification by Glenn Prillaman, our Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (2)

31.2	Certification by Anita W. Wimmer, our Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (2)

32.1	Certification by Glenn Prillaman, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certification by Anita W. Wimmer, our Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

101

The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of cash flows, (v) the notes to the consolidated financial statements, and (vi) document and entity information. (2)

(1) (2)	Management contract or compensatory plan Filed Herewith

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANLEY FURNITURE COMPANY, INC.

February 25, 2015	By: /s/Glenn Prillaman
Glenn Prillaman
President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Michael P. Haley (Michael P. Haley)	Chairman and Director	February 25, 2015

/s/Glenn Prillaman (Glenn Prillaman)	President and Chief Executive Officer (Principal Executive Officer) and Director	February 25, 2015

/s/Anita W. Wimmer (Anita W. Wimmer)	Vice-President – Finance/Corporate Controller (Principal Financial Officer)	February 25, 2015

/s/John D. Lapey (John D. “Ian” Lapey)	Director	February 25, 2015

/s/D. Paul Dascoli (D. Paul Dascoli)	Director	February 25, 2015

/s/T. Scott McIlhenny, Jr. (T. Scott McIlhenny, Jr.)	Director	February 25, 2015

STANLEY FURNITURE COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Stanley Furniture Company, Inc.

High Point, North Carolina

We have audited the accompanying consolidated balance sheet of Stanley Furniture Company, Inc. (the “Company”) as of December 31, 2014 and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the year ended December 31, 2014. In connection with our audit of the financial statements, we have also audited the financial statement schedule for the year ended December 31, 2014 listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stanley Furniture Company, Inc. at December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stanley Furniture's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992)issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2015 expressed an adverse opinion thereon.

/s/ BDO USA, LLP

Raleigh, North Carolina

February 25, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Stanley Furniture Company, Inc.

High Point, North Carolina

We have audited Stanley Furniture Company, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stanley Furniture Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness was identified and is described in management’s assessment:

1)     The Company did not design, document, or maintain effective internal controls over its period-end financial reporting processes related to the preparation and analysis of account reconciliations and estimates primarily related to accounts payable and certain expenses.  Additionally, the Company’s internal controls were not sufficiently designed or maintained to allow a member of the accounting department other than the preparer to perform adequate and timely reviews of information in order to prevent or detect potential errors.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated February 25, 2015 on those financial statements.

In our opinion, Stanley Furniture Company, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Stanley Furniture Company, Inc. as of December 31, 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the year ended December 31, 2014 and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Raleigh, North Carolina

February 25, 2015

Report of Independent Registered Public Accounting Firm

To the Board of the Directors and Stockholders of Stanley Furniture Company, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Stanley Furniture Company, Inc.and its subsidiariesat December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2013, listed in the accompanying indexpresents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidatedfinancial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and on the financial statement schedule based on our audits.  We conducted our audits of these statements and schedule in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinions.

/s/ PricewaterhouseCoopers LLP

Greensboro, North Carolina

February 11, 2014, except for Notes 2, 7 and the

effect of discontinued operations as described in Note

9, for which the date is February 25, 2015

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
		Revised 2013
	2014
ASSETS
Current assets:
Cash	$5,584	$7,218
Restricted cash	1,190	1,737
Short-term investments	-	10,000
Accounts receivable, less allowances of $375 and $270	5,853	5,608
Inventories:
Finished goods	23,935	23,631
Work-in-process	268	249
Raw materials	13	21
Total inventories	24,216	23,901

Assets of discontinued operations	1,373	36,373
Prepaid expenses and other current assets	890	1,441
Deferred income taxes	66	699
Total current assets	39,172	86,977

Property, plant and equipment, net	1,990	1,935
Cash surrender value of life insurance policies, net	15,129	55
Other assets	3,416	6,518
Total assets	$59,707	$95,485

LIABILITIES
Current liabilities:
Accounts payable	$6,425	$7,059
Liabilities of discontinued operations	93	3,003
Accrued salaries, wages and benefits	1,738	3,261
Other accrued expenses	1,437	1,387
Total current liabilities	9,693	14,710

Deferred income taxes	66	699
Pension Plans	6,936	6,283
Other long-term liabilities	2,033	2,803
Total liabilities	18,728	24,495

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Common stock, $0.02 par value, 25,000,000 shares authorized, 14,780,326 and 14,520,083 shares issued and outstanding, respectively	283	283
Capital in excess of par value	16,710	15,732
Retained earnings	26,683	56,575
Accumulated other comprehensive loss	(2,697)	(1,600)
Total stockholders’ equity	40,979	70,990
Total liabilities and stockholders’ equity	$59,707	$95,485

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
		Revised 2013	Revised 2012
	2014
Net sales	$60,623	$58,559	$61,260

Cost of sales	48,610	45,959	47,474

Gross profit	12,013	12,600	13,786

Selling, general and administrative expenses	14,882	16,277	15,552

Operating loss	(2,869)	(3,677)	(1,766)

Income from Continued Dumping and Subsidy Offset Act, net	-	-	39,349
Other (expense) income, net	(2,174)	67	79
Interest expense, net	2,884	2,669	2,320

(Loss) income from continuing operations before income taxes	(7,927)	(6,279)	35,342

Income tax (benefit) expense	(39)	(157)	645

Net (loss) income from continuing operations	(7,888)	(6,122)	34,697
Net (loss) from discontinued operations	(22,004)	(6,712)	(4,719)
Net (loss) income	$(29,892)	$(12,834)	$29,978

Basic (loss) income per share:
(Loss) income from continuing operations	$(.56)	$(.43)	$2.42
(Loss) income from discontinued operations	(1.55)	(.48)	(.33)
Net (loss) income	$(2.11)	$(.91)	$2.09

Diluted (loss) income per share:
(Loss) income from continuing operations	$(.56)	$(.43)	$2.40
(Loss) income from discontinued operations	(1.55)	(.48)	(.33)
Net (loss) income	$(2.11)	$(.91)	$2.07

Weighted average shares outstanding:
Basic	14,197	14,147	14,328
Diluted	14,197	14,147	14,484

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

 (in thousands)

	For the Years Ended December 31,

		Revised 2013	Revised 2012
	2014

Net (loss) income	$(29,892)	$(12,834)	$29,978
Other comprehensive (loss) income:
Amortization of prior service cost	154	167	177
Actuarial (gain) loss	1,013	(762)	681
Amortization of actuarial loss	(70)	(111)	(80)
Adjustments to net periodic postretirement (benefit) loss	1,097	(706)	778
Comprehensive (loss) income	$(30,989)	$(12,128)	$29,200

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For each of the three years in the period ended December 31, 2014

(in thousands)

			Capital in Excess of Par Value	Revised Retained Earnings	Revised Accumulated Other Comprehensive (Loss) Income
	Common Stock
	Shares	Amount				Total

Balance at December 31, 2011	14,524	$287	$14,898	$39,431	$(1,528)	$53,088

Net income				29,978		29,978
Other comprehensive loss					(778)	(778)
Fees related to issuance of common stock			(1)			(1)
Restricted stock grants	188
Purchase and retirement of common stock	(146)	(3)	(658)			(661)
Stock-based compensation			779			779

Balance at December 31, 2012	14,566	284	15,018	69,409	(2,306)	82,405

Net loss				(12,834)		(12,834)
Other comprehensive income					706	706
Exercise of stock options	35	1	111			112
Restricted stock grants	28
Restricted stock forfeited	(29)
Purchase and retirement of common stock	(80)	(2)	(356)			(358)
Stock-based compensation			959			959

Balance at December 31, 2013	14,520	283	15,732	56,575	(1,600)	70,990

Net loss				(29,892)		(29,892)
Other comprehensive loss					(1,097)	(1,097)
Restricted stock grants	400
Restricted stock forfeited	(140)
Stock-based compensation			978			978
Balance at December 31, 2014	14,780	$283	$16,710	$26,683	$(2,697)	$40,979

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,

		Revised 2013	Revised 2012
	2014
Cash flows from operating activities:
Cash received from customers	$60,102	$59,361	$60,940
Cash paid to suppliers and employees	(67,139)	(61,030)	(67,774)
Cash from Continued Dumping and Subsidy Offset Act, net	-	-	39,466
Interest paid, net	(4,179)	(2,516)	(2,218)
Income tax payments	-	(42)	(768)
Net cash (used) provided by operating activities	(11,216)	(4,227)	29,646

Cash flows from investing activities:
Sale of short-term securities	10,000	15,000	-
Purchase of short-term securities	-	-	(25,000)
Decrease (increase) in restricted cash	547	-	(150)
Capital expenditures	-	(1,873)	(229)
Purchase of other assets	(44)	(1,190)	(2,190)
Net cash provided (used) by investing activities	10,503	11,937	(27,569)

Cash flows from financing activities:
Purchase and retirement of common stock	-	(358)	(661)
Proceeds from exercise of stock options	-	112	-
Payments on insurance policy loans	(13,708)
Proceeds from insurance policy loans	2,701	2,416	2,283
Net cash (used) provided by financing activities	(11,007)	2,170	1,622

Cash flows from discontinued operations:
Cash provided (used) by operating activities	4,744	(11,536)	(4,419)
Cash provided (used) by investing activities	5,342	(2,056)	(4,050)
Net cash provided (used) by discontinued operations	10,086	(13,592)	(8,469)

Net decrease in cash	(1,634)	(3,712)	(4,770)
Cash at beginning of year	7,218	10,930	15,700
Cash at end of year	$5,584	$7,218	10,930

Reconciliation of net loss to net cash used by operating activities:

Net (loss) income	$(29,892)	$(12,834)	$29,978
Loss from discontinued operations	22,004	6,712	4,719
Depreciation	188	164	70
Amortization	344	297	14
Stock-based compensation	978	959	778
Other, net	-	4	-
Changes in assets and liabilities:
Accounts receivable	(488)	753	(463)
Inventories	(315)	2,306	(2,615)
Prepaid expenses and other assets	(1,044)	(2,980)	(2,864)
Accounts payable	(634)	2,390	(117)
Accrued salaries, wages and benefits	(2,273)	512	(1,368)
Other accrued expenses	33	(273)	19
Other long-term liabilities	(117)	(2,237)	1,495

Net cash (used) provided by operating activities	$(11,216)	$(4,227)	$29,646

Supplemental disclosure of cash flow information:
Non-cash investing activities:
Asset purchases in accounts payable	$-	$80	$$255

The accompanying notes are an integral part of the consolidated financial statements

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies

Organization and Basis of Presentation

The consolidated financial statements include Stanley Furniture Company, Inc. and our wholly owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated.  We are a leading design, marketing and sourcing resource in the upscale segment of the wood furniture residential market.

For financial reporting purposes, we operate in one reportable segment where substantially all revenues are from the sale of residential wood furniture products.

            Subsequent events were evaluated through the date these financial statements were issued.

Correction of Prior Consolidated Financial Statements

            Prior year financial statements and appropriate interim periods have been recast in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20-55 to recognize the Young America brand operations within discontinued operations.  Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted.  See Note 9 for additional information.

            The Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Cash Flows have also been revised for prior period errors related to our legacy Deferred Compensation Plan and not properly reconciling freight expense and the related accounts payable.  See Note 2 for additional information.

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

Trade Accounts Receivable

Substantially all of our trade accounts receivable are due from retailers and dealers that sell residential home furnishings, which consist of a large number of entities with a broad geographic dispersion. We continually perform credit evaluations of our customers and generally do not require collateral. In the event a receivable is determined to be potentially uncollectible, we engage collection agencies to attempt to collect amounts owed to us after all internal collection attempts have ended. Once we have determined the receivable is uncollectible, it is charged against the allowance for doubtful accounts.

Revenue Recognition

            Sales are recognized when title and risk of loss pass to the customer, which typically occurs at the time of shipment.  In some cases however, title does not pass until the shipment is delivered to the customer.  Revenue includes amounts billed to customers for shipping. Provisions are made at the time revenue is recognized for estimated product returns and for incentives that may be offered to customers.

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

Capitalized Software Cost

            We amortize purchased computer software costs using the straight-line method over the estimated economic lives of the related products.  Unamortized cost at December 31, 2014 and 2013 was approximately $2.9 million and $3.2 million, respectively, and is included in other assets.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.         Summary of Significant Accounting Policies (continued)

Cash Surrender Value of Life Insurance Policies

           We own 27 life insurance policies as a funding arrangement for our deferred compensation plan discussed in Note 7. These policies have a cash surrender value of $26.2 million. We have $11.1 million in loans and accrued interest outstanding against the cash surrender value. Proceeds from the policies are used to fund certain employee benefits and for other general corporate purposes. We account for the life insurance as a component of employee benefit cost. Consequently the cost of the coverage, increases in cash surrender value and any resulting gains or losses related to those insurance policies are recorded as increases or decreases in operating income. Interest on the loans against the cash surrender value are reflected as interest expense on the Consolidated Statement of Operations. Cash surrender value that does not have borrowings against it grows at an annual rate of 4%. Cash surrender value that does have borrowings against it grows at an annual rate of 12.63%.  We pay interest at 13.13% on the loans against cash surrender value.

Actuarially valued benefit accruals and expenses

We maintain three actuarially valued benefit plans. These are our deferred compensation plan, our supplemental employee retirement plan and our postretirement health care benefits program. The liability for these programs and the majority of their annual expense are developed from actuarial valuations.  Inherent in these valuations are key assumptions, including discount rates and mortality projections, which are usually updated on annual basis near the beginning of each year. We are required to consider current market conditions, including changes in interest rates in making these assumptions. Changes in projected liability and expense may occur in the future due to changes in these assumptions. The key assumptions used in developing the projected liabilities and expenses associated with the plans are outlined in Note 7 of the consolidated financial statements.

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

Earnings per Common Share

            Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share includes any dilutive effect of outstanding stock options and restricted stock calculated using the treasury stock method.

Stock-Based Compensation

We record share-based payment awards at fair value on the grant date of the awards, based on the estimated number of awards that are expected to vest,over the vesting period. The fair value of stock options was determined using the Black-Scholes option-pricing model.  The fair value of the restricted stock awards was based on the closing price of the Company’s common stock on the date of the grant.

Use of Estimates

            The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Changes in such estimates may affect amounts reported in future periods.

New Accounting Pronouncements

            In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), which updated the guidance in ASC Topic 205,  Presentation of Financial Statements,  and ASC Topic 360,  Property, Plant and Equipment.  The amendments in ASU 2014-08 change the criteria for reporting discontinued operations for all public and nonpublic entities. The amendments also require new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. This guidance will become effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years, with early adoption permitted.  We early adopted that guidance and followed such guidance for reporting of the discontinued Young America product line in 2014.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), which created ASC Topic 606, Revenue from Contracts with Customers, and supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  The standard is effective for the annual periods beginning after December 15, 2016, and the interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with an option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the impact of the adoption on our consolidated financial statements nor determined the method by which we will adopt the standard in 2017.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12 (ASU 2014-12), which updated the guidance in ASC Topic 718, Compensation – Stock Compensation.  The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The guidance will become effective for annual periods beginning on or after December 15, 2015, and interim periods within those years, with earlier adoption permitted.  We will adopt this guidance as required in the first quarter of 2016.  This adoption of this update will not have a material effect on our statements of operations, financial position or cash flows.

            In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40):  Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance on determining when and how to disclose going concern uncertainties in the financial statements.  Management will be required to perform interim and annual assessments of the Company’s ability to continue as a going concern within one year of the date the financial statements are issued.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within those years, with early adoption permitted.  The adoption of this standard is not expected to have an impact on the Company’s financial statement disclosures.

2.      Revision of prior period financial statements and out-of-period adjustments

         During the year ended December 31, 2014, we identified and corrected two errors that originated in prior periods.  We assessed the materiality of the errors using quantitative and qualitative factors.  Based on this analysis, we determined that the errors were immaterial to each of the prior reporting periods affected.  However, we have concluded that correcting the errors in our 2014 consolidated financial statements would materially understate the results for the year ending December 31, 2014.  Accordingly, we have reflected the corrections of the prior period errors in the periods in which they originated and revised our consolidated balance sheet as of December 31, 2013, our consolidated statements of operations and comprehensive (loss) income, our consolidated statements of changes in stockholders’ equity and our consolidated statements of cash flows for the years ended December 31, 2013 and 2012.

         The first error was an understatement of our benefit liability related to a legacy deferred compensation plan. The plan was effective in 1986 and since the inception of the plan, we have recorded the plan’s liability based on the participants’ deferred amount plus an overall rate of return less any payments made to participants. The plan should have been accounted for as a pension plan with the liability determined based on the ultimate projected benefit that would be owed participants based on the payments over time under the plan using expected mortality, discounted using a high quality corporate bond discount rate. The second error originated in 2012 and was the result of not properly recognizing ocean freight expense and the related accounts payable.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.      Revision of prior period financial statements and out-of-period adjustments (continued)

         The previously reported annual amounts included in the following tables reflect recasting for discontinued operations associated with ceasing manufacturing of our Young America product line (see Note 9).

         The effects of the error corrections on the consolidated balance sheet as of December 31, 2013 are as follows (in thousands):

	As Previously Reported	Correction	Revised
Inventory	$23,640	$261	$23,901
Total assets	$95,224	$261	$95,485

Accounts payable	$5,989	$1,070	$7,059
Total current liabilities	$13,640	$1,070	$14,710
Deferred compensation, long-term portion	$661	$3,842	$4,503
Total liabilities	$19,583	$4,912	$24,495

Retained earnings	$59,784	$(3,209)	$56,575
Accumulated other comprehensive loss	(158)	(1,442)	(1,600)
Total stockholders’ equity	$75,641	$(4,651)	$70,990

            At December 31, 2011, retained earnings and accumulated other comprehensive loss were reported as $42,037,000 and ($182,000) and were revised to $39,431,000 and ($1,528,000), respectively.

            The effects of the error corrections on the consolidated statements of operations and comprehensive (loss) income for the years ended December 31, 2013 and 2012 are as follows (in thousands):

December 31, 2013	As Previously Reported	Correction	Revised
Net sales	$58,559	$-	$58,559
Total expenses	61,991	245	62,236
Operating loss	(3,432)	245	(3,677)
Net loss from continuing operations	(5,877)	245	(6,122)
Net loss from discontinued operations	(6,760)	(48)	(6,712)
Net loss	(12,637)	197	(12,834)
Other comprehensive loss:
Actuarial gain	(460)	(302)	(762)
Amortization of actuarial loss	(33)	(78)	(111)
Adjustments to net periodic benefit income	(326)	(380)	(706)
Comprehensive loss	$(12,311)	$(183)	$(12,128)

December 31, 2012	As Previously Reported	Correction	Revised
Net sales	$61,260	$-	$61,260
Total expenses	62,544	482	63,026
Operating loss	(1,284)	482	(1,766)
Net income from continuing operations	35,179	482	34,697
Net loss from discontinued operations	(4,795)	(76)	(4,719)
Net income	30,384	406	29,978
Other comprehensive loss:
Actuarial loss	157	524	681
Amortization of actuarial loss	(32)	(48)	(80)
Adjustments to net periodic benefit cost	302	476	778
Comprehensive income	$30,082	$(882)	$29,200

Since our primary statement of cash flows is presented on the direct method, the revisions above did not have an impact on the statements of cash flows.  However, the impact of the revision amounts above have been adjusted in the reconciliation of net (loss) income to net cash (used by) provided by operating activities by adjusting the net (loss) income totals and the inventory, accounts payable, and other long-term liabilities totals within the changes in assets and liabilities section.

During 2014, management noted that a current asset of approximately $2.5 million related to prepaid legal services should have been classified as non-current. We have revised the consolidated balance sheet for December 31, 2013 to appropriately classify this asset as noncurrent.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.      Revision of prior period financial statements and out-of-period adjustments (continued)

The effect of the error correction on the consolidated statements of operations and comprehensive (loss) income for the interim periods within the years ended December 31, 2014 and 2013 are as follows (in thousands):

(Unaudited)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

As Reported:	2014	2013	2014	2013	2014	2013	2013
Net sales	$21,891	$26,052	$24,038	$24,166	$13,928	$14,661	$22,744
Operating loss	(4,025)	(1,472)	(18,321)	(2,928)	(378)	(232)	(3,860)
Net loss from continuing operations	-	-	-	-	(1,146)	(770)	-
Net loss from discontinued operations	-	-	-	-	(1,118)	(1,700)	-
Net loss	(4,410)	(2,094)	(19,060)	(3,529)	(2,264)	(2,470)	(4,544)

(Unaudited)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

As Recast for discontinued operations:	2014	2013	2014	2013	2014	2013	2013
Net sales	$14,642	$16,169	$16,033	$14,465	$13,928	$14,661	$13,264
Operating (loss) income	(1,124)	29	(1,018)	(1,558)	(378)	(232)	(1,671)
Net loss from continuing operations	(1,509)	(593)	(1,757)	(2,159)	(1,146)	(770)	(2,355)
Net loss from discontinued operations	(2,901)	(1,501)	(17,303)	(1,370)	(1,118)	(1,700)	(2,189)
Net loss	(4,410)	(2,094)	(19,060)	(3,529)	(2,264)	(2,470)	(4,544)

(Unaudited)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

Adjustments:	2014	2013	2014	2013	2014	2013	2013
Net sales	$-	$-	$-	$-	$-	$-	$-
Operating (loss) income	(216)	-	(440)	-	(292)	-	(245)
Net loss from continuing operations	(216)	-	(440)	-	(292)	-	(245)
Net loss from discontinued operations	-	-	-	-	-	-	48
Net loss	$(216)	$-	$(440)	$-	$(292)	$-	$(197)

(Unaudited)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

As Revised:	2014	2013	2014	2013	2014	2013	2013
Net sales	$14,642	$16,169	$16,033	$14,465	$13,928	$14,661	$13,264
Operating (loss) income	(1,340)	29	(1,458)	(1,558)	(670)	(232)	(1,916)
Net loss from continuing operations	(1,725)	(593)	(2,197)	(2,159)	(1,438)	(770)	(2,600)
Net loss from discontinued operations	(2,901)	(1,501)	(17,303)	(1,370)	(1,118)	(1,700)	(2,141)
Net loss	$(4,626)	$(2,094)	$(19,500)	$(3,529)	$(2,556)	$(2,470)	$(4,741)

3.      Property, Plant and Equipment

	Depreciable lives (in years)
		(in thousands)
		2014	2013
Machinery and equipment	5 to 12	$3,883	$3,883
Leasehold improvements	15	1,833	1,589
Property, plant and equipment, at cost		5,716	5,472
Less accumulated depreciation		3,726	3,537
Property, plant and equipment, net		$1,990	$1,935

4.      Income Taxes

            The provision for income tax (benefit) expense consists of (in thousands):

	2014	2013	2012
Current:
Federal	$-	$(18)	$434
State	(39)	(139)	211
Total current	(39)	(157)	645
Deferred:
Federal	-	-	-
State	-	-	-
Total deferred	-	-	-
Income tax (benefit) expense	$(39)	$(157)	$645

            A reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate follows:

	2014	2013	2012
Federal statutory rate	(35.0)%	(35.0)%	35.0%
State tax, net of federal benefit	(2.4)	(2.9)	2.0
State tax credits and adjustments	.1	1.0	.5
Increase in cash surrender value
of life insurance policies	(2.7)	(5.9)	(2.2)
Valuation allowance increase (decrease)	39.9	43.7	(33.7)
Other, net	-	(2.1)	.5
Effective income tax rate	(.1)%	(1.2)%	2.1%

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.      Income Taxes (continued)

            The income tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31 follow (in thousands):

	2014	2013
Current deferred tax assets:
Accounts receivable	$294	$268
Employee benefits	444	901
Other accrued expenses	331	507
Gross current deferred tax asset	1,069	1,676
Less valuation allowance	(1,003)	(977)
Net current deferred tax asset	$66	$699

Noncurrent deferred tax assets (liabilities)
Property, plant and equipment	$(1,187)	$(6,306)
Employee benefits	5,205	4,774
Other noncurrent assets	94	109
Contribution carryforward	279	-
AMT credit	631	631
Net operating loss	15,633	9,844
Gross non-current deferred tax assets (liabilities)	20,655	9,052
Less valuation allowance	(20,721)	(9,751)
Net noncurrent deferred tax assets (liabilities)	$(66)	$(699)

We have U.S. federal net operating loss carry-forwards of approximately $42.7 million which are available to reduce future taxable income. The federal net operating loss will begin expiring in 2031.  We have combined state net operating loss carry-forwards of $28.4 million that will expire at various times beginning in 2026.

During 2014, we recorded a non-cash charge to our valuation allowance of $11.0 million against our December 31, 2014 deferred tax assets. The primary assets which are covered by this valuation allowance are employee benefits and net operating losses in excess of the amounts which can be carried back to prior periods. The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Our results over the most recent three-year period were heavily affected by our business restructuring activities. Our cumulative loss, excluding income from the Continued Dumping and Subsidy Offset Act, in the most recent three-year period, in our view, represented sufficient negative evidence to require a valuation allowance.  We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Although realization is not assured, we have concluded that the remaining net deferred tax asset in the amount of $66,000 will be realized based on the reversal of existing deferred tax liabilities. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities. Should we determine that we will not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

The unrecognized tax benefits activity for the year ended December 31 follow (in thousands):

	2014	2013
Unrecognized tax benefits balance at January 1	$351	$678
Lapse of statute of limitations	(42)	(98)
Gross decreases for tax positions of prior years	-	(229)
Unrecognized tax benefits balance at December 31	$309	$351

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.      Income Taxes (continued)

As of December 31, 2014 and 2013, we had approximately $52,000 and $57,000 of accrued interest related to uncertain tax positions, respectively.

            Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $201,000 at December 31, 2014 and $228,000 at December 31, 2013. The 2010, 2011, 2012 and 2013 tax years remain open to examination by major taxing jurisdictions.

5.       Stockholders’ Equity

            In addition to common stock, authorized capital includes 1,000,000 shares of “blank check” preferred stock.  None was outstanding during the three years ended December 31, 2014.  The Board of Directors is authorized to issue such stock in series and to fix the designation, powers, preferences, rights, limitations and restrictions with respect to any series of such shares.  Such “blank check” preferred stock may rank prior to common stock as to dividend rights, liquidation preferences or both, may have full or limited voting rights and may be convertible into shares of common stock.

            Basic and diluted earnings per share are calculated using the following share data (in thousands):

	2014	2013	2012

Weighted average shares outstanding for basic calculation	14,197	14,147	14,328
Dilutive effect of stock options	-	-	156
Weighted average shares outstanding for diluted calculation	14,197	14,147	14,484

         In 2014 and 2013, the dilutive effect of stock options and restricted shares was not recognized since we had a net loss.  Approximately 1.4 million shares in 2014, 1.9 million shares in 2013 and 738,000 shares in 2012 were issuable upon the exercise of stock options, which were not included in the diluted per share calculation because they were anti-dilutive.  In 2014 and in 2013, approximately 544,000 shares and 353,000 shares of restricted stock, respectively, were not included because they were anti-dilutive.

         In July 2012, the Board of Directors authorized the purchase of up to $5.0 million of our common stock.  These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices the Company deems appropriate.  In 2014, no repurchases of our common stock were made.  During 2013, we used $358,000 to repurchase 80,077 shares of our common stock.  In 2012, we used $661,000 to repurchase 146,015 shares of our common stock.

6.       Stock Based Compensation

         The Stanley Furniture Company, Inc. 2012 Incentive Compensation Plan (Incentive Compensation Plan) provides for the granting of performance grants, performance shares, stock options, restricted stock, restricted stock units, and stock appreciation rights to employees and certain service providers.  Under this plan, the aggregate number of common shares that may be issued through awards of any form is 1.6 million. In addition, shares authorized under the 2008 Incentive Compensation Plan are also available for issuance under the Incentive Compensation Plan if they are unissued or subsequently expire, are forfeited or terminate unexercised.

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

            The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense.  No options were granted in 2014 or in 2013.  For options granted in 2012, the weighted average for key assumptions used in determining the fair value are as follows:

2012
Expected price volatility	53.25%
Risk-free interest rate	.91%
Weighted average expected life in years	5.5
Forfeiture rate	21.87%

            Historical information was the primary basis for the selection of the expected volatility, expected dividend yield, forfeiture rate and the expected lives of the options.  The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

            Stock option activity for the three years ended December 31, 2014, follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2011	1,814,956	$6.39	7.1
Expired	(22,000)	17.62
Granted	297,014	4.43

Outstanding at December 31, 2012	2,089,970	$5.99	6.4
Exercised	(35,246)	3.16
Forfeited	(82,616)	3.70
Expired	(28,000)	11.75

Outstanding at December 31, 2013	1,944,108	$6.06	6.7
Forfeited	(465,786)	4.76
Expired	(106,968)	12.88

Outstanding at December 31, 2014	1,371,354	$5.97	5.7	$-
Exercisable at December 31, 2014	1,212,336	$6.24	5.4	$-

         As of December 31, 2014, there was $216,757 of total unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted-average remaining vesting period of 1.7 years.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.       Stock Based Compensation (continued)

The average fair market value of options granted in 2012, and cash proceeds, tax benefits and intrinsic value related to total stock options exercised during 2013 are as follows (in thousands, except per share data):

	2013	2012
Average fair market value of options granted (per share)	$-	$2.12
Proceeds from stock options exercised	$112	$-
Intrinsic value of stock options exercised	$21	$-

         Restricted Stock

         The restricted stock awards are accounted for as “non-vested equity shares” until the awards vest or are forfeited.  In general, restricted stock awards for employees are time vested or performance vested and for non-employee directors vest at the end of their current term on the Board.  The fair value of each share of restricted stock is the market price of our stock on the grant date.  The fair value of each time vested award is amortized into compensation expense on a straight-line basis between the award date and the vesting date. Performance based awards are amortized into compensation expense based on the probability of meeting the performance criteria.   In 2014 and 2013, 68,608 and 13,637 of restricted stock awards vested and were released, respectively.  No restricted stock awards vested during 2012.

         The following table summarizes information about non-vested share awards as of and for the year ended December 31, 2014:

	Number of shares	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2011	179,336	$3.07
Granted	188,099	$4.48

Outstanding at December 31, 2012	367,435	$3.79
Forfeited	(29,485)	$3.56
Vested	(13,637)	$3.82
Granted	28,300	$4.24

Outstanding at December 31, 2013	352,613	$3.85

Forfeited	(140,448)	$3.89
Vested	(68,608)	$3.80
Granted	400,691	$3.71
Outstanding at December 31, 2014	544,248	$3.74

         As of December 31, 2014, there was $986,129 of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average remaining vesting period of 2.5 years.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.     Employee Benefits Plans

Defined Contribution Plan

            We maintain a defined contribution plan covering substantially all of our employees and make discretionary matching and profit sharing contributions.  The total plan cost, including employer contributions, was $273,000 in 2014, $488,000 in 2013 and $317,000 in 2012.  We made the decision in the fourth quarter of 2014 to suspend employer contributions to the plan beginning in 2015.

Pensions and other postretirement benefits

            We maintain a deferred compensation plan and a supplemental retirement plan that are non-qualified plans and considered equivalent to a pension plan.  The deferred compensation plan, funded with life insurance policies, permitted certain management employees to defer portions of their compensation and earn a fixed rate of return.  Upon retirement, participants in the plan receive an annual payment for their lives with a guarantee of fifteen annual payments.  The annual payment amount is determined by a formula that takes into account the deferral amount of the participant.  No deferrals have been made since 1991.  Benefits under the supplemental retirement plan ceased to accrue after 1995.  Participants in the plan receive a monthly payment during retirement based on the benefit accrued at December 31, 1995.  Our postretirement health care benefits were terminated for current employees effective January 1, 2010.  Prior to this termination, we provided health care benefits to eligible retired employees between the ages of 55 and 65 and provide life insurance benefits to eligible retired employees from age 55 until death.

            The financial status of the plans at December 31 follows (in thousands):

	Pension Plans		Other Benefits
		Revised 2013 (Note 2)
	2014		2014	2013
Change in benefit obligation:
Beginning benefit obligation	$6,889	$7,769	$1,066	$1,355
Interest cost	263	231	34	31
Plan participants’ contributions			57	76
Actuarial loss (gain)	1,012	(477)	1	(285)
Benefits paid	(622)	(634)	(226)	(111)
Ending benefit obligation	$7,542	$6,889	$932	$1,066
Change in plan assets:
Beginning fair value of plan assets	-	-	-	-
Employer contributions	622	634	169	35
Plan participants’ contributions			57	76
Benefits paid	(622)	(634)	(226)	(111)
Ending fair value of plan assets	-	-	-	-
Funded status	$(7,542)	$(6,889)	$(932)	$(1,066)

            Amount recognized in the consolidated balance sheet (in thousands):

	Pension Plans		Other Benefits
		Revised 2013 (Note 2)
	2014		2014	2013
Current liabilities	$(606)	$(606)	$(98)	$(142)
Noncurrent liabilities	(6,936)	(6,283)	(834)	(924)
Total	$(7,542)	$(6,889)	$(932)	$(1,066)

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.     Employee Benefits Plans (continued)

           Amount recognized in accumulated other comprehensive income (loss) (in thousands):

	Pension Plans		Other Benefits
		Revised 2013 (Note 2)
	2014		2014	2013
Net loss (gain)	$2,934	$2,006	$(152)	$(167)
Prior service cost (credit)	-	-	(92)	(246)
Total	$2,934	$2,006	$(244)	$(413)

            Components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) (in thousands):

	Pension Plans			Other Benefits
		Revised 2013 (Note 2)	Revised 2012 (Note 2)
	2014			2014	2013	2012
Net periodic benefit cost:
Interest cost	$263	$231	$292	$34	$31	$49
Amortization of net loss (gain)	84	111	69	(14)	-	11
Amortization of prior service cost	-	-	-	(154)	(167)	(177)
Net periodic benefit cost (income)	$347	$342	$361	$(134)	$(136)	$(117)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	$1,012	$(477)	$747	$1	$(285)	$(66)
Amortization of net (loss) gain	(84)	(111)	(69)	14	-	(11)
Amortization of prior service cost	-	-	-	154	167	177
Total recognized in other comprehensive income (loss)	$928	$(588)	$678	$169	$(118)	$100
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$1,275	$(246)	$1,039	$35	$(254)	$(17)

         The amounts in accumulated other comprehensive (loss) income that are expected to be recognized as components of net periodic benefit cost during 2015 are as follows (in thousands):

	Pension Plans	Other Benefits
Net loss (gain)	$129	$(8)
Prior service credit	-	(92)
Total	$129	$(100)

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.     Employee Benefits Plans (continued)

The assumptions used to determine the plan’s financial status and postretirement benefit cost:

	Pension Plans			Other Benefits
	2014	2013	2012	2014	2013	2012
Discount rate for funded status	3.50%	4.00%	3.10%	3.10%	3.50%	2.65%
Discount rate for benefit cost	4.00%	3.10%	4.15%	3.50%	2.65%	3.70%
Health care cost assumed trend rate for next year				7.00%	7.50%	8.00%
Rate that the cost trend rate gradually declines to				5.50%	5.50%	5.50%
Year that the rate reaches the rate it is assumed to remain at				2018	2018	2018

            An increase or decrease in the assumed health care cost trend rate of one percentage point in each future year would affect the accumulated postretirement benefit obligation at December 31, 2014 by approximately $310 and the annual postretirement benefit cost by approximately $10.

         Estimated future benefit payments are as follows (in thousands):

	Pension Plans	Other Benefits
Estimated net future benefit payments:
2015	$606	$98
2016	599	92
2017	589	90
2018	575	82
2019	559	79
2020 - 2024	2,530	338

Estimated contributions for 2015	$606	$98

         The accrued liabilities relating to these plans are included in accrued salaries, wages and benefits and in long-term liabilities .The cash surrender value of company owned life insurance policies associated with the deferred compensation plan, net of policy loans ($11.0 million and $22.0 million at December 31, 2014 and 2013, respectively) and accrued interest, are reflected as an asset on the balance sheet.  During the fourth quarter of 2014, we used $15.0 million in cash to pay down loans and accrued interest against these policies.  Policy loan interest of $2.9 million, $2.7 million, and $2.4 million was charged to interest expense in 2014, 2013 and 2012, respectively.

8.      Restructuring and Related Charges

            We are currently leasing warehouse space in Stanleytown, Virginia, that goes through the end of 2015.  Over the last few years we have continually evaluated our overall warehousing and distribution requirements and in 2012 we reduced our usage of the Stanleytown, Virginia facility and exited it in 2014.  As a result, we took a charge for future lease obligations in 2012 of $418,000 for portions of the Stanleytown warehouse facility no longer used.  During the second quarter of 2014, we completely exited the facility and took a charge of $354,000 for the remaining lease obligation.

            In 2012, we made the strategic decision to consolidate our corporate office and High Point showroom into a single multi-purpose facility in High Point, North Carolina.  During 2013, we recorded $770,000 in restructuring charges in selling, general and administrative expenses for severance and relocation costs associated with this move and consolidation.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.      Restructuring and Related Charges (continued)

            The following table summarizes restructuring and related expenses for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Lease obligation	$354	$-	$418
Severance and other termination cost	-	770	17
Other cost	-	-	39
Total restructuring and related charges	$354	$770	$474

         The 2014 and 2012 expenses are in cost of sales in the consolidated statement of operations. The expenses for 2013 are recorded in the selling, general and administrative expenses in the consolidated statement of operations.

            Restructuring accrual activity for the years ended December 31, 2014 and 2013 follows (in thousands):

	Severance and other termination costs	Lease Obligations	Total
Accrual January 1, 2013	$-	$732	$732
Charges (credits) to expense	743	-	743
Cash Payments	(574)	(244)	(818)
Accrual December 31, 2013	169	488	657

(Credits) charges to expense	(54)	354	300
Cash payments	(115)	(362)	(477)
Accrual December 31, 2014	$-	$480	$480

9.         Discontinued Operations

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

Loss from discontinued operations, net of taxes, comprised the following (in thousands):

	2014	2013	2012
Net sales	$19,193	$38,385	$37,310
Cost of sales	37,805	41,428	39,333
Selling, general and administrative expenses	3,392	3,669	2,696
Loss from discontinued operations before income taxes	(22,004)	(6,712)	(4,719)
Income tax (benefit) expense	-	-	-
Loss from discontinued operations, net of taxes	$(22,004)	$(6,712)	$(4,719)

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.         Discontinued Operations (continued)

Loss from discontinued operations includes accelerated depreciation and amortization, write-down of inventories and other assets, severance and other termination costs, operating losses related to final manufacturing production and loss on sale of assets.  During the fourth quarter of 2014, we completed the sale of all property, plant and equipment for $5.5 million.

Net assets for discontinued operations are as follows (in thousands):

	December 31, 2014	December 31, 2013

Accounts receivable, net	$695	$6,394
Inventory	678	10,026
Property, plant and equipment	-	18,209
Other assets	-	1,744
Total assets	1,373	36,373
Accounts payable and other liabilities	93	3,003
Net assets	$1,280	$33,370

            The only ongoing costs for discontinued operations will be warehouse and shipping for distribution of discontinued inventory.

10.   Income for Continued Dumping and Subsidy Offset Act (CDSOA)

           The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection for imports covered by antidumping duty orders entering the United States through September 30, 2007 to qualified domestic producers.  During 2012, we recorded income of $39.3 million, net of related expenses, from CDSOA distributions previously withheld by Customs pending resolution of non-supporting producers’ claims seeking to share in these distributions. On October 6, 2014, the Supreme Court denied two of three of the Non-Supporting Producers’ petitions for certiorari review, and on December 15, 2014, the Supreme Court denied the third petition for review.  Accordingly, Customs should not seek or be entitled to obtain a return of our CDSOA distribution received in April 2012.  No proceeds were received in 2014 and 2013.

11.     Commitments and Contingencies

           During 2012, we entered into a lease agreement for a new corporate office and showroom location that will allow for the consolidation of our corporate offices and our High Point Market showroom into a single multi-purpose facility in High Point, North Carolina.  In addition, we entered into a lease agreement to open a new showroom within the Las Vegas Design Center located within the World Market Center Las Vegas in January 2013.  During 2014 we leased warehouse and distribution space, showroom and office space and certain technology equipment.  Rental expenses charged to operations were $2.7 million, $2.7 million and $2.4 million in 2014, 2013 and 2012, respectively.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.     Commitments and Contingencies (continued)

             At December 31, 2014, the future minimum lease payments for our current operating leases were as follows (in thousands):

Total
2015	$1,663
2016	1,223
2017	812
2018	875
2019	905
Thereafter	1,883
Total minimum lease payments	$7,361

           During 2011 we entered into an agreement for the issuance of letters of credit to cover estimated exposures, most notably with workman’s compensation claims.  This agreement requires us to maintain a compensating balance with the issuer for the amounts outstanding.  We currently have letters of credit outstanding in the amount of $1.2 million.  The compensating balance amount is reflected as restricted cash on the balance sheet.

           In the normal course of business, we are involved in claims and lawsuits, none of which currently, in management’s opinion, will have a material adverse effect on our Consolidated Financial Statements.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.     Quarterly Results of Operations (Unaudited)

(in thousands, except per share data)
2014 Quarters:	Revised First (Note 2)	Revised Second (Note 2)	Revised Third (Note 2)	Fourth
Net Sales	$14,642	$16,033	$13,928	$16,020
Gross profit	2,938	2,725	2,624	3,726
Net loss from continuing operations	(1,725)	(2,197)(1)	(1,438)	(2,528)
Net loss from discontinued operations	(2,901)	(17,303)	(1,118)	(682)
Net loss	(4,626)	(19,500)(1)	(2,556)	(3,210)
Basic loss per share(3):
Net loss from continuing operations	$(.12)	$(.16)	$(.10)	$(.18)
Net loss from discontinued operations	$(.21)	$(1.22)	$(.08)	$(.05)
Net loss	$(.33)	$(1.38)	$(.18)	$(.23)
Diluted loss per share(3):
Net loss income from continuing operations	$(.12)	$(.16)	$(.10)	$(.18)
Loss from discontinued operations	$(.21)	$(1.22)	$(.08)	$(.05)
Net loss	$(.33)	$(1.38)	$(.18)	$(.23)

2013 Quarters:	Revised First (Note 2)	Revised Second (Note 2)	Revised Third (Note 2)	Revised Fourth (Note 2)
Net Sales	$16,169	$14,465	$14,661	$13,264
Gross profit	4,040	2,546	3,461	2,553
Net loss from continuing operations	(593)(2)	(2,159)(2)	(770)(2)	(2,600)(2)
Net loss from discontinued operations	(1,501)	(1,370)	(1,700)	(2,141)
Net loss	(2,094)(2)	(3,529)(2)	(2,470)(2)	(4,741)(2)
Basic loss per share(3):
Net loss from continuing operations	$(.04)	$(.15)	$(.05)	$(.19)
Net loss from discontinued operations	$(.11)	$(.10)	$(.12)	$(.15)
Net loss	$(.15)	$(.25)	$(.17)	$(.34)
Diluted loss per share(3):
Net loss from continuing operations	$(.04)	$(.16)	$(.05)	$(.19)
Net loss from discontinued operations	$(.11)	$(.10)	$(.12)	$(.15)
Net loss	$(.15)	$(.25)	$(.17)	$(.34)

(1)    Includes charges of $354,000 for the future lease obligation for a portion of a leased facility no longer required.

(2)    Includes restructuring charges for the consolidation of corporate offices and High Point showroom into a single multi-purpose facility.  The 2013 impact were charges of $260,000, $262,000, $10,000 and $238,000 in the first quarter, second quarter, third quarter and fourth quarter, respectively.

(3)    The sum of individual quarterly net income per share may not agree to the total for the year due to each period’s computation being based on the weighted average number of common shares outstanding during each period.

STANLEY FURNITURE COMPANY, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For each of the Three Years in the Period Ended December 31, 2014

(in thousands)

Column A	Column B	Column C		Column D		Column E
	Balance at Beginning of Period	Charged (Credited) to Costs & Expenses
						Balance at End of Period

Descriptions				Deductions
2014
Doubtful receivables	$112	$171		$94	(a)	$189
Discounts, returns,
and allowances	158	28	(b)	-		186
	$270	$199		$94		$375
Valuation allowance for deferred tax assets	$10,727	$10,997		$-		$21,724

2013
Doubtful receivables	$120	$29		$37	(a)	$112
Discounts, returns,
and allowances	158	-		-		158
	$278	$29		$37		$270
Valuation allowance for deferred tax assets (revised)	$5,203	$5,524		-		$10,727

2012
Doubtful receivables	$210	$(49)		$41	(a)	$120
Discounts, returns,
and allowances	196	(38)	(b)	-		158
	$406	$(87)		$41		$278

Valuation allowance for deferred tax assets (revised)	$15,336	$(10,133)		$-		$5,203

(a) Uncollectible receivables written-off, net of recoveries.
(b) Represents net increase (decrease) in the reserve.

S-1