Form 10-Q
period 2015-03-28
STANLEY FURNITURE CO INC.
filed 2015-05-04
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

or

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

As of May 1, 2015, 14,957,915 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 28,	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$5,793	$5,584
Restricted cash	1,190	1,190
Accounts receivable, less allowances of $339 and $375	6,668	5,853
Inventories:
Finished goods	22,872	23,935
Work-in-process	148	268
Raw materials	33	13
Total inventories	23,053	24,216

Assets of discontinued operations	295	1,373
Prepaid expenses and other current assets	803	890
Deferred income taxes	49	66
Total current assets	37,851	39,172

Property, plant and equipment, net	1,944	1,990
Cash surrender value of life insurance policies, net	17,023	15,129
Other assets	3,360	3,416
Total assets	$60,178	$59,707

LIABILITIES
Current liabilities:
Accounts payable	$4,700	$6,425
Liabilities of discontinued operations	6	93
Accrued salaries, wages and benefits	1,625	1,738
Other accrued expenses	1,233	1,437
Total current liabilities	7,564	9,693

Deferred income taxes	49	66
Pension plans	6,492	6,936
Other long-term liabilities	2,206	2,033
Total liabilities	16,311	18,728

STOCKHOLDERS’ EQUITY
Common stock, $.02 par value, 25,000,000 shares authorized, 14,957,915 and 14,780,326 shares issued and outstanding	283	283
Capital in excess of par value	16,936	16,710
Retained earnings	29,338	26,683
Accumulated other comprehensive loss	(2,690)	(2,697)
Total stockholders’ equity	43,867	40,979
Total liabilities and stockholders’ equity	$60,178	$59,707

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months
	Ended
	March 28,	March 29,
	2015	2014

Net sales	$14,672	$14,642

Cost of sales	11,689	11,704

Gross profit	2,983	2,938

Selling, general and administrative expenses	3,646	4,278

Operating loss	(663)	(1,340)

Income from Continued Dumping and Subsidy Offset Act, net	3,820	-
Other income, net	11	331
Interest expense, net	330	726

Income (loss) from continuing operations before income taxes	2,838	(1,735)

Income tax expense (benefit)	65	(10)

Net income (loss) from continuing operations	2,773	(1,725)
Net loss from discontinued operations	(118)	(2,901)

Net income (loss)	$2,655	$(4,626)

Basic income (loss) per share:
Income (loss) from continuing operations	$.20	$(.12)
Loss from discontinued operations	(.01)	(.21)
Net income (loss)	$.19	$(.33)

Diluted income (loss) per share:
Income (loss) from continuing operations	$.19	$(.12)
Loss from discontinued operations	(.01)	(.21)
Net income (loss)	$.18	$(.33)

Weighted average shares outstanding:
Basic	14,236	14,163
Diluted	14,464	14,163

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months
	Ended
	March 28,	March 29,
	2015	2014

Net income (loss)	$2,655	$(4,626)
Other comprehensive income (loss):
Amortization of prior service cost	23	38
Amortization of actuarial loss	(30)	(18)
Adjustments to net periodic postretirement benefit cost	(7)	20
Comprehensive income (loss)	$2,662	$(4,646)

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 28,	March 29,
	2015	2014
Cash flows from operating activities:
Cash received from customers	$13,876	$13,480
Cash paid to suppliers and employees	(16,562)	(15,274)
Cash from Continued Dumping and Subsidy Offset Act	3,820	-
Interest (paid) received, net	(398)	3
Net cash provided (used) by operating activities	736	(1,791)

Cash flows from investing activities:
Sale of short-term securities	-	5,000
Purchase of other assets	-	(44)
Net cash provided by investing activities	-	4,956

Cash flows from financing activities:
Payments on insurance policy loans	(1,400)	-
Net cash used by financing activities	(1,400)	-

Cash flows from discontinued operations:
Cash provided (used) by operating activities	873	(400)
Cash used by investing activities	-	(19)
Net cash provided (used) by discontinued operations	873	(419)

Net increase in cash	209	2,746
Cash at beginning of period	5,584	7,218
Cash at end of period	$5,793	$9,964

Reconciliation of net loss to net cash provided (used) by operating activities:
Net income (loss)	$2,655	$(4,626)
Loss from discontinued operations	118	2,901
Depreciation and amortization	116	151
Stock-based compensation	226	223
Changes in assets and liabilities:
Accounts receivable	(815)	(1,437)
Inventories	1,163	94
Prepaid expenses and other assets	(406)	1,149
Accounts payable	(1,725)	78
Accrued salaries, wages and benefits	(121)	12
Other accrued expenses	(204)	75
Other long-term liabilities	(271)	(411)
Net cash provided (used) by operating activities	$736	$(1,791)

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

2.

Property, Plant and Equipment

	March 28,	December 31,
	2015	2014
Machinery and equipment	$ 3,883	$ 3,883
Leasehold improvements	1,833	1,833
Property, plant and equipment, at cost	5,716	5,716
Less accumulated depreciation	3,772	3,726
Property, plant and equipment, net	$ 1,944	$ 1,990

3.

Income taxes

During the first three months of 2015, we utilized $2.4 million of our net operating loss carry-forwards against income from the Continued Dumping and Subsidy Offset Act distributed by U.S. Customs and Border Protection in March of this year (see Note 7).  The income tax expense recognized during the current three month period is primarily generated from the federal alternative minimum tax.  The alternative minimum tax limits our ability to offset income generated during the period with net operating carry-forwards.  During the first three months of 2015, we reduced our valuation allowance against deferred tax assets from $21.7 million to $20.9 million at March 28, 2015.

We maintain a valuation allowance against deferred tax assets that currently exceed our deferred tax liabilities.  The primary assets covered by this valuation allowance are net operating loss carry-forwards. The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance.  Our results over the most recent three-year period were heavily affected by our business restructuring activities. Our cumulative loss in the most recent three-year period, in our view, represented sufficient negative evidence to require a valuation allowance under the provisions of ASC 740, Income Taxes. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Although realization is not assured, we have concluded that the remaining net deferred tax asset in the amount of $49 will be realized based on the reversal of existing deferred tax liabilities. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities. Should we determine that we will not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

Our effective tax rate for the current quarter was 2.2%, driven by the impact of the alternative minimum tax outlined above.  The effective tax rate in the prior year quarter was essentially zero since we had established a valuation allowance for our deferred tax assets in excess of our deferred tax liabilities.  The major reconciling items between our effective income tax rate and the federal statutory rate are the change in our valuation allowance and the cash surrender value on life insurance policies.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share data)

(unaudited)

4.

Employee Benefit Plans

Components of other postretirement benefit cost:

	Three Months Ended
	March 28,	March 29,
	2015	2014
Interest cost	$ 70	$ 75
Amortization of prior service benefit	(23)	(38)
Amortization of actuarial loss	30	18
Net periodic postretirement benefit cost	$ 77	$ 55

5.

Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding.  Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share.  Basic and diluted earnings per share are calculated using the following share data:

	Three Months Ended
	March 28,	March 29,
	2015	2014
Weighted average shares outstanding for basic calculation	14,236	14,163
Add: Effect of dilutive stock options	228	-
Weighted average shares outstanding,adjusted for diluted calculation	14,464	14,163

In the three month period ended March 28, 2015, approximately 926 stock options were excluded from the diluted per share calculation as they would be anti-dilutive.  In the 2014 first quarter period, the dilutive effect of stock options is not recognized since we had a net loss.  Approximately 1.8 million shares in 2014 were issuable upon the exercise of stock options, which were not included in the diluted per share calculation because they were anti-dilutive.  Also, 677 shares in 2014 of restricted stock were not included because they were anti-dilutive.

A reconciliation of the activity in Stockholders’ Equity accounts for the quarter ended March 28, 2015 is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Earnings	Loss
Balance at December 31, 2014	$ 283	$ 16,710	$ 26,683	$ (2,697)
Net income			2,655
Stock-based compensation		226
Adjustment to net periodic benefit cost				7
Balance at March 28, 2015	$ 283	$ 16,936	$ 29,338	$ (2,690)

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share data)

(unaudited)

6.

Restructuring and Related Charges

  During 2014, we completed the exit of our Stanleytown warehouse facility and took a charge for the remaining payments on the lease, which expires in December 2015.

  During 2013, we recorded restructuring charges in selling, general and administrative expenses for severance and relocation costs associated with the consolidation of our corporate office and High Point showroom into a single multi-purpose facility.  All of these expenses were paid out in 2014.

Restructuring accrual activity for the three months ending March 28, 2015 was as follows:

Lease Obligations
Accrual at January 1, 2015	$480
Charges to expense	-
Cash payments	(120)
Accrual at March 28, 2015	$360

Restructuring accrual activity for the three months ending March 29, 2014 was as follows:

	Lease Obligations	Severance and other termination costs	Total
Accrual at January 1, 2014	$ 488	$ 169	$ 657
Charges to expense	-	-	-
Cash payments	(61)	(104)	(165)
Accrual at March 29, 2014	$ 427	$ 65	$ 492

The restructuring accrual is classified as “Other accrued expenses”.

7.

Income from Continued Dumping and Subsidy Offset Act (CDSOA)

We recorded income of $3.8 million in March 2015 from CDSOA distributions previously withheld by Customs pending resolution of non-supporting producers’ claims seeking to share in these distributions.  No funds were received in the prior year.  Subsequent to the quarter end, we received additional distributions of $1.1 million from the previously withheld funds.

8.

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

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share data)

(unaudited)

8.

Discontinued Operations (continued)

Loss from discontinued operations, net of taxes, comprised the following:

	Three Months
	Ended
	March 28,	March 29,
	2015	2014
Net sales	$ 207	$ 7,249
Cost of sales	393	9,010
Selling, general and administrative expenses	(68)	1,140
Loss from discontinued operations before income taxes	(118)	(2,901)
Income tax	-	-
Loss from discontinued operations, net of income taxes	$ (118)	$ (2,901)

Loss from discontinued operations includes write-down of inventories and other assets, severance and other termination costs and operating losses related to final manufacturing production.

Net assets for discontinued operations are as follows:

	March 28,	December 31,
	2015	2014
Accounts receivable, net	$ 61	$ 695
Inventory, net	234	678
Total assets	295	1,373
Accounts payable and other liabilities	6	93
Net assets	$ 289	$ 1,280

The only ongoing costs for discontinued operations will be warehouse and shipping for distribution of discontinued inventory.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Operations:

	Three Months Ended
	March 28,	March 29,
	2015	2014
Net sales	100.0%	100.0%
Cost of sales	79.7	79.9
Gross profit	20.3	20.1
Selling, general and administrative expenses	24.8	29.2
Operating loss	(4.5)	(9.1)
CDSOA income	26.0	-
Other income, net	.1	2.3
Interest expense, net	2.3	5.0
Income (loss) from continuing operations before income taxes	19.3	(11.8)
Income tax expense (benefit)	.4	-
Net income (loss) from continuing operations	18.9	(11.8)
Net loss from discontinued operations	(.8)	(19.8)
Net income (loss)	18.1%	(31.6)%

Net sales of $14.7 million for the three month period ended March 28, 2015, were basically flat compared to the comparable 2014 period as higher average selling prices, from a favorable product mix, offset a slight decline in units.

Gross profit for the first three months of 2015 increased to $3.0 million, or 20.3% of net sales, from $2.9 million, or 20.1% of net sales, for the comparable three months of 2014.  The increase in gross profit was driven by lower sales discounts and lower operation support costs, partially offset by higher ocean freight costs resulting from West Coast port issues.  These higher freight costs are expected to continue into the second quarter of 2015.

Selling, general and administrative expenses decreased to $3.6 million, or 24.8% of net sales, for the three month period of 2015 from $4.3 million, or 29.2% of net sales, for the comparable three month period of 2014.  The decrease in spending is the result of lowering our overall organizational costs by right-sizing our structure to align with the lower volume levels and operations model.  Partially offsetting these savings are higher commissions and legal and professional expenditures.  The right-sizing began after the decision to discontinue the Young America product line at the end of the first quarter of 2014.

As a result, operating loss as a percentage of net sales was 4.5% for the three-month period of 2015 compared to a loss of 9.1% for the comparable 2014 period.

During the current year three month period we recorded income of $3.8 million from the receipt of funds under the Continued Dumping and Subsidy Offset Act (CDSOA).

Other income in the prior year quarter was for the reversal of tariff accruals on imported bedroom furniture that U.S. Customs liquidated during that quarter without assessing any additional liability.

Interest expense for the three month period of 2015 decreased $400,000 from the comparable 2014 period.  Interest expense is composed of interest on loans against cash surrender value of insurance policies from a legacy deferred compensation plan.  The increase in cash surrender value is recorded in operating income to offset our overall benefit cost.  In November 2014, we used excess cash to pay down $13.7 million in outstanding loans, and we paid down an additional $1.4 million in outstanding loans in March 2015, lowering our interest expense going forward.  Subsequent to the end of current year quarter, we used an additional $3.0 million to pay down outstanding loans and accrued interest.  At current outstanding loan levels, interest expense would be approximately $900,000 annually.

Our effective tax rate for the current quarter was 2.2%, due to alternative minimum tax limiting our ability to offset all of our income generated during the period with net operating carry-forwards. The effective tax rate in the prior year quarter was essentially zero since we had established a valuation allowance for our deferred tax assets in excess of our deferred tax liabilities.  The major reconciling items between our effective income tax rate and the federal statutory rate are changes in our valuation allowance and the cash surrender value on life insurance policies.  The benefit in the prior year period was primarily from the release of reserves due to lapse of statute of limitations.

During 2014, we ceased production of our Young America product line and closed our manufacturing operation in Robbinsville, North Carolina.  A loss of $118,000 was recognized from discontinued operations in the first quarter of 2015, as we continue to sell off inventory and collect outstanding receivables.  The loss from discontinued operations for 2014 was $22.0 million and consisted mostly of asset impairment charges, costs of finalizing operations and severance and other termination costs.  Approximately $2.9 million of this loss occurred in the first quarter of 2014.  Future expenses related to the discontinued operations will result in expenses to support continued warehousing and shipping activities for the remaining finished goods inventory of this product line, which should be minimal.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand, cash generated from operations and cash surrender value of life insurance policies. While we believe that our business strategy will be successful, we cannot predict with certainty the ultimate impact on our revenues, operating costs and cash flow from operations.  We expect cash on hand to be adequate for ongoing operational and capital expenditures for the foreseeable future.  At March 28, 2015 we had $5.8 million in cash, $1.2 million in restricted cash and $17.0 million available in cash surrender value on life insurance policies.

Working capital, excluding cash, restricted cash and net assets of discontinued operations, increased to $23.0 million at March 28, 2015 from $21.4 million on December 31, 2014.  The increase was primarily the result of an increase in accounts receivable and decreases in accounts payable and accrued salaries wages and benefits, partially offset by a decrease in inventory.

Cash provided by operations was $736,000 in the current quarter of 2015 compared to cash used of $1.8 million in the comparable prior year quarter.  The cash generation in 2015 was the result of receiving $3.8 million on CDSOA proceeds during the period.  Partially offsetting those receipts were higher cash payments to suppliers, largely driven by timing of container shipments and higher freight costs associated with the West Coast port issues, and the payment of $400,000 in accrued interest as part of our pay-down on loans against the cash surrender value of life insurance policies.

No investing activities occurred in the current quarter of 2015.  During the first quarter of 2014, the net cash provided was the result of the maturity of a short-term investment of $5.0 million.

Net cash used by financing activities in the first quarter of 2015 was $1.4 million for the pay-down of life insurance policy loans under our deferred compensation plan.  No financing activities occurred in prior year quarter.  Subsequent to quarter end, we used an additional $3.0 million in cash to continue to pay down the life insurance policy loans and accrued interest under our deferred compensation plan.

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

In November 2012, December 2013, and November 2014 Customs disclosed that it withheld $3.0 million, $6.4 million, and $5.7 million respectively in each of those years, in funds related to the antidumping duty order on wooden bedroom furniture from China that was otherwise available for distribution until the amounts at issue in the pending litigation had been resolved.  In March 2015, following the conclusion of all appeals, Customs began distributing the withheld funds to the Supporting Producers.  Our allocated share of the distributed 2012, 2013, and 2014 withheld funds totaled $4.8 million, which we received during late March and early April 2015.

In November 2014, Customs also had announced that 2014 and 2015 CDSOA distributions were subject to sequestration under the Budget Control Act at the rate of 7.2 percent and 7.3 percent, respectively.  On March 17, 2015, however, the government concluded that the amounts sequestered during Fiscal Year 2014 and Fiscal Year 2015 would become available in the subsequent fiscal year, and Customs recently announced that it is preparing supplemental disbursements to the Supporting Producers for the 2014 sequestered funds.  Our share of these funds, totaling $147,000, was distributed subsequent to quarter end.

Due to the uncertainty of the various legal and administrative processes, we cannot provide assurances as to the amount of additional CDSOA funds that ultimately will be received, if any, and we cannot predict when we may receive any additional CDSOA funds.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2014 Annual Report on Form 10-K.

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

ITEM 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 28, 2015, the end of the period covered by this quarterly report.

Changes in internal controls over financial reporting

As identified in our 2014 Annual Report on Form 10-K, management identified a material weakness as we did not appropriately design, document, or maintain effective internal controls over our period-end financial reporting processes related to the preparation and analysis of account reconciliations and estimates primarily related to accounts payable and certain expenses.  Additionally, our internal controls were not sufficiently designed or maintained to allow a member of the accounting department other than the preparer to perform adequate and timely reviews of information in order to prevent or detect potential errors.  The material weakness resulted in revisions to our consolidated financial statements for fiscal years 2013 and 2012, and interim periods in 2014. Additionally, the material weakness was not remediated by December 31, 2014 and could result in a misstatement of the account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.  During the three months ended March 28, 2015, internal controls were designed and implemented to ensure proper preparation of these account reconciliations and estimates and timely review by a member of the accounting department other than the preparer in order to prevent and detect potential errors. These changes materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These controls have been tested and we found them to be effective as key reconciliations and controls had been designed and documents during the first quarter of 2015.  Therefore, we have concluded the material weakness has been remediated as of March 28, 2015.

Part II. OTHER INFORMATION

ITEM 6. Exhibits

3.1

Restated Certificate of Incorporation of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended July 2, 2005).

3.2	By-laws of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed February 3, 2010).

31.1	Certification by Glenn Prillaman, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification by Anita W. Wimmer, our Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Glenn Prillaman, our Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Anita W. Wimmer, our Principal Accounting Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of cash flows, (v) the notes to the consolidated financial statements, and (vi) document and entity information.(1)

(1)

Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2015	STANLEY FURNITURE COMPANY, INC.

	By:	/s/ Anita W. Wimmer
Anita W. Wimmer
Vice President of Finance
(Principal Financial and Accounting Officer)