Form 10-Q
period 2015-06-27
STANLEY FURNITURE CO INC.
filed 2015-07-28
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015

or

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

(336-884-7700)

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

As of July 24, 2015, 14,911,453 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 27, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$4,830	$5,584
Restricted cash	663	1,190
Accounts receivable, less allowances of $464 and $375	7,334	5,853
Inventories:
Finished goods	22,628	23,935
Work-in-process	36	268
Raw materials	1	13
Total inventories	22,665	24,216

Assets of discontinued operations	100	1,373
Prepaid expenses and other current assets	935	890
Deferred income taxes	47	66
Total current assets	36,574	39,172

Property, plant and equipment, net	1,898	1,990
Cash surrender value of life insurance policies, net	20,517	15,129
Other assets	3,288	3,416
Total assets	$62,277	$59,707

LIABILITIES
Current liabilities:
Accounts payable	$6,166	$6,425
Liabilities of discontinued operations	32	93
Accrued salaries, wages and benefits	1,691	1,738
Other accrued expenses	475	1,437
Total current liabilities	8,364	9,693

Deferred income taxes	47	66
Pension plans	6,452	6,936
Other long-term liabilities	2,059	2,033
Total liabilities	16,922	18,728

STOCKHOLDERS’ EQUITY
Common stock, $.02 par value, 25,000,000 shares authorized, 14,972,987 and 14,780,326 shares issued and outstanding	283	283
Capital in excess of par value	17,116	16,710
Retained earnings	30,641	26,683
Accumulated other comprehensive loss	(2,685)	(2,697)
Total stockholders’ equity	45,355	40,979
Total liabilities and stockholders’ equity	$62,277	$59,707

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per share data)
(unaudited)

	Three Months		Six Months
	Ended		Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014

Net sales	$15,133	$16,033	$29,805	$30,675

Cost of sales	11,294	13,308	22,983	25,012

Gross profit	3,839	2,725	6,822	5,663

Selling, general, and administrative expenses	3,452	4,183	7,098	8,461

Operating income (loss)	387	(1,458)	(276)	(2,798)

Income from Continued Dumping and Subsidy Offset Act, net	1,076	-	4,896	-
Other income (expense), net	29	(19)	40	312
Interest expense, net	210	731	540	1,457

Income (loss) from continuing operations before taxes	1,282	(2,208)	4,120	(3,943)

Income tax expense (benefit)	14	(11)	79	(21)

Net income (loss) from continuing operations	1,268	(2,197)	4,041	(3,922)
Net income (loss) from discontinued operations	35	(17,303)	(83)	(20,204)

Net income (loss)	$1,303	$(19,500)	$3,958	$(24,126)

Basic income (loss) per share:
Income (loss) from continuing operations	$.09	$(.16)	$.29	$(.28)
Income (loss) from discontinued operations	-	(1.22)	(.01)	(1.42)
Net income (loss)	$.09	$(1.38)	$.28	$(1.70)

Diluted income (loss) per share:
Income (loss) from continuing operations	$.09	$(.16)	$.28	$(.28)
Income (loss) from discontinued operations	-	(1.22)	(.01)	(1.42)
Net income (loss)	$.09	$(1.38)	$.27	$(1.70)

Weighted average shares outstanding:
Basic	14,260	14,167	14,250	14,165
Diluted	14,497	14,167	14,461	14,165

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months		Six Months
	Ended		Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014

Net income (loss)	$1,303	$(19,500)	$3,958	$(24,126)
Other comprehensive income (loss):
Amortization of prior service cost	23	39	46	77
Amortization of actuarial loss	(28)	(20)	(58)	(38)
Adjustments to net periodic benefit cost	(5)	19	(12)	39
Comprehensive income (loss)	$1,308	$(19,519)	$3,970	$(24,165)

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 27,	June 28,
	2015	2014
Cash flows from operating activities:
Cash received from customers	$28,042	$29,197
Cash paid to suppliers and employees	(30,309)	(34,709)
Cash from Continued Dumping and Subsidy Offset Act	4,896	-
Interest paid, net	(670)	(2,882)
Income taxes paid	(90)	-
Net cash provided (used) by operating activities	1,869	(8,394)

Cash flows from investing activities:
Decrease in restricted cash	527	547
Sale of short-term securities	-	10,000
Purchase of other assets	-	(44)
Net cash provided by investing activities	527	10,503

Cash flows from financing activities:
Payments on insurance policy loans	(4,279)	-
Proceeds from insurance policy loans	-	2,701
Net cash (used) provided by financing activities	(4,279)	2,701

Cash flows from discontinued operations:
Cash provided (used) by operating activities	1,129	(83)
Cash used by investing activities	-	(51)
Net cash provided (used) by discontinued operations	1,129	(134)

Net (decrease) increase in cash	(754)	4,676
Cash at beginning of period	5,584	7,218
Cash at end of period	$4,830	$11,894

Reconciliation of net loss to net cash provided (used) by operating activities:
Net income (loss)	$3,958	$(24,126)
Loss from discontinued operations	83	20,204
Depreciation and amortization	234	323
Stock-based compensation	406	455

Changes in assets and liabilities:
Accounts receivable	(1,481)	(1,726)
Inventories	1,551	19
Prepaid expenses and other assets	(1,153)	(3,803)
Accounts payable	(259)	(640)
Accrued salaries, wages and benefits	(48)	1,093
Other accrued expenses	(964)	327
Other long-term liabilities	(458)	(520)
Net cash provided (used) by operating activities	$1,869	$(8,394)

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

2.

Property, Plant and Equipment

	June 27, 2015	December 31, 2014

Machinery and equipment	$3,869	$3,883
Leasehold improvements	1,833	1,833
Property, plant and equipment, at cost	5,702	5,716
Less accumulated depreciation	3,804	3,726
Property, plant and equipment, net	$1,898	$1,990

3.

Income taxes

During the first six months of 2015, we utilized $3,357 of our net operating loss carry-forwards against income from the Continued Dumping and Subsidy Offset Act distributed by U.S. Customs and Border Protection in March and April of this year (see Note 7).  The income tax expense recognized during the current three and six month periods was primarily generated from the federal alternative minimum tax.  The alternative minimum tax limits our ability to offset income generated during the period with net operating loss carry-forwards. During the first six months of 2015, we reduced our valuation allowance against deferred tax assets from $21,724 to $20,565 at June 27, 2015.

We maintain a valuation allowance against deferred tax assets that currently exceed our deferred tax liabilities.  The primary assets covered by this valuation allowance are net operating loss carry-forwards. The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance.  Our results over the most recent three-year period were heavily affected by our business restructuring activities. Our cumulative loss in the most recent three-year period, in our view, represented sufficient negative evidence to require a valuation allowance under the provisions of ASC 740, Income Taxes. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Although realization is not assured, we have concluded that the remaining net deferred tax asset in the amount of $47 will be realized based on the reversal of existing deferred tax liabilities. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities. Should we determine that we will not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share data)

(unaudited)

3.

Income taxes (continued)

Our effective tax rates for the current three and six month periods were 1.1% and 2.0%, respectively, driven by the impact of the alternative minimum tax outlined above.  The effective tax rate in the prior year three and six month periods was essentially zero since we had established a valuation allowance for our deferred tax assets in excess of our deferred tax liabilities.  The major reconciling items between our effective income tax rate and the federal statutory rate are the change in our valuation allowance and the cash surrender value on life insurance policies.

4.

Employee Benefit Plans

Components of other postretirement benefit cost:

	Three Months		Six Months
	Ended		Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Interest cost	$70	$74	$140	$149
Amortization of prior service benefit	(23)	(39)	(46)	(77)
Amortization of actuarial loss	28	20	58	38
Net periodic postretirement benefit cost	$75	$55	$152	$110

5.

Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding.  Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share.  Basic and diluted earnings per share are calculated using the following share data:

	Three Months		Six Months
	Ended		Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Weighted average shares outstanding for basic calculation	14,260	14,167	14,250	14,165
Add: Effect of dilutive stock awards	237	-	211	-
Weighted average shares outstanding, adjusted for diluted calculation	14,497	14,167	14,461	14,165

In the three and six month periods ended June 27, 2015, approximately 1,378 and 1,361 stock options respectively, were excluded from the diluted per share calculation as they would be anti-dilutive.  In the 2014 three and six month periods, the dilutive effect of stock options is not recognized since we had a net loss.  Approximately 1,765 shares in the three and six month periods of 2014 were issuable upon the exercise of stock options, which were not included in the diluted per share calculation because they were anti-dilutive.  Also, 707 shares in 2014 of restricted stock were not included because they were anti-dilutive.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share data)

(unaudited)

5.

Stockholders’ Equity (continued)

A reconciliation of the activity in Stockholders’ Equity accounts for the first six months ended June 27, 2015 is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Earnings	Loss
Balance at December 31, 2014	$283	$16,710	$26,683	$(2,697)
Net income	-	-	3,958	-
Stock-based compensation	-	406	-	-
Adjustment to net periodic benefit cost	-	-	-	12
Balance at June 27, 2015	$283	$17,116	$30,641	$(2,685)

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

Restructuring accrual activity for the six months ended June 27, 2015 was as follows:

Lease Obligations
Accrual at January 1, 2015	$480
Charges to expense	-
Cash payments	(240)
Accrual at June 27, 2015	$240

Restructuring accrual activity for the six months ended June 28, 2014 was as follows:

	Lease Obligations	Severance and other termination costs	Total
Accrual at January 1, 2014	$488	$169	$657
Charges to expense	354	(39)	315
Cash payments	(122)	(116)	(238)
Accrual at June 28, 2014	$720	$14	$734

The restructuring accrual is classified as “Other accrued expenses”.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share data)

(unaudited)

7.

Income from Continued Dumping and Subsidy Offset Act (CDSOA)

We recorded income of $1,076 and $4,896 in the three and six month periods ended June 27, 2015, respectively, from CDSOA distributions previously withheld by Customs pending resolution of non-supporting producers’ claims seeking to share in these distributions.  No funds were received in the prior year six month period.

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

Loss from discontinued operations, net of taxes, comprised the following:

	Three Months		Six Months
	Ended		Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Net sales	$331	$8,005	$538	$15,254
Cost of sales	326	23,196	719	32,206
Selling, general and administrative expenses, net	(30)	2,112	(98)	3,252
Income (loss) from discontinued operations before income taxes	35	(17,303)	(83)	(20,204)
Income taxes	-	-	-	-
Income (loss) from discontinued operations, net of income taxes	$35	$(17,303)	$(83)	$(20,204)

Loss from discontinued operations includes accelerated depreciation and amortization, write-down of inventories and other assets, severance and other termination costs and operating losses related to final manufacturing production.

Net assets for discontinued operations are as follows:

	June 27,	December 31,
	2015	2014
Accounts receivable, net	$100	$695
Inventory, net	-	678
Total assets	100	1,373
Accounts payable and other liabilities	32	93
Net assets	$68	$1,280

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.6	83.0	77.1	81.5
Gross profit	25.4	17.0	22.9	18.5
Selling, general and administrative expenses	22.8	26.1	23.8	27.6
Operating income (loss)	2.6	(9.1)	(.9)	(9.1)
CDSOA income	7.1	-	16.4	-
Other income (expense), net	.2	(.1)	.1	1.0
Interest expense, net	1.4	4.6	1.8	4.8
Income (loss) from continuing operations before income taxes	8.5	(13.8)	13.8	(12.9)
Income tax expense (benefit)	.1	(.1)	.2	(.1)
Net income (loss) from continuing operations	8.4	(13.7)	13.6	(12.8)
Net income (loss) from discontinued operations	.2	(107.9)	(.3)	(65.9)
Net income (loss)	8.6%	(121.6)%	13.3%	(78.7)%

Net sales of $15.1 million for the three month period ended June 27, 2015, decreased $900,000, or 5.6%, compared to the comparable 2014 period.   For the six month period ended June 27, 2015, net sales decreased $870,000, or 2.8%, from the comparable 2014 period.  The decrease in both periods was driven by lower unit volume, partially offset by higher average selling prices resulting from a favorable product mix.

Gross profit for the current three month period increased to $3.8 million, or 25.4% of net sales, from $2.7 million, or 17.0% of net sales, for the comparable three months of 2014.  Gross profit for the current six month period increased to $6.8 million, or 22.9% of net sales, from $5.7 million, or 18.5% of net sales, for the comparable six months of 2014.  The increase in gross profit in both the three and six month periods was driven by lower sales discounts and lower operation support costs.  Partially offsetting these improvements in the second quarter was lower sales and partially offsetting these improvements for the six month period was higher ocean freight costs resulting from West Coast port issues.  The prior year three and six month periods reflect a restructuring charge of $354,000 for future lease commitments on a warehouse facility that is no longer utilized.

Selling, general and administrative expenses for the three and six month periods of 2015 were $3.5 million and $7.1 million, or 22.8% and 23.8% of net sales, respectively, compared to $4.2 million and $8.5 million, or 26.1% and 27.6% of net sales, in the comparable 2014 periods.  The lower percentages were the result of lower expenditures resulting from the lowering of our overall organizational costs by right-sizing our structure to align with the lower volume levels and operations model.  Partially offsetting these savings are higher showroom expenditures to support the launch of our new nursery and youth line Stone and Leigh.  The right-sizing began after the decision to discontinue the Young America product line in the second quarter of 2014 and a majority of the savings were not realized until the second half of 2014.

As a result, operating income as a percentage of net sales was 2.6% for the current three month period and an operating loss of 0.9% for the current six month period compared to losses of 9.1% in both of the comparable 2014 periods.

During the current year three and six month periods we recorded income of $1.1 million and $4.9 million, respectively, from the receipt of funds under the Continued Dumping and Subsidy Offset Act (CDSOA).

Other income in the prior year six month period was for the reversal of tariff accruals on imported bedroom furniture that U.S. Customs liquidated in the prior year first quarter without assessing any additional liability.

Interest expense for the three and six month periods of 2015 decreased $521,000 and $917,000, respectively, from the comparable 2014 periods.  Interest expense is composed of interest on loans against cash surrender value of insurance policies from a legacy deferred compensation plan.  The increase in cash surrender value is recorded in operating income to offset our overall benefit cost.  In November 2014, we used excess cash to pay down $13.7 million in outstanding loans.  In 2015, we paid down an additional $1.4 million in outstanding loans in March and $2.9 million in April, lowering our interest expense going forward.  At current outstanding loan levels, interest expense would be approximately $900,000 annually.

Our effective tax rates for the current three and six month periods were 1.1% and 2.0%, due to alternative minimum tax limiting our ability to offset all of our income generated during the period with net operating loss carry-forwards. The effective tax rate in the prior year quarter was essentially zero since we had established a valuation allowance for our deferred tax assets in excess of our deferred tax liabilities.  The major reconciling items between our effective income tax rate and the federal statutory rate are changes in our valuation allowance and the cash surrender value on life insurance policies.  The benefit in the prior year period was primarily from the release of reserves due to lapse of statute of limitations.

During 2014, we ceased production of our Young America product line and closed our manufacturing operation in Robbinsville, North Carolina.  Income of $35,000 and a loss of $83,000 were recognized from discontinued operations in the three and six month periods ended June 27, 2015, as we sold off all remaining inventory and continue to collect outstanding receivables.  The loss from discontinued operations for 2014 was $22.0 million and consisted mostly of asset impairment charges, costs of finalizing operations and severance and other termination costs.  Approximately $17.3 million and $20.2 million of the loss occurred in the comparable three and six month periods of 2014, respectively. No future expenses related to the discontinued operations should occur since all inventory has been sold.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand, cash generated from operations and cash surrender value of life insurance policies. While we believe that our business strategy will be successful, we cannot predict with certainty the ultimate impact on our revenues, operating costs and cash flow from operations.  We expect cash on hand to be adequate for ongoing operational and capital expenditures for the foreseeable future.  At June 27, 2015 we had $4.8 million in cash, $663,000 in restricted cash and $20.5 million available in cash surrender value on life insurance policies.

Working capital, excluding cash, restricted cash and net assets of discontinued operations, increased to $22.6 million at June 27, 2015 from $21.4 million on December 31, 2014. The increase was primarily the result of higher accounts receivable balances as shipping volumes were more heavily weighted near the end of the current quarter and decreases in accounts payable driven by lower in-transit inventory from our vendors and a decline in accrued expenses resulting predominantly from reductions in deferred revenue and restructuring accruals.  Partially offsetting these increases was a decrease in inventory resulting from our efforts to properly align our inventory levels with demand.

Cash provided by operations was $1.9 million in the current six months of 2015 compared to cash used of $8.4 million in the comparable prior year period. The cash generation in 2015 was the result of receiving $4.9 million on CDSOA proceeds during the period.  Excluding the CDSOA receipts, the improvement in cash flow from operating activities was driven by lower cash payments to suppliers and employees as the benefits of aligning our organizational structure with our new operations model were not realized until the second half of last year. In addition, lower interest payments as the result of our paying down of loans against cash surrender value of insurance policies from a legacy deferred compensation plan of $13.7 million in 2014 and $4.3 million in the current year, improved our cash flow from operations.  Partially offsetting these improvements was lower cash receipts due to lower sales volume.

Cash provided by investing activities was $527,000 in the current six months with the release of restricted cash. During the six month period of 2014, the net cash provided of $10.5 million was the result of the maturity of a short-term investment of $10.0 million and the release of $547,000 in restricted cash.  In both the current and prior year periods, the release of restricted cash was the result of reductions in outstanding letters of credit required by our insurance company for potential workers compensation claims.

Net cash used by financing activities in the first six months of 2015 was $4.3 million for the pay-down of life insurance policy loans under our legacy deferred compensation plan.  Net cash provided of $2.7 million in the six month period of 2014 was from loans against the cash surrender value of insurance policies.  These proceeds were used to pay interest due on outstanding policy loans which is shown as a use of cash in operating activities.

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

In November 2014, Customs also had announced that 2014 and 2015 CDSOA distributions were subject to sequestration under the Budget Control Act at the rate of 7.2 percent and 7.3 percent, respectively.  On March 17, 2015, however, the government concluded that the amounts sequestered during Fiscal Year 2014 and Fiscal Year 2015 would become available in the subsequent fiscal year.  Our share of the 2014 sequestered funds, totaling $147,000, was received in April 2015.

Recently, Customs disclosed that as of April 30, 2015, $626,342 in collected duties was potentially available for distribution in 2015 to eligible manufactures of wooden bedroom furniture.  Customs noted that the final amounts available for distribution in 2015 could be higher or lower than the preliminary amounts due to liquidations, re-liquidations, protests, or other events affecting entries.  This amount, at least in part, may have come from the secured duties on unliquidated entries in Customs’ clearing account as of October 1, 2014, but Customs has not updated the amount of duties that remain secured by cash deposits and bonds on un-liquidated entries of wooden bedroom furniture.  Assuming our percentage allocation in 2015 is the same as it was for the 2014 distributions, the 2014 preliminary CDSOA amount does not change and adjusted for the sequestered amounts noted above, we expect to receive approximately $200,000 in the fourth quarter of 2015.

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

ITEM 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 27, 2015, the end of the period covered by this quarterly report.

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of cash flows, (v) the notes to the consolidated financial statements, and (vi) document and entity information.(1)

(1)	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2015	STANLEY FURNITURE COMPANY, INC.

	By:	/s/ Anita W. Wimmer
Anita W. Wimmer
Vice President of Finance
(Principal Financial and Accounting Officer)