Form 10-Q
period 2015-09-26
STANLEY FURNITURE CO INC.
filed 2015-10-27
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2015

or

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

As of October 23, 2015, 14,911,453 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

September 26, 2015		December 31, 2014

ASSETS
Current assets:
Cash	$5,577	$5,584
Restricted cash	663	1,190
Accounts receivable, less allowances of $464 and $375	6,741	5,853
Inventories:
Finished goods	20,989	23,935
Work-in-process	19	268
Raw materials	-	13
Total inventories	21,008	24,216

Assets of discontinued operations	-	1,373
Prepaid expenses and other current assets	827	890
Deferred income taxes	38	66
Total current assets	34,854	39,172

Property, plant and equipment, net	1,851	1,990
Cash surrender value of life insurance policies, net	20,725	15,129
Other assets	3,218	3,416
Total assets	$60,648	$59,707

LIABILITIES
Current liabilities:
Accounts payable	$3,904	$6,425
Liabilities of discontinued operations	16	93
Accrued salaries, wages and benefits	1,569	1,738
Other accrued expenses	413	1,437
Total current liabilities	5,902	9,693

Deferred income taxes	38	66
Pension plans	6,504	6,936
Other long-term liabilities	2,245	2,033
Total liabilities	14,689	18,728

STOCKHOLDERS’ EQUITY
Common stock, $.02 par value, 25,000,000 shares authorized, 14,911,453 and 14,780,326 shares issued and outstanding	283	283
Capital in excess of par value	17,249	16,710
Retained earnings	31,106	26,683
Accumulated other comprehensive loss	(2,679)	(2,697)
Total stockholders’ equity	45,959	40,979
Total liabilities and stockholders’ equity	$60,648	$59,707

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended

	Sept. 26, 2015	Sept. 27, 2014	Sept. 26, 2015	Sept. 27, 2014

Net sales	$13,760	$13,928	$43,565	$44,603

Cost of sales	10,350	11,304	33,333	36,316

Gross profit	3,410	2,624	10,232	8,287

Selling, general, and administrative expenses	2,823	3,294	9,921	11,755

Operating income (loss)	587	(670)	311	(3,468)

Income from Continued Dumping and Subsidy Offset Act, net	-	-	4,896	-
Other income, net	12	24	52	336
Interest expense, net	216	802	756	2,259

Income (loss) from continuing operations before taxes	383	(1,448)	4,503	(5,391)

Income tax (benefit) expense	(8)	(10)	71	(31)

Net income (loss) from continuing operations	391	(1,438)	4,432	(5,360)
Net income (loss) from discontinued operations	74	(1,118)	(9)	(21,322)

Net income (loss)	$465	$(2,556)	$4,423	$(26,682)

Basic income (loss) per share:
Income (loss) from continuing operations	$.03	$(.10)	$.31	$(.38)
Income (loss) from discontinued operations	-	(.08)	-	(1.50)
Net income (loss)	$.03	$(.18)	$.31	$(1.88)

Diluted income (loss) per share:
Income (loss) from continuing operations	$.03	$(.10)	$.30	$(.38)
Income (loss) from discontinued operations	-	(.08)	-	(1.50)
Net income (loss)	$.03	$(.18)	$.30	$(1.88)

Weighted average shares outstanding:
Basic	14,285	14,209	14,260	14,185
Diluted	14,548	14,209	14,531	14,185

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended

	Sept. 26, 2015	Sept. 27, 2014	Sept. 26, 2015	Sept. 27, 2014

Net income (loss)	$465	$(2,556)	$4,423	$(26,682)
Other comprehensive income (loss):
Amortization of prior service cost	23	38	69	115
Amortization of actuarial loss	(29)	(18)	(87)	(56)
Adjustments to net periodic benefit cost	(6)	20	(18)	59
Comprehensive income (loss)	$471	$(2,576)	$4,441	$(26,741)

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 26, 2015	September 27, 2014

Cash flows from operating activities:
Cash received from customers	$42,426	$43,868
Cash paid to suppliers and employees	(44,091)	(50,576)
Cash from Continued Dumping and Subsidy Offset Act	4,896	-
Interest paid, net	(670)	(2,884)
Income taxes paid	(103)	-
Net cash provided (used) by operating activities	2,458	(9,592)

Cash flows from investing activities:
Decrease in restricted cash	527	547
Sale of short-term securities	-	10,000
Purchase of other assets	-	(44)
Net cash provided by investing activities	527	10,503

Cash flows from financing activities:
Payments on insurance policy loans	(4,279)	-
Proceeds from insurance policy loans	-	2,701
Net cash (used) provided by financing activities	(4,279)	2,701

Cash flows from discontinued operations:
Cash provided by operating activities	1,287	4,271
Cash provided by investing activities	-	3,479
Net cash provided by discontinued operations	1,287	7,750

Net (decrease) increase in cash	(7)	11,362
Cash at beginning of period	5,584	7,218
Cash at end of period	$5,577	$18,580

Reconciliation of net income (loss) to net cash provided (used) by operating activities:

Net income (loss)	$4,423	$(26,682)
Loss from discontinued operations	9	21,322
Depreciation and amortization	352	408
Stock-based compensation	539	634

Changes in assets and liabilities:
Accounts receivable	(888)	(580)
Inventories	3,208	922
Prepaid expenses and other assets	(1,253)	(3,076)
Accounts payable	(2,521)	(2,413)
Accrued salaries, wages and benefits	(161)	455
Other accrued expenses	(1,030)	284
Other long-term liabilities	(220)	(866)
Net cash provided (used) by operating activities	$2,458	$(9,592)

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

2.

Property, Plant and Equipment

	September 26, 2015	December 31, 2014

Machinery and equipment	$3,847	$3,883
Leasehold improvements	1,833	1,833
Property, plant and equipment, at cost	5,680	5,716
Less accumulated depreciation	3,829	3,726
Property, plant and equipment, net	$1,851	$1,990

3.

Income taxes

During the first nine months of 2015, we utilized $2,979 of our net operating loss carry-forwards against income from the Continued Dumping and Subsidy Offset Act distributed by U.S. Customs and Border Protection in March and April of this year (see Note 7).  The income tax expense recognized during the current nine month period was primarily generated from the federal alternative minimum tax.  The alternative minimum tax limits our ability to offset income generated during the period with net operating loss carry-forwards.  During the first nine months of 2015, we reduced our valuation allowance against deferred tax assets from $21,724 to $20,579 at September 26, 2015.

We maintain a valuation allowance against deferred tax assets that currently exceed our deferred tax liabilities.  The primary assets covered by this valuation allowance are net operating loss carry-forwards. The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance.  Our results over the most recent three-year period were heavily affected by our business restructuring activities. Our cumulative loss in the most recent three-year period, in our view, represented sufficient negative evidence to support a valuation allowance under the provisions of ASC 740, Income Taxes. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Although realization is not assured, we have concluded that the remaining net deferred tax asset in the amount of $38 will be realized based on the reversal of existing deferred tax liabilities. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities. Should we determine that we will not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share data)

(unaudited)

3.

Income taxes (continued)

Our effective tax rates for the current three and nine month periods were a benefit of 1.8% and an expense of 1.6%, respectively, driven by the impact of the alternative minimum tax outlined above.  The effective tax rate in the prior year three and nine month periods was essentially zero since we had established a valuation allowance for our deferred tax assets in excess of our deferred tax liabilities.  The major reconciling items between our effective income tax rate and the federal statutory rate are the change in our valuation allowance and the cash surrender value on life insurance policies.

4.

Employee Benefit Plans

Components of other postretirement benefit cost:

	Three Months Ended		Nine Months Ended

	Sept. 26, 2015	Sept. 27, 2014	Sept. 26, 2015	Sept. 27, 2014

Interest cost	$70	$75	$210	$224
Amortization of prior service benefit	(23)	(38)	(69)	(115)
Amortization of actuarial loss	29	18	87	56
Net periodic postretirement benefit cost	$76	$55	$228	$165

5.

Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding.  Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share.  Basic and diluted earnings per share are calculated using the following share data:

	Three Months Ended		Nine Months Ended

	Sept. 26, 2015	Sept. 27, 2014	Sept. 26, 2015	Sept. 27, 2014

Weighted average shares outstanding for basic calculation	14,285	14,209	14,260	14,185
Add: Effect of dilutive stock awards	263	-	271	-
Weighted average shares outstanding, adjusted for diluted calculation	14,548	14,209	14,531	14,185

In the three and nine month periods ended September 26, 2015, approximately 1,352 and 1,376 stock awards respectively, were excluded from the diluted per share calculation as they would be anti-dilutive.  In the 2014 three and nine month periods, the dilutive effect of stock options is not recognized since we had a net loss.  Approximately 1,639 shares in the three and nine month periods of 2014 were issuable upon the exercise of stock options, which were not included in the diluted per share calculation because they were anti-dilutive.  Also, 544 shares in 2014 of restricted stock were not included because they were anti-dilutive.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share data)

(unaudited)

5.

Stockholders’ Equity (continued)

A reconciliation of the activity in Stockholders’ Equity accounts for the first nine months ended September 26, 2015 is as follows:

				Accumulated Other Comprehensive Loss
		Capital in Excess of Par Value
	Common Stock		Retained Earnings

Balance at December 31, 2014	$283	$16,710	$26,683	$(2,697)
Net income	-	-	4,423	-
Stock-based compensation	-	539	-	-
Adjustment to net periodic benefit cost	-	-	-	18
Balance at September 26, 2015	$283	$17,249	$31,106	$(2,679)

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

Restructuring accrual activity for the nine months ended September 26, 2015 was as follows:

Lease Obligations
Accrual at January 1, 2015	$480
Charges to expense	-
Cash payments	(360)
Accrual at September 26, 2015	$120

Restructuring accrual activity for the nine months ended September 27, 2014 was as follows:

		Severance and other termination costs
	Lease Obligations		Total
Accrual at January 1, 2014	$488	$169	$657
Charges to expense	354	(39)	315
Cash payments	(242)	(116)	(358)
Accrual at September 27, 2014	$600	$14	$614

The restructuring accrual is classified as “Other accrued expenses”.

7.

Income from Continued Dumping and Subsidy Offset Act (CDSOA)

We recorded income of $4,896 in the nine month period ended September 26, 2015, respectively, from CDSOA distributions previously withheld by Customs pending resolution of non-supporting producers’ claims seeking to share in these distributions.  No funds were received in the current year three month period or in the prior year nine month period.

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

Income (loss) from discontinued operations, net of taxes, is comprised of the following:

	Three Months Ended		Nine Months Ended

	Sept. 26, 2015	Sept. 27, 2014	Sept. 26, 2015	Sept. 27, 2014

Net sales	$16	$3,510	$554	$19,263
Cost of sales	41	4,295	760	36,748
Selling, general and administrative expenses, net	(36)	333	(134)	3,837
Other income	63	-	63	-
Income (loss) from discontinued operations before income taxes	74	(1,118)	(9)	(21,322)
Income taxes	-	-	-	-
Income (loss) from discontinued operations, net of income taxes	$74	$(1,118)	$(9)	$(21,322)

In the current year three month period, income from discontinued operations resulted from better realization on assets than originally estimated.  In the current nine month period, the loss from discontinued operations is from cost related to the final disposition of inventory.  In the prior year, losses from discontinued operations included accelerated depreciation and amortization, write-down of inventories and other assets, severance and other termination costs and operating losses related to final manufacturing production.

Net assets for discontinued operations are as follows:

	September 26, 2015	December 31, 2014

Accounts receivable, net	$-	$695
Inventory, net	-	678
Total assets	-	1,373
Accounts payable and other liabilities	16	93
Net (liabilities) assets	$(16)	$1,280

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	Sept. 26, 2015	Sept. 27, 2014	Sept. 26, 2015	Sept. 27, 2014

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.2	81.2	76.5	81.4
Gross profit	24.8	18.8	23.5	18.6
Selling, general and administrative expenses	20.5	23.6	22.8	26.4
Operating income (loss)	4.3	(4.8)	.7	(7.8)
CDSOA income	-	-	11.3	-
Other income (expense), net	.1	.2	.1	.8
Interest expense, net	1.6	5.8	1.7	5.1
Income (loss) from continuing operations before income taxes	2.8	(10.4)	10.4	(12.1)
Income tax (benefit) expense	(.1)	(.1)	.2	(.1)
Net income (loss) from continuing operations	2.9	(10.3)	10.2	(12.0)
Net income (loss) from discontinued operations	.5	(8.0)	-	(47.8)
Net income (loss)	3.4%	(18.3)%	10.2%	(59.8)%

Net sales of $13.8 million for the three month period ended September 26, 2015, decreased $168,000, or 1.2%, compared to the 2014 three month period.   For the nine month period ended September 26, 2015, net sales decreased $1.0 million, or 2.3%, from the comparable 2014 period.  The decrease in both periods was driven by lower unit volume, partially offset by higher average selling prices resulting from less discounting and a modest price increase that went into effect in June of this year.

Gross profit for the current three month period increased to $3.4 million, or 24.8% of net sales, from $2.6 million, or 18.8% of net sales, for the comparable three months of 2014.  The increase in gross profit in the current three month period was driven primarily by a reduction in operation support costs, lower sales discounting and lower product and freight costs.  Gross profit for the current nine month period increased to $10.2 million, or 23.5% of net sales, from $8.3 million, or 18.6% of net sales, for the comparable nine months of 2014.  The increase in gross profit in the nine month period was driven by lower sales discounts and lower operation support costs.  Partially offsetting these improvements in the nine month period was higher ocean freight costs resulting from West Coast port issues.  The prior year nine month period reflects a restructuring charge of $354,000 for future lease commitments on a warehouse facility that is no longer utilized.

Selling, general and administrative expenses for the three and nine month periods of 2015 were $2.8 million and $9.9 million, or 20.5% and 22.8% of net sales, respectively, compared to $3.3 million and $11.8 million, or 23.6% and 26.4% of net sales, in the comparable 2014 periods.  The lower percentages in both the three and nine month periods were the result of reducing our expenditures as we aligned our cost structure to support lower volume levels and new operation model.  These reductions were not in place until the second half of 2014.  Partially offsetting these savings in the current nine month period are higher showroom expenditures to support the launch of our new nursery and youth line, Stone and Leigh.  In addition, the third quarter expenditures were lower than the prior year three months due to timing of market expenses and lower compensation expense.

As a result, operating income as a percentage of net sales was 4.3% and .7% for the current three and nine month periods, respectively, compared to losses of 4.8% and 7.8% in the comparable three and nine 2014 periods.

During the current year nine month period we recorded income of $4.9 million, from the receipt of funds under the Continued Dumping and Subsidy Offset Act (CDSOA).

Other income in the prior year nine month period was for the reversal of tariff accruals on imported bedroom furniture that U.S. Customs liquidated in the prior year first quarter without assessing any additional liability.

Interest expense for the three and nine month periods of 2015 decreased $586,000 and $1.5 million, respectively, from the comparable 2014 periods.  Interest expense is composed of interest on loans against cash surrender value of insurance policies from a legacy deferred compensation plan.  The increase in cash surrender value is recorded in operating income to offset our overall benefit cost.  In November 2014, we used excess cash to pay down $13.7 million in outstanding loans.  In 2015, we paid down an additional $1.4 million in outstanding loans in March and $2.9 million in April, lowering our interest expense going forward.  At current outstanding loan levels, interest expense would be approximately $900,000 annually.

Our effective tax rates for the current three and nine month periods were a benefit of 1.8% and an expense of 1.6%, respectively.   The income tax expense recognized during the current nine month period was primarily generated from the federal alternative minimum tax.  The alternative minimum tax limits our ability to offset all of our income generated with net operating loss carry-forwards. The effective tax rate in the prior year was essentially zero since we had established a valuation allowance for our deferred tax assets in excess of our deferred tax liabilities.  The major reconciling items between our effective income tax rate and the federal statutory rate are changes in our valuation allowance and the cash surrender value on life insurance policies.  The benefit in the prior year period was primarily from the release of reserves due to lapse of statute of limitations.

During 2014, we ceased production of our Young America product line and closed our manufacturing operation in Robbinsville, North Carolina.  Income of $74,000 and a loss of $9,000 were recognized from discontinued operations in the three and nine month periods ended September 26, 2015.  The loss from discontinued operations for 2014 was $22.0 million and consisted mostly of asset impairment charges, costs of finalizing operations and severance and other termination costs.  No future expenses related to the discontinued operations are expected.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand, cash generated from operations and cash surrender value of life insurance policies. While we believe that our business strategy will be successful, we cannot predict with certainty the ultimate impact on our revenues, operating costs and cash flow from operations.  We expect cash on hand to be adequate for ongoing operational and capital expenditures for the foreseeable future.  At September 26, 2015 we had $5.6 million in cash, $663,000 in restricted cash and $20.7 million available in cash surrender value on company owned life insurance policies.  These policies are with Genworth Life Insurance Company which has an A- rating from A.M. Best.

Working capital, excluding cash, restricted cash and net assets of discontinued operations, increased to $22.7 million at September 26, 2015 from $21.4 million on December 31, 2014.  The increase was primarily the result of decreases in accounts payable driven by lower in-transit inventory from our vendors, a decline in accrued expenses resulting predominantly from reductions in deferred revenue and restructuring accruals and from higher accounts receivable balances as shipping volumes were more heavily weighted near the end of the current quarter.  Partially offsetting these increases was a decrease in inventory resulting from our efforts to properly align our inventory levels with demand.

Cash provided by operations was $2.5 million in the current nine months of 2015 compared to cash used of $9.6 million in the comparable prior year period.  The cash generation in 2015 was the result of receiving $4.9 million on CDSOA proceeds during the period.  Excluding the CDSOA receipts, the improvement in cash flow from operating activities was driven by lower cash payments to suppliers and employees as the benefits of aligning our organizational structure with our new operations model were not realized until the second half of last year. In addition, lower interest payments as the result of our paying down of loans against cash surrender value of insurance policies from a legacy deferred compensation plan of $13.7 million in 2014 and $4.3 million in the current year, improved our cash flow from operations.  Partially offsetting these improvements was lower cash receipts due to lower sales volume.

Cash provided by investing activities was $527,000 in the current nine months with the release of restricted cash.  During the nine month period of 2014, the net cash provided of $10.5 million was the result of  the maturity of a short-term investment of $10.0 million and the release of $547,000 in restricted cash.  In both the current and prior year periods, the release of restricted cash was the result of reductions in outstanding letters of credit required by our insurance company for potential workers compensation claims.

Net cash used by financing activities in the first nine months of 2015 was $4.3 million for the pay-down of life insurance policy loans under our legacy deferred compensation plan.  Net cash provided of $2.7 million in the nine month period of 2014 was from loans against the cash surrender value of insurance policies.  These proceeds were used to pay interest due on outstanding policy loans which is shown as a use of cash in operating activities.

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

Recently, Customs disclosed that as of April 30, 2015, $626,342 in collected duties was potentially available for distribution in 2015 to eligible manufactures of wooden bedroom furniture.  Customs noted that the final amounts available for distribution in 2015 could be higher or lower than the preliminary amounts due to liquidations, re-liquidations, protests, or other events affecting entries.  This amount, at least in part, may have come from the secured duties on unliquidated entries in Customs’ clearing account as of October 1, 2014, but Customs has not updated the amount of duties that remain secured by cash deposits and bonds on un-liquidated entries of wooden bedroom furniture.  Assuming our percentage allocation in 2015 is the same as it was for the 2014 distributions and that the preliminary amount available for distribution in 2015 does not change, we expect to receive approximately $200,000 in the fourth quarter of 2015, including 2015 sequestered funds.

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

ITEM 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 26, 2015, the end of the period covered by this quarterly report.

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of cash flows, (v) the notes to the consolidated financial statements, and (vi) document and entity information.(1)

(1)	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 27, 2015	STANLEY FURNITURE COMPANY, INC.
	By:	/s/ Anita W. Wimmer
Anita W. Wimmer
Vice President of Finance
(Principal Financial and Accounting Officer)