Form 10-K
period 2015-12-31
STANLEY FURNITURE CO INC.
filed 2016-02-23
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
Commission file number 0-14938

STANLEY FURNITURE COMPANY, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	54-1272589
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 North Hamilton Street, No. 200, High Point, North Carolina, 27260
(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code:  (336) 884-7700

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

Large accelerated filer ( )        Accelerated filer  ( )     Non-accelerated filer    ( )      Smaller reporting company (x)

                                                                                                           (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ( ) No (x)

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing price on June 26, 2015:  $40 million.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of February 19, 2016:

Common Stock, par value $.02 per share 15,105,145
(Class of Common Stock) Number of Shares

Documents incorporated by reference:  Portions of the Registrant’s Proxy Statement for our Annual Meeting of Stockholders scheduled for May 19, 2016 are incorporated by reference into Part III.

Stanley Furniture Company, Inc.

PART I

Item 1.     Business

General

Established in 1924, we are a leading design, marketing and overseas sourcing resource in the middle-to-upscale segment of the wood residential furniture market.  We offer a diversified product line supported by an overseas sourcing model.  We market our brands through a network of brick-and-mortar furniture retailers, online retailers and interior designers worldwide.  We also market and sell directly to the consumer through a localized approach to e-commerce order fulfillment through our brick-and-mortar customers.  We were incorporated in Delaware in 1984.

Products

Our products are marketed as fashionable wood residential home furnishings which differentiate from other products in the market through styling execution as well as wide selections for the entire home including dining, bedroom, living room, home office, home entertainment, accent items and nursery and youth furniture.  Our target consumer ranges from an affluent, discerning consumer utilizing the talents of an interior designer, to a more practical consumer driven to purchase by convenience, immediate gratification from stock availability or a particular retail event.  Regardless, we target a consumer who values the interior aesthetics of the home.

We believe that our products represent good value and that the quality and design of our furniture combined with our broad selection and dependable service differentiates our products in the marketplace.

We provide products in a variety of wood species and finishes.  Our products are designed to appeal to a broad range of consumer tastes in the middle-to-upscale segment and cover all major style categories.

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

In January 2015, we announced our plans to re-enter the nursery and youth furniture market with a mid-year product launch sourced overseas.  Our Stone & Leigh brand of nursery and youth was introduced at the High Point Market in April 2015.

Marketing/Brands

We believe that the diversity of our product offerings enables us to anticipate and address changing consumer preferences and provide retailers a complete wood furniture resource in the middle-to-upscale segment.  Our products are marketed under the Stanley Furniture brand, but also under sub-brands including Coastal Living® and Stone & Leigh.  We market our brand through a series of efforts targeted both to the wholesale trade and directly to the consumer.  Coastal Living® is a registered trademark of Time Inc. Lifestyle Group and is used under license.

Distribution

We have developed a broad domestic and international customer base.  We sell our furniture mainly through independent sales representatives to a variety of wholesale customers such as owner-operated furniture stores, interior design & architecture professionals, decorators, smaller specialty retailers, regional furniture chains, buying clubs and e-commerce retailers.  We also market and sell directly to the consumer through a localized approach to e-commerce order fulfillment through our brick-and-mortar customer.  We believe this broad network reduces exposure to fluctuations in regional economic conditions, places our brand in as many venues as possible where the consumer may shop and allows us to capitalize on emerging channels of distribution.  We offer tailored marketing programs to address each specific distribution channel. Our independent sales representatives along with our customer care managers sell and support our products.

In 2015, we sold product to approximately 1,400 customers and recorded approximately 10% of our sales from international customers.  No single customer accounted for more than 10% of our sales in 2015 and no part of the business is dependent upon a single customer, the loss of which would have a material effect on our business.  The loss of several major customers could have a material impact on our business.

Overseas Sourcing

Our product is currently sourced from independently owned factories in Southeast Asia, primarily in Vietnam. We operate a support organization to manage partner-vendor relationships.  In early 2016, we established a strategic manufacturing alliance with one such source in Vietnam outside of Ho Chi Minh City: Starwood Manufacturing VN Corporation.  This strategic alliance allows for the utilization of a stand-alone, dedicated manufacturing facility in which we have the ability to engineer our designs specifically for the efficiency of this factory, schedule and supervise production to satisfy our specific customers’ demands and provide quality assurance.  We maintain exclusive rights to utilize the stand-alone facility for as long as we meet certain volume goals for the facility’s capacity utilization.  While we are not obligated to utilize the capacity of the facility should certain market-driven and/or competitive factors not make this factory our best choice, our intentions are to transition substantially all of our products to this facility.

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

A sudden disruption in our supply chain from Starwood or any of our key vendors could significantly compromise our ability to fill customers’ orders and service gaps and short-term increases in cost would likely result.  However, we believe that we could source most impacted products from other overseas suppliers.  We believe maintaining more control over the various aspects of the manufacturing and sourcing process mitigates risk, and therefore believe that our strategic manufacturing alliance give our company a potential competitive operational advantage versus certain competitors.

We enter into standard purchase arrangements with certain overseas suppliers, including Starwood, for finished goods inventory.  The terms of these arrangements are customary for our industry and do not contain any long-term purchase obligations.  We generally negotiate firm pricing with our foreign suppliers in U.S. Dollars for a term of one year. We accept exposure to exchange rate movement after this period and do not use any derivative instruments to manage or hedge currency risk. We generally expect to recover any substantial price increases from these suppliers in the price we charge for these goods.

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

Products are ordered from overseas suppliers based upon both actual and forecasted demand.  Because long lead times are generally associated with overseas operations, we strive to maintain inventory levels that will service most of our wholesale customers’ orders within a maximum of 30 days from receipt of their order.  Our backlog of unshipped orders was $6.2 million at December 31, 2015 and $6.6 million at December 31, 2014.

Competition

The furniture industry is highly competitive, fragmented, and includes a large number of competitors. The barriers to entry are very low, and there is little feasible intellectual property protection in our industry to prevent competitors from imitating furniture designs of another manufacturer.  Very few of our competitors manufacture wood residential furniture in the United States.

We compete with a host of varying business models within the industry including, but not limited to, former manufacturers who have adopted a strictly pass-through model from overseas vendor to wholesale customers; national lifestyle retailers who sell directly to the retail consumer through an omni-channel distribution and marketing model (use of physical channels and digital channels to offer a seamless and unified customer experience); and overseas vendors who sell directly to wholesale customers.  Some competitors have greater financial resources and often offer extensively advertised, highly promoted product.

Competitive factors in the middle-to-upscale segment of the industry include design, quality, service, selection and price.  We believe the flexibility and control we maintain over our operations model, the continued diversification of our distribution, our long-standing customer relationships, our customer responsiveness, our consistent support of high-quality and diverse product lines, the heritage of our brand and our experienced management team are all competitive advantages.

Associates

At December 31, 2015, we employed approximately 71 associates domestically and 29 associates overseas, all of which are full-time employees.  We consider our relationship with our associates to be good.  None of our associates are represented by a labor union.

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

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements.  These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” “could”, or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.  These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Such risks and uncertainties include disruptions in foreign sourcing including those arising from supply or distribution disruptions or those arising from changes in political, economic and social conditions, as well as laws and regulations, in countries from which we source products, international trade policies of the United States and countries from which we source products, the inability to raise prices in response to inflation and increasing costs, lower sales due to worsening of current economic conditions, the cyclical nature of the furniture industry, business failures or loss of large customers, failure to anticipate or respond to changes in consumer tastes, fashions and perceived values in a timely manner, competition in the furniture industry,  insolvency of the insurance company that holds our corporate-owned life insurance policies, environmental, health, and safety  compliance costs, and failure or interruption of our information technology infrastructure.  Any forward-looking statement speaks only as of the date of this filing and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

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

Our supply of goods could be interrupted for a variety of reasons. Physical damage from a natural disaster, fire or other cause to any one of our sourcing partners’ factories could interrupt production for an extended period of time.  We may reject goods that do not meet our specifications causing delays to the receipt of goods and/or requiring us to identify and utilize alternative sourcing arrangements at a higher cost, or possibly forcing us to discontinue the product.  Also, delivery of goods from our foreign sourcing partners may be delayed for reasons not typically encountered with domestic manufacturing or sourcing, such as shipment delays caused by customs or labor issues.

•       Our ability to properly forecast customer demand while operating within the inherent extended lead times of an overseas sourcing model could result in lower sales, earnings and liquidity.

Extended lead times may adversely affect our ability to respond to sudden changes in demand, resulting in the purchase of excess inventory in the face of declining demand, or lost sales due to insufficient inventory in the face of increasing demand, either of which could have an adverse effect on our sales, earnings and liquidity.

•       Changes in political, economic and social conditions, as well as laws and regulations, in the countries from which we source products could adversely affect us.

Foreign sourcing is subject to political and social instability in countries where our sourcing partners are located.  This could make it more difficult for us to service our customers.  Also, significant fluctuations of foreign exchange rates against the value of the U.S. dollar could increase our costs, decrease earnings and/or negatively affect the business of our suppliers overseas.

•       International trade policies of the United States and countries from which we source products could adversely affect us.

Imposition of trade sanctions relating to imports, taxes, import duties and other charges on imports could limit our ability to source product from the impacted countries and increase our costs, thus decreasing our earnings.

•         Changes in the value of the U.S. Dollar compared to the currencies for the countries from which we obtain our products or other influential foreign currencies, could adversely affect our sales, earnings and liquidity.

For imported products, we generally negotiate firm pricing with our foreign suppliers in U.S. Dollars, typically for periods of at least one year. We accept the exposure to exchange rate movements beyond these negotiated periods. We do not use derivative financial instruments to manage this risk but could choose to do so in the future. Since we transact our imported product purchases in U.S. Dollars, a relative decline in the value of the U.S Dollar could increase the price we must pay for imported products beyond the negotiated periods. In addition, valuation changes in other leading foreign countries could adversely affect the business of our sourcing partners and therefore, adversely affect us.  These price changes could decrease our sales, earnings and liquidity during affected periods.

We are currently transitioning the manufacturing of substantially all our products to a single contract manufacturer and the loss of this contract manufacturer, or its inability to satisfy our quality or other requirements, could severely disrupt the production and supply of our products resulting in lower sales, earnings and liquidity.

We are in the process of transitioning the manufacturing of substantially all our products to a single contract manufacturer located outside Ho Chi Minh City in Vietnam in connection with our strategic manufacturing alliance with Starwood Manufacturing VN Corporation.  Any financial, operational or other difficulties involving this manufacturer could adversely affect us.  The loss of our relationship with our manufacturer, or its inability to conduct its manufacturing services for us as anticipated in terms of cost, quality, and timeliness, could adversely affect our ability to fill customer orders.  In addition, it could be costly and require a long period of time to move products to another manufacturer.  If any of these were to occur, the supply of our products could be severely disrupted resulting in lower sales, earnings and liquidity.

We may not be able to maintain or to raise prices in response to inflation and/or increasing costs.

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

Failure to anticipate or respond to changes in customer tastes, fashions and perceived values in a timely manner could result in a decrease in our sales and earnings.

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

The furniture industry is very competitive and fragmented.  We compete with a host of varying business models within the industry including but not limited to former manufacturers who have adopted a strictly pass-through model from overseas vendor to wholesale customers: national lifestyle retailers who sell directly to the retail consumer through an omni-channel distribution and marketing model; overseas vendors who sell directly to wholesale customers. Some competitors have greater financial resources and often offer extensively advertised, highly promoted products.  As a result, we are continually subject to the risk of losing market share, which may lower our sales and earnings.

Our liquidity could be negatively impacted by the potential instability of Genworth Life Insurance Company.

We currently have available $22.3 million of net cash surrender value in corporate-owned life insurance policies with Genworth Life Insurance Company.  If the financial stability of Genworth Life Insurance Company was to deteriorate to a point that insolvency was likely, our access to these funds may be limited or eliminated.  Although management monitors the financial stability of Genworth Life Insurance Company on a regular basis, insolvency could occur and, as a result, impact our liquidity.  Genworth Life Insurance Company is a subsidiary of Genworth Financial, Inc., which recently reported a Fourth Quarter and Full Year 2015 operating loss in its U.S. Life Insurance segment.  The company also announced that it was suspending traditional life and fixed annuity sales.  After this announcement, Genworth Life Insurance Company’s ratings from the following rating agencies were downgraded to those set forth below:

•   A.M. Best: B++ (Good)

•   Standard & Poor’s: BB (Marginal)

•   Moody’s: Ba1 (Questionable)

Our business and operations would be adversely impacted in the event of a failure or interruption of our information technology infrastructure.

The proper functioning of our information technology infrastructure is critical to the efficient operation and management of our business. If our information technology systems fail or are interrupted, our operations may be adversely affected and operating results could be harmed. Our information technology systems, and those of third parties providing service to us, may also be vulnerable to damage or disruption caused by circumstances beyond our control. These include catastrophic events, power anomalies or outages, natural disasters, computer system or network failures, viruses or malware, physical or electronic break-ins, unauthorized access and cyber-attacks. Any material disruption, malfunction or similar challenges with our information technology infrastructure, or disruptions or challenges relating to the transition to new processes, systems or providers, could have a material adverse effect on the operation of our business and our results of operations.

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

		Approximate	Owned
		Facility Size	or
Location	Primary Use	(Square Feet)	Leased
Martinsville, VA	Distribution	300,000	Leased
High Point, NC	Showroom/Office	56,000	Leased
Las Vegas, NV	Showroom	11,500	Leased
Vietnam	Distribution	74,500(1)	Leased
Lexington, NC	Distribution	2,700(1)	Leased

(1)    Estimated space as of December 31, 2015.  Leased footage is a function of amount of product held with no minimum space commitments.

Item 3.     Legal Proceedings

In the normal course of business, we are involved in claims and lawsuits none of which currently, in our opinion, will have a material adverse effect on our consolidated financial statements.

Item 4.     Mine Safety Disclosures

Not Applicable.

Executive Officers of the Registrant

Our executive officers who are elected annually and their ages as of January 1, 2016 are as follows:

Name	Age	Position

Glenn Prillaman	44	President and Chief Executive Officer

Anita W. Wimmer	52	Vice President - Finance/Corporate Controller

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

Anita W. Wimmer has been principal financial and accounting officer and Secretary since August 2014 and has also served as Vice President – Finance/Corporate Controller since April 2014 and Assistant Secretary from April 1999 until August 2014.  She served as Vice President – Corporate Controller from April 2012 until April 2014 and as Vice President – Controller and Treasurer from April 2005 until April 2012.  Prior to this, Mrs. Wimmer held various financial positions since her employment with Stanley in March 1993.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices

Our common stock is quoted on the Nasdaq Stock Market (“Nasdaq”) under the symbol STLY.  The table below sets forth the high and low sales prices per share, for the periods indicated, as reported by Nasdaq.

	2015		2014
	High	Low	High	Low
First Quarter	$3.64	$2.71	$3.92	$2.70
Second Quarter	3.39	2.62	3.09	2.51
Third Quarter	3.31	2.75	3.00	2.27
Fourth Quarter	3.04	2.60	3.23	2.52

As of February 10, 2016, we have approximately 1,675 beneficial stockholders.

Issuer Purchases of Equity Securities

The following table summarizes the repurchases of our equity securities during the 12-month period ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs(1)
September 27 to October 31, 2015	-		-	3,981,271
November 1 to November 28, 2015	-		-	3,981,271
November 29 to December 31, 2015	4,622(2)	2.81	-	3,981,271
Three months ended December 31, 2015	4,622(2)		-

(1)

In July 2012, the Board of Directors authorized the purchase of up to $5.0 million of our common stock.  We have approximately $4.0 million remaining under this authorization, but have not repurchased any common stock under this authorization since 2013.  The board of directors has authorized the resumption of repurchases.  These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices the company deems appropriate.

(2)	Shares tendered by recipients of restricted stock awards to satisfy tax withholding obligations on vested restricted stock.

Equity Compensation Plan Information

  The following table summarizes our equity compensation plans as of December 31, 2015:

	Number of shares	Weighted-average	Number of shares
	to be issued upon	exercise price	remaining available
	exercise of	of outstanding	for future issuance
	outstanding options,	options, warrants	under equity
	warrants and rights	and rights	compensation plans

Equity compensation plans approved by stockholders	1,166,192	$5.93	1,713,346

Item 6.     Selected Financial Data

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Income Statement Data:
Net sales	$57,364	$60,623	$58,559	$61,260	$58,366
Cost of sales (1)	43,679	48,610	45,959	47,474	44,960
Gross profit	13,685	12,013	12,600	13,786	13,406
Selling, general and administrative expenses (2)	12,661	14,882	16,277	15,552	15,447
Operating income (loss)	1,024	(2,869)	(3,677)	(1,766)	(2,041)
Income from Continued Dumping and Subsidy Offset Act, net	5,308	-	-	39,349	3,973
Other income (expense), net	42	(2,174)	67	79	112
Interest expense, net	947	2,884	2,669	2,320	2,330
Income (loss) from continuing operations before income taxes	5,427	(7,927)	(6,279)	35,342	(286)
Income tax expense (benefit)	76	(39)	(157)	645	1
Net income (loss) from continuing operations	$5,351	$(7,888)	$(6,122)	$34,697	$(287)

Basic Earnings (loss) Per Share:
Net income (loss) from continuing operations	$.37	$(.56)	$(.43)	$2.42	$(.02)
Weighted average shares	14,273	14,197	14,147	14,328	14,345

Diluted Earnings (loss) Per Share:
Net income (loss) from continuing operations	$.37	$(.56)	$(.43)	$2.40	$(.02)
Weighted average shares	14,542	14,197	14,147	14,484	14,345

Balance Sheet and Other Data:
Cash, restricted cash and short-term investments	$7,160	$6,774	$18,955	$37,667	$17,287
Inventories	$20,934	$24,216	$23,901	$26,207	$23,592
Total assets (3)	$63,146	$59,641	$94,786	$109,754	$80,089
Stockholders’ equity	$47,652	$40,979	$70,990	$82,405	$53,088

(1)    Included in cost of sales in 2014 and in 2012 are restructuring and related charges of $354 and $474, respectively, for lease commitments on warehousing space in the Stanleytown facility no longer being utilized.  Included in cost of sales in 2011 are restructuring and related charges of $416 for the conversion of the Stanleytown manufacturing facility to a warehouse and distribution center, the sale of the Martinsville, Virginia facility and other restructuring related cost.

(2)    Included in selling, general and administrative expenses in 2013 is $770 of restructuring and related charges for the consolidation of corporate offices.

(3)    Adopting Financial Accounting Standards Board ASU 2015-17 related to the balance sheet classification of all deferred tax assets and liabilities as long-term resulted in a prior period reclassification resulting in reductions in total assets of $66, $699, $962 and $519, for the periods ended December 31, 2014, 2013, 2012 and 2011, respectively.  Because we maintain a full valuation allowance on our deferred tax assets, the reclassification of all items to long-term results in our having no deferred tax amounts on our balance sheet.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

We have taken a number of strategic steps over the last several years to reposition our company.  We have closed domestic manufacturing facilities and moved to an overseas sourcing model.  We discontinued an un-profitable product line, and we are in the process of launching a new one.  We have established a strategic overseas manufacturing alliance with a reputable cost efficient producer in Vietnam, Starwood Manufacturing VN Corporation.  We implemented a new enterprise operating system, opened new trade showrooms and consolidated corporate offices. In addition, we have taken strategic steps to align our cost structure in response to lower sales volume related to these changes.  We believe each of these initiatives was necessary, and each is now contributing to progress in our company’s operating results as we showed our first profitable year since 2008, excluding proceeds received from the Continued Dumping and Subsidy Offset Act (CDSOA) and restructuring charges.

In 2014, we decided to discontinue our domestically manufactured nursery and youth line, Young America.  Revenues for this product line remained below the level needed to reach profitability as a domestic manufacturer, therefore we concluded during the second quarter of 2014 that the timeframe needed to assure sustainable profitability was longer than we felt was economically justified.  The loss from discontinued operations for 2014 was $22.0 million and consisted mostly of asset impairment charges, costs of finalizing operations and severance and other termination costs. Final discontinued operations expenses of $11,000 were incurred in 2015.

In early 2016, we established a strategic manufacturing alliance with a reputable, low cost producer in Vietnam, Starwood Manufacturing VN Corporation.  The strategic alliance is designed to reduce our overall sourcing costs, maintain our high product quality standards and improve stock availability as lead times are reduced. This strategic alliance allows for the utilization of a stand-alone, dedicated manufacturing facility in which we have the ability to engineer our designs specifically for the efficiency of this factory, schedule and supervise production to satisfy our specific customers’ demands and provide quality assurance.  We maintain exclusive rights to utilize the stand-alone facility for as long as we meet certain volume goals for the facility’s capacity utilization, yet we are not obligated to utilize the capacity of the facility should certain market-driven and/or competitive factors result in another alternative being preferable.

In January 2015, we announced our re-entry into the nursery and youth product category with the launch of a new brand, Stone & Leigh.  New designs were introduced to the trade at the High Point Market in April 2015.  Our new strategic manufacturing alliance, our experience developing and marketing nursery and youth product, our relationships with wholesale customers within the nursery and youth furniture segment and the minimal investment required for the launch should allow us to re-enter this part of the market successfully.  This product line began shipping in late 2015 and should be a source of growth in 2016.

In addition to the consumer marketing efforts to launch our new Stone & Leigh youth and nursery furniture brand, we are beginning new consumer advertising and wholesale customer support plans to increase revenue and more effectively reach target consumers of the Stanley adult product lines.  These efforts, along with more valuable product supplied through our strategic manufacturing alliance overseas should produce growth for the adult furniture product lines under the Stanley and Coastal Living® brands.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Operations:

	For the Years Ended
	December 31,
	2015	2014
Net sales	100.0%	100.0%
Cost of sales	76.1	80.2
Gross profit	23.9	19.8
Selling, general and administrative expenses	22.1	24.5
Operating income (loss)	1.8	(4.7)
CDSOA income, net	9.2	-
Other income (expense), net	.1	(3.6)
Interest expense, net	1.7	4.8
Income (loss) from continuing operations before income taxes	9.4	(13.1)
Income tax expense (benefit)	.1	(.1)
Income (loss) from continuing operations	9.3	(13.0)
Loss from discontinued operations	-	(36.3)
Net income (loss)	9.3%	(49.3)%

2015 Compared to 2014

Net sales decreased $3.3 million, or 5.4%, in 2015 compared to 2014, primarily due to lower unit volume, partially offset by higher average selling prices resulting from less discounting and a modest price increase that went into effect in June of 2015.  Lower unit volume was primarily a result of delays in overseas manufacturing of new introductions as we began a strategic manufacturing alliance overseas in a newly constructed facility.

Gross profit as a percentage of net sales increased to 23.9% in 2015 from 19.8% in 2014.  The improved gross profit margin in 2015 was driven by lower operation support costs and lower sales discounts, partially offset by the impact of lower sales volumes.  Prior year gross profit included $354,000, or 0.6% of net sales, in restructuring charges for future lease commitments on a warehouse facility that was no longer utilized.

Selling, general and administrative expenses for 2015 were $12.7 million, or 22.1% of net sales, compared to $14.9 million, or 24.5% of net sales, in 2014.  The lower percentage and lower expense were the result of reducing our expenditures as we aligned our cost structure to support lower volume levels and a new operational support model overseas.  These reductions were not in place until the second half of 2014.  In addition, lower sales contributed to lower commissions.

As a result of the above, our operating income was $1.0 million, or 1.8% of net sales, in 2015 compared to an operating loss of $2.9 million, or (4.7%) of net sales, in 2014.

During the current year we received $5.3 million in funds under the CDSOA.

The charge in other income and expense in the prior year included $2.5 million representing the impairment of prepaid legal services funded by settlements collected by the American Furniture Manufacturers Committee of Legal Trade (CLT) from 2010 through 2014 in connection with wooden bedroom furniture imported from China.  Partially offsetting this charge was the reversal of tariff accruals on imported bedroom furniture that U.S. Customs liquidated in the prior year without assessing any additional liability.

Interest expense is composed of interest on loans against the cash surrender value of corporate-owned life insurance policies from a legacy deferred compensation plan.  The decrease in interest expense in 2015 compared to 2014 was the result of paying down $13.7 million in outstanding loans in November 2014 and an additional $5.5 million in 2015.  Subsequent to year end, we used $2.5 million to pay down loans and accrued interest to lower our outstanding loan balance to $3.1 million and reduce interest expense to approximately $410,000 annually.

Our 2015 effective tax rate expense was 1.4% and was primarily generated from the federal alternative minimum tax.  The alternative minimum tax limits our ability to offset all of our income with net operating loss carryforwards.  The effective tax rate in 2014 was essentially zero since we established a valuation allowance for our deferred taxes.    The benefit in the prior year period was primarily from the release of reserves due to the lapse of statute of limitations.

During 2014, we ceased production of our Young America product line and closed our manufacturing operation in Robbinsville, North Carolina.  As a result, we recognized a loss from discontinued operations of $11,000 and $22.0 million in 2015 and 2014, respectively.  These losses consisted mostly of asset impairment charges, costs of finalizing operations and severance and other termination costs.  No further expenses related to the discontinued operations are expected.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand, cash generated from operations and cash surrender value of corporate owned life insurance policies. While we believe that our business strategy will be successful, we cannot predict with certainty the ultimate impact on our revenues, operating costs and cash flows from operations.  We expect cash on hand to be adequate for ongoing operational and capital expenditures for the foreseeable future.  At December 31, 2015 we had $6.5 million in cash, $663,000 in restricted cash and $22.3 million available in cash surrender value on corporate-owned life insurance policies.

Working capital, excluding cash on hand, restricted cash and net assets of discontinued operations, decreased slightly during 2015 to $21.2 million from $21.4 million at December 31, 2014.  The slight decrease was primarily the result of a decrease in inventory balances as we attempt to properly align our inventory levels with demand.  Mostly offsetting this decrease in inventory was an increase in receivables and a decrease in payables and other accruals.  Higher accounts receivable balances resulted from an increase in shipping volume at the end of the period as we began shipping new introductions delayed by the implementation of our new strategic manufacturing alliance.   The lower accounts payable balance is driven by lower in-transit inventory from our vendors compared to prior year end and other accruals declined predominantly from the reduction in deferred revenue and restructuring accruals.

Cash provided by operations was $4.6 million in 2015 and cash used by operations was $11.2 million in 2014.  The cash provided by operations in 2015 was from the receipt of $5.3 million in proceeds from the CDSOA, partially offset by $988,000 of interest paid on loans against corporate-owned life insurance policies.  The cash used by operations in 2014 was the result of operating losses, decrease in other accruals and accounts payable and the additional accrued interest paid at the time we paid down $13.7 million of life insurance policy loans.

Net cash provided by investing activities was $516,000 in 2015 compared to $10.5 million in 2014.  In both 2015 and 2014, restricted cash decreased due to a reduction in outstanding letters of credit required by our insurance company for potential workers compensation claims.  During 2014, cash was provided from the maturity of $10.0 million of short-term investments.  No major expenditures are planned for in the coming year.

Net cash used by financing activities was $5.5 million in 2015 compared to $11.0 million in 2014.  In 2015 and 2014, we paid down $5.5 million and $13.7 million, respectively in certain corporate-owned life insurance policies used to fund our obligations under our legacy deferred compensation plan.   We decided to use excess cash to pay down these loans to lower our interest expense, while continuing to maintain liquidity with unrestricted access to the cash surrender value of these corporate-owned life insurance policies.  In 2014, proceeds from these insurance policy loans provided cash of $2.7 million.  In addition, $13,000 was used for tax withholdings on vesting of restricted awards in 2015.

Several factors influenced our decision to begin paying down the policy loans against corporate-owned life insurance policies, including:

1.     The increase of our net operating loss carryforwards in 2014, mostly due to the discontinuation of our Young America product line, impaired our ability to realize the tax benefits of the program until we exhaust these loss carryforwards;

2.     With the elimination of approximately 40% of our revenues in 2014, the appreciation of the cash surrender values with borrowings against them was becoming a disproportionate amount of operating income.

3.     The 4% growth rate on the non-borrowed cash surrender value of these insurance policies compared to rates currently available for alternative investments.

As of December 31, 2015, we had $5.6 million in policy loans and accrued interest.

We will continue to review the overall impact of the deferred compensation plan and the corporate-owned life insurance policies on the financial statements along with risks related to the plan and the insurance policies.  The gross cash surrender value of these corporate-owned life insurance policies at December 31, 2015 was $27.8 million.  The overall stability and solvency of Genworth Life Insurance Company is reviewed regularly by the Board of Directors and management.

Subsequent to year end, we made the decision to liquidate two of the outstanding corporate-owned life insurance policies with cash surrender value of $2.6 million.  We used $2.5 million of the proceeds to pay down outstanding loans and accrued interest, leaving our outstanding loan balance at $3.1 million.  If we decided to pay down this remaining balance our operating income would include approximately $500,000 annually in income from the growth in cash surrender value, net of related expenses, and interest expense would decrease to zero.

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

In November 2014, Customs also announced that 2014 and 2015 CDSOA distributions were subject to sequestration under the Budget Control Act at the rate of 7.2 percent and 7.3 percent, respectively.  On March 17, 2015, however, the government concluded that the amounts sequestered during Fiscal Year 2014 and Fiscal Year 2015 would become available in the subsequent fiscal year.  Our share of the 2014 sequestered funds, totaling $147,000, was received in April 2015 and no funds were sequestered in 2015.

In November 2015, Customs distributed $1.2 million in collected duties that were available for distribution in 2015.  Our portion of this distribution was $412,000, representing 33.6% of the balance available for distribution.  According to Customs, as of October 1, 2015, approximately $2.6 million in duties had been secured by cash deposits and bonds on unliquidated entries of wooden bedroom furniture that are subject to the CDSOA, and this amount is potentially available for distribution under the CDSOA to eligible domestic manufacturers in connection with the case involving bedroom furniture imported from China.  The amount ultimately distributed will be impacted by appeals from the annual administrative review process and importers’ actions concerning the amount of duties owed with respect to specific entries, which can retroactively increase or decrease the actual duties owed on entries secured by cash deposits and bonds.  Assuming our percentage allocation in future years is the same as it was for the 2015 distribution (approximately 33.6% of the funds distributed) and the $2.6 million collected by the government as of October 1, 2015 does not change as a result of the annual administrative review process or otherwise, we could receive approximately $860,000 in CDSOA funds.

Due to the uncertainty of the administrative processes, we cannot provide assurances as to future amounts of additional CDSOA funds that ultimately will be received, if any, and we cannot predict when we may receive any additional CDSOA funds.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09 is now effective for financial statements issued for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which the Company will adopt the standard.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). The amendments in ASU 2015-11 require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. The amendments do not apply to LIFO or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (“FIFO”) or average cost.  The amendment is effective for public entities for fiscal years beginning after December 15, 2016 and should be applied prospectively, however early adoption is permitted. The Company does not anticipate ASU 2015-11 to have a material impact to the consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (ASU 2015-17), Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in a classified balance sheet. Under ASU 2015-17, an entity should not offset deferred tax liabilities and assets attributable to different tax-paying components of the entity or to different tax jurisdictions, consistent with the guidance under existing U.S. GAAP. The ASU is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted as of the beginning of any interim or annual reporting period.  Guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet).  We have decided to early adopt this standard and apply retrospective treatment of the standard.  Because we carry a full valuation allowance against our deferred tax assets, we feel the classification of all deferred tax assets and liabilities as noncurrent provides a more informative disclosure and better reflects our having a full allowance against our net deferred tax assets.  The retrospective reclassification results in a reduction in current assets, total assets and long-term liabilities of $66,000 for the period ended December 31, 2014.

Critical Accounting Policies

We have chosen accounting policies that are necessary to accurately and fairly report our operational and financial position.  Below are the critical accounting policies that involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

            Revenue Recognition- Sales are recognized when title and risk of loss pass to the customer, which typically occurs at the time of shipment.  In some cases however, title does not pass until the shipment is delivered to the customer.  Revenue includes amounts billed to customers for shipping.  Provisions are made at the time revenue is recognized for estimated product returns and for incentives that may be offered to customers.

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

Inventory valuation– Inventory is valued at the lower of cost or market.  Cost for all inventories is determined using the first-in, first-out (FIFO) method.  We evaluate our inventory to determine excess or slow moving items based on current order activity and projections of future demand.  For those items identified, we estimate our market value based on current trends.  Those items having a market value less than cost are written down to their market value.  If we fail to forecast demand accurately, we could be required to write off additional non-saleable inventory, which would also reduce our earnings.

Deferred taxes-- We recognize deferred tax assets and liabilities based on the estimated future tax effects of differences between the financial statements and the tax basis of assets and liabilities given the enacted tax laws.  We evaluate the need for a deferred tax asset valuation allowance by assessing whether it is more likely than not that the company will realize its deferred tax assets in the future.  The assessment of whether or not a valuation allowance is required often requires significant judgment, including the forecast of future taxable income.  Adjustments to the deferred tax valuation allowance are made to earnings in the period when such assessment is made.

In preparation of our consolidated financial statements, we exercise judgment in estimating the potential exposure to unresolved tax matters and apply a more likely than not criteria approach for recording tax benefits related to uncertain tax positions. While actual results could vary, we believe we have adequate tax accruals with respect to the ultimate outcome of such unresolved tax matters.

Long-lived assets– Property, plant and equipment is reviewed for possible impairment when events indicate that the carrying amount of an asset may not be recoverable.  Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods that would lower our earnings.  Our depreciation policy reflects judgments on the estimated remaining useful lives of assets.

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

Actuarially valued benefit accruals and expenses – We maintain three actuarially valued benefit plans.  These are our deferred compensation plan, our supplemental employee retirement plan and our postretirement health care benefits program.  The liability for these programs and the majority of their annual expense are developed from actuarial valuations.  Inherent in these valuations are key assumptions, including discount rates and mortality projections, which are usually updated on an annual basis near the beginning of each year.  We are required to consider current market conditions, including changes in interest rates in making these assumptions.  Changes in projected liability and expense may occur in the future due to changes in these assumptions.  The key assumptions used in developing the projected liabilities and expenses associated with the plans are outlined in Note 6 of the consolidated financial statements.

Stock-Based Compensation - We record share-based payment awards at fair value on the grant date of the awards, based on the estimated number of awards that are expected to vest, over the vesting period.  The fair value of stock options was determined using the Black-Scholes option-pricing model.  The fair value of the restricted stock awards was based on the closing price of the Company’s common stock on the date of the grant.  For awards with performance conditions, we recognize compensation cost over the expected period to achieve the performance conditions, provided achievement of the performance conditions are deemed probable.

Off-Balance Sheet Arrangements

We do not have transactions or relationships with “special purpose” entities, and we do not have any off-balance sheet financing other than normal operating leases primarily for warehousing, showroom and office space, and certain technology equipment.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Not required to be provided by a smaller reporting company.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by BDO USA, LLP, our independent registered public accounting firm, as stated in their report, which is included on page F-2 of this Annual Report on Form 10-K.

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

Item 9B.   Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information related to our directors is set forth under the caption “Election of Directors” of our proxy statement (the “2016 Proxy Statement”) for our annual meeting of shareholders scheduled for May 19, 2016.  Such information is incorporated herein by reference.

Information relating to compliance with section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2016 Proxy Statement and is incorporated herein by reference.

Information relating to the Audit Committee and Board of Directors’ determinations concerning whether a member of the Audit Committee of the Board is a “financial expert” as that term is defined under Item 407(d) (5) of Regulation S-K is set forth under the caption “Board and Board Committee Information” of our 2016 Proxy Statement and is incorporated herein by reference.

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

Item 11.            Executive Compensation

Information relating to our executive compensation is set forth under the caption “Executive Compensation” of our 2016 Proxy Statement.  Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our information relating to this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” of our 2016 Proxy Statement.  Such information is incorporated herein by reference.

Information concerning our equity compensation plan is included in Part II of this report under the caption “Equity Compensation Plan Information.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Our information relating to this item is set forth under the captions “Corporate Governance – Review of Transactions with Related Persons” and “Corporate Governance - Board and Board Committee Information” of our 2016 Proxy Statement.  Such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

Our information relating to this item is set forth under the caption “Independent Public Auditors” of our 2016 Proxy Statement.  Such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)		Documents filed as a part of this Report:

	(1)	The following consolidated financial statements are included in this report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for each of the two years in the period ended December 31, 2015
Consolidated Statements of Comprehensive Income (Loss) for each of the two years ended in the period ended December 31, 2015
Consolidated Statements of Changes in Stockholders’ Equity for each of the two years in the period ended December 31, 2015.
Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2015
Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts for each of the two years in the period ended December 31, 2015.

(b)		Exhibits:

3.1		The Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended July 2, 2005).

3.2		By-laws of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed December 11, 2015).

4.1		The Certificate of Incorporation and By-laws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1 and 3.2 hereto).

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

10.10

Change in Control Protection Agreement, originally dated December 11, 2009, by and between Stanley Furniture Company, Inc. and Glenn Prillaman and amended and restated effective December 11, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (commission File No. 0-14938) filed on December 11, 2015). (1)

10.11

Change in Control Protection Agreement, dated December 11, 2015, by and between Stanley Furniture Company, Inc. and Anita Wimmer (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (commission File No. 0-14938) filed on December 11, 2015). (1)

10.12

2008 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement (Commission File No. 0-14938) for the annual meeting of stockholders held on April 15, 2008).(1)

10.13

Form of Stock Option Award under 2008 Incentive Plan (Officers) (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2008).(1)

10.14

Form of Stock Option Award under 2008 Incentive Plan (Directors) (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2008).(1)

10.15

Form of Restricted Stock Grant under 2008 Incentive Plan (Officers) (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2012.(1)

10.16

Form of Restricted Stock Award under 2008 Incentive Plan (Directors) (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2012). (1)

10.17

2012 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement (Commission File No. 0-14938) for the annual meeting of stockholders held on April 18, 2012). (1)

10.18

Form of Stock Option Award under 2012 Incentive Plan (Officers) (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2012). (1)

10.19

Form of Restricted Stock Award under 2012 Incentive Plan (Officers) (time vesting) (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2012). (1)

(1)	Management contract or compensatory plan

10.20

Separation Agreement and General Release, dated August 7, 2014, between the Registrant and Micah S. Goldstein (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (Commission File No. 0-14938) filed August 8, 2014). (1)

10.21

Form of Restricted Stock Award under 2012 Incentive Plan (Directors) (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K (Commission File No. 0-14938) for year ended December 31, 2014). (1)

10.22

Form of Restricted Stock Award under 2012 Incentive Plan (Officers) (time and performance vesting) (incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-K (Commission File No. 0-14938) for year ended December 31, 2014).(1)

10.23

Form of Restricted Stock Award under 2012 Incentive Plan (Officers) (performance vesting) (incorporated by reference to Exhibit 10.23 to Registrant’s Form 10-K (Commission File No. 0-14938) for year ended December 31, 2014).(1)

10.24

Agreement dated February 12, 2015 by and among Stanley Furniture Company, Inc. and the entities and natural persons listed on Exhibit A thereto (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K (Commission File No. 0-14938) filed February 12, 2015).

10.25

Agreement dated January 7, 2016 by and among Stanley Furniture Company, Inc. and the entities and natural persons listed on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (Commission File No. 0-14938) filed January 8, 2016).

21	List of Subsidiaries. (2)

23.1	Consent of BDO USA, LLP. (2)

31.1	Certification by Glenn Prillaman, our Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (2)

31.2	Certification by Anita W. Wimmer, our Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (2)

32.1	Certification by Glenn Prillaman, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

32.2	Certification by Anita W. Wimmer, our Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

101

The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income (loss), (iv) condensed consolidated statements of cash flows, (v) the notes to the consolidated financial statements, and (vi) document and entity information. (2)

(1)	Management contract or compensatory plan
(2)	Filed Herewith
(3)	Furnished Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANLEY FURNITURE COMPANY, INC.

February 23, 2016	By:	/s/Glenn Prillaman
Glenn Prillaman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/John D. Lapey	Chairman and Director	February 23, 2016
(John D. “Ian” Lapey)

/s/Glenn Prillaman	President and Chief Executive Officer (Principal Executive Officer) and Director	February 23, 2016
(Glenn Prillaman)

/s/Anita W. Wimmer	Vice-President – Finance/Corporate Controller (Principal Financial and Accounting Officer)	February 23, 2016
(Anita W. Wimmer)

/s/Michael P. Haley	Director	February 23, 2016
(Michael P. Haley)

/s/D. Paul Dascoli	Director	February 23, 2016
(D. Paul Dascoli)

/s/T. Scott McIlhenny, Jr.	Director	February 23, 2016
(T. Scott McIlhenny, Jr.)

/s/Jeffrey S. Gilliam	Director	February 23, 2016
(Jeffrey S. Gilliam)

/s/Justyn R. Putnam	Director	February 23, 2016
(Justyn R. Putnam)

STANLEY FURNITURE COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Stanley Furniture Company, Inc.

High Point, North Carolina

We have audited the accompanying consolidated balance sheets of Stanley Furniture Company, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. In connection with our audit of the financial statements, we have also audited the financial statement schedule for the years ended December 31, 2015 and 2014 listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stanley Furniture, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stanley Furniture Company, Inc.’s internal control over financial reporting as of December 31, 2015 and 2014, based on criteria established in Internal Control – Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Raleigh, North Carolina

February 23, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Stanley Furniture Company, Inc.

High Point, North Carolina

We have audited Stanley Furniture Company, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Stanley Furniture Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Stanley Furniture Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stanley Furniture Company, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015 and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Raleigh, North Carolina

February 23, 2016

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$6,497	$5,584
Restricted cash	663	1,190
Accounts receivable, less allowances of $404 and $375	6,925	5,853
Inventory	20,934	24,216
Assets of discontinued operations	-	1,373
Prepaid expenses and other current assets	959	890
Total current assets	35,978	39,106

Property, plant and equipment, net	1,787	1,990
Cash surrender value of life insurance policies, net	22,253	15,129
Other assets	3,128	3,416
Total assets	$63,146	$59,641

LIABILITIES
Current liabilities:
Accounts payable	$5,883	$6,425
Liabilities of discontinued operations	13	93
Accrued salaries, wages and benefits	1,367	1,738
Other accrued expenses	321	1,437
Total current liabilities	7,584	9,693

Deferred compensation	4,301	4,964
Supplemental retirement plan	1,797	1,971
Other long-term liabilities	1,812	2,034
Total liabilities	15,494	18,662

Commitments and Contingencies (Footnote 10)

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 25,000,000 shares authorized, 14,906,831 and 14,780,326 shares issued and outstanding at December 31, 2015 and 2014, respectively	283	283
Capital in excess of par value	17,521	16,710
Retained earnings	32,023	26,683
Accumulated other comprehensive loss	(2,175)	(2,697)
Total stockholders’ equity	47,652	40,979
Total liabilities and stockholders’ equity	$63,146	$59,641

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended
	December 31,
	2015	2014
Net sales	$57,364	$60,623

Cost of sales	43,679	48,610

Gross profit	13,685	12,013

Selling, general and administrative expenses	12,661	14,882

Operating income (loss)	1,024	(2,869)

Income from Continued Dumping and Subsidy Offset Act, net	5,308	-
Other income (expense), net	42	(2,174)
Interest expense, net	947	2,884

Income (loss) from continuing operations before income taxes	5,427	(7,927)

Income tax expense (benefit)	76	(39)

Net income (loss) from continuing operations	5,351	(7,888)
Net (loss) from discontinued operations	(11)	(22,004)
Net income (loss)	$5,340	$(29,892)

Basic income (loss) per share:
Income (loss) from continuing operations	$.37	$(.56)
(Loss) from discontinued operations	-	(1.55)
Net income (loss)	$.37	$(2.11)

Diluted income (loss) per share:
Income (loss) from continuing operations	$.37	$(.56)
(Loss) from discontinued operations	-	(1.55)
Net income (loss)	$.37	$(2.11)

Weighted average shares outstanding:
Basic	14,273	14,197
Diluted	14,542	14,197

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 (in thousands)

	For the Years Ended
	December 31,
	2015	2014

Net income (loss)	$5,340	$(29,892)
Other comprehensive income (loss):
Amortization of prior service credit	92	154
Actuarial (gain) loss	(497)	1,013
Amortization of actuarial loss	(117)	(70)
Adjustments to net periodic postretirement (benefit) loss	(522)	1,097
Comprehensive income (loss)	$5,862	$(30,989)

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For each of the two years in the period ended December 31, 2015

(in thousands)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss) Income	Total

Balance at December 31, 2013	14,520	$283	$15,732	$56,575	$(1,600)	$70,990

Net loss	-	-	-	(29,892)	-	(29,892)
Other comprehensive loss	-	-	-	-	(1,097)	(1,097)
Restricted stock grants	400	-	-	-	-	-
Restricted stock forfeited	(140)	-	-	-	-	-
Stock-based compensation	-	-	978	-	-	978

Balance at December 31, 2014	14,780	283	16,710	26,683	(2,697)	40,979

Net income	-	-	-	5,340	-	5,340
Other comprehensive income	-	-	-	-	522	522
Restricted stock grants	229	-	-	-	-	-
Restricted stock forfeited	(98)	-	-	-	-	-
Stock purchase and retirement for tax withholdings on vesting of restricted awards	(4)	-	(13)	-	-	(13)
Stock-based compensation	-	-	824	-	-	824
Balance at December 31, 2015	14,907	$283	$17,521	$32,023	$(2,175)	$47,652

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Cash received from customers	$56,271	$60,102
Cash paid to suppliers and employees	(55,898)	(67,139)
Cash from Continued Dumping and Subsidy Offset Act, net	5,308	-
Interest paid, net	(987)	(4,179)
Income tax payments	(105)	-
Net cash provided (used) by operating activities	4,589	(11,216)

Cash flows from investing activities:
Sale of short-term investments	-	10,000
Decrease in restricted cash	527	547
Proceeds from sale of assets	4	-
Purchase of other assets	(15)	(44)
Net cash provided by investing activities	516	10,503

Cash flows from financing activities:
Stock purchase and retirement for tax withholdings on vesting of restricted awards	(13)	-
Payments on insurance policy loans	(5,461)	(13,708)
Proceeds from insurance policy loans	-	2,701
Net cash used by financing activities	(5,474)	(11,007)

Cash flows from discontinued operations:
Cash provided by operating activities	1,282	4,744
Cash provided by investing activities	-	5,342
Net cash provided by discontinued operations	1,282	10,086

Net increase (decrease) in cash	913	(1,634)
Cash at beginning of year	5,584	7,218
Cash at end of year	$6,497	$5,584
Reconciliation of net income (loss) to net cash used by operating activities:

Net income (loss)	$5,340	$(29,892)
Loss from discontinued operations	11	22,004
Depreciation	185	188
Amortization	285	344
Stock-based compensation	824	978
Other, net	14	-
Changes in assets and liabilities:
Accounts receivable	(1,072)	(488)
Inventories	3,282	(315)
Prepaid expenses and other assets	(1,747)	(1,044)
Accounts payable	(542)	(634)
Accrued salaries, wages and benefits	177	(2,273)
Other accrued expenses	(1,109)	33
Other long-term liabilities	(1,059)	(117)
Net cash provided (used) by operating activities	$4,589	$(11,216)

The accompanying notes are an integral part of the consolidated financial statements

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies

Organization and Basis of Presentation

The consolidated financial statements include Stanley Furniture Company, Inc. and our wholly owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated.  We are a leading design, marketing and sourcing resource in the middle-to-upscale segment of the wood furniture residential market.

For financial reporting purposes, we operate in one reportable segment where substantially all revenues are from the sale of residential wood furniture products.

Cash

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Short-term Investments

Investments with maturities of greater than three months and less than one year at the time of purchase are considered short-term investments.  Our investments were in certificates of deposits, which we held until maturity.  We reported the investments at cost with earnings recognized through interest income.

Accounts Receivable

Substantially all of our accounts receivable are due from retailers and dealers that sell residential home furnishings, which consist of a large number of entities with a broad geographic dispersion. We continually perform credit evaluations of our customers and generally do not require collateral. Once we have determined the receivable is uncollectible, it is charged against the allowance for doubtful accounts.  In the event a receivable is determined to be potentially uncollectible, we engage collection agencies to attempt to collect amounts owed to us after all internal collection attempts have ended.

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

Property, Plant and Equipment

Depreciation of property, plant and equipment is computed using the straight-line method based upon the estimated useful lives.  Depreciation expense is charged to cost of sales or selling, general and administrative expenses based on the nature of the asset.  Gains and losses related to dispositions and retirements are included in income.  Maintenance and repairs are charged to income as incurred; renewals and betterments are capitalized.  Assets are reviewed for possible impairment when events indicate that the carrying amount of an asset may not be recoverable.  Assumptions and estimates used in the evaluation of impairment may affect the carrying value of property, plant and equipment, which could result in impairment charges in future periods.  Our depreciation policy reflects judgments on the estimated useful lives of assets.

Capitalized Software Cost

We amortize purchased computer software costs using the straight-line method over the estimated economic lives of the related products.  Unamortized cost at December 31, 2015 and 2014 was approximately $2.7 million and $2.9 million, respectively, and is included in other assets.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.         Summary of Significant Accounting Policies (continued)

Cash Surrender Value of Life Insurance Policies

At December 31, 2015, we owned 27 life insurance policies as a funding arrangement for our deferred compensation plan discussed in Note 6.  These corporate-owned policies had a net cash surrender value of $22.3 million.  We had $5.5 million in loans and accrued interest outstanding against the cash surrender value.  The growth in cash surrender value of these corporate-owned policies, net of related premiums and plan administrative costs, is included in operating income.  Interest on the insurance policy loans is recorded as interest expense below operating income.

Actuarially valued benefit accruals and expenses

We maintain three actuarially valued benefit plans.  These are our deferred compensation plan, our supplemental employee retirement plan and our postretirement health care benefits program.  The liability for these programs and the majority of their annual expense are developed from actuarial valuations.  Inherent in these valuations are key assumptions, including discount rates and mortality projections, which are usually updated on an annual basis near the beginning of each year.  We are required to consider current market conditions, including changes in interest rates in making these assumptions.  Changes in projected liability and expense may occur in the future due to changes in these assumptions.  The key assumptions used in developing the projected liabilities and expenses associated with the plans are outlined in Note 6 of the consolidated financial statements.

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

Fair Value of Financial Instruments

Accounting for fair value measurements requires disclosure of the level within the fair value hierarchy in which fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).  The fair value of receivables and payables approximate the carrying amount because of the short maturity of these instruments.

Earnings per Common Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share includes any dilutive effect of outstanding stock options and restricted stock calculated using the treasury stock method.

Stock-Based Compensation

We record share-based payment awards at fair value on the grant date of the awards, based on the estimated number of awards that are expected to vest, over the vesting period.  The fair value of stock options was determined using the Black-Scholes option-pricing model.  The fair value of the restricted stock awards was based on the closing price of the Company’s common stock on the date of the grant.  For awards with performance conditions, we recognize compensation cost over the expected period to achieve the performance conditions, provided achievement of the performance conditions are deemed probable.

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

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.         Summary of Significant Accounting Policies (continued)

Reclassifications

Certain amounts in the 2014 consolidated financial statements have been reclassified to conform to the 2015 presentation.  These reclassifications do not have an impact tot consolidated statements of operations, consolidated statement of comprehensive income, or consolidated statement of changes in stockholders’ equity.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09 is now effective for financial statements issued for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which the Company will adopt the standard.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). The amendments in ASU 2015-11 require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. The amendments do not apply to LIFO or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (“FIFO”) or average cost.  The amendment is effective for public entities for fiscal years beginning after December 15, 2016 and should be applied prospectively, however early adoption is permitted. The Company does not anticipate ASU 2015-11 to have a material impact to the consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (ASU 2015-17), Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in a classified balance sheet. Under ASU 2015-17, an entity should not offset deferred tax liabilities and assets attributable to different tax-paying components of the entity or to different tax jurisdictions, consistent with the guidance under existing U.S. GAAP. The ASU is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted as of the beginning of any interim or annual reporting period.  Guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet).  We have decided to early adopt this standard and apply retrospective treatment of the standard.  Because we carry a full valuation allowance against our deferred tax assets, we feel the classification of all deferred tax assets and liabilities as noncurrent provides a more informative disclosure and better reflects our having a full allowance against our net deferred tax assets.  The retrospective reclassification results in a reduction in current assets, total assets and long-term liabilities of $66,000 for the period ended December 31, 2014.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.      Property, Plant and Equipment

	Depreciable
	lives	(in thousands)
	(in years)	2015	2014
Machinery and equipment	5 to 12	$2,675	$3,883
Leasehold improvements	15	1,833	1,833
Property, plant and equipment, at cost		4,508	5,716
Less accumulated depreciation		2,721	3,726
Property, plant and equipment, net		$1,787	$1,990

3.      Income Taxes

The provision for income tax expense (benefit) consists of (in thousands):

	2015	2014
Current:
Federal	$52	$-
State	24	(39)
Total current	76	(39)
Deferred:
Federal	-	-
State	-	-
Total deferred	-	-
Income tax expense (benefit)	$76	$(39)

A reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate follows:

	2015	2014
Federal statutory rate	35.0%	(35.0)%
State tax, net of federal benefit	.6	(2.4)
State tax credits and adjustments	(1.9)	.1
Increase in cash surrender value of life insurance policies	(9.0)	(2.7)
Valuation allowance (decrease) increase	(23.6)	39.9
Other, net	.3	-
Effective income tax rate	1.4%	(.1)%

In accordance with our decision to early adopt and apply retrospectively Accounting Standards Update No. 2015-17 (ASU 2015-17), Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in a classified balance sheet, we have reclassified all of our deferred tax assets and liabilities to noncurrent.  The impact on the prior year was to reduce current net deferred tax assets and long-term net deferred tax liabilities by $66,000.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.      Income Taxes (continued)

The income tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31 follow (in thousands):

	2015	2014
Noncurrent deferred tax assets (liabilities):
Accounts receivable	$150	$294
Other accrued expenses	248	425
Property, plant and equipment	(1,255)	(1,187)
Employee benefits	4,252	5,649
Contribution carryforward	278	279
AMT credit	676	631
Net operating loss	14,845	15,633
Gross non-current deferred tax assets (liabilities)	19,194	21,724
Less valuation allowance	(19,194)	(21,724)
Net noncurrent deferred tax assets (liabilities)	$-	$-

We have U.S. federal net operating loss carryforwards of approximately $40.1 million which are available to reduce future taxable income.  The federal net operating loss will begin expiring in 2031.  We have combined state net operating loss carryforwards of $27.1 million that will expire at various times beginning in 2026.

During 2015, we recorded an $854,000 adjustment to correct an error in the prior year value of the employee benefits deferred tax asset to appropriately reflect the amount recorded associated with the future benefits of stock option compensation deductions.  Since we have a full valuation allowance, this adjustment had no impact on the consolidated statement of operations and is considered immaterial.

During 2015, we recorded a non-cash credit to our valuation allowance of $2.5 million against our December 31, 2015 deferred tax assets.  The primary assets which are covered by this valuation allowance are employee benefits and net operating losses in excess of the amounts which can be carried back to prior periods. The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance.  Our results over the most recent three-year period were heavily affected by our business restructuring activities. Our cumulative loss, excluding income from the Continued Dumping and Subsidy Offset Act, in the most recent three-year period, in our view, represented sufficient negative evidence to require a valuation allowance.  We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal, resulting in no deferred tax asset balance being recognized.  Should we determine that we will not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

The unrecognized tax benefits activity for the year ended December 31 follows (in thousands):

	2015	2014
Unrecognized tax benefits balance at January 1	$309	$351
Lapse of statute of limitations	(2)	(42)
Unrecognized tax benefits balance at December 31	$307	$309

As of December 31, 2015 and 2014, we had approximately $76,000 and $52,000 of accrued interest related to uncertain tax positions, respectively.

Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $200,000 at December 31, 2015 and $201,000 at December 31, 2014. The 2011, 2012, 2013 and 2014 tax years remain open to examination by major taxing jurisdictions.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.       Stockholders’ Equity

In addition to common stock, authorized capital includes 1,000,000 shares of “blank check” preferred stock.  None was outstanding during the three years ended December 31, 2015.  The Board of Directors is authorized to issue such stock in series and to fix the designation, powers, preferences, rights, limitations and restrictions with respect to any series of such shares.  Such “blank check” preferred stock may rank prior to common stock as to dividend rights, liquidation preferences or both, may have full or limited voting rights and may be convertible into shares of common stock.

            Basic and diluted earnings per share are calculated using the following share data (in thousands):

	2015	2014
Weighted average shares outstanding for basic calculation	14,273	14,197
Dilutive effect of stock options	269	-
Weighted average shares outstanding for diluted calculation	14,542	14,197

In 2014, the dilutive effect of stock options and restricted shares was not recognized since we had a net loss.   Approximately 1.2 million shares in 2015 and 1.4 million shares in 2014 were issuable upon the exercise of stock options, which were not included in the diluted per share calculation because they were anti-dilutive.  In 2015 and 2014, approximately 51,000 and 544,000 shares of restricted stock, respectively, were not included because they were anti-dilutive.

During 2015, we repurchased 4,622 shares of our common stock for approximately $13,000, which were tendered by recipients of restricted stock awards to satisfy tax withholding obligations on vested restricted stock.

In July 2012, the Board of Directors authorized the purchase of up to $5.0 million of our common stock.  These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices the Company deems appropriate.  In 2015 and 2014, no repurchases of our common stock were made pursuant to this authorization.  As of December 31, 2015 we have $4.0 million remaining on this authorization.

5.       Stock Based Compensation

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

The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense.  No options were granted in 2015 or 2014.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.       Stock Based Compensation (continued)

Stock option activity for the two years ended December 31, 2015, follows:

	Number	Weighted-Average	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	of shares	Exercise Price	(in years)	(in thousands)
Outstanding at December 31, 2013	1,944,108	$6.06	6.7
Forfeited	(465,786)	4.76
Expired	(106,968)	12.88

Outstanding at December 31, 2014	1,371,354	$5.97	5.7
Forfeited	(184,798)	4.31
Expired	(20,364)	23.41

Outstanding at December 31, 2015	1,166,192	$5.93	4.7	$-

Exercisable at December 31, 2015	1,125,988	$5.98	4.6	$-

As of December 31, 2015, there was $65,000 of total unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted-average remaining vesting period of 1.0 years.

There were no stock options exercised in 2015 and 2014.

Restricted Stock

The restricted stock awards are accounted for as “non-vested equity shares” until the awards vest or are forfeited.  In general, restricted stock awards for employees are time vested or performance vested and for non-employee directors vest at the end of their current term on the Board.  The fair value of each share of restricted stock is the market price of our stock on the grant date.  The fair value of each time vested award is amortized into compensation expense on a straight-line basis between the award date and the vesting date. Performance based awards are amortized into compensation expense based on the probability of meeting the performance criteria.   In 2015 and 2014, 140,442 and 68,608 of restricted stock awards vested and were released, respectively.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.       Stock Based Compensation (continued)

The following table summarizes information about restricted stock awards for the two years ended December 31, 2015:

		Weighted-Average
	Number	Grant Date
	of shares	Fair Value
Outstanding at December 31, 2013	352,613	$3.85
Forfeited	(140,448)	$3.89
Vested	(68,608)	$3.80
Granted	400,691	$3.71

Outstanding at December 31, 2014	544,248	$3.74

Forfeited	(97,549)	$3.45
Vested	(140,442)	$3.29
Granted	228,676	$2.86

Outstanding at December 31, 2015	534,933	$3.53

As of December 31, 2015, there was $667,000 of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average remaining vesting period of 2.3 years.

6.     Employee Benefits Plans

Defined Contribution Plan

We maintain a defined contribution plan covering substantially all of our employees and make discretionary matching and profit sharing contributions.  The total plan cost, including employer contributions, was $34,000 in 2015 and $273,000 in 2014.  Employer contributions were suspended to the plan beginning in 2015.

Deferred Compensation Plan

Effective January 1986, we established an unfunded, nonqualified deferred compensation plan for select key executives (the “Plan”).  The Plan allowed participants to defer a portion of their compensation and, upon retirement, receive an annual payment for life with a minimum of 15 payments.  The Plan was frozen to new participants in 1991 and there are no active employees in the plan.  The Plan is accounted for in accordance with ASC 715, Pension Plans, which results in an accrued liability based on future benefit payments owed to each participant under the Plan, utilizing mortality assumptions and a high quality corporate bond discount rate.

Corporate-owned life insurance policies were purchased as a potential funding source for this Plan.  The Company has the ability to borrow against these policies or cash them in at any time.  The balance sheet reflects a cash surrender value asset of $22.3 million (net of $5.5 million in loans and accrued interest) at December 31, 2015 and $15.1 million (net of $11.1 million in loans and accrued interest) at December 31, 2014.  Interest is paid on the borrowings at a rate of 13.13%, offset by a fixed rate of return of 12.63% on the borrowed portion of the cash surrender value of these policies, resulting in a net borrowing cost of 0.50%.  The fixed return on the non-borrowed cash surrender value of these policies is 4%.  Policy loan payments of $13.7 million and $5.5 million were made in 2014 and 2015, respectively.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.     Employee Benefits Plans (continued)

The growth in the cash surrender value of these policies, net of related premiums and plan administrative costs, is included in operating income.  Interest charges for policy loans are included in interest expenses below operating income.  The growth in cash surrender value of these policies is not taxable unless the policies are cashed in, while the interest paid is deductible for tax purposes.  While our $40.1 million in federal net operating loss (“NOL”) carryforwards make the tax benefits of these instruments less valuable today, these tax benefits would be beneficial in the future once the NOL’s were fully utilized.

The impact of the deferred compensation plan and corporate owned life insurance policies impact on net income is as follows (in thousands):

	2015	2014
Growth in cash surrender value of corporate-owned life insurance policies	$1,701	$2,836
Deferred compensation plan expenses	506	459
Operating income impact	1,195	2,377
Interest expense on loans against corporate-owned life insurance polices	948	2,881
Net income impact	$247	$(504)

Subsequent to year end, we made the decision to liquidate two of the outstanding life insurance policies with cash surrender value of $2.6 million.  We used $2.5 million of the proceeds to pay down outstanding loans and accrued interest, lowering our outstanding loan levels to $3.1 million and lowering interest expense to approximately $410,000 annually.

The annualized benefit in operating income and in net income if all policy loans and accrued interest were paid off would be approximately $500,000.

The financial status of the deferred compensation plan based on actuarially valued benefits at December 31 follows (in thousands):

	2015	2014
Change in benefit obligation:
Beginning benefit obligation	$5,412	$4,952
Interest cost	182	189
Actuarial loss (gain)	(395)	721
Benefits paid	(450)	(450)
Ending benefit obligation	$4,749	$5,412
Change in plan assets:
Beginning fair value of plan assets	-	-
Employer contributions	450	450
Benefits paid	(450)	(450)
Ending fair value of plan assets	-	-
Funded status	$(4,749)	$(5,412)

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.     Employee Benefits Plans (continued)

Amount recognized in the consolidated balance sheet (in thousands):

	2015	2014
Current liabilities	$(448)	$(448)
Noncurrent liabilities	(4,301)	(4,964)
Total	$(4,749)	$(5,412)

Amount recognized in accumulated other comprehensive income (loss) (in thousands):

	2015	2014
Net loss	$1,614	$2,102

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) (in thousands):

	2015	2014
Net periodic benefit cost:
Interest cost	$182	$189
Amortization of net loss	93	61
Net periodic benefit cost	275	$250
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	$(395)	$721
Amortization of net loss	(93)	(61)
Total recognized in other comprehensive income (loss)	(488)	660
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(213)	$910

Approximately $72,000 in accumulated other comprehensive income (loss) is expected to be recognized as components of net periodic benefit cost during 2016.

The assumptions used to determine the plan’s financial status and postretirement benefit cost:

	2015	2014
Discount rate for funded status	3.55%	3.50%
Discount rate for benefit cost	3.50%	4.00%

Estimated future benefit payments are as follows (in thousands):

2016	$448
2017	440
2018	392
2019	380
2020	370
2021 - 2025	1,608
Estimated contributions for 2016	$448

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

The financial status of the plans at December 31 follows (in thousands):

	Supplemental Retirement Plan		Other Postretirement Benefits
	2015	2014	2015	2014
Change in benefit obligation:
Beginning benefit obligation	$2,129	$1,937	$932	$1,066
Interest cost	72	74	26	34
Plan participants’ contributions			50	57
Actuarial (gain) loss	(93)	291	(9)	1
Benefits paid	(156)	(173)	(172)	(226)
Ending benefit obligation	$1,952	$2,129	$827	$932
Change in plan assets:
Beginning fair value of plan assets	-	-	-	-
Employer contributions	156	173	122	169
Plan participants’ contributions			50	57
Benefits paid	(156)	(173)	(172)	(226)
Ending fair value of plan assets	-	-	-	-
Funded status	$(1,952)	$(2,129)	$(827)	$(932)

Amount recognized in the consolidated balance sheet (in thousands):

	Supplemental Retirement Plan		Other Postretirement Benefits
	2015	2014	2015	2014
Current liabilities	$(155)	$(158)	$(92)	$(98)
Noncurrent liabilities	(1,797)	(1,971)	(735)	(834)
Total	$(1,952)	$(2,129)	$(827)	$(932)

Amount recognized in accumulated other comprehensive income (loss) (in thousands):

	Supplemental Retirement Plan		Other Postretirement Benefits
	2015	2014	2015	2014
Net loss (gain)	$704	$832	$(149)	$(152)
Prior service cost (credit)	-	-	-	(92)
Total	$704	$832	$(149)	$(244)

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.     Employee Benefits Plans (continued)

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) (in thousands):

	Supplemental Retirement Plan		Other Postretirement Benefits
	2015	2014	2015	2014
Net periodic benefit cost:
Interest cost	$72	$74	$26	$34
Amortization of net loss (gain)	36	24	(13)	(14)
Amortization of prior service cost	-	-	(92)	(154)
Net periodic benefit cost (income)	$108	$98	$(79)	$(134)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	$(93)	$291	$(9)	$1
Amortization of net (loss) gain	(36)	(24)	13	14
Amortization of prior service cost	-	-	92	154
Total recognized in other comprehensive income (loss)	$(129)	$267	$96	$169
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(21)	$365	$17	$35

The amounts in accumulated other comprehensive (loss) income that are expected to be recognized as components of net periodic benefit cost during 2016 are as follows (in thousands):

	Supplemental Retirement Plan	Other Postretirement Benefits
Net loss (gain)	$32	$(9)

The assumptions used to determine the plan’s financial status and postretirement benefit cost:

	Supplemental Retirement Plan		Other Postretirement Benefits
	2015	2014	2015	2014
Discount rate for funded status	3.65%	3.50%	3.20%	3.10%
Discount rate for benefit cost	3.50%	4.00%	3.10%	3.50%
Health care cost assumed trend rate for next year			6.50%	7.00%
Rate that the cost trend rate gradually declines to			5.50%	5.50%
Year that the rate reaches the rate it is assumed to remain at			2018	2018

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.     Employee Benefits Plans (continued)

An increase or decrease in the assumed health care cost trend rate of one percentage point in each future year would affect the accumulated postretirement benefit obligation at December 31, 2015 by approximately $140 and the annual postretirement benefit cost by approximately $4.

Estimated future benefit payments are as follows (in thousands):

	Supplemental Retirement Plan	Other Postretirement Benefits
Estimated net future benefit payments:
2016	$155	$92
2017	152	91
2018	149	83
2019	146	80
2020	143	76
2021 - 2025	661	307
Estimated contributions for 2016	$155	$92

The accrued liabilities relating to these plans are included in accrued salaries, wages and benefits and in long-term liabilities.

7.      Restructuring and Related Charges

As of December 31, 2015, our lease for warehouse space in Stanleytown, Virginia expired.  Over the last few years we have continually evaluated our overall warehousing and distribution requirements and began reducing our utilization of this facility in 2012 and exited it in 2014.  As a result, we took a charge to cost of goods sold for the remaining future lease obligations of $354,000 in 2014 when we completely exited the facility.

During 2013, we recorded $770,000 in restructuring charges in selling, general and administrative expenses for severance and relocation costs associated with the strategic decision to consolidate our corporate office and High Point showroom into a single multi-purpose facility in High Point, North Carolina.

Restructuring accrual activity for the years ended December 31, 2015 and 2014 follows (in thousands):

	Severance and other	Lease
	termination costs	Obligations	Total
Accrual January 1, 2014	$169	$488	$657
Charges (credits) to expense	(54)	354	300
Cash Payments	(115)	(362)	(477)
Accrual December 31, 2014	-	480	480

Cash payments	-	(480)	(480)
Accrual December 31, 2015	$-	$-	$-

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.         Discontinued Operations

During the second quarter of 2014, we concluded that revenue on our Young America product line remained below the level needed to reach profitability and that the time frame needed to assure sustainable profitability was longer than we felt was economically justified.  Therefore, we made the decision to cease manufacturing operations at our Robbinsville, North Carolina facility and sell the related assets of this facility.Manufacturing operations were ceased in the third quarter of 2014 and as a result this product line was reflected as a discontinued operation pursuant to the provisions of Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08) for all periods presented.

Loss from discontinued operations, net of taxes, comprised the following (in thousands):

	2015	2014
Net sales	$553	$19,193
Cost of sales	772	37,805
Selling, general and administrative expenses	(144)	3,392
Other income	64	-
Loss from discontinued operations before income taxes	(11)	(22,004)
Income tax (benefit) expense	-	-
Loss from discontinued operations, net of taxes	$(11)	$(22,004)

Loss from discontinued operations includes accelerated depreciation and amortization, write-down of inventories and other assets, severance and other termination costs, operating losses related to final manufacturing production and loss on sale of assets.  During the fourth quarter of 2014, we completed the sale of all property, plant and equipment for $5.5 million, and in 2015, we completed the sale and distribution of the remaining discontinued product.

Net (liabilities) assets for discontinued operations are as follows (in thousands):

	December 31,	December 31,
	2015	2014

Accounts receivable, net	$-	$695
Inventory	-	678
Total assets	-	1,373
Accounts payable and other liabilities	13	93
Net (liabilities) assets	$(13)	$1,280

9.     Income for Continued Dumping and Subsidy Offset Act (CDSOA)

The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection (Customs) for imports covered by antidumping duty orders entering the United States through September 30, 2007 to qualified domestic producers.  Distribution for 2012, 2013 and 2014 were withheld by Customs until pending ligation had been exhausted.  On October 6, 2014, the Supreme Court denied two of three of the Non-Supporting Producers’ petitions for certiorari review, and on December 15, 2014, the Supreme Court denied the third petition for review.  Accordingly, in March 2015, Customs began distributing funds withheld from distribution and our allocated share of these funds totaled $4.9 million.  In addition, we received $412,000 in December 2015 in normal distribution of funds collected on antidumping duty orders entering the United States prior to September 2007.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.     Commitments and Contingencies

Our leased facilities include warehouse and distribution space, showroom and office space and certain technology equipment.  These leases have varying terms up to ten years.  Rental expenses charged to operations were $2.9 million and $2.7 million in 2015 and 2014, respectively.

At December 31, 2015, the future minimum lease payments for our current operating leases were as follows (in thousands):

Total
2016	$1,196
2017	783
2018	835
2019	863
2020	740
Thereafter	1,143
Total minimum lease payments	$5,560

 We currently have letters of credit to cover estimated exposures, most notably with workman’s compensation claims.  This agreement requires us to maintain a compensating balance with the issuer for the amounts outstanding.  We currently have letters of credit outstanding in the amount of $663,000.  The compensating balance amount is reflected as restricted cash on the consolidated balance sheet.

In the normal course of business, we are involved in claims and lawsuits, none of which currently, in management’s opinion, will have a material adverse effect on our Consolidated Financial Statements.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.     Quarterly Results of Operations (Unaudited)

	(in thousands, except per share data)
2015 Quarters:	First	Second	Third	Fourth
Net Sales	$14,672	$15,133	$13,760	$13,799
Gross profit	2,983	3,839	3,410	3,453
Net income from continuing operations	2,773(1)	1,268(1)	391	919(1)
Net (loss) income from discontinued operations	(118)	35	74	(2)
Net income	$2,655(1)	$1,303(1)	$465	$917(1)
Basic earnings per share (2):
Net income from continuing operations	$.20	$.09	$.03	$.06
Net loss from discontinued operations	(.01)	-	-	-
Net Income	$.19	$.09	$.03	$.06
Diluted earnings per share (2):
Net income from continuing operations	$.19	$.09	$.03	$.06
Net (loss) income from discontinued operations	(.01)	-	-	-
Net income	$.18	$.09	$.03	$.06

2014 Quarters:	First	Second	Third	Fourth
Net Sales	$14,642	$16,033	$13,928	$16,020
Gross profit	2,938	2,725	2,624	3,726
Net loss from continuing operations	(1,725)	(2,197)(3)	(1,438)	(2,528)
Net loss from discontinued operations	(2,901)	(17,303)	(1,118)	(682)
Net loss	$(4,626)	$(19,500)(3)	$(2,556)	$(3,210)
Basic loss per share (2):
Net loss from continuing operations	$(.12)	$(.16)	$(.10)	$(.18)
Net loss from discontinued operations	(.21)	(1.22)	(.08)	(.05)
Net loss	$(.33)	$(1.38)	$(.18)	$(.23)
Diluted loss per share (2):
Net loss income from continuing operations	$(.12)	$(.16)	$(.10)	$(.18)
Loss from discontinued operations	(.21)	(1.22)	(.08)	(.05)
Net loss	$(.33)	$(1.38)	$(.18)	$(.23)

(1)    Includes proceeds received from the Continued Dumping and Subsidy Offset Act, net of taxes, of $3.8 million in the first quarter, $1.1 million in the second quarter and $407,000 in the fourth quarter of 2015.

(2)    The sum of individual quarterly net income per share may not agree to the total for the year due to each period’s computation being based on the weighted average number of common shares outstanding during each period.

(3)    Includes a charge of $354,000 for the future lease obligation for a leased facility no longer utilized.

STANLEY FURNITURE COMPANY, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For each of the Two Years in the Period Ended December 31, 2015

(in thousands)

Column A	Column B	Column C	Column D	Column E
		Charged
	Balance at	(Credited)		Balance at
	Beginning	to Costs &		End
Descriptions	of Period	Expenses	Deductions	of Period
2015
Doubtful receivables	$189	$93	$15(a)	$267
Discounts, returns, and allowances	186	(49)(b)	-	137
	$375	$44	$15	$404
Valuation allowance for deferred tax assets	$21,724	$-	$2,530	$19,194

2014
Doubtful receivables	$112	$171	$94(a)	$189
Discounts, returns, and allowances	158	28(b)	-	186
	$270	$199	$94	$375
Valuation allowance for deferred tax assets	$10,727	$10,997	$-	$21,724

(a) Uncollectible receivables written-off, net of recoveries.
(b) Represents net increase (decrease) in the reserve.

S-1