Form 10-Q
period 2016-04-02
STANLEY FURNITURE CO INC.
filed 2016-04-25
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016

or

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

336-884-7700

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

As of April 22, 2016, 14,699,677 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

		December 31, 2015

	April 2, 2016 (unaudited)
ASSETS
Current assets:
Cash	$25,900	$6,497
Restricted cash	663	663
Accounts receivable, less allowances of $341 and $404, on each respective date	6,195	6,925
Inventory	20,888	20,934
Prepaid expenses and other current assets	573	959
Total current assets	54,219	35,978

Property, plant and equipment, net	1,743	1,787
Cash surrender value of life insurance policies, net	-	22,253
Other assets	3,085	3,128
Total assets	$59,047	$63,146

LIABILITIES
Current liabilities:
Accounts payable	$3,690	$5,883
Accrued salaries, wages and benefits	1,363	1,367
Other accrued expenses	874	334
Total current liabilities	5,927	7,584

Deferred compensation	3,888	4,301
Supplemental retirement plan	1,776	1,797
Other long-term liabilities	2,162	1,812
Total liabilities	13,753	15,494

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 25,000,000 shares authorized, 14,699,677 and 14,906,831 shares issued and outstanding on each respective date	275	283
Capital in excess of par value	16,633	17,521
Retained earnings	30,538	32,023
Accumulated other comprehensive loss	(2,152)	(2,175)
Total stockholders’ equity	45,294	47,652
Total liabilities and stockholders’ equity	$59,047	$63,146

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended

	April 2, 2016	March 28, 2015

Net sales	$11,683	$14,672

Cost of sales	9,142	11,689

Gross profit	2,541	2,983

Selling, general and administrative expenses	3,311	3,646

Operating loss	(770)	(663)

Income from Continued Dumping and Subsidy Offset Act, net	-	3,820
Other income, net	5	11
Interest expense, net	109	330

(Loss) income from continuing operations before income taxes	(874)	2,838

Income tax expense	611	65

Net (loss) income from continuing operations	(1,485)	2,773
Net loss from discontinued operations	-	(118)
Net (loss) income	$(1,485)	$2,655

Basic (loss) income per share:
(Loss) income from continuing operations	$(.10)	$.20
Loss from discontinued operations	-	(.01)
Net (loss) income	$(.10)	$.19

Diluted (loss) income per share:
(Loss) income from continuing operations	$(.10)	$.19
Loss from discontinued operations	-	(.01)
Net (loss) income	$(.10)	$.18

Weighted average shares outstanding:
Basic	14,222	14,236
Diluted	14,222	14,464

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	Three Months
	Ended
	April 2,	March 28,
	2016	2015

Net (loss) income	$(1,485)	$2,655
Other comprehensive (loss) income:
Amortization of prior service cost	-	23
Amortization of actuarial loss	(23)	(30)
Adjustments to net periodic postretirement benefit cost	(23)	(7)
Comprehensive (loss) income	$(1,462)	$2,662

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	April 2, 2016	March 28, 2015

Cash flows from operating activities:
Cash received from customers	$12,261	$13,876
Cash paid to suppliers and employees	(14,259)	(16,562)
Cash from Continued Dumping and Subsidy Offset Act	-	3,820
Interest paid, net	(199)	(398)
Net cash (used) provided by operating activities	(2,197)	736

Cash flows from investing activities:
Proceeds from surrender of corporate-owned life insurance policies	28,139	-
Purchase of other assets	(14)	-
Net cash provided by investing activities	28,125	-

Cash flows from financing activities:
Payments on insurance policy loans	(5,495)	(1,400)
Repurchase and retirement of common stock	(1,012)	-
Stock purchase and retirement for tax withholdings on vesting of restricted awards	(14)	-
Net cash used by financing activities	(6,521)	(1,400)

Cash flows from discontinued operations:
Cash (used) provided by operating activities	(4)	873
Net cash (used) provided by discontinued operations	(4)	873

Net increase in cash	19,403	209
Cash at beginning of period	6,497	5,584
Cash at end of period	$25,900	$5,793

Reconciliation of net (loss) income to net cash (used) provided by operating activities:
Net (loss) income	$(1,485)	$2,655
Loss from discontinued operations	-	118
Depreciation and amortization	116	116
Stock-based compensation	130	226

Changes in assets and liabilities:
Accounts receivable	730	(815)
Inventories	46	1,163
Prepaid expenses and other assets	(20)	(406)
Accounts payable	(2,193)	(1,725)
Accrued salaries, wages and benefits	(171)	(121)
Other accrued expenses	544	(204)
Other long-term liabilities	106	(271)
Net cash (used) provided by operating activities	$(2,197)	$736

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.

Preparation of Interim Unaudited Consolidated Financial Statements

The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles in the United States have been either condensed or omitted pursuant to SEC rules and regulations.  However, we believe that the disclosures made are adequate for a fair presentation of results of operations and financial position.  Operating results for the interim periods reported herein may not be indicative of the results expected for the year.  We suggest that these consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in our latest Annual Report on Form 10-K.

Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for all periods presented, unless otherwise noted.

Certain amounts in the 2015 consolidated financial statements have been reclassified to conform to the 2016 presentation.  These reclassifications do not have an impact on the consolidated statements of operations or the consolidated statement of comprehensive (loss) income.

2.

Property, Plant and Equipment

	(in thousands)
	April 2, 2016	December 31, 2015

Machinery and equipment	$2,675	$2,675
Leasehold improvements	1,833	1,833
Property, plant and equipment, at cost	4,508	4,508
Less accumulated depreciation	2,765	2,721
Property, plant and equipment, net	$1,743	$1,787

3.

Income Taxes

During the first three months of 2016, we utilized $23.4 million of our $40.1 million net operating loss carry-forwards against taxable income resulting primarily from our surrender of corporate-owned life insurance policies. The premiums paid and the growth in surrender value of these policies were excludable from taxable income over the life of these policies when held until death of the covered lives, but this growth, net of premiums paid, became taxable when we surrendered the policies. The aggregate impact of the surrender of these policies in the first quarter of this year was the creation of $24.0 million in taxable income. The income tax expense recognized during the current three month period was largely the result of federal alternative minimum tax which limits our ability to offset income generated during the period with net operating carry-forwards, and, to a lesser extent, the impact of surrendering these policies have on state income taxes. During the first three months of 2016, we reduced our valuation allowance against deferred tax assets from $19.2 million to $11.2 million at April 2, 2016, as a result of the use of a portion of our net operating loss carry-forwards.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

3.

Income Taxes (continued)

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

Our effective tax rate for the current quarter was a negative 69.9%, driven by the impact of the alternative minimum tax and state related taxes on the surrender of corporate owned life insurance policies.  The effective tax rate in the prior year quarter was 2.2%, also driven by the impact of the alternative minimum tax limiting the ability to offset the income received from the Continued Dumping and Subsidy Offset Act during that quarter.  The major reconciling items between our effective income tax rate and the federal statutory rate are the change in our valuation allowance and the cash surrender value on life insurance policies.

4.

Employee Benefit Plans

Components of other postretirement benefit cost (in thousands):

	Three Months Ended
	April 2, 2016	March 28, 2015

Interest cost	$64	$70
Amortization of prior service benefit	-	(23)
Amortization of actuarial loss	23	30
Net periodic postretirement benefit cost	$87	$77

5.

Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding.  Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share.  Basic and diluted earnings per share are calculated using the following share data (in thousands):

	Three Months Ended
	April 2, 2016	March 28, 2015

Weighted average shares outstanding for basic calculation	14,222	14,236
Add: Effect of dilutive stock options	-	228
Weighted average shares outstanding, adjusted for diluted calculation	14,222	14,464

In the three month period ended April 2, 2016, the dilutive effect of stock options is not recognized since we had a net loss.  Approximately 1.2 million shares in 2016 were issuable upon the exercise of stock options, which were not included in the diluted per share calculation because they were anti-dilutive.  Also, 628,000 shares in 2016 of restricted stock were not included because they were anti-dilutive.  In the 2015 first quarter period, approximately 926,000 stock options were excluded from the diluted per share calculation as they would be anti-dilutive.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

5.

Stockholders’ Equity (continued)

A reconciliation of the activity in Stockholders’ Equity accounts for the quarter ended April 2, 2016 is as follows (in thousands):

				Accumulated Other Comprehensive Loss
		Capital in Excess of Par Value
	Common Stock		Retained Earnings

Balance at December 31, 2015	$283	$17,521	$32,023	$(2,175)
Net loss	-	-	(1,485)	-
Purchase and retirement of common stock	(8)	(1,004)	-	-
Stock purchase and retirement for tax withholdings on vesting of restricted awards	-	(14)	-	-
Stock-based compensation	-	130	-	-
Adjustment to net periodic benefit cost	-	-	-	23
Balance at April 2, 2016	$275	$16,633	$30,538	$(2,152)

6.

Income from Continued Dumping and Subsidy Offset Act (CDSOA)

We did not receive any CDSOA distributions in the current year quarter.  In the prior year quarter, we recorded income of $3.8 million from CDSOA distributions previously withheld by Customs pending resolution of non-supporting producers’ claims seeking to share in these distributions.

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

There was no loss from discontinued operations in the first quarter of 2016.  Loss from discontinued operations, net of taxes, for the three months ended March 28, 2015 comprised the following (in thousands):

Net sales	$207
Cost of sales	393
Selling, general and administrative expenses	(68)
Loss from discontinued operations before income taxes	(118)
Income tax	-
Loss from discontinued operations, net of income taxes	$(118)

Loss from discontinued operations included write-down of inventories and other assets, severance and other termination costs and operating losses related to final manufacturing production.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

8.

Corporate-owned Life Insurance Policies

In January 2016, we made the decision to liquidate two of our twenty-seven corporate-owned life insurance policies with cash surrender value of $2.6 million.  We used $2.5 million of the proceeds to pay down outstanding loans and accrued interest on corporate-owned life insurance policies, lowering our outstanding loan levels to $3.1 million.  In March 2016, we made the decision to liquidate the remaining twenty-five life insurance policies with cash surrender value of $25.6 million.  We received $22.4 million in proceeds on March 28, 2016, comprised of the cash surrender value net of $3.2 million in remaining outstanding loans and accrued interest.  The decision to liquidate was made after continued review of the financial stability of Genworth Life Insurance Company, the issuer of the policies.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Operations:

	Three Months Ended
	April 2, 2016	March 28, 2015

Net sales	100.0%	100.0%
Cost of sales	78.3	79.7
Gross profit	21.7	20.3
Selling, general and administrative expenses	28.3	24.8
Operating loss	(6.6)	(4.5)
CDSOA income	-	26.0
Other income, net	-	.1
Interest expense, net	.9	2.3
Income (loss) from continuing operations before income taxes	(7.5)	19.3
Income tax expense	5.2	.4
Net income (loss) from continuing operations	(12.7)	18.9
Net loss from discontinued operations	-	(.8)
Net income (loss)	(12.7)%	18.1%

Net sales of $11.7 million for the three month period ended April 2, 2016, decreased $3.0 million, or 20.4%, compared to the 2015 three month period, primarily due to lower unit volume and, to a lesser extent, lower average selling prices.  Lower unit volume was primarily a result of delays in shipping new product introduced in 2015 as the construction of the new factory in Vietnam dedicated solely to our new product took much longer than originally anticipated.  These initial orders of 2015 introductions should be on retail floors by the end of the second quarter, generating orders by the third quarter.

Gross profit for the first three months of 2016 decreased to $2.5 million, or 21.7% of net sales, from $3.0 million, or 20.3% of net sales, for the comparable three months of 2015.  The decrease in gross profit was driven by the lower sales volume.  The improved gross margin resulted from lower freight costs.  Partially offsetting this improvement was the reduced absorption of fixed costs due to lower sales, higher discounting and higher quality costs from our existing vendor base.  The higher prior year product costs were driven by higher ocean freight costs resulting from West Coast port issues.

Selling, general and administrative expenses decreased to $3.3 million, or 28.3% of net sales, for the three month period of 2016 from $3.6 million, or 24.8% of net sales, for the comparable three month period of 2015. The decrease in spending is the result of lower sales and delaying some marketing and advertising efforts awaiting sufficient stock availability. Partially offsetting these lower expenses was the decline in cash surrender value growth of corporate-owned life insurance policies, net of expenses, of $190,000. Selling, general and administrative expenses, as well as cost of goods sold, in the prior year quarters included an offset of approximately $365,000 per quarter as a result of the cash surrender value growth, net of expenses, in these policies that will be eliminated in 2016 as a result of these policies being surrendered during the first quarter of 2016. Approximately 60% of this growth was in selling, general and administrative expenses and the remaining 40% was in cost of goods sold. The elimination of this growth will be partially offset by a reduction in interest expense going forward.

As a result, operating loss as a percentage of net sales was 6.6% for the three-month period of 2016 compared to a loss of 4.5% for the comparable 2015 period.

During the prior year three month period we recorded income of $3.8 million from the receipt of funds under the Continued Dumping and Subsidy Offset Act (CDSOA).  No proceeds were received in the current three month period.

Interest expense for the three month period of 2016 decreased $221,000 from the comparable 2015 period.  Interest expense is composed of interest on loans against cash surrender value of insurance policies used to fund our legacy deferred compensation plan.  The decrease in expense is due to lower outstanding loan balances in the current quarter compared to prior year from our continued efforts to pay down these loans using excess cash.  We began 2016 with $5.5 million in outstanding loans, paying down $2.4 million in late January and the remainder in late March.  As a result, interest expense related to these loans will be eliminated going forward.  In the prior year, we began with $11 million in outstanding loans, paying down $1.4 million of loans in the middle of March.

Our effective tax rate for the current quarter was a negative 69.9%.  As indicated above, we surrendered our corporate-owned life insurance policies during the first quarter of 2016, which resulted in taxable income for the period.  The premiums paid and the growth in surrender value of these policies were excludable from taxable income over the life of these polices when held until death of the covered lives, but this growth, net of premiums paid, became taxable when we surrendered the policies.  The aggregate impact of the surrender of these policies in the first quarter of this year was the creation of $24.0 million in taxable income.  The income tax expense recognized was largely the result of federal alternative minimum tax which limits our ability to offset income generated during the period with net operating carry-forwards, and, to a lesser extent, impact of the policy surrenders have on state income taxes.  The effective tax rate in the prior year quarter was 2.2%, also driven by the impact of the alternative minimum tax limiting the ability to offset the income received from the Continued Dumping and Subsidy Offset Act during that quarter.  The major reconciling items between our effective income tax rate and the federal statutory rate are the change in our valuation allowance and the cash surrender value on life insurance policies.

During 2014, we ceased production of our Young America product line and closed our manufacturing operation in Robbinsville, North Carolina.  A loss of $118,000 was recognized from discontinued operations in the first quarter of 2015, as we continued to sell off inventory and collect outstanding receivables.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand and cash generated from operations. While we believe that our business strategy will be successful, we cannot predict with certainty the ultimate impact on our revenues, operating costs and cash flow from operations.  We expect cash on hand to be adequate for ongoing operational and capital expenditures for the foreseeable future.  At April 2, 2016, we had $25.9 million in cash and $663,000 in restricted cash.

Working capital, excluding cash and restricted cash, increased slightly to $21.7 million at April 2, 2016 from $21.2 million on December 31, 2015.  The increase was primarily the result of a decrease in accounts payable as we paid for inventory that was in-transit from Asia, partially offset by decreases in accounts receivable and prepaid and other assets and an increase in other accrued liabilities.

Cash used by operations was $2.2 million in the current quarter of 2016 compared to cash generated from operations of $736,000 in the comparable prior year quarter.  The cash generation in 2015 was the result of receiving $3.8 million on CDSOA proceeds during the period. Excluding these proceeds, less cash was used by operations during the first quarter of 2016 due to lower freight costs and lower interest payments on loans against corporate owned life insurance policies.

Cash generated from investing activities in the first quarter of 2016 was due to $28.1 million in proceeds from the surrender of corporate-owned life insurance policies.  No investing activities occurred in the first quarter of 2015.

Net cash used by financing activities in the current quarter of 2016 was $6.5 million compared to $1.4 million in the comparable quarter of 2015.  During the current quarter we used $5.5 million to pay off the remaining outstanding life insurance policy loans in conjunction with our decision to surrender these corporate-owned life insurance policies and $1.0 million for the repurchase and retirement of 400,000 shares of our common stock.  In the first quarter of 2015 we used $1.4 million to pay-down life insurance policy loans.

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

New Accounting Pronouncements

In February 2016, the FASB issued its final lease accounting standard, FASB Accounting Standard Codification ("ASC") Topic 842, Leases, which requires lessees to reflect most leases on their balance sheet as assets and obligations. The effective date for the standard is for fiscal years beginning after December 15, 2018. Early adoption is permitted. We are evaluating the effect that ASC 842 will have on our consolidated financial statements and related disclosures. The standard is to be applied under the modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09).  The amendments in ASU 2016-09 simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  The effective date for the standard for public entities is for fiscal years beginning after December 15, 2016. Early adoption is permitted. We are evaluating the effect that ASU 2016-09 will have on our consolidated financial statements and related disclosures.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2015 Annual Report on Form 10-K.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements.  These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” “could”, or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.  These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Such risks and uncertainties include disruptions from transitioning  to and using a single contract manufacturer for substantially all of our products including those arising in the event the manufacturer is not able to manufacture as anticipated in terms of cost, quality or timeliness or in the event we lost this relationship, disruptions in foreign sourcing including those arising from supply or distribution disruptions or those arising from changes in political, economic and social conditions, as well as laws and regulations, in countries from which we source products, international trade policies of the United States and countries from which we source products, the inability to raise prices in response to inflation and increasing costs, lower sales due to worsening of current economic conditions, the cyclical nature of the furniture industry, business failures or loss of large customers, failure to anticipate or respond to changes in consumer tastes, fashions and perceived values in a timely manner, competition in the furniture industry,  environmental, health, and safety  compliance costs, and failure or interruption of our information technology infrastructure.  Any forward-looking statement speaks only as of the date of this filing and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

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

Part II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

   The following table summarizes the repurchases of our equity securities during the 3-month period ended April 2, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs(1)
January 1 to February 6, 2016	-		-	3,981,271
February 7 to March 5, 2016	405,468(2)	2.53	400,000	2,969,271
March 6 to April 2, 2016	-		-	2,969,271
Three months ended April 2, 2016	405,468(2)		400,000

(1)   In July 2012, the Board of Directors authorized the purchase of up to $5.0 million of our common stock.  These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices the company deems appropriate.

(2) Includes 5,468 shares tendered by recipients of restricted stock awards to satisfy tax withholding obligations on vested restricted stock.

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) condensed consolidated statements of comprehensive (loss) income, (iv) condensed consolidated statements of cash flows, (v) the notes to the consolidated financial statements, and (vi) document and entity information.(1)

_____________________

(1)          Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 25, 2016	STANLEY FURNITURE COMPANY, INC.
	By:	/s/ Anita W. Wimmer
Anita W. Wimmer
Principal Financial and Accounting Officer