Form 10-Q
period 2016-07-02
STANLEY FURNITURE CO INC.
filed 2016-07-25
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016

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

As of July 22, 2016, 14,732,199 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

STANLEY FURNITURE COMPANY, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	July 2, 2016 (unaudited)
		December 31, 2015

ASSETS
Current assets:
Cash	$26,692	$6,497
Restricted cash	663	663
Accounts receivable, less allowances of $417 and $404, on each respective date	5,607	6,925
Inventory	21,202	20,934
Prepaid expenses and other current assets	646	959
Total current assets	54,810	35,978

Property, plant and equipment, net	1,698	1,787
Cash surrender value of life insurance policies, net	-	22,253
Other assets	3,012	3,128
Total assets	$59,520	$63,146

LIABILITIES
Current liabilities:
Accounts payable	$5,852	$5,883
Accrued salaries, wages and benefits	1,357	1,367
Other accrued expenses	977	334
Total current liabilities	8,186	7,584

Deferred compensation	3,928	4,301
Supplemental retirement plan	1,754	1,797
Other long-term liabilities	1,739	1,812
Total liabilities	15,607	15,494

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 25,000,000 shares authorized, 14,732,199
and 14,906,831 shares issued and outstanding on each respective date	275	283
Capital in excess of par value	16,620	17,521
Retained earnings	29,146	32,023
Accumulated other comprehensive loss	(2,128)	(2,175)
Total stockholders’ equity	43,913	47,652
Total liabilities and stockholders’ equity	$59,520	$63,146

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three Months Ended		Six Months Ended

	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

Net sales	$12,053	$15,133	$23,736	$29,805

Cost of sales	9,991	11,294	19,133	22,983

Gross profit	2,062	3,839	4,603	6,822

Selling, general, and administrative expenses	3,508	3,452	6,819	7,098

Operating (loss) income	(1,446)	387	(2,216)	(276)

Income from Continued Dumping and Subsidy Offset Act, net	-	1,076	-	4,896
Other income, net	6	29	11	40
Interest expense, net	-	210	109	540

(Loss) income from continuing operations before taxes	(1,440)	1,282	(2,314)	4,120

Income tax (benefit) expense	(48)	14	563	79

Net (loss) income from continuing operations	(1,392)	1,268	(2,877)	4,041
Net income (loss) from discontinued operations	-	35	-	(83)
Net (loss) income	$(1,392)	$1,303	$(2,877)	$3,958

Basic (loss) income per share:
(Loss) income from continuing operations	$(.10)	$.09	$(.20)	$.29
Income (loss) from discontinued operations	-	-	-	(.01)
Net (loss) income	$(.10)	$.09	$(.20)	$.28

Diluted (loss) income per share:
(Loss) income from continuing operations	$(.10)	$.09	$(.20)	$.28
Income (loss) from discontinued operations	-	-	-	(.01)
Net (loss) income	$(.10)	$.09	$(.20)	$.27

Weighted average shares outstanding:
Basic	14,083	14,260	14,164	14,250
Diluted	14,083	14,497	14,164	14,461

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (in thousands) (unaudited)
	Three Months Ended		Six Months Ended

	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

Net (loss) income	$(1,392)	$1,303	$(2,877)	$3,958
Other comprehensive (loss) income:
Amortization of prior service cost	-	23	-	46
Amortization of actuarial loss	(24)	(28)	(47)	(58)
Adjustments to net periodic benefit cost	(24)	(5)	(47)	(12)
Comprehensive (loss) income	$(1,368)	$1,308	$(2,830)	$3,970

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	July 2, 2016	June 27, 2015

Cash flows from operating activities:
Cash received from customers	$25,087	$28,042
Cash paid to suppliers and employees	(26,028)	(30,309)
Cash from Continued Dumping and Subsidy Offset Act	-	4,896
Interest paid, net	(199)	(670)
Income taxes paid	(262)	(90)
Net cash (used) provided by operating activities	(1,402)	1,869

Cash flows from investing activities:
Proceeds from surrender of corporate-owned life insurance policies	28,139	-
Decrease in restricted cash	-	527
Purchase of other assets	(14)	-
Net cash provided by investing activities	28,125	527

Cash flows from financing activities:
Payments on insurance policy loans	(5,495)	(4,279)
Repurchase and retirement of common stock	(1,012)	-
Stock purchase and retirement for tax withholdings on vesting of restricted awards	(14)	-
Net cash used by financing activities	(6,521)	(4,279)

Cash flows from discontinued operations:
Cash (used) provided by operating activities	(7)	1,129
Net cash (used) provided by discontinued operations	(7)	1,129

Net increase (decrease) in cash	20,195	(754)
Cash at beginning of period	6,497	5,584
Cash at end of period	$26,692	$4,830

Reconciliation of net loss to net cash (used) provided by operating activities:
Net (loss) income	$(2,877)	$3,958
Loss from discontinued operations	-	83
Depreciation and amortization	234	234
Stock-based compensation	117	406

Changes in assets and liabilities:
Accounts receivable	1,318	(1,481)
Inventories	(268)	1,551
Prepaid expenses and other assets	(93)	(1,153)
Accounts payable	(31)	(259)
Accrued salaries, wages and benefits	77	(48)
Other accrued expenses	649	(964)
Other long-term liabilities	(528)	(458)
Net cash (used) provided by operating activities	$(1,402)	$1,869

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

2.          Property, Plant and Equipment

	(in thousands)
	July 2, 2016	December 31, 2015

Machinery and equipment	$2,675	$2,675
Leasehold improvements	1,833	1,833
Property, plant and equipment, at cost	4,508	4,508
Less accumulated depreciation	2,810	2,721
Property, plant and equipment, net	$1,698	$1,787

3.          Income taxes

During the first six months of 2016, we utilized $21.7 million of our $40.1 million net operating loss carry-forwards against taxable income resulting primarily from our surrender of corporate-owned life insurance policies. The premiums paid and the growth in surrender value of these policies were excludable from taxable income over the life of these policies when held until death of the covered lives, but this growth, net of premiums paid, became taxable when we surrendered the policies. The aggregate impact of the surrender of these policies in the first six months of this year was $24.0 million in taxable income. The income tax expense associated with the surrender of the corporate-owned life insurance policies was recognized in full during the first quarter as that is when the surrender was complete. Therefore, the income tax benefit recognized during the current three month period was the result of normal operating losses incurred during the period. These will ultimately offset the income recognized in the first three months, which will lower the impact of the federal alternative minimum tax and state income taxes. The income tax expense recognized during the current six month period was the result of federal alternative minimum tax and, to a lesser extent, the impact of surrendering these policies have on state income taxes. During the first six months of 2016, we reduced our valuation allowance against deferred tax assets from $19.2 million to $11.7 million at July 2, 2016, as a result of the use of a portion of our net operating loss carry-forwards.

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

Our effective tax rates for the current three and six month periods were 3.3% and negative 24.3%, respectively, driven by the impact of the alternative minimum tax and state related taxes on the surrender of corporate owned life insurance policies. The effective tax rates in the prior year three and six month periods were 1.1% and 2.0%, respectively, also driven by the impact of the alternative minimum tax limiting the ability to offset the income received from the Continued Dumping and Subsidy Offset Act during those periods. The major reconciling items between our effective income tax rate and the federal statutory rate are the change in our valuation allowance and the cash surrender value on life insurance policies.

4.          Employee Benefit Plans

Components of other postretirement benefit cost (in thousands):

	Three Months Ended		Six Months Ended

	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

Interest cost	$63	$70	$127	$140
Amortization of prior service benefit	-	(23)	-	(46)
Amortization of actuarial loss	24	28	47	58
Net periodic postretirement benefit cost	$87	$75	$174	$152

5.          Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (in thousands):

	Three Months Ended		Six Months Ended

	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

Weighted average shares outstanding for basic calculation	14,083	14,260	14,164	14,250
Add: Effect of dilutive stock awards	-	237	-	211
Weighted average shares outstanding, adjusted for diluted calculation	14,083	14,497	14,164	14,461

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

5.          Stockholders’ Equity (continued)

In the three and six month periods ended July 2, 2016, the dilutive effect of stock options is not recognized since we had a net loss. Approximately 1.2 million shares in the three and six month periods of 2016 were issuable upon the exercise of stock options. These were not included in the diluted per share calculation because they were anti-dilutive. Also, 638,000 shares in 2016 of restricted stock were not included because they were anti-dilutive. In the three and six month periods ended June 27, 2015, approximately 1.4 million stock options were excluded from the diluted per share calculation as they would be anti-dilutive.

A reconciliation of the activity in stockholders’ equity accounts for the quarter ended July 2, 2016 is as follows (in thousands):

				Accumulated Other Comprehensive Loss
		Capital in Excess of Par Value
	Common Stock		Retained Earnings

Balance at December 31, 2015	$283	$17,521	$32,023	$(2,175)
Net loss	-	-	(2,877)	-
Purchase and retirement of common stock	(8)	(1,004)	-	-
Stock purchase and retirement for tax withholdings
on vesting of restricted awards	-	(14)	-	-
Stock-based compensation	-	117	-	-
Adjustment to net periodic benefit cost	-	-	-	47
Balance at July 2, 2016	$275	$16,620	$29,146	$(2,128)

6.          Income from Continued Dumping and Subsidy Offset Act (CDSOA)

We did not receive any CDSOA distributions in the 2016 three and six month periods. In the prior year three and six month periods, we recorded income of $1.1 million and $4.9 million, respectively, from CDSOA distributions previously withheld by U.S. Customs and Border Protection pending resolution of non-supporting producers’ claims seeking to share in these distributions.

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

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

7.          Discontinued Operations (continued)

Loss from discontinued operations, net of taxes, comprised the following (in thousands):

	Three Months Ended		Six Months Ended

	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

Net sales	$-	$331	$-	$538
Cost of sales	-	326	-	719
Selling, general and administrative expenses, net	-	(30)	-	(98)
Income (loss) from discontinued operations
before income taxes	-	35	-	(83)
Income taxes	-	-	-	-
Income (loss) from discontinued operations
after income taxes	$-	$35	$-	$(83)

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.9	74.6	80.6	77.1
Gross profit	17.1	25.4	19.4	22.9
Selling, general and administrative expenses	29.1	22.8	28.7	23.8
Operating (loss) income	(12.0)	2.6	(9.3)	(.9)
CDSOA income	-	7.1	-	16.4
Other income, net	-	.2	.1	.1
Interest expense, net	-	1.4	.5	1.8
(Loss) income from continuing operations before income taxes	(12.0)	8.5	(9.7)	13.8
Income tax (benefit) expense	(.4)	.1	2.4	.2
Net (loss) income from continuing operations	(11.6)	8.4	(12.1)	13.6
Net income (loss) from discontinued operations	-	.2	-	(.3)
Net (loss) income	(11.6)%	8.6%	(12.1)%	13.3%

Net sales of $12.1 million for the three month period ended July 2, 2016, decreased $3.1 million, or 20.4%, compared to the comparable 2015 period. For the six month period ended July 2, 2016, net sales decreased $6.1 million, or 20.4%, from the comparable 2015 period. The decrease in both periods was due to lower unit volume and lower average selling prices. Lower unit volume was primarily a result of delays in shipping new product introduced in 2015 as the production ramp up of the new factory in Vietnam dedicated solely to our new product has taken longer than originally anticipated. The initial orders of 2015 introductions should be on retail floors during the third quarter and begin to generate orders in the second half of this year. Lower average selling prices are the result of aggressive discounting to move older discontinued product and also on inline product to achieve additional floor space to fuel future sales.

Gross profit for the current three month period decreased to $2.1 million, or 17.1% of net sales, from $3.8 million, or 25.4% of net sales, for the comparable three months of 2015. Gross profit for the current six month period decreased to $4.6 million, or 19.4% of net sales, from $6.8 million, or 22.9% of net sales, for the comparable six months of 2015. The decrease in gross profit and gross margin in both the three and six month periods was driven by lower sales volume, higher sales discounting and higher quality costs from our existing vendor base. Partially offsetting the impact of these items in the three and six month periods was lower ocean freight costs and, to a lesser extent, lower operation support costs. The prior year three and six month periods contained higher freight costs resulting from West Coast port issues.

Selling, general and administrative expenses for the three and six month periods of 2016 were $3.5 million and $6.8 million, or 29.1% and 28.7% of net sales, respectively, compared to $3.5 million and $7.1 million, or 22.8% and 23.8% of net sales, in the comparable 2015 periods. Expenditures for the current three month period were flat to the comparable prior year period and slightly lower in the current six month period compared to last year. Spending reductions in both periods were driven by lower sales commissions and marketing costs, and lower equity compensation expenses on performance awards. In addition, trade showroom related costs are down as the prior year periods included the preparation of our showroom for the launch of the new product line.  Partially offsetting these lower expenditures were increased legal and professional costs and higher benefit costs as we liquidated our corporate owned life insurance policies in late March of this year eliminating any growth in cash surrender value from these policies. The decline in cash surrender value growth of corporate-owned life insurance policies, net of expenses was $347,000 in the current three month period and $541,000 during the six month period.  Approximately 60% of this growth was in selling, general and administrative expenses and the remaining 40% was in cost of goods sold. The elimination of this growth will be partially offset by the elimination of interest expense going forward. The higher selling, general and administrative percentages in the current year are due to lower sales impairing absorption for fixed cost components of expenses.

As a result, operating loss as a percentage of net sales was 12.0% for the current three month period and 9.3% for the current six month period compared to income of 2.6% in the prior year three month period and a loss of 0.9% in the prior year six month period.

During the prior year three and six month periods we recorded income of $1.1 million and $4.9 million, respectively, from the receipt of funds under the Continued Dumping and Subsidy Offset Act (CDSOA). No proceeds were received in the current three and six month periods.

Interest expense for the three and six month periods of 2016 decreased $210,000 and $431,000, respectively, from the comparable 2015 periods. Interest expense is composed of interest on loans against cash surrender value of insurance policies used to fund our legacy deferred compensation plan. The decrease in expense is due to paying down these outstanding loans with excess cash starting in late 2015 and eventually paying them off when we liquidated our corporate-owned life insurance policies in the first quarter of 2016.

Our effective tax rates for the current three and six month periods were 3.3% and negative 24.3%, respectively.  As indicated above, we surrendered our corporate-owned life insurance policies during the first quarter of 2016, which resulted in taxable income for the period. The premiums paid and the growth in surrender value of these policies were excludable from taxable income over the life of these polices when held until death of the covered lives, but this growth, net of premiums paid, became taxable when we surrendered the policies. The aggregate impact of the surrender of these policies in the first quarter of this year was $24.0 million in taxable income.  The income tax expense associated with the surrender of the corporate-owned life insurance policies was recognized in full during the first quarter as that is when the surrender was complete. Therefore, the income tax benefit recognized during the current three month period was the result of normal operating losses incurred during the period. These will ultimately offset the income recognized in the first three months, which will lower the impact of the federal alternative minimum tax and state income taxes. The income tax expense recognized during the current six month period was the result of federal alternative minimum tax and, to a lesser extent, the impact of surrendering these policies have on state income taxes. The effective tax rates in the prior year three and six month periods were 1.1% and 2.0%, respectively, also driven by the impact of the alternative minimum tax limiting the ability to offset the income received from the Continued Dumping and Subsidy Offset Act during those periods. The major reconciling items between our effective income tax rate and the federal statutory rate are the change in our valuation allowance and the cash surrender value on life insurance policies.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand and cash generated from operations. While we believe that our business strategy will be successful, we cannot predict with certainty the ultimate impact on our revenues, operating costs and cash flow from operations.  We expect cash on hand to be adequate for ongoing operational and capital expenditures for the foreseeable future. At July 2, 2016, we had $26.7 million in cash and $663,000 in restricted cash.

Working capital, excluding cash and restricted cash, decreased to $19.3 million at July 2, 2016 from $21.2 million on December 31, 2015.  The decrease was primarily the result of a decrease in accounts receivable as a result of our lower sales volumes and a decrease in prepaid and other assets, partially offset by an increase in accrued taxes and a slight increase in inventories.

Cash used by operations was $1.4 million in the current six months of 2016 compared to cash generated from operations of $1.9 million in the comparable prior year period. The cash generation in 2015 was the result of receiving $4.9 million on CDSOA proceeds during the period. Excluding these proceeds, less cash was used by operations during the first six months of 2016 due to lower freight costs and lower interest payments on loans against corporate owned life insurance policies.

Cash generated from investing activities in the first six months of 2016 was due to $28.1 million in proceeds from the surrender of corporate-owned life insurance policies.  Cash provided by investing activities was $527,000 in the prior year six months with the release of restricted cash.

   Net cash used by financing activities in the current six months of 2016 was $6.5 million compared to $4.3 million in the comparable six months of 2015.  During the current year we used $5.5 million to pay off the remaining outstanding life insurance policy loans in conjunction with our decision to surrender these corporate-owned life insurance policies and $1.0 million for the repurchase and retirement of 400,000 shares of our common stock.  In the first six months of 2015 we used $4.3 million to pay-down life insurance policy loans.

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

In November 2012, December 2013, and November 2014 Customs disclosed that it withheld $3.0 million, $6.4 million, and $5.7 million respectively in each of those years, in funds related to the antidumping duty order on wooden bedroom furniture from China that was otherwise available for distribution until the amounts at issue in the pending litigation had been resolved. In March 2015, following the conclusion of all appeals, Customs began distributing the withheld funds to the Supporting Producers.  Our allocated share of the distributed 2012, 2013, and 2014 withheld funds totaled $4.9 million, which we received during late March and early April 2015.

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

            In November 2015, Customs distributed $1.2 million in collected duties that were available for distribution in 2015. Our portion of this distribution was $412,000, representing 33.6% of the balance available for distribution. As of April 30, 2016, Customs preliminarily reported that approximately $3.2 million is potentially available for distribution under the CDSOA during the fourth quarter of calendar year 2016 to eligible domestic manufacturers in connection with the case involving bedroom furniture imported from China. The final amounts available for distribution may be higher or lower than the preliminary amounts reported due to liquidations, reliquidations, protests, and other events affecting entries that may take place before the end of the government’s fiscal year.  Assuming our percentage allocation in 2016 is the same as it was for the 2015 distribution (approximately 33.6% of the funds distributed) and the $3.2 million collected by the government as of April 30, 2016 does not change, we could receive approximately $1.1 million in CDSOA funds in the fourth quarter of 2016.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09).The amendments in ASU 2016-09 simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The effective date for the standard for public entities is for fiscal years beginning after December 15, 2016. Early adoption is permitted. We are evaluating the effect that ASU 2016-09 will have on our consolidated financial statements and related disclosures.

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

Part II. OTHER INFORMATION

ITEM 5. Other Information

On July 22, 2016, the Company and Glenn Prillaman, President and Chief Executive Officer of the Company, entered into an employment agreement.

            Mr. Prillaman’s employment agreement provides for a base salary of at least $255,000 per year with upward adjustments as the Board of Directors of the Company deems appropriate and a potential target annual bonus of 100% of his base salary.

If the Company terminates Mr. Prillaman’s employment for cause (as defined in his employment agreement), he is entitled to no further benefits or payments under his employment agreement other than accrued benefits consisting of (i) any unpaid salary earned or accrued through the date of termination, (ii) any accrued but unused paid time off, (iii) any reimbursement for business expenses owed to Mr. Prillaman by the Company, and (iv) any other previously unpaid payments to which Mr. Prillaman may be entitled through the date of termination under the terms of any applicable employee benefit plan (including COBRA, disability or death benefit plans) of the Company.

If (i) the Company terminates Mr. Prillaman’s employment without cause, (ii) Mr.  Prillaman terminates employment for good reason or (iii) Mr. Prillaman terminates his employment without good reason and the Company elects to make severance payments in order to have the non-competition restriction and the interference restrictions of the employment agreement effective, then Mr. Prillaman is entitled to receive accrued benefits and severance payments for 12 months following the date of termination consisting of monthly payments equal to one-twelfth of the sum of

(i)             Mr. Prillaman’s salary in effect at the date of termination, plus

(ii)            an amount equal to the highest of the annual bonuses paid to Mr. Prillaman for the two fiscal years preceding the fiscal year in which his employment terminates.

Good reason generally exists if:

(i)             there is a 10% or more reduction in his base salary,

(ii)            his authority, duties or responsibilities are materially reduced,

(iii)           he is required to report to a corporate officer or employee instead of reporting directly to the Company’s board of directors or our ultimate parent following a change in control,

(iv)          his place of employment is relocated further than 50 miles from his current place of employment, or

(v)           any other action or inaction that constitutes a material breach by the Company.

In the event of Mr. Prillaman’s death or disability, his employment agreement provides that he entitled to no further payments under the employment agreement other than accrued benefits.  He or his estate is also entitled to a bonus payment equal to the bonus which would otherwise have been payable for the full year prorated for the number of days he was employed during that year.

The term of Mr. Prillaman’s employment agreement is initially through December 31, 2017 and thereafter extends automatically for additional one-year terms at the end of each year unless either party to the agreement gives notice on or before November 1 of any year that the agreement will not be extended. In the event of such notice, employment terminates as of December 31 of the year in which such notice is given.

 Mr. Prillaman’s employment agreement provides that, during his employment and, in the event he receives severance payments, during the 12 month period following employment with the Company, he will not compete against the Company and will not make disparaging comments about the Company or otherwise take certain actions that interfere with the Company’s business if the Company elects to make the severance payments as described above.  Mr. Prillaman’s employment agreement also provides that he will not solicit Company employees during the 12 month period following employment with the Company.

Mr. Prillaman’s employment agreement provides that if he is or becomes entitled to severance payments or benefits upon termination pursuant to his change in control protection agreement with the Company, he is not entitled to the payments or benefits under the provisions of his employment agreement in connection with termination without cause or resignation for good reason.

ITEM 6. Exhibits

3.1

  Restated Certificate of Incorporation of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended July 2, 2005).

3.2	By-laws of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed December 11, 2015).

10.1	Employment agreement dated July 22, 2016 between the Company and Glenn Prillaman.(1)

31.1	Certification by Glenn Prillaman, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification by Anita W. Wimmer, our Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Glenn Prillaman, our Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Anita W. Wimmer, our Principal Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) condensed consolidated statements of comprehensive (loss) income, (iv) condensed consolidated statements of cash flows, (v) the notes to the consolidated financial statements, and (vi) document and entity information.(1)

(1)           Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 25, 2016	STANLEY FURNITURE COMPANY, INC.
	By:	/s/ Anita W. Wimmer
Anita W. Wimmer
Principal Financial and Accounting Officer