Form 10-Q
period 2016-10-01
STANLEY FURNITURE CO INC.
filed 2016-10-26
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2016

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

As of October 21, 2016, 14,732,199 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

STANLEY FURNITURE COMPANY, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	October 1, 2016 (unaudited)
		December 31, 2015

ASSETS
Current assets:
Cash	$7,293	$6,497
Restricted cash	663	663
Accounts receivable, less allowances of $555 and $404, on each respective date	5,142	6,925
Inventory	21,349	20,934
Prepaid expenses and other current assets	503	959
Total current assets	34,950	35,978

Property, plant and equipment, net	1,654	1,787
Cash surrender value of life insurance policies, net	-	22,253
Other assets	2,940	3,128
Total assets	$39,544	$63,146

LIABILITIES
Current liabilities:
Accounts payable	$5,319	$5,883
Accrued salaries, wages and benefits	1,420	1,367
Other accrued expenses	968	334
Total current liabilities	7,707	7,584

Deferred compensation	3,969	4,301
Supplemental retirement plan	1,732	1,797
Other long-term liabilities	2,373	1,812
Total liabilities	15,781	15,494

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 25,000,000 shares authorized,14,732,199 and 14,906,831 shares issued and outstanding on each respective date	275	283
Capital in excess of par value	16,721	17,521
Retained earnings	8,871	32,023
Accumulated other comprehensive loss	(2,104)	(2,175)
Total stockholders’ equity	23,763	47,652
Total liabilities and stockholders’ equity	$39,544	$63,146

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three Months Ended		Nine Months Ended

	Oct. 1, 2016	Sept. 26, 2015	Oct. 1, 2016	Sept. 26, 2015

Net sales	$11,036	$13,760	$34,772	$43,565

Cost of sales	9,201	10,350	28,334	33,333

Gross profit	1,835	3,410	6,438	10,232

Selling, general, and administrative expenses	3,807	2,823	10,626	9,921

Operating (loss) income	(1,972)	587	(4,188)	311

Income from Continued Dumping and Subsidy Offset Act, net	-	-	-	4,896
Other income, net	5	12	16	52
Interest (income) expense, net	(6)	216	103	756

(Loss) income from continuing operations before taxes	(1,961)	383	(4,275)	4,503

Income tax expense (benefit)	119	(8)	682	71

Net (loss) income from continuing operations	(2,080)	391	(4,957)	4,432
Net income (loss) from discontinued operations	-	74	-	(9)
Net (loss) income	$(2,080)	$465	$(4,957)	$4,423

Basic (loss) income per share:
(Loss) income from continuing operations	$(.15)	$.03	$(.35)	$.31
Income (loss) from discontinued operations	-	-	-	-
Net (loss) income	$(.15)	$.03	$(.35)	$.31

Diluted (loss) income per share:
(Loss) income from continuing operations	$(.15)	$.03	$(.35)	$.30
Income (loss) from discontinued operations	-	-	-	-
Net (loss) income	$(.15)	$.03	$(.35)	$.30

Weighted average shares outstanding:
Basic	14,094	14,285	14,143	14,260
Diluted	14,094	14,548	14,143	14,531

Dividends per share:
Special dividend	$1.25	$-	$1.25	$-

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (in thousands) (unaudited)

	Three Months Ended		Nine Months Ended

	Oct. 1, 2016	Sept. 26, 2015	Oct. 1, 2016	Sept. 26, 2015

Net (loss) income	$(2,080)	$465	$(4,957)	$4,423
Other comprehensive (loss) income:
Amortization of prior service cost	-	23	-	69
Amortization of actuarial loss	(24)	(29)	(71)	(87)
Adjustments to net periodic benefit cost	(24)	(6)	(71)	(18)
Comprehensive (loss) income	$(2,056)	$471	$(4,886)	$4,441

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	October 1, 2016	September 26, 2015

Cash flows from operating activities:
Cash received from customers	$36,818	$42,426
Cash paid to suppliers and employees	(39,389)	(44,091)
Cash from Continued Dumping and Subsidy Offset Act	-	4,896
Interest paid, net	(193)	(670)
Income taxes paid	(415)	(103)
Net cash (used) provided by operating activities	(3,179)	2,458

Cash flows from investing activities:
Proceeds from surrender of corporate-owned life insurance policies	28,139	-
Decrease in restricted cash	-	527
Purchase of other assets	(14)	-
Net cash provided by investing activities	28,125	527

Cash flows from financing activities:
Payment of dividends	(17,618)	-
Payments on insurance policy loans	(5,495)	(4,279)
Repurchase and retirement of common stock	(1,012)	-
Stock purchase and retirement for tax withholdings on vesting of restricted awards	(14)	-
Net cash used by financing activities	(24,139)	(4,279)

Cash flows from discontinued operations:
Cash (used) provided by operating activities	(11)	1,287
Net cash (used) provided by discontinued operations	(11)	1,287

Net increase (decrease) in cash	796	(7)
Cash at beginning of period	6,497	5,584
Cash at end of period	$7,293	$5,577

Reconciliation of net loss to net cash (used) provided by operating activities:
Net (loss) income	$(4,957)	$4,423
Loss from discontinued operations	-	9
Depreciation and amortization	350	352
Stock-based compensation	218	539

Changes in assets and liabilities:
Accounts receivable	1,783	(888)
Inventories	(415)	3,208
Prepaid expenses and other assets	50	(1,253)
Accounts payable	(564)	(2,521)
Accrued salaries, wages and benefits	157	(161)
Other accrued expenses	68	(1,030)
Other long-term liabilities	131	(220)
Net cash (used) provided by operating activities	$(3,179)	$2,458

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

2.          Property, Plant and Equipment

	(in thousands)
	October 1, 2016	December 31, 2015

Machinery and equipment	$2,675	$2,675
Leasehold improvements	1,833	1,833
Property, plant and equipment, at cost	4,508	4,508
Less accumulated depreciation	2,854	2,721
Property, plant and equipment, net	$1,654	$1,787

3.         Income taxes

During the first nine months of 2016, we expect to use approximately $19.7 million of our $40.1 million net operating loss carry-forwards against taxable income resulting from our surrender of corporate-owned life insurance policies.  The premiums paid and the growth in surrender value of these policies were excludable from taxable income over the life of these policies when held until death of the covered lives, but this growth, net of premiums paid, became taxable when we surrendered the policies.  The aggregate impact of the surrender of these policies in the first nine months of this year was $24.0 million in taxable income.  The income tax expense associated with the surrender of the corporate-owned life insurance policies was largely recognized during the first quarter when the policies were surrendered. The income tax expense recognized during the current three month period was the result of additional alternative minimum tax liability associated with the surrender of the corporate-owned life insurance policies and state income taxes.  The income tax expense recognized during the current nine month period was the result of federal alternative minimum tax and, to a lesser extent, the impact of surrendering these policies have on state income taxes.  During the first nine months of 2016, we reduced our valuation allowance against deferred tax assets from $19.2 million to $12.6 million at October 1, 2016, as a result of the use of a portion of our net operating loss carry-forwards.

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

Our effective tax rates for the current three and nine month periods were negative 6.1% and negative 16.0%, respectively, driven by the impact of the alternative minimum tax and state related taxes on the surrender of corporate owned life insurance policies.  The effective tax rates in the prior year three and nine month periods were a benefit of 1.8% and an expense of 1.6%, respectively, also driven by the impact of the alternative minimum tax limiting the ability to offset the income received from the Continued Dumping and Subsidy Offset Act during those periods.  The major reconciling items between our effective income tax rate and the federal statutory rate are the change in our valuation allowance and the cash surrender value on life insurance policies.

4.         Employee Benefit Plans

Components of other postretirement benefit cost (in thousands):

	Three Months Ended		Nine Months Ended

	Oct. 1, 2016	Sept. 26, 2015	Oct. 1, 2016	Sept. 26, 2015

Interest cost	$64	$70	$191	$210
Amortization of prior service benefit	-	(23)	-	(69)
Amortization of actuarial loss	24	29	71	87
Net periodic postretirement benefit cost	$88	$76	$262	$228

5.         Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding.  Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share.  Basic and diluted earnings per share are calculated using the following share data (in thousands):

	Three Months Ended		Nine Months Ended

	Oct. 1, 2016	Sept. 26, 2015	Oct. 1, 2016	Sept. 26, 2015

Weighted average shares outstanding for basic calculation	14,094	14,285	14,143	14,260
Add: Effect of dilutive stock awards	-	263	-	271
Weighted average shares outstanding, adjusted for diluted calculation	14,094	14,548	14,143	14,531

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

5.         Stockholders’ Equity (continued)

In the three and nine month periods ended October 1, 2016, the dilutive effect of stock options is not recognized since we had a net loss.  Approximately 1.2 million shares in the three and nine month periods of 2016 were issuable upon the exercise of stock options.  These were not included in the diluted per share calculation because they were anti-dilutive.  Also, 638,000 shares in 2016 of restricted stock were not included because they were anti-dilutive.  In the three and nine month periods ended September 26, 2015, approximately 1.4 million stock options were excluded from the diluted per share calculation as they would be anti-dilutive.

A reconciliation of the activity in stockholders’ equity accounts for the first nine months ended October 1, 2016 is as follows (in thousands):

				Accumulated Other Comprehensive Loss
		Capital in Excess of Par Value
	Common Stock		Retained Earnings

Balance at December 31, 2015	$283	$17,521	$32,023	$(2,175)
Net loss	-	-	(4,957)	-
Purchase and retirement of common stock	(8)	(1,004)	-	-
Stock purchase and retirement for tax withholdings on vesting of restricted awards	-	(14)	-	-
Stock-based compensation	-	218	-	-
Dividends	-	-	(18,195)	-
Adjustment to net periodic benefit cost	-	-	-	71
Balance at October 1, 2016	$275	$16,721	$8,871	$(2,104)

6.         Income from Continued Dumping and Subsidy Offset Act (CDSOA)

We did not receive any CDSOA distributions in the 2016 three and nine month periods.  In the prior year nine month period, we recorded income of $4.9 million from CDSOA distributions previously withheld by U.S. Customs and Border Protection pending resolution of non-supporting producers’ claims seeking to share in these distributions.

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

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

7.         Discontinued Operations (continued)

Loss from discontinued operations, net of taxes, comprised the following (in thousands):

	Three Months Ended		Nine Months Ended

	Oct. 1, 2016	Sept. 26, 2015	Oct. 1, 2016	Sept. 26, 2015

Net sales	$-	$16	$-	$554
Cost of sales	-	41	-	760
Selling, general and administrative expenses, net	-	(36)	-	(134)
Other income	-	63	-	63
Income (loss) from discontinued operations before income taxes	-	74	-	(9)
Income taxes	-	-	-	-
Income (loss) from discontinued operations after income taxes	$-	$74	$-	$(9)

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

9.         Subsequent Events

Subsequent to quarter end, we entered into a revolving credit facility with Wells Fargo Bank, National Association that provides for maximum borrowings of $4.0 million and matures October 2018. The facility is secured by our accounts receivable, inventory and certain other assets. The facility contains covenants requiring us to maintain a minimum fixed charge coverage ratio of 1.1 times with an initial compliance date at December 31, 2017.

As previously announced, the Board of Directors planned to declare an additional special dividend of $0.25 per share once we secured a revolving credit facility sufficient to fund fluctuations in working capital.  As a result of our securing the credit facility, the Board has declared a special dividend of $0.25 per share payable on November 18, 2016 to shareholders of record as of the close of business on November 11, 2016.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	Oct. 1, 2016	Sept. 26, 2015	Oct. 1, 2016	Sept. 26, 2015

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.4	75.2	81.5	76.5
Gross profit	16.6	24.8	18.5	23.5
Selling, general and administrative expenses	34.5	20.5	30.5	22.8
Operating (loss) income	(17.9)	4.3	(12.0)	.7
CDSOA income	-	-	-	11.3
Other income, net	-	.1	-	.1
Interest (income) expense, net	(.1)	1.6	.3	1.7
(Loss) income from continuing operations before income taxes	(17.8)	2.8	(12.3)	10.4
Income tax expense (benefit)	1.1	(.1)	2.0	.2
Net (loss) income from continuing operations	(18.9)	2.9	(14.3)	10.2
Net income (loss) from discontinued operations	-	.5	-	-
Net (loss) income	(18.9)%	3.4%	(14.3)%	10.2%

Net sales of $11.0 million for the three month period ended October 1, 2016, decreased $2.7 million, or 19.8%, compared to the comparable 2015 period.   For the nine month period ended October 1, 2016, net sales decreased $8.8 million, or 20.2%, from the comparable 2015 period.  The decrease in both periods was due to lower unit volume and lower average selling prices.  Lower unit volume was primarily a result of delays in shipping new product introduced in 2015 as the production ramp up of the new factory in Vietnam dedicated solely to our new product has taken longer than originally anticipated.  The initial orders of 2015 introductions are shipping and should begin to generate orders on retail floors in the near term.  Lower average selling prices are the result of aggressive discounting to move older discontinued product and also on inline product to achieve additional floor space to fuel future sales and generate cash while we prepare for sales from newer product.

Gross profit for the current three month period decreased to $1.8 million, or 16.6% of net sales, from $3.4 million, or 24.8% of net sales, for the comparable three months of 2015.  Gross profit for the current nine month period decreased to $6.4 million, or 18.5% of net sales, from $10.2 million, or 23.5% of net sales, for the comparable nine months of 2015.  The decrease in gross profit and gross margin in both the three and nine month periods was driven by lower sales volume, higher discounting and higher quality costs.  Partially offsetting the impact of these items in the three and nine month periods was lower ocean freight costs.  The prior year three and nine month periods contained higher freight costs resulting from West Coast port issues.

Selling, general and administrative expenses for the three and nine month periods of 2016 were $3.8 million and $10.6 million, or 34.5% and 30.5% of net sales, respectively, compared to $2.8 million and $9.9 million, or 20.5% and 22.8% of net sales, in the comparable 2015 periods.  For the three month period, these expenses increased due to higher advertising and showroom costs, the decline in cash surrender value growth of corporate-owned life insurance policies due to the surrendering of these policies in the first quarter of 2016 and higher legal and professional expenses related to the engagement of Stephens Inc. to assist with an ongoing review of strategic and capital allocation opportunities.  Higher expenses in the nine month period were primarily due to the decline in cash surrender value growth of corporate-owned life insurance policies as we continued to pay down policy loans throughout 2015 and then the surrendering of these polices in the first quarter of this year.  The decline in cash surrender value growth of corporate-owned life insurance policies, net of expenses was $379,000 in the current three month period and $920,000 during the nine month period.  Approximately 60% of this growth was in selling, general and administrative expenses and the remaining 40% was in cost of goods sold.  The elimination of this growth is partially offset by the elimination of interest expense.  The higher selling, general and administrative percentages in the current year are due to higher expenditures and lower sales impairing absorption for fixed costs.

As a result, operating losses as a percentage of net sales were 17.9% for the current three month period and 12.0% for the current nine month period compared to income of 4.3% in the prior year three month period and 0.7% in the prior year nine month period.

During the prior year nine month period we recorded income of $4.9 million from the receipt of funds under the Continued Dumping and Subsidy Offset Act (CDSOA).  No proceeds were received in the current three and nine month periods.

Interest (income) expense for the three and nine month periods of 2016 decreased $222,000 and $653,000, respectively, from the comparable 2015 periods.  Interest expense is composed of interest on loans against cash surrender value of insurance policies used to fund our legacy deferred compensation plan.  The decrease in expense is due to paying down these outstanding loans with excess cash starting in late 2015 and eventually paying them off when we liquidated our corporate-owned life insurance policies in the first quarter of 2016.

Our effective tax rates for the current three and nine month periods were negative 6.1% and 16.0%, respectively.  As indicated above, we surrendered our corporate-owned life insurance policies during the first quarter of 2016, which resulted in taxable income for the period.  The premiums paid and the growth in surrender value of these policies were excludable from taxable income over the life of these polices when held until death of the covered lives, but this growth, net of premiums paid, became taxable when we surrendered the policies.  The aggregate impact of the surrender of these policies in the first quarter of this year was $24.0 million in taxable income.  The income tax expense associated with the surrender of the corporate-owned life insurance policies was largely recognized during the first quarter when the policies were surrendered. The income tax expense recognized during the current three month period was the result of additional alternative minimum tax liability associated with the surrender of the corporate-owned life insurance policies and state income taxes.  The income tax expense recognized during the current nine month period was the result of federal alternative minimum tax and, to a lesser extent, the impact of surrendering these policies have on state income taxes.  The effective tax rates in the prior year three and nine month periods were a benefit of 1.8% and an expense of 1.6%, respectively.  The income tax expense in the prior year nine month period was driven by the impact of the alternative minimum tax limiting the ability to offset the income received from the Continued Dumping and Subsidy Offset Act during the period.  The major reconciling items between our effective income tax rate and the federal statutory rate are the change in our valuation allowance and the cash surrender value on life insurance policies.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand and cash generated from operations. While we believe that our business strategy will be successful, we cannot predict with certainty the ultimate impact on our revenues, operating costs and cash flow from operations.  We expect cash on hand and borrowings under the revolving credit facility to be adequate for ongoing operational and capital expenditures over the next twelve months.  At October 1, 2016, we had $7.3 million in cash and $663,000 in restricted cash.

Working capital, excluding cash and restricted cash, decreased to $19.3 million at October 1, 2016 from $21.2 million on December 31, 2015.  The decrease was primarily the result of a decrease in accounts receivable as a result of our lower sales volumes, an increase in other accrued expenses driven by accrued taxes and a decrease in prepaid and other assets.  Partially offsetting these factors was an increase in inventories and a decrease in accounts payable.

Cash used by operations was $3.2 million in the current nine months of 2016 compared to cash generated from operations of $2.5 million in the comparable prior year period.  The cash generation in 2015 was the result of receiving $4.9 million on CDSOA proceeds during the period. Excluding these proceeds, the cash use was approximately $700,000 higher in the current nine months of 2016 due to the increase in operating losses tied to lower sales volumes and product discounting and from higher tax payments on the taxable income from the surrender of our corporate-owned life insurance policies, partially offset by lower freight costs and lower interest payments on loans against corporate owned life insurance policies.

Cash generated from investing activities in the first nine months of 2016 was due to $28.1 million in proceeds from the surrender of corporate-owned life insurance policies.  Cash provided by investing activities was $527,000 in the prior year nine months with the release of restricted cash.

Net cash used by financing activities in the current nine months of 2016 was $24.1 million compared to $4.3 million in the comparable nine months of 2015.  During the current year we used $17.6 million for a special dividend, $5.5 million to pay off the remaining outstanding life insurance policy loans in conjunction with our decision to surrender these corporate-owned life insurance policies and $1.0 million for the repurchase and retirement of 400,000 shares of our common stock.  In the first nine months of 2015 we used $4.3 million to pay-down life insurance policy loans.

Subsequent to quarter end, we entered into a revolving credit facility with Wells Fargo Bank, National Association that provides for maximum borrowings of $4.0 million and matures October 2018. The facility is secured by our accounts receivable, inventory and certain other assets. The facility contains covenants requiring us to maintain a minimum fixed charge coverage ratio of 1.1 times with an initial compliance date at December 31, 2017. As previously announced, the Board of Directors planned to declare an additional special dividend of $0.25 per share once we secured a revolving credit facility sufficient to fund fluctuations in working capital.  As a result of our securing the credit facility, the Board has declared a special dividend of $0.25 per share payable on November 18, 2016 to shareholders of record as of the close of business on November 11, 2016.

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

New Accounting Pronouncements

In February 2016, the FASB issued its final lease accounting standard, FASB Accounting Standard Codification ("ASC"), Leases (Topic 842) (“ASU 2016-02”), which requires lessees to reflect most leases on their balance sheet as assets and obligations. The effective date for the standard is for fiscal years beginning after December 15, 2018. Early adoption is permitted. We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures. The standard is to be applied under the modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).  The amendments in ASU 2016-09 simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  The effective date for the standard for public entities is for fiscal years beginning after December 15, 2016. Early adoption is permitted. We are evaluating the effect that ASU 2016-09 will have on our consolidated financial statements and related disclosures.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230).  The guidance is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The effective date for the standard for public entities is for fiscal years beginning after December 15, 2017.  Early adoption is permitted, provided all amendments are adopted in the same period.  The guidance requires application using a retrospective transition method.  We do not anticipate ASU 2016-15 to have a material impact to our consolidated financial statements.

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

ITEM 5. Other Information

On October 25, 2016, the Company entered into a secured $6 million revolving credit facility (the “Credit Facility”) with Wells Fargo Bank, National Association (the “Lender”) with an excess availability requirement of $2 million resulting in maximum borrowings of $4.0 million under the facility, subject to borrowing base eligibility requirements.   The Credit Facility matures in October 2018 and is secured by the Company’s accounts receivable, inventory and certain other assets pursuant to a Security Agreement (the “Security Agreement”) among the Company, Stanley Furniture Company 2.0, LLC, a Virginia limited liability company (“Stanley 2.0”) and the Lender. Borrowings under the Credit Facility bear interest at a variable per annum rate equal to the daily three month London Bank Interbank Offered Rate plus 3.5%.

The Credit Facility contains certain customary warranties, representations and affirmative and negative covenants, including covenants that, among other things limits the ability of the Company and its subsidiaries to incur certain types of debt or liens, pay dividends except for the additional $0.25 per share special dividend declared October 25, 2016, enter into mergers and consolidations or use proceeds of borrowing for other than permitted uses. The Credit Facility also include a covenant requiring the Company to maintain a minimum fixed charge ratio of not less than 1.10 to 1.0 with an initial compliance date at December 31, 2017.

The Credit Facility contains customary events of default for similar financing transactions, including (a) failure to make payments when due, (b) default in compliance with covenants in the Credit Facility or material contracts, (c) insolvency of the Company or Stanley 2.0, (d) the existence or occurrence of a Material Adverse Change as defined in the Credit Facility, or (e) if a person or group acquires more than 25% of the voting power of the outstanding voting stock of the Company; however, the event of default in clause (e) will not arise if the Company provides written notice to the Lender within two business days after the Company becomes aware of such acquisition or an SEC filing is made with respect to such acquisition and, within 10 days after such notice, such person or group passes background checks required by the Lender and the Lender, in its sole discretion, consents to such acquisition. Upon the occurrence and during the continuation of an event of default, the Lender may declare amounts due under the Credit Facility immediately due and payable.

The Company’s subsidiary, Stanley 2.0, has unconditionally guaranteed the obligations of the Company under the Credit Facility.

The foregoing description of the Credit Facility and the Security Agreement is qualified in its entirety by reference to the Credit Facility and the Security Agreement filed as Exhibit 10.1 and Exhibit 10.2, respectively, to this Quarterly Report on Form 10-Q and are hereby incorporated by reference.

ITEM 6. Exhibits

3.1

Restated Certificate of Incorporation of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended July 2, 2005).

3.2	By-laws of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed December 11, 2015).

10.1	Credit Agreement, dated as of October 25, 2016, by and between the Company and Wells Fargo Bank, National Association.(1)

10.2	Security Agreement, dated as of October 25, 2016, by and among the Company, Stanley Furniture Company 2.0. LLC and Wells Fargo Bank, National Association. (1)

31.1	Certification by Glenn Prillaman, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification by Anita W. Wimmer, our Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Glenn Prillaman, our Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Anita W. Wimmer, our Principal Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) condensed consolidated statements of comprehensive (loss) income, (iv) condensed consolidated statements of cash flows, (v) the notes to the consolidated financial statements, and (vi) document and entity information.(1)

(1)        Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 25, 2016	STANLEY FURNITURE COMPANY, INC.
	By:	/s/ Anita W. Wimmer
Anita W. Wimmer
Principal Financial and Accounting Officer