Form 10-K
period 2016-12-31
STANLEY FURNITURE CO INC.
filed 2017-02-23
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

     Preferred Stock Purchase Rights                                                                             Nasdaq Stock Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ( ) No (x)

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing price on June 30, 2016:  $30 million.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of February 17, 2016:

Common Stock, par value $.02 per share 14.730,805
(Class of Common Stock) Number of Shares

Documents incorporated by reference:  Portions of the Registrant’s Proxy Statement for our Annual Meeting of Stockholders scheduled for May 25, 2017 are incorporated by reference into Part III.

Stanley Furniture Company, Inc.

PART I

Item 1.     Business

General

Incorporated in Delaware in 1924, we are a leading design, marketing and distribution resource in the upscale segment of the wood residential furniture market.  We offer a diversified product line supported by an overseas sourcing model.  We market our brands through a network of brick-and-mortar furniture retailers, online retailers and interior designers worldwide.  We also market and sell directly to the consumer through an omni-channel approach to e-commerce.

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

We believe that our products represent good value and that the quality and design of our furniture, combined with our broad selection and dependable service, differentiates our products in the marketplace.

We provide products in a variety of wood species and finishes.  Our products are designed to appeal to a broad range of consumer tastes in the upscale segment and cover all major style categories.

We continually design and develop new styles to replace those we discontinue and to expand our product lines into markets where opportunity for growth exists.  Our in-house product development process, which normally spans approximately one year but can be shorter or longer based upon the complexity of the concept, begins with identifying customer preferences and marketplace trends and conceptualizing product ideas. Company designers produce a variety of sketches from which prototype furniture pieces are built for review prior to full-scale engineering and production.  We consult with our marketing and operations personnel, core suppliers, independent sales representatives and selected customers throughout this process and introduce our new product designs primarily at international furniture markets in High Point, North Carolina and Las Vegas, Nevada, which are each held two times per year for a total of four markets.

Marketing/Brands

We believe that the diversity of our product offerings enables us to anticipate and address changing consumer preferences and provide retailers a complete wood furniture resource in the upscale segment. Our products are marketed under the Stanley Furniture and Stone & Leigh brands, but also under a licensing agreement with Coastal Living® magazine.  We market our brand through a series of efforts targeted both to the wholesale trade and directly to the consumer. Coastal Living® is a registered trademark of Time Inc. Lifestyle Group and is used under license.

Distribution

We have developed a broad domestic and international customer base.  We sell our furniture mainly through independent sales representatives to a variety of wholesale customers such as owner-operated furniture stores, interior design & architecture professionals, decorators, smaller specialty retailers, regional furniture chains, buying clubs and e-commerce retailers.  We also market and sell directly to the consumer through an omni-channel approach to eCommerce. We believe this broad network reduces exposure to fluctuations in regional economic conditions, places our brand in as many venues as possible where the consumer may shop and allows us to capitalize on emerging channels of distribution.  We offer tailored marketing programs to address each specific distribution channel. Our independent sales representatives along with our customer care managers sell and support our products.

In 2016, we sold product to approximately 2,600 customers and recorded approximately 11% of our sales from international customers.  No single customer accounted for more than 10% of our sales in 2016 and no part of the business is dependent upon a single customer, the loss of which would have a material effect on our business.  The loss of several major customers could have a material impact on our business.

Overseas Sourcing

Our product is currently sourced from independently owned factories in Southeast Asia, primarily in Vietnam and Indonesia. We operate a support organization in each country to manage partner-vendor relationships. In early 2016, we established a strategic manufacturing alliance with one such source in Vietnam outside of Ho Chi Minh City: Starwood Manufacturing VN Corporation. This strategic alliance allowed for the utilization of a stand-alone, dedicated manufacturing facility. While the agreement did not obligate us to utilize the facility should certain market-driven and/or other factors not make this facility our best choice, it did establish clear goals for differentiation in overseas sourcing for our company related to production lead times and delivery and warehouse and logistics. Our intentions were to eventually transition substantially all of our overseas production to this facility in order to differentiate in the marketplace through several competitive operational advantages.

As the year progressed, both parties realized that the alliance would not be able to provide the production requirements previously agreed upon. The facility’s capacity was unable to keep up with growing demand for more recently introduced products. Throughout the year, we continued sourcing from the same small group of established vendors with which we have conducted business for several years. Over the course of the first half of 2017, we will be utilizing available capacity at these vendors’ factories to align overseas supply with the demand for our newer, more marketable products.  Although the facility making our products at Starwood will not be our only supplier, we plan for them to remain a vendor going forward.

Generally, we enter into standard purchase arrangements for finished goods inventory with our overseas vendors.  The terms of these arrangements are customary for our industry and do not contain any long-term purchase obligations. We generally negotiate firm pricing with our foreign suppliers in U.S. Dollars for a term of one year. We accept exposure to exchange rate movement after this period and do not use any derivative instruments to manage or hedge currency risk. We generally expect to recover any substantial price increases from these suppliers in the price we charge our own customers for these goods.

Logistics

We warehouse our products primarily in domestic warehouses with some warehousing abroad. We consider our facilities to be generally modern, well equipped and well maintained.  We use a small group of furniture specific transportation providers for delivery. While most of our products are delivered to retailers from our warehouses, we also ship directly to wholesale customers from Asia.  Our transportation vendor base includes white-glove delivery services which deliver directly from our domestic warehouses to the retail consumer.

Products are ordered from overseas suppliers based upon both actual and forecasted demand. Because long lead times are generally associated with overseas operations, we strive to maintain inventory levels that will service most of our wholesale customers’ orders within a maximum of 30 days from receipt of their order.  Our backlog of unshipped orders was $6.3 million at December 31, 2016 and $6.2 million at December 31, 2015.

Competition

The furniture industry is highly competitive, fragmented, and includes a large number of competitors. The barriers to entry are very low, and there is little feasible intellectual property protection in our industry to prevent competitors from imitating furniture designs of another manufacturer. Very few of our competitors manufacture residential wood  furniture in the United States.

We compete with a host of varying business models within the industry including, but not limited to, former manufacturers who have adopted a strictly pass-through model from overseas vendor to wholesale customers; national lifestyle retailers who sell directly to the retail consumer through a vertical model; and overseas vendors who sell directly to wholesale customers. Some competitors have greater financial resources and often offer extensively advertised, highly promoted product.

Competitive factors in the upscale segment of the industry include design, quality, service, selection and price. We believe the flexibility and relative influence we maintain with overseas vendors, the continued diversification of our distribution strategy, our long-standing customer relationships, our responsiveness to customers, our consistent support of high-quality and diverse product lines, the heritage of our brand and our experienced management team are all competitive advantages.

Associates

At December 31, 2016, we employed approximately 70 associates domestically and 48 associates overseas, all of which are full-time employees. We consider our relationship with our associates to be very good. None of our associates are represented by a labor union.

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

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” “could,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Such risks and uncertainties include disruptions in foreign sourcing including those arising from supply or distribution disruptions or those arising from changes in political, economic and social conditions, as well as laws and regulations, in countries from which we source products, international trade policies of the United States and countries from which we source products, the inability to raise prices in response to inflation and increasing costs, lower sales due to worsening of current economic conditions, the cyclical nature of the furniture industry, business failures or loss of large customers, failure to anticipate or respond to changes in consumer tastes, fashions and perceived values in a timely manner, competition in the furniture industry, environmental, health, and safety  compliance costs, and failure or interruption of our information technology infrastructure. Any forward-looking statement speaks only as of the date of this filing and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

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

Item 1A.  Risk Factors

Not required to be provided by a smaller reporting company.

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

		Approximate Facility Size (Square Feet)	Owned or Leased

Location	Primary Use
Martinsville, VA	Distribution	300,000	Leased
High Point, NC	Showroom/Office	56,000	Leased
Las Vegas, NV	Showroom	11,500	Leased
Vietnam	Distribution	115,000(1)	Leased
Mocksville, NC	Distribution	50,000(1)	Leased

          (1)    Estimated space as of December 31, 2016.  Leased footage is a function of amount of product held with no minimum space commitments.

Item 3.     Legal Proceedings

In the normal course of business, we are involved in claims and lawsuits none of which currently, in our opinion, will have a material adverse effect on our consolidated financial statements.

Item 4.     Mine Safety Disclosures

Not Applicable.

Executive Officers of the Registrant

Our executive officers who are elected annually and their ages as of January 1, 2017 are as follows:

Name	Age	Position

Glenn Prillaman	45	President and Chief Executive Officer

Anita W. Wimmer	53	Vice President - Finance/Corporate Controller

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

	2016		2015
	High	Low	High	Low
First Quarter	$2.88	$2.25	$3.64	$2.71
Second Quarter	2.90	2.42	3.39	2.62
Third Quarter	3.65	1.66	3.31	2.75
Fourth Quarter	1.99	0.86	3.04	2.60

As of February 10, 2016, we have approximately 1,762 beneficial stockholders.  In August 2016, our Board of Directors authorized the payment of two special dividends totaling up to $1.50 per share. The initial special dividend of $1.25 per share was paid on August 19, 2016.  The second special dividend of $0.25 per share was paid on November 18, 2016.  Our revolving credit facility prohibits the declaration or payment of additional dividends.

Issuer Purchases of Equity Securities

The following table summarizes the repurchases of our equity securities during the 12-month period ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs(1)
January 1 to February 6, 2016	-		-	3,981,271
February 7 to March 5, 2016	405,468(2)	2.53	400,000	2,969,271
March 6 to April 2, 2016	-		-	2,969,271
Three months ended April 2, 2016	405,468(2)		400,000
October 3 to November 5, 2016	-		-	2,969,271
November 6 to December 3, 2016	-		-	2,969,271
December 4 to December 31, 2016	1,394(2)	0.98	-	2,969,271
Three months ended December 31, 2016	1,394(2)		-
Twelve months ended December 31, 2016	406,862(2)		400,000

(1)

In July 2012, the Board of Directors authorized the purchase of up to $5.0 million of our common stock.  These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices the company deems appropriate.

(2)

Includes 5,468 shares and 1,394 shares tendered by recipients of restricted stock awards on March 1, 2016 and December 20, 2016, respectively, to satisfy tax withholding obligations on vested restricted stock.

Equity Compensation Plan Information

  The following table summarizes our equity compensation plans as of December 31, 2016:

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders	1,129,582	$5.35	1,482,510

Item 6.      Selected Financial Data

Not required to be provided by a smaller reporting company.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

We have taken a number of strategic steps over the last several years to reposition our company. We have closed domestic manufacturing facilities and moved to an overseas sourcing model. We discontinued an unprofitable product line, and we are in the process of launching a new one.  We implemented a new enterprise operating system, opened new trade showrooms and consolidated corporate offices.  We attempted to establish a strategic overseas manufacturing alliance that did not meet our immediate demands for product, so we have reverted back to a multi-sourcing model that is meeting our costs and quality requirements.  In addition, we have taken strategic steps to align our cost structure in response to lower sales volume related to these changes.

In January 2015, we announced our re-entry into the nursery and youth product category with the launch of a new brand, Stone & Leigh.  New designs were introduced to the trade at the High Point Market in April 2015. Our experience developing and marketing nursery and youth product, our relationships with wholesale customers within the nursery and youth furniture segment and the minimal investment required for the launch should allow us to reenter this part of the market successfully. This product line began shipping in late 2015, but due to production delays, we did not realize the product line’s expected growth potential in 2016.  Once we begin to properly service this product line, we expect it to be a source of growth in 2017.

In addition to the consumer marketing efforts to launch our new Stone & Leigh youth and nursery furniture brand, we are beginning new consumer advertising and wholesale customer support plans to increase revenue and more effectively reach target consumers of the Stanley adult product lines. These efforts, along with more valuable product should produce growth for the adult furniture product lines under the Stanley and Coastal Living® brands.

In the first quarter of 2016, we made the decision to liquidate our twenty-seven corporate-owned life insurance policies with a $28.1 million cash surrender value. We received $22.4 million in proceeds, comprised of the cash surrender value net of outstanding loans and accrued interest.  The decision to liquidate was made after continued review of the financial stability of the issuer of the policies and the limited risk we were willing to accept.

During 2016, the Board of Directors engaged Stephens Inc. as financial advisor to assist with its consideration of potential strategic and capital allocation opportunities.  As part of this strategic review, the Board decided to return excess cash to shareholders and that the company leverage its operating assets to fund fluctuations in working capital. As a result, the Board declared an initial special dividend of $1.25 per share which was distributed to shareholders in August 2016. A second dividend of $.25 per share was distributed to shareholders in November 2016 after a revolving credit facility was obtained to fund potential fluctuations in working capital.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Operations:

	For the Years Ended December 31,

	2016	2015
Net sales	100.0%	100.0%
Cost of sales	81.1	76.1
Gross profit	18.9	23.9
Selling, general and administrative expenses	31.4	22.1
Operating (loss) income	(12.5)	1.8
CDSOA income, net	2.4	9.2
Other income, net	.1	.1
Interest expense, net	.2	1.7
(Loss) income from continuing operations before income taxes	(10.2)	9.4
Income tax expense	1.6	.1
(Loss) income from continuing operations	(11.8)	9.3
Loss from discontinued operations	-	-
Net (loss) income	(11.8)%	9.3%

2016 Compared to 2015

Net sales decreased $12.8 million, or 22.3%, in 2016 compared to 2015. The decrease was due to lower unit volume and lower average selling prices. Lower unit volume was primarily a result of delays in shipping new product introduced in 2015 as the production ramp up of the new factory in Vietnam dedicated solely to our new product has taken longer than originally anticipated.  The initial orders of 2015 introductions are shipping and should begin to generate orders on retail floors in the near term. Lower average selling prices were the result of aggressive discounting to move older discontinued product. Additionally, inline product was discounted to achieve additional floor space to fuel future sales and generate cash.

Gross profit decreased to $8.4 million, or 18.9% of net sales, from $13.7 million, or 23.9% of net sales, in 2015. The decrease in gross profit and gross margin was driven by lower sales volume, higher discounting, higher quality costs, and the decrease in cash surrender value growth on corporate owned life insurance policies.  Partially offsetting the impact of these items was lower ocean freight costs.  The prior year contained higher freight costs resulting from West Coast port issues.

Selling, general and administrative expenses for 2016 were $14.0 million, or 31.4% of net sales, compared to $12.7 million, or 22.1% of net sales, in 2015.  Higher expenses in the current year were primarily due to the decline in cash surrender value growth of corporate-owned life insurance policies as we continued to pay down policy loans throughout 2015 and then the surrendering of these polices in the first quarter of 2016.  The decline in cash surrender value growth of corporate-owned life insurance policies, net of expenses, was $1.3 million in 2016. Approximately 60% of the cash surrender value growth was in selling, general and administrative expenses and the remaining 40% was in cost of goods sold.  The elimination of this cash surrender value growth was partially offset by the elimination of interest expense on the policy loans taken against the cash surrender value.  Selling, general and administrative expenses also increased as a result of fees related to the engagement of Stephens, Inc. to review strategic and capital allocation opportunities for the company, increased advertising cost and the cost related to adopting a stockholder’s right plan. The higher selling, general and administrative percentages in the current year were due to higher expenditures and lower sales impairing absorption for fixed costs.

As a result of the above, our operating loss was $5.6 million, or (12.5%) of net sales, in 2016, compared to operating income of $1.0 million, or 1.8% of net sales, in 2015.

During the current year we received $1.1 million in funds under the CDSOA compared to $5.3 million in 2015.

Interest expense for 2016 decreased $846,000 from the comparable 2015 period. Interest expense is composed of interest on loans against cash surrender value of insurance policies used to fund our legacy deferred compensation plan. The decrease in expense was due to paying down these outstanding loans with excess cash starting in late 2015 and eventually paying them off when we liquidated our corporate-owned life insurance policies in the first quarter of 2016.

Our 2016 effective tax rate was negative 15.8%. As indicated above, we surrendered our corporate-owned life insurance policies during the first quarter of 2016, which resulted in taxable income. The premiums paid and the growth in surrender value of these policies were excludable from taxable income over the life of these polices when held until death of the covered lives, but this growth, net of premiums paid, became taxable when we surrendered the policies. The aggregate impact of the surrender of these policies in the first quarter of this year was $24.0 million in taxable income. Most of this income was offset by net operating loss carryforwards. The income tax expense associated with the surrender of the corporate-owned life insurance policies was largely recognized during the first quarter when the policies were surrendered. The income tax expense recognized was the result of alternative minimum tax liability associated with the surrender of the corporate-owned life insurance policies and state income taxes. The alternative minimum tax limits our ability to offset all of our income with net operating loss carryforwards. Our 2015 effective tax rate expense was 1.4% and was primarily generated from the federal alternative minimum tax.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand, revolving credit facility and cash generated from operations. While we believe that our business strategy will be successful, we cannot predict with certainty the ultimate impact on our revenues, operating costs and cash flow from operations. We expect cash on hand and borrowings under the revolving credit facility to be adequate for ongoing operational and capital expenditures over the next twelve months.  At December 31, 2016, we had $4.2 million in cash and $663,000 in restricted cash.

Working capital, excluding cash on hand and restricted cash, decreased during 2016 to $18.8 million from $21.2 million at December 31, 2015. The decrease was primarily the result of a decrease in accounts receivable as a result of our lower sales volumes, increase in accounts payable as our vendor terms improved and increase in deferred revenue. Partially offsetting these factors was an increase in inventories. Inventories have increased even as sales have decreased mainly due to the receipt of partial orders from overseas. As a result, customer orders cannot be shipped if all items are not received, resulting in higher inventories until these delinquent items have been received.

Cash used by operating activities was $2.6 million in 2016 compared to cash generated from operations of $4.6 million in 2015. The cash use in 2016 was due to lower sales volumes, elimination of cash surrender value from company-owned life insurance policies, decrease in CDSOA proceeds and higher tax payments on the taxable income from the surrender of our corporate-owned life insurance policies. These were partially offset by lower freight costs and lower interest payments on loans against corporate owned life insurance policies. The cash provided by operations in 2015 was mostly from the receipt of $5.3 million in proceeds from the CDSOA, partially offset by $988,000 of interest paid on loans against corporate-owned life insurance policies.

Cash generated from investing activities in 2016 was due to $28.1 million in proceeds from the surrender of corporate-owned life insurance policies. Cash provided by investing activities of $516,000 in the prior year was the result of restricted cash decreasing due to a reduction in outstanding letters of credit required by our insurance company for potential workers compensation claims.

Net cash used by financing activities in 2016 was $27.8 million compared to $5.5 million in 2015.  During the current year we used $21.3 million for a special dividend, $5.5 million to pay off the remaining outstanding life insurance policy loans in conjunction with our decision to surrender these corporate-owned life insurance policies and $1.0 million for the repurchase and retirement of 400,000 shares of our common stock.  In 2015 we used $5.5 million to pay-down life insurance policy loans.

We have a secured $6 million revolving credit facility with Wells Fargo Bank, National Association with an excess availability requirement of $2 million resulting in maximum borrowings of $4.0 million under the facility, subject to borrowing base eligibility requirements.  The credit facility matures in October 2018 and is secured by our accounts receivable, inventory and certain other assets. Borrowings under the credit facility bear interest at a variable per annum rate equal to the daily three month London Bank Interbank Offered Rate plus 3.5%.

The credit facility contains covenants that, among other things limits our ability to incur certain types of debt or liens, pay dividends, enter into mergers and consolidations or use proceeds of borrowing for other than permitted uses. The credit facility also includes a covenant requiring us to maintain a minimum fixed charge ratio of not less than 1.10 to 1.0 with an initial compliance date at December 31, 2017. We were in compliance with all covenants under the credit facility as of December 31, 2016.

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

In November 2015 and 2016, Customs distributed $1.2 million and $3.3 million in collected duties that were available for distribution in 2015 and 2016, respectively. Our portion of these distributions were $412,000 and $1.1 million, respectively, representing 33.6% of the balance available for distribution in 2015 and 33.5% of the balance available for distribution in 2016. As of October 1, 2016, Customs reported that approximately $1.4 million in cash deposits or other security paid at the time of import on subject entries remains in a clearing account balance, which potentially may become available for distribution under the CDSOA to eligible domestic manufacturers in connection with the case involving bedroom furniture imported from China. The final amounts available for distribution may be higher or lower than the preliminary amounts reported in the clearing account due to liquidations, reliquidations, protests, and other events affecting entries.  Assuming that our percentage allocation in the future is the same as it was for the 2016 distribution (approximately 33.5% of the funds distributed) and that the $1.4 million collected by the government as of October 1, 2016 does not change, we could receive approximately $460,000 in CDSOA funds at some point in the future.

Due to the uncertainty of the administrative processes, we cannot provide assurances as to future amounts of additional CDSOA funds that ultimately will be received, if any, and we cannot predict when we may receive any additional CDSOA funds.

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments in ASU 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The amendment is effective for public entities for annual reporting periods beginning after December 15, 2019, however early application is permitted for reporting periods beginning after December 15, 2018. The Company does not anticipate ASU 2016-13 to have a material impact to the consolidated financial statements.

In February 2016, the FASB issued its final lease accounting standard, FASB Accounting Standard Codification ("ASC"), Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease).  The lease liability will be equal to the present value of lease payments and the right-of -use asset will be based on the lease liability, subject to adjustment such as for initial direct costs.  For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring lases to be classified as either operating or finance.  For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840).  Our leases as of December 31, 2016, principally relate to real estate leases for corporate office, showrooms and warehousing.  The new standard will be effective for the first quarter of our fiscal year ending December 31, 2019. Early adoption is permitted. We are evaluating the effect that ASU 2016-02 by reviewing all long-term leases and determining the potential impact it will have on our consolidated financial statements and related disclosures. The standard is to be applied under the modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendments in ASU 2016-09 simplify several aspects of the accounting for share-based payment transactions. The new guidance requires that excess tax benefits (which represent the excess of actual tax benefits receive at the date of vesting or settlement over the benefits recognized over the vesting period or upon issuance of share-based payments) be recorded in the income statement as a reduction of income or income taxes when the awards vest or are settled. The new guidance also requires excess tax benefits to be classified as an operating activity in the statement of cash flows rather than as a financing activity.  The new standard will be effective for the first quarter of our fiscal year ending December 31, 2017. The adoption of this new standard will reduce our reported income taxes and will increase cash flows from operating activities; however, the amounts of that reduction/increase is dependent upon the underlying vesting or exercise activity and related future stock prices.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230).  The guidance is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This standard will be effective for the first quarter of our fiscal year ending December 31, 2018.  Early adoption is permitted, provided all amendments are adopted in the same period. In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  We have reviewed the standard and determined that our statement of cash flows will include changes in restricted cash with related disclosures. The guidance requires application using a retrospective transition method.  We do not anticipate ASU 2016-15 or ASU 2016-18 to have a material impact to our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  This standard is intended to improve, and converge with international standards, the financial reporting requirements for revenue from contracts with customers.  The new standard will be effective for the first quarter of our fiscal year ending December 31, 2018.  Early adoption is permitted but we do not expect to early adopt this new accounting pronouncement.  In preparation for this new standard, we are identifying all forms of agreements with our customers and will begin to evaluate the provisions in such agreements in light of the five-step model specified by the new guidance.  The five-step model includes: 1) determination of whether a contract – an agreement between two or more parties that creates legally enforceable rights and obligations exists; 2) identification of the performance obligations in the contract; 3) determination of the transaction price; 4) allocation of the transaction price to the performance obligations in the contract; and 5) recognition of revenue when (or as) the performance obligation is satisfied.  We are also evaluating the impact of the new standard on certain common practices currently employed by us and others in our industry, such as co-operative advertising, pricing allowances and consumer coupons.  We are in the initial phases and have not yet determined the impact of the new standard on our financial statements or whether we will adopt on a full or modified retrospective basis in the first quarter of our fiscal year ending December 31, 2018.

Critical Accounting Policies

We have chosen accounting policies that are necessary to accurately and fairly report our operational and financial position.  Below are the critical accounting policies that involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

            Revenue Recognition - Sales are recognized when title and risk of loss pass to the customer, which typically occurs at the time of shipment.  In some cases, however, title does not pass until the shipment is delivered to the customer. Revenue includes amounts billed to customers for shipping.  Provisions are made at the time revenue is recognized for estimated product returns and for incentives that may be offered to customers. Amounts collected in advance of shipment are reflected as deferred revenue on the consolidated balance sheet and then recognized as revenue as the risk of loss passes to the customer.

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

Deferred taxes - We recognize deferred tax assets and liabilities based on the estimated future tax effects of differences between the financial statements and the tax basis of assets and liabilities given the enacted tax laws. We evaluate the need for a deferred tax asset valuation allowance by assessing whether it is more likely than not that the company will realize its deferred tax assets in the future. The assessment of whether or not a valuation allowance is required often requires significant judgment, including the forecast of future taxable income. Adjustments to the deferred tax valuation allowance are made to earnings in the period when such assessment is made.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Item 9B.   Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information related to our directors is set forth under the caption “Election of Directors” of our proxy statement (the “2017 Proxy Statement”) for our annual meeting of shareholders scheduled for May 25, 2017. Such information is incorporated herein by reference.

Information relating to compliance with section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2017 Proxy Statement and is incorporated herein by reference.

Information relating to the Audit Committee and Board of Directors’ determinations concerning whether a member of the Audit Committee of the Board is a “financial expert” as that term is defined under Item 407(d) (5) of Regulation S-K is set forth under the caption “Board and Board Committee Information” of our 2017 Proxy Statement and is incorporated herein by reference.

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

Item 11.            Executive Compensation

Information relating to our executive compensation is set forth under the caption “Executive Compensation” of our 2017 Proxy Statement. Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our information relating to this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” of our 2017 Proxy Statement. Such information is incorporated herein by reference.

Information concerning our equity compensation plan is included in Part II of this report under the caption “Equity Compensation Plan Information.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Our information relating to this item is set forth under the captions “Corporate Governance – Review of Transactions with Related Persons” and “Corporate Governance - Board and Board Committee Information” of our 2017 Proxy Statement. Such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

Our information relating to this item is set forth under the caption “Independent Public Auditors” of our 2017 Proxy Statement. Such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	Documents filed as a part of this Report:

(1)	The following consolidated financial statements are included in this report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations for each of the two years in the period ended December 31, 2016
Consolidated Statements of Comprehensive (Loss) Income for each of the two years ended in the period ended December 31, 2016
Consolidated Statements of Changes in Stockholders’ Equity for each of the two years in the period ended December 31, 2016
Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2016
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts for each of the two years in the period ended December 31, 2016

(b)	Exhibits:

3.1	The Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended July 2, 2005).

3.2	By-laws of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed December 11, 2015).

3.3

Certificate of Designation of Series A Participating Preferred Stock of Stanley Furniture Company, Inc. (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K (Commission Rule No. 0-14938) filed December 6, 2016).

4.1

The Certificate of Incorporation, By-laws and Certificate of Designation of Series A Participating Preferred Stock of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1, 3.2 and 3.3 hereto).

4.2

Rights Agreement, dated as of December 5, 2016, between Stanley Furniture Company, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K (Commission Rule No. 0-14938) filed December 6, 2016).

4.3

Amendment No. 1, dated as of January 30, 2017, to the Rights Agreement, dated as of December 5, 2016, between Stanley Furniture Company, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K (Commission Rule No. 0-14938) filed January 30, 2017).

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

10.10

Change in Control Protection Agreement, originally dated December 11, 2009, by and between Stanley Furniture Company, Inc. and Glenn Prillaman and amended and restated effective December 11, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (commission File No. 0-14938) filed on December 11, 2015).(1)

10.11

Change in Control Protection Agreement, dated December 11, 2015, by and between Stanley Furniture Company, Inc. and Anita Wimmer (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (commission File No. 0-14938) filed on December 11, 2015).(1)

10.12

2008 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement (Commission File No. 0-14938) for the annual meeting of stockholders held on April 15, 2008).(1)

(1)	Management contract or compensatory plan

10.13

Form of Stock Option Award under 2008 Incentive Plan (Officers) (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2008).(1)

10.14

Form of Stock Option Award under 2008 Incentive Plan (Directors) (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2008).(1)

10.15

Form of Restricted Stock Grant under 2008 Incentive Plan (Officers) (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2012.(1)

10.16

Form of Restricted Stock Award under 2008 Incentive Plan (Directors) (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2012).(1)

10.17

2012 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement (Commission File No. 0-14938) for the annual meeting of stockholders held on April 18, 2012).(1)

10.18

Form of Stock Option Award under 2012 Incentive Plan (Officers) (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2012).(1)

10.19

Form of Restricted Stock Award under 2012 Incentive Plan (Officers) (time vesting) (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2012).(1)

10.20

Form of Restricted Stock Award under 2012 Incentive Plan (Directors) (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K (Commission File No. 0-14938) for year ended December 31, 2014). (1)

10.21

Form of Restricted Stock Award under 2012 Incentive Plan (Officers) (time and performance vesting) (incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-K (Commission File No. 0-14938) for year ended December 31, 2014).(1)

10.22

Form of Restricted Stock Award under 2012 Incentive Plan (Officers) (performance vesting) (incorporated by reference to Exhibit 10.23 to Registrant’s Form 10-K (Commission File No. 0-14938) for year ended December 31, 2014).(1)

10.23

Agreement dated February 12, 2015 by and among Stanley Furniture Company, Inc. and the entities and natural persons listed on Exhibit A thereto (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K (Commission File No. 0-14938) filed February 12, 2015).

10.24

Agreement dated January 7, 2016 by and among Stanley Furniture Company, Inc. and the entities and natural persons listed on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (Commission File No. 0-14938) filed January 8, 2016).

10.25

Credit Agreement, dated as of October 25, 2016, by and between Stanley Furniture Company, Inc. and Well Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q (Commission Rule No. 0-14938) for the quarter ended October 1, 2016).

10.26

Security Agreement, dated as of October 25, 2016, by and among Stanley Furniture Company, Inc., Stanley Furniture Company 2.0, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q (Commission Rule No. 0-14938) for the quarter ended October 1, 2016).

(1)	Management contract or compensatory plan

10.27

Amendment effective as of November 30, 2016 to Employment Agreement between Stanley Furniture Company, Inc. and Glenn Prillaman dated July 22, 2016 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (Commission Rule No. 0-14938) filed December 2, 2016).(1)

10.28

Amendment effective as of November 30, 2016 to Change in Control Protection Agreement between Stanley Furniture Company, Inc. and Anita Wimmer effective as of December 11, 2015 (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K (Commission Rule No. 0-14938) filed December 2, 2016).(1)

10.29

Agreement, dated as of January 30, 2017, by and among Stanley Furniture Company, Inc. and the entities and natural persons listed on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (Commission Rule No. 0-14938) filed January 30, 2017).

10.30

Amendment No. 1, dated as of January 30, 2017, to the Agreement, dated as of January 7, 2016, by and among Stanley Furniture Company, Inc. and the entities and natural persons listed on Exhibit A thereto (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K (Commission Rule No. 0-14938) filed January 30, 2017).

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

101

The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) condensed consolidated statements of comprehensive (loss) income, (iv) condensed consolidated statements of cash flows, (v) the notes to the consolidated financial statements, and (vi) document and entity information. (2)

(1)	Management contract or compensatory plan
(2)	Filed Herewith
(3)	Furnished Herewith

Item 16.   10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANLEY FURNITURE COMPANY, INC.

February 22, 2017	By:	/s/Glenn Prillaman
Glenn Prillaman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/John D. Lapey	Chairman and Director	February 22, 2017
(John D. “Ian” Lapey)

/s/Glenn Prillaman	President and Chief Executive Officer (Principal Executive Officer) and Director	February 22, 2017
(Glenn Prillaman)

/s/Anita W. Wimmer	Vice-President – Finance/Corporate Controller (Principal Financial and Accounting Officer)	February 22, 2017
(Anita W. Wimmer)

/s/Michael P. Haley	Director	February 22, 2017
(Michael P. Haley)

/s/T. Scott McIlhenny, Jr.	Director	February 22, 2017
(T. Scott McIlhenny, Jr.)

/s/Jeffrey S. Gilliam	Director	February 22, 2017
(Jeffrey S. Gilliam)

/s/Justyn R. Putnam	Director	February 22, 2017
(Justyn R. Putnam)

/s/Steven A. Hale	Director	February 22, 2017
(Steven A. Hale)

STANLEY FURNITURE COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Stanley Furniture Company, Inc.

High Point, North Carolina

We have audited the accompanying consolidated balance sheets of Stanley Furniture Company, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for the years ended December 31, 2016 and 2015. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stanley Furniture Company, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Raleigh, North Carolina

February 22, 2017

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$4,212	$6,497
Restricted cash	663	663
Accounts receivable, less allowances of $272 and $404	3,492	6,925
Inventory, net	22,951	20,934
Prepaid expenses and other current assets	729	959
Total current assets	32,047	35,978

Property, plant and equipment, net	1,606	1,787
Cash surrender value of life insurance policies, net	-	22,253
Other assets	2,868	3,128
Total assets	$36,521	$63,146

LIABILITIES
Current liabilities:
Accounts payable	$5,674	$5,441
Accrued salaries, wages and benefits	1,371	1,367
Deferred revenue	759	442
Other accrued expenses	593	334
Total current liabilities	8,397	7,584

Deferred compensation	4,219	4,301
Supplemental retirement plan	1,724	1,797
Other long-term liabilities	2,199	1,812
Total liabilities	16,539	15,494

Commitments and Contingencies (Footnote 10)

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 25,000,000 shares authorized,
14,730,805 and 14,906,831 shares issued and outstanding at December 31, 2016 and 2015, respectively	275	283
Capital in excess of par value	16,840	17,521
Retained earnings	5,129	32,023
Accumulated other comprehensive loss	(2,262)	(2,175)
Total stockholders’ equity	19,982	47,652
Total liabilities and stockholders’ equity	$36,521	$63,146

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2016	2015
Net sales	$44,574	$57,364

Cost of sales	36,160	43,679

Gross profit	8,414	13,685

Selling, general and administrative expenses	13,982	12,661

Operating (loss) income	(5,568)	1,024

Income from Continued Dumping and Subsidy Offset Act, net	1,103	5,308
Other income, net	26	42
Interest expense, net	101	947

(Loss) income from continuing operations before income taxes	(4,540)	5,427

Income tax expense	718	76

Net (loss) income from continuing operations	(5,258)	5,351
Net (loss) from discontinued operations	-	(11)

Net (loss) income	$(5,258)	$5,340

Basic (loss) income per share:
(Loss) income from continuing operations	$(0.37)	$0.37
(Loss) from discontinued operations	-	-
Net (loss) income	$(0.37)	$0.37

Diluted (loss) income per share:
(Loss) income from continuing operations	$(0.37)	$0.37
(Loss) from discontinued operations	-	-
Net (loss) income	$(0.37)	$0.37

Weighted average shares outstanding:
Basic	14,139	14,273
Diluted	14,139	14,542

Dividend per share:
Special dividend	$1.50	-

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

 (in thousands)

	For the Years Ended December 31,
	2016	2015

Net (loss) income	$(5,258)	$5,340
Other comprehensive (loss) income:
Amortization of prior service credit	-	92
Actuarial loss (gain)	174	(497)
Amortization of actuarial loss	(87)	(117)
Adjustments to net periodic postretirement loss (benefit)	87	(522)
Comprehensive (loss) income	$(5,345)	$5,862

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For each of the two years in the period ended December 31, 2016

(in thousands)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss) Income	Total

Balance at December 31, 2014	14,780	283	16,710	26,683	(2,697)	40,979

Net income	-	-	-	5,340	-	5,340
Other comprehensive income	-	-	-	-	522	522
Restricted stock grants	229	-	-	-	-	-
Restricted stock forfeited	(98)	-	-	-	-	-
Stock purchase and retirement for tax withholdings on
vesting of restricted awards	(4)	-	(13)	-	-	(13)
Stock-based compensation	-	-	824	-	-	824

Balance at December 31, 2015	14,907	$283	$17,521	$32,023	$(2,175)	$47,652

Net loss	-	-	-	(5,258)	-	(5,258)
Other comprehensive loss	-	-	-	-	(87)	(87)
Special dividends declared	-	-	-	(21,636)	-	(21,636)
Restricted stock grants	231	-	-	-	-	-
Stock purchase and retirement	(400)	(8)	(1,004)	-	-	(1,012)
Stock purchase and retirement for tax withholdings
on vesting of restricted awards	(7)	-	(15)	-	-	(15)
Stock-based compensation	-	-	338	-	-	338
Balance at December 31, 2016	14,731	$275	$16,840	$5,129	$(2,262)	$19,982

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,

	2016	2015
Cash flows from operating activities:
Cash received from customers	$48,248	$56,271
Cash paid to suppliers and employees	(51,243)	(55,898)
Cash from Continued Dumping and Subsidy Offset Act, net	1,103	5,308
Interest paid, net	(191)	(987)
Income tax payments	(510)	(105)
Net cash (used in) provided by operating activities	(2,593)	4,589

Cash flows from investing activities:
Proceeds from surrender of corporate-owned life insurance policies	28,139	-
Decrease in restricted cash	-	527
Proceeds from sale of assets	-	4
Purchase of other assets	(14)	(15)
Net cash provided by investing activities	28,125	516

Cash flows from financing activities:
Stock purchase and retirement for tax withholdings on vesting of restricted awards	(15)	(13)
Payments on insurance policy loans	(5,495)	(5,461)
Payment of dividends	(21,282)	-
Purchase and retirement of common stock	(1,012)	-
Net cash used by financing activities	(27,804)	(5,474)

Cash flows from discontinued operations:
Cash (used in) provided by operating activities	(13)	1,282
Net cash (used in) provided by discontinued operations	(13)	1,282

Net (decrease) increase cash	(2,285)	913
Cash at beginning of year	6,497	5,584
Cash at end of year	$4,212	$6,497

Reconciliation of net (loss) income to net cash (used in) provided by operating activities:

Net (loss) income	$(5,258)	$5,340
Loss from discontinued operations	-	11
Depreciation	181	185
Amortization	289	285
Stock-based compensation	338	824
Other, net	-	14
Changes in assets and liabilities:
Accounts receivable	3,433	(1,072)
Inventories	(2,017)	3,282
Prepaid expenses and other assets	(176)	(1,747)
Accounts payable	233	(542)
Accrued salaries, wages and benefits	(250)	177
Other accrued expenses	235	(1,109)
Other long-term liabilities	399	(1,059)
Net cash (used in) provided by operating activities	$(2,593)	$4,589

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

Restricted Cash

Restricted cash includes collateral deposits required under the Company’s line of credit agreement, to guarantee the Company’s workers compensation insurance policy.  The restricted cash balance is expected to mature over the next twelve months.

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

Revenue Recognition

Sales are recognized when title and risk of loss pass to the customer, which typically occurs at the time of shipment.  In some cases, however, title does not pass until the shipment is delivered to the customer. Revenue includes amounts billed to customers for shipping.  Provisions are made at the time revenue is recognized for estimated product returns and for incentives that may be offered to customers. Amounts collected in advance of shipment are reflected as deferred revenue on the consolidated balance sheet and then recognized as revenue as the risk of loss passes to the customer.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is determined based solely on those charges incurred in the acquisition and production of the related inventory (i.e. material, freight, labor and overhead). Management regularly examines inventory to determine if there are indicators that the carrying value exceeds its net realizable value. Experience has shown that the most significant indicators of the need for inventory markdowns are the age of the inventory and the planned discontinuance of certain items. As a result, we provide inventory valuation write-downs based upon established percentages based on age of the inventory and planned discontinuance of certain items. As of December 31, 2016 and 2015, we had approximately $23.0 million and $20.9 million of finished goods, net of a valuation allowance of $1.3 million and $1.4 million, respectively.

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

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.         Summary of Significant Accounting Policies (continued)

Capitalized Software Cost

We amortize purchased computer software costs using the straight-line method over the estimated economic lives of the related products. Unamortized cost at December 31, 2016 and 2015 was approximately $2.4 million and $2.7 million, respectively, and is included in other assets.

Cash Surrender Value of Life Insurance Policies

At December 31, 2015, we owned 27 life insurance policies as a funding arrangement for our deferred compensation plan discussed in Note 7. These corporate-owned policies had a net cash surrender value of $22.3 million.  We had $5.5 million in loans and accrued interest outstanding against the cash surrender value. The growth in cash surrender value of these corporate-owned policies, net of related premiums and plan administrative costs, is included in operating income.  Interest on the insurance policy loans is recorded as interest expense below operating income. In the first quarter of 2016, we liquidated the corporate-owned life insurance policies with cash surrender value of $28.1 million. We received $22.4 million in proceeds, net of outstanding loans and accrued interest.

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

Reclassifications

As of December 31, 2015, the Company reclassified approximately $442,000 of amounts collected in advance of shipment from accounts payable to deferred revenue.  As both accounts payable and deferred revenue are presented as current liabilities, management does not believe there to be a material impact on the consolidated financial statements taken as a whole.

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  The amendments in ASU 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The amendment is effective for public entities for annual reporting periods beginning after December 15, 2019, however early application is permitted for reporting periods beginning after December 15, 2018.  The Company does not anticipate ASU 2016-13 to have a material impact to the consolidated financial statements.

In February 2016, the FASB issued its final lease accounting standard, FASB Accounting Standard Codification ("ASC"), Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease).  The lease liability will be equal to the present value of lease payments and the right-of -use asset will be based on the lease liability, subject to adjustment such as for initial direct costs.  For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring lases to be classified as either operating or finance.  For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840).  Our leases as of December 31, 2016, principally relate to real estate leases for corporate office, showrooms and warehousing.  The new standard will be effective for the first quarter of our fiscal year ending December 31, 2019. Early adoption is permitted. We are evaluating the effect that ASU 2016-02 by reviewing all long-term leases and determining the potential impact it will have on our consolidated financial statements and related disclosures. The standard is to be applied under the modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.         Summary of Significant Accounting Policies (continued)

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).  The amendments in ASU 2016-09 simplify several aspects of the accounting for share-based payment transactions. The new guidance requires that excess tax benefits (which represent the excess of actual tax benefits receive at the date of vesting or settlement over the benefits recognized over the vesting period or upon issuance of share-based payments) be recorded in the income statement as a reduction of income or income taxes when the awards vest or are settled.  The new guidance also requires excess tax benefits to be classified as an operating activity in the statement of cash flows rather than as a financing activity. The new standard will be effective for the first quarter of our fiscal year ending December 31, 2017. The adoption of this new standard will reduce our reported income taxes and will increase cash flows from operating activities; however, the amounts of that reduction/increase is dependent upon the underlying vesting or exercise activity and related future stock prices.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230).  The guidance is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This standard will be effective for the first quarter of our fiscal year ending December 31, 2018. Early adoption is permitted, provided all amendments are adopted in the same period.  In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  We have reviewed the standard and determined that our statement of cash flows will include changes in restricted cash with related disclosures. The guidance requires application using a retrospective transition method. We do not anticipate ASU 2016-15 or ASU 2016-18 to have a material impact to our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This standard is intended to improve, and converge with international standards, the financial reporting requirements for revenue from contracts with customers.  The new standard will be effective for the first quarter of our fiscal year ending December 31, 2018.  Early adoption is permitted but we do not expect to early adopt this new accounting pronouncement. In preparation for this new standard, we are identifying all forms of agreements with our customers and will begin to evaluate the provisions in such agreements in light of the five-step model specified by the new guidance.  The five-step model includes: 1) determination of whether a contract – an agreement between two or more parties that creates legally enforceable rights and obligations exists; 2) identification of the performance obligations in the contract; 3) determination of the transaction price; 4) allocation of the transaction price to the performance obligations in the contract; and 5) recognition of revenue when (or as) the performance obligation is satisfied.  We are also evaluating the impact of the new standard on certain common practices currently employed by us and others in our industry, such as co-operative advertising, pricing allowances and consumer coupons.  We are in the initial phases and have not yet determined the impact of the new standard on our financial statements or whether we will adopt on a full or modified retrospective basis in the first quarter of our fiscal year ending December 31, 2018.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.      Property, Plant and Equipment

	Depreciable lives (in years)
		(in thousands)
		2016	2015
Machinery and equipment	5 to 12	$2,675	$2,675
Leasehold improvements	15	1,833	1,833
Property, plant and equipment, at cost		4,508	4,508
Less accumulated depreciation		2,902	2,721
Property, plant and equipment, net		$1,606	$1,787

3.       Debt

We have a secured $6.0 million revolving credit facility with Wells Fargo Bank, National Association with an excess availability requirement of $2.0 million resulting in maximum borrowings of $4.0 million under the facility, subject to borrowing base eligibility requirements. The credit facility matures in October 2018 and is secured by our accounts receivable, inventory and certain other assets. Borrowings under the credit facility bear interest at a variable per annum rate equal to the daily three month London Bank Interbank Offered Rate plus 3.5%.

The credit facility contains covenants that, among other things limit our ability to incur certain types of debt or liens, pay dividends, enter into mergers and consolidations or use proceeds of borrowing for other than permitted uses. The credit facility also includes a covenant requiring us to maintain a minimum fixed charge ratio of not less than 1.1 to 1.0 for the trailing twelve months with an initial compliance date at December 31, 2017.

At December 31, 2016, no borrowings were outstanding under this revolving credit facility.

4.      Income Taxes

The provision for income tax expense (benefit) consists of (in thousands):

	2016	2015
Current:
Federal	$525	$52
State	193	24
Total current	718	76
Deferred:
Federal	-	-
State	-	-
Total deferred	-	-
Income tax expense (benefit)	$718	$76

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.         Income Taxes (continued)

A reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate follows:

	2016	2015
Federal statutory rate	35.0%	35.0%
State tax, net of federal benefit	(6.1)	.6
State tax credits and adjustments	1.8	(1.9)
Change in cash surrender value of life insurance policies	(185.1)	(9.0)
Valuation allowance increase (decrease)	143.2	(23.6)
Other, net	(4.6)	.3
Effective income tax rate	(15.8)%	1.4%

The income tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31 follow (in thousands):

	2016	2015
Noncurrent deferred tax assets (liabilities):
Accounts receivable	$99	$150
Other accrued expenses	587	248
Property, plant and equipment	(1,190)	(1,255)
Employee benefits	3,979	4,252
Contribution carryforward	181	278
AMT credit	1,205	676
Net operating loss	7,727	14,845
Gross non-current deferred tax assets	12,588	19,194
Less valuation allowance	(12,588)	(19,194)
Net noncurrent deferred tax assets	$-	$-

We have U.S. federal net operating loss carryforwards of approximately $20.6 million which are available to reduce future taxable income. The federal net operating loss will begin expiring in 2033.  We have combined state net operating loss carryforwards of $18.4 million that will expire at various times beginning in 2027.

During 2016, we recorded a non-cash credit to our valuation allowance of $6.6 million against our December 31, 2016 deferred tax assets.  The primary assets which are covered by this valuation allowance are employee benefits and net operating losses in excess of the amounts which can be carried back to prior periods. The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Our results over the most recent three-year period were heavily affected by our business restructuring activities. Our cumulative loss, excluding income from the Continued Dumping and Subsidy Offset Act, in the most recent three-year period, in our view, represented sufficient negative evidence to require a valuation allowance. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal, resulting in no deferred tax asset balance being recognized.  Should we determine that we will not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.         Income Taxes (continued)

The unrecognized tax benefits activity for the year ended December 31 follows (in thousands):

	2016	2015
Unrecognized tax benefits balance at January 1	$307	$309
Gross increases in tax positions of prior years	164	-
Lapse of statute of limitations	-	(2)
Unrecognized tax benefits balance at December 31	$471	$307

As of December 31, 2016 and 2015, we had approximately $97,000 and $76,000 of accrued interest related to uncertain tax positions, respectively.

Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $307,000 at December 31, 2016 and $200,000 at December 31, 2015. The 2010 through 2015 tax years remain open to examination by major taxing jurisdictions.

5.       Stockholders’ Equity

In addition to common stock, authorized capital includes 1,000,000 shares of “blank check” preferred stock. None was outstanding during the two years ended December 31, 2016. The Board of Directors is authorized to issue such stock in series and to fix the designation, powers, preferences, rights, limitations and restrictions with respect to any series of such shares. Such “blank check” preferred stock may rank prior to common stock as to dividend rights, liquidation preferences or both, may have full or limited voting rights and may be convertible into shares of common stock.

            Basic and diluted earnings per share are calculated using the following share data (in thousands):

	2016	2015
Weighted average shares outstanding for basic calculation	14,139	14,273
Dilutive effect of stock options	-	269
Weighted average shares outstanding for diluted calculation	14,139	14,542

In 2016, the dilutive effect of stock options and restricted shares was not recognized since we had a net loss. Approximately 1.1 million shares in 2016 and 1.2 million shares in 2015 that were issuable upon the exercise of stock options were not included in the diluted per share calculation because they were anti-dilutive. In 2016 and 2015, approximately 544,000 and 51,000 shares of restricted stock, respectively, were not included because they were anti-dilutive.

We will repurchase common shares that are tendered by recipients of restricted stock awards to satisfy tax withholding obligations on vested restricted stock.  During 2016 and 2015, we repurchased 6,862 shares for approximately $15,000 and 4,622 shares for approximately $13,000, respectively.

In July 2012, the Board of Directors authorized the purchase of up to $5.0 million of our common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices the Company deems appropriate.  During 2016, we repurchased 400,000 shares of common stock for approximately $1.0 million. In 2015, no repurchases of our common stock were made pursuant to this authorization. As of December 31, 2016, we have $3.0 million remaining on this authorization to repurchase our common stock.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.       Stockholders’ Equity (continued)

During 2016, the Board of Directors declared two special dividends totaling $1.50 per share. The first special dividend of $1.25 per share was distributed to shareholders on August 19, 2016 and the second special dividend of $.25 per share was distributed to shareholders on November 18, 2016. Approximately $354,000 in dividends payable relate to unvested restricted shares.

In the fourth quarter of 2016, the Board of Directors adopted a Rights Agreement designed to protect the Company’s substantial net operating loss carryforwards.  Under the Rights Agreement, company stockholders of record as of December 15, 2016 received one preferred share purchase right for each share of common stock they owned on such date. If a person or group acquires beneficial ownership of 4.9% or more of the Company’s outstanding common stock (subject to certain specified exceptions), the rights will become exercisable.  The rights will also become exercisable if a person or group that already owns 4.9% or more of the Company’s outstanding common stock acquires an additional 1% or more of the Company’s outstanding common stock.  If the rights become exercisable, all holders of rights, other than the person or group triggering the rights, will be entitled to purchase Company common stock at a 50% discount. Rights held by the person or group triggering the rights will become void and will not be exercisable. The rights have a de minimis fair value.

The rights trade with the Company’s common stock. The Rights Agreement and the rights will expire on the first day after the Company’s 2017 annual meeting of stockholders unless the Company’s stockholders approve the Rights Agreement at the meeting, in which case the Rights Agreement and the rights will expire on December 5, 2019 (unless the Company’s NOLs are utilized prior to that date). The Board may amend the Rights Agreement in any way or redeem the rights at any time unless and until the rights are triggered.

The Rights Agreement includes a procedure for the Board to consider requests to exempt a particular transaction from triggering the exercisability of the rights under the Rights Agreement if the transaction (i) does not (x) create a significant risk of the Company’s NOLs being impaired or (y) constitute a default under the change-in-control covenant included in the Company’s credit facility or (ii) is otherwise in the best interests of the Company.

The Company entered into Amendment No. 1, dated January 30, 2017, to the Rights Agreement. This amendment amends the definition of Acquiring Person in the Rights Agreement to exclude any member of the Hale Group (Hale Partnership Fund, LP and certain affiliates that are parties to the agreement (Hale Agreement) dated January 30, 2017 with the Company), provided that any purchases made by members of the Hale Group after December 5, 2016 are made in compliance with Section 1(h) of the Hale Agreement.

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

Stock Options

The options are issued at market value on the date of grant and have a term of 10 years from the grant date. In general, employee grants vest ratably over a four to five-year period and Director grants vest after one year. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. We have estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes pricing valuation model.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.       Stock Based Compensation (continued)

The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. No options were granted in 2016 or 2015.

Stock option activity for the two years ended December 31, 2016, follows:

	Number of shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2014	1,371,354	$5.97	5.7
Forfeited	(184,798)	4.31
Expired	(20,364)	23.41

Outstanding at December 31, 2015	1,166,192	$5.93	4.7
Expired	(36,610)	23.88

Outstanding at December 31, 2016	1,129,582	$5.35	3.8	$-

Exercisable at December 31, 2016	1,129,582	$5.35	3.8	$-

There were no stock options exercised in 2016 and 2015.

Restricted Stock

The restricted stock awards are accounted for as “non-vested equity shares” until the awards vest or are forfeited. In general, restricted stock awards for employees are time vested or performance vested and for non-employee directors vest at the end of their current term on the Board. The fair value of each share of restricted stock is the market price of our stock on the grant date. The fair value of each time vested award is amortized into compensation expense on a straight-line basis between the award date and the vesting date. Performance based awards are amortized into compensation expense based on the probability of meeting the performance criteria. In 2016 and 2015, 221,745 and 140,442 of restricted stock awards vested and were released, respectively.

The following table summarizes information about restricted stock awards for the two years ended December 31, 2016:

		Weighted-Average Grant Date Fair Value
	Number of shares

Outstanding at December 31, 2014	544,248	$3.74
Forfeited	(97,549)	$3.45
Vested	(140,442)	$3.29
Granted	228,676	$2.86

Outstanding at December 31, 2015	534,933	$3.53
Vested	(221,745)	$4.01
Granted	230,836	$2.52

Outstanding at December 31, 2016	544,024	$2.89

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.        Stock Based Compensation (continued)

As of December 31, 2016, there was $379,000 of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average remaining vesting period of 2.4 years.

7.     Employee Benefits Plans

Defined Contribution Plan

We maintain a defined contribution plan covering substantially all of our employees and make discretionary matching and profit sharing contributions. The total plan cost, including employer contributions, was $16,000 in 2016 and $34,000 in 2015.  Employer contributions were suspended to the plan beginning in 2015.

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

Corporate-owned life insurance policies were purchased as a potential funding source for this Plan.  The Company had the ability to borrow against these policies or cash them in at any time. The balance sheet reflected a cash surrender value asset of $22.3 million (net of $5.5 million in loans and accrued interest) at December 31, 2015.  Interest was paid on the borrowings at a rate of 13.13%, offset by a fixed rate of return of 12.63% on the borrowed portion of the cash surrender value of these policies, resulting in a net borrowing cost of 0.50%.  The fixed return on the non-borrowed cash surrender value of these policies is 4%.  In the first quarter of 2016, we liquidated the corporate-owned life insurance policies with cash surrender value of $28.1 million.  We received $22.4 million in proceeds, net of outstanding loans and accrued interest.  The decision to liquidate was made after continued review of the financial stability of Genworth Life Insurance Company, the issuer of the policies.

The growth in the cash surrender value of these policies, net of related premiums and plan administrative costs, is included in operating income.  Interest charges for policy loans are included in interest expenses below operating income. The growth in cash surrender value of these policies is not taxable unless the policies are cashed in, while the interest paid is deductible for tax purposes. The liquidation of these policies in 2016 created approximately $24.0 million in taxable income which was offset by net operating loss carryforwards.

The impact of the deferred compensation plan and corporate owned life insurance policies impact on net income is as follows (in thousands):

	2016	2015
Growth in cash surrender value of corporate-owned life insurance policies	$301	$1,701
Deferred compensation plan expenses	352	506
Operating income impact	(51)	1,195
Interest expense on loans against corporate-owned life insurance polices	109	948
Net income impact	$(160)	$247

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.     Employee Benefits Plans (continued)

The financial status of the deferred compensation plan based on actuarially valued benefits at December 31 follows (in thousands):

	2016	2015
Change in benefit obligation:
Beginning benefit obligation	$4,749	$5,412
Interest cost	160	182
Actuarial loss (gain)	210	(395)
Benefits paid	(450)	(450)
Ending benefit obligation	$4,669	$4,749
Change in plan assets:
Beginning fair value of plan assets	-	-
Employer contributions	450	450
Benefits paid	(450)	(450)
Ending fair value of plan assets	-	-
Funded status	$(4,669)	$(4,749)

Amount recognized in the consolidated balance sheet (in thousands):

	2016	2015
Current liabilities	$(450)	$(448)
Noncurrent liabilities	(4,219)	(4,301)
Total	$(4,669)	$(4,749)

Amount recognized in accumulated other comprehensive (loss) income (in thousands):

	2016	2015
Net loss	$1,752	$1,614

Components of net periodic benefit cost and other amounts recognized in other comprehensive (loss) income (in thousands):

	2016	2015
Net periodic benefit cost:
Interest cost	$160	$182
Amortization of net loss	72	93
Net periodic benefit cost	$232	$275
Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income:
Net loss (gain)	$210	$(395)
Amortization of net loss	(72)	(93)
Total recognized in other comprehensive (loss) income	138	(488)
Total recognized in net periodic benefit cost and other comprehensive (loss) income	$370	$(213)

Approximately $84,000 in accumulated other comprehensive income (loss) is expected to be recognized as components of net periodic benefit cost during 2017.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.     Employee Benefits Plans (continued)

The assumptions used to determine the plan’s financial status and postretirement benefit cost:

	2016	2015
Discount rate for funded status	3.50%	3.55%
Discount rate for benefit cost	3.55%	3.50%

Estimated future benefit payments are as follows (in thousands):

2017	$450
2018	402
2019	391
2020	381
2021	364
2022 - 2026	1,582
Estimated contributions for 2017	$450

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

The financial status of the plans at December 31 follows (in thousands):

	Supplemental Retirement Plan		Other Postretirement Benefits
	2016	2015	2016	2015
Change in benefit obligation:
Beginning benefit obligation	$1,952	$2,129	$827	$932
Interest cost	68	72	23	26
Plan participants’ contributions	-	-	46	50
Actuarial (gain) loss	14	(93)	(51)	(9)
Benefits paid	(155)	(156)	(135)	(172)
Ending benefit obligation	$1,879	$1,952	$710	$827
Change in plan assets:
Beginning fair value of plan assets	-	-	-	-
Employer contributions	155	156	89	122
Plan participants’ contributions	-	-	46	50
Benefits paid	(155)	(156)	(135)	(172)
Ending fair value of plan assets	-	-	-	-
Funded status	$(1,879)	$(1,952)	$(710)	$(827)

Amount recognized in the consolidated balance sheet (in thousands):

	Supplemental Retirement Plan		Other Postretirement Benefits
	2016	2015	2016	2015
Current liabilities	$(155)	$(155)	$(88)	$(92)
Noncurrent liabilities	(1,724)	(1,797)	(622)	(735)
Total	$(1,879)	$(1,952)	$(710)	$(827)

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.     Employee Benefits Plans (continued)

Amount recognized in accumulated other comprehensive (loss) income (in thousands):

	Supplemental Retirement Plan		Other Postretirement Benefits
	2016	2015	2016	2015
Net loss (gain)	$686	$704	$(182)	$(149)

Components of net periodic benefit cost and other amounts recognized in other comprehensive (loss) income (in thousands):

	Supplemental Retirement Plan		Other Postretirement Benefits
	2016	2015	2016	2015
Net periodic benefit cost:
Interest cost	$68	$72	$23	$26
Amortization of net loss (gain)	32	36	(17)	(13)
Amortization of prior service cost	-	-	-	(92)
Net periodic benefit cost (income)	$100	$108	$6	$(79)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	$14	$(93)	$(51)	$(9)
Amortization of net (loss) gain	(32)	(36)	17	13
Amortization of prior service cost	-	-	-	92
Total recognized in other comprehensive (loss) income	$(18)	$(129)	$(34)	$96
Total recognized in net periodic benefit cost and other comprehensive (loss) income	$82	$(21)	$(28)	$17

The amounts in accumulated other comprehensive (loss) income that are expected to be recognized as components of net periodic benefit cost during 2017 are as follows (in thousands):

	Supplemental Retirement Plan	Other Postretirement Benefits
Net loss (gain)	$33	$(16)

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.     Employee Benefits Plans (continued)

The assumptions used to determine the plan’s financial status and postretirement benefit cost:

	Supplemental Retirement Plan		Other Postretirement Benefits
	2016	2015	2016	2015
Discount rate for funded status	3.55%	3.65%	3.20%	3.20%
Discount rate for benefit cost	3.65%	3.50%	3.20%	3.10%
Health care cost assumed trend rate for next year			6.00%	6.50%
Rate that the cost trend rate gradually declines to			5.50%	5.50%
Year that the rate reaches the rate it is assumed to remain at			2018	2018

An increase or decrease in the assumed health care cost trend rate of one percentage point in each future year would affect the accumulated postretirement benefit obligation at December 31, 2016 by approximately $50 and the annual postretirement benefit cost by approximately $2.

Estimated future benefit payments are as follows (in thousands):

	Supplemental Retirement Plan	Other Postretirement Benefits
Estimated net future benefit payments:
2017	$155	$88
2018	152	80
2019	148	76
2020	145	72
2021	141	67
2022 - 2026	645	259
Estimated contributions for 2017	$155	$88

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

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.         Discontinued Operations (continued)

Loss from discontinued operations, net of taxes, comprised the following (in thousands):

	2016	2015
Net sales	$-	$553
Cost of sales	-	772
Selling, general and administrative expenses	-	(144)
Other income	-	64
Loss from discontinued operations before income taxes	-	(11)
Income tax (benefit) expense	-	-
Loss from discontinued operations, net of taxes	$-	$(11)

Loss from discontinued operations included write-down of inventories and other assets, severance and other termination costs and operating losses related to final manufacturing production.

9.     Income for Continued Dumping and Subsidy Offset Act (CDSOA)

The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection (Customs) for imports covered by antidumping duty orders entering the United States through September 30, 2007 to qualified domestic producers.  In 2016 and 2015, we received $1.1 million and $5.3 million, respectively, in distributions of funds collected on antidumping duty orders entering the United States prior to September 2007. The distribution amount in 2015 included $4.9 million of distributions for 2012, 2013 and 2014 that were withheld by Customs until pending ligation had been exhausted.

10.     Commitments and Contingencies

Our leased facilities include warehouse and distribution space, showroom and office space and certain technology equipment.  These leases have varying terms up to ten years. Rental expenses charged to operations were $3.0 million and $2.9 million in 2016 and 2015, respectively.

At December 31, 2016, the future minimum lease payments for our current operating leases were as follows (in thousands):

Total
2017	$1,280
2018	1,374
2019	1,420
2020	1,308
2021	1,339
Thereafter	1,275
Total minimum lease payments	$7,996

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

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.     Quarterly Results of Operations (Unaudited)

	(in thousands, except per share data)
2016 Quarters:	First	Second	Third	Fourth
Net Sales	$11,683	$12,053	$11,036	$9,802
Gross profit	2,541	2,062	1,835	1,976
Net loss	$(1,485)	$(1,392)	$(2,080)	$(301)(1)

Net loss per share:
Basic	$(.10)	$(.10)	$(.15)	$(.02)
Diluted	$(.10)	$(.10)	$(.15)	$(.02)

2015 Quarters:	First	Second	Third	Fourth
Net Sales	$14,672	$15,133	$13,760	$13,799
Gross profit	2,983	3,839	3,410	3,453
Net income from continuing operations	2,773(1)	1,268(1)	391	919(1)
Net (loss) income from discontinued operations	(118)	35	74	(2)
Net income	$2,655(1)	$1,303(1)	$465	$917(1)
Basic earnings per share (2):
Net income from continuing operations	$.20	$.09	$.03	$.06
Net (loss) income from discontinued operations	(.01)	-	-	-
Net income	$.19	$.09	$.03	$.06
Diluted earnings per share (2):
Net income from continuing operations	$.19	$.09	$.03	$.06
Net (loss) income from discontinued operations	(.01)	-	-	-
Net income	$.18	$.09	$.03	$.06

(1)    Includes proceeds received from the Continued Dumping and Subsidy Offset Act, net of taxes, of $1.1 million in fourth quarter of 2016, $3.8 million in the first quarter of 2015, $1.1 million in the second quarter of 2015 and $407,000 in the fourth quarter of 2015.

(2)    The sum of individual quarterly net income per share may not agree to the total for the year due to each period’s computation being based on the weighted average number of common shares outstanding during each period.

STANLEY FURNITURE COMPANY, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For each of the Two Years in the Period Ended December 31, 2016

(in thousands)

Column A	Column B	Column C	Column D	Column E
Descriptions	Balance at Beginning of Period	Charged (Credited) to Costs & Expenses	Deductions	Balance at End of Period

2016
Doubtful receivables	$267	$91	$241(a)	$117
Discounts, returns, and allowances	137	18(b)	-	155
	$404	$109	$241	$272
Valuation allowance for deferred tax assets	$19,194	$-	$6,606	$12,588

2015
Doubtful receivables	$189	$93	$15(a)	$267
Discounts, returns, and allowances	186	(49)(b)	-	137
	$375	$44	$15	$404
Valuation allowance for deferred tax assets	$21,724	$-	$2,530	$19,194

(a) Uncollectible receivables written-off, net of recoveries. (b) Represents net increase (decrease) in the reserve.

S-1