Form 10-K/A
period 2016-12-31
STANLEY FURNITURE CO INC.
filed 2017-04-04
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A Amendment No. 1

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

EXPLANATORY NOTE

                We are filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”) on February 23, 2017 (“Form 10-K”).  The sole purpose of this Amendment is to correct an inadvertent error in the Extensible Business Reporting Language (“XBRL”) information filed on Exhibit 101 to the original Form 10-K.

                No changes have been made in this Amendment to modify or update the other disclosures presented in the Form 10-K.  This Amendment does not reflect events occurring after the filing of the Form 10-K or modify or update any disclosures in the Form 10-K that may be affected by such events.  This Amendment should be read in conjunction with the Form 10-K and our other filings with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANLEY FURNITURE COMPANY, INC.

April 4, 2017	By:	/s/Glenn Prillaman
Glenn Prillaman
President and Chief Executive Officer