Form 10-Q
period 2017-04-01
STANLEY FURNITURE CO INC.
filed 2017-04-18
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (X) No ( )

            Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes (X) No ( )

                Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act,:

Large accelerated filer ( )	Accelerated filer ( )
Non-accelerated filer ( )	Smaller reporting company (X)
(Do not check if a smaller reporting company)	Emerging growth company ( )

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ( )

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ( ) No (X)

As of April 14, 2017, 14,672,228 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANLEY FURNITURE COMPANY, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	April 1, 2017 (unaudited)
		December 31, 2016

ASSETS
Current assets:
Cash	$3,599	$4,212
Restricted cash	663	663
Accounts receivable, less allowances of $274 and $272 on each respective date	4,585	3,492
Finished goods inventory, net	20,160	22,951
Prepaid expenses and other current assets	579	729
Total current assets	29,586	32,047

Property, plant and equipment, net	1,561	1,606
Other assets	2,796	2,868
Total assets	$33,943	$36,521

LIABILITIES
Current liabilities:
Accounts payable	$3,936	$5,674
Accrued salaries, wages and benefits	1,278	1,371
Deferred revenue	868	759
Other accrued expenses	361	593
Total current liabilities	6,443	8,397

Deferred compensation	3,854	4,219
Supplemental retirement plan	1,701	1,724
Other long-term liabilities	2,341	2,199
Total liabilities	14,339	16,539

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 25,000,000 shares authorized, 14,672,228 and 14,730,805 shares issued and outstanding on each respective date	275	275
Capital in excess of par value	16,853	16,840
Retained earnings	4,713	5,129
Accumulated other comprehensive loss	(2,237)	(2,262)
Total stockholders’ equity	19,604	19,982
Total liabilities and stockholders’ equity	$33,943	$36,521

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three Months Ended

	April 1, 2017	April 2, 2016

Net sales	$11,190	$11,683

Cost of sales	8,953	9,142

Gross profit	2,237	2,541

Selling, general and administrative expenses	2,658	3,311

Operating loss	(421)	(770)

Other income, net	4	5
Interest expense, net	-	109

Loss from operations before income taxes	(417)	(874)

Income tax (benefit) expense	(1)	611

Net loss	$(416)	$(1,485)

Loss per share:
Basic	$(.03)	$(.10)
Diluted	$(.03)	$(.10)

Weighted average shares outstanding:
Basic	14,187	14,222
Diluted	14,187	14,222

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)

	Three Months Ended

	April 1, 2017	April 2, 2016

Net loss	$(416)	$(1,485)
Other comprehensive income:
Amortization of actuarial loss	25	23
Adjustments to net periodic postretirement benefit cost	25	23
Comprehensive loss	$(391)	$(1,462)

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016

Cash flows from operating activities:
Cash received from customers	$10,197	$12,261
Cash paid to suppliers and employees	(10,810)	(14,259)
Interest paid, net	-	(199)
Net cash used by operating activities	(613)	(2,197)

Cash flows from investing activities:
Proceeds from surrender of corporate-owned life insurance policies	-	28,139
Purchase of other assets	-	(14)
Net cash provided by investing activities	-	28,125

Cash flows from financing activities:
Payments on insurance policy loans	-	(5,495)
Repurchase and retirement of common stock	-	(1,012)
Stock purchase and retirement for tax withholdings on vesting of restricted awards	-	(14)
Net cash used by financing activities	-	(6,521)

Cash flows from discontinued operations:
Cash used by operating activities	-	(4)
Net cash used by discontinued operations	-	(4)

Net (decrease) increase in cash	(613)	19,403
Cash at beginning of period	4,212	6,497
Cash at end of period	$3,599	$25,900

Reconciliation of net loss to net cash used by operating activities:
Net loss	$(416)	$(1,485)
Depreciation and amortization	117	116
Stock-based compensation	13	130

Changes in assets and liabilities:
Accounts receivable	(1,093)	730
Inventories	2,791	46
Prepaid expenses and other assets	150	(20)
Accounts payable	(1,738)	(2,193)
Accrued salaries, wages and benefits	(64)	(171)
Other accrued expenses	(123)	544
Other long-term liabilities	(250)	106
Net cash used by operating activities	$(613)	$(2,197)

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

Recent Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07).  Currently, net benefit cost is reported as an employee cost within operating income (or capitalized into assets where appropriate).  The amendment requires the bifurcation of net benefit cost.  The service cost component will be presented with the other employee compensation costs in operating income (or capitalized in assets).  The other components will be reported separately outside of operations, and will not eligible for capitalization.  The amendment is effective for public entities for annual reporting period beginning after December 15, 2017.  Early adoption will be permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance.  The guidance is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost (including gains and losses on curtailments and settlements, and termination benefits paid through plans), and on a prospective basis for the capitalization of only the service cost component of net benefit cost.  Amounts capitalized into assets prior to the date of adoption should not be adjusted through a cumulative effect adjustment, but should continue to be recognized in the normal course, as for example, inventory is sold or fixed assets are depreciated.  The Company has no service cost component in its net benefit cost.  The impact of adopting this amendment will be the movement of approximately $330,000 of net benefit cost from within operating income to a separate expense outside of operations.

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

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.         Preparation of Interim Unaudited Consolidated Financial Statements (continued)

In February 2016, the FASB issued its final lease accounting standard, FASB Accounting Standard Codification ("ASC"), Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease).  The lease liability will be equal to the present value of lease payments and the right-of -use asset will be based on the lease liability, subject to adjustment such as for initial direct costs.  For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance.  For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840).  Our leases as of December 31, 2016, principally relate to real estate leases for corporate office, showrooms and warehousing.  The new standard will be effective for the first quarter of our fiscal year ending December 31, 2019. Early adoption is permitted. We are evaluating the effect that ASU 2016-02 by reviewing all long-term leases and determining the potential impact it will have on our consolidated financial statements and related disclosures.  The standard is to be applied under the modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).  The amendments in ASU 2016-09 simplify several aspects of the accounting for share-based payment transactions.  The new guidance requires that excess tax benefits (which represent the excess of actual tax benefits receive at the date of vesting or settlement over the benefits recognized over the vesting period or upon issuance of share-based payments) be recorded in the income statement as a reduction of income or income taxes when the awards vest or are settled.  The new guidance also requires excess tax benefits to be classified as an operating activity in the statement of cash flows rather than as a financing activity.   The adoption of these amendments in the first quarter of this year had no material impact on the Company’s financial statements.  The Company has elected to maintain its practice of estimating forfeitures when recognizing expense for share-based payment awards.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). The amendments in ASU 2015-11 require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. The amendments do not apply to LIFO or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (“FIFO”) or average cost.  The adoption of these amendments in the first quarter of this year had no material impact on the Company’s financial statements.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.         Preparation of Interim Unaudited Consolidated Financial Statements (continued)

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

2.         Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	April 1, 2017 (unaudited)
		December 31, 2016

Machinery and equipment	$2,675	$2,675
Leasehold improvements	1,833	1,833
Property, plant and equipment, at cost	4,508	4,508
Less accumulated depreciation	2,947	2,902
Property, plant and equipment, net	$1,561	$1,606

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

At April 1, 2017, and December 31, 2016, no borrowings were outstanding under this revolving credit facility.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

4.         Income Taxes

During the first three months of 2017, we recorded a non-cash charge to our valuation allowance of $139,000, increasing our valuation allowance against deferred tax assets to $12.7 million at April 1, 2017.  The primary assets covered by this valuation allowance are net operating losses, which are approximately $21.0 million at April 1, 2017.  In the prior year period, we utilized $23.4 million of our net operating loss carry-forwards against taxable income resulting primarily from our surrender of corporate-owned life insurance policies.  The premiums paid and the growth in surrender value of these policies were excludable from taxable income over the life of these policies when held until death of the covered lives, but this growth, net of premiums paid, became taxable when we surrendered the policies.  The aggregate impact of the surrender of these policies in the first quarter of last year was the creation of $24.0 million in taxable income.  The income tax in the current three month period was effectively $0 due to our net loss.  The income tax expense recognized during the prior year three month period was largely the result of federal alternative minimum tax which limits our ability to offset income generated during the period with net operating carry-forwards, and, to a lesser extent, the impact of surrendering these policies have on state income taxes.

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

Our effective tax rate for the current quarter was effectively 0% due to our net loss.  The effective tax rate in the prior year quarter was a negative 69.9%, driven by the impact of the alternative minimum tax and state related taxes on the surrender of corporate owned life insurance policies.  The major reconciling items between our effective income tax rate and the federal statutory rate are the change in our valuation allowance and, in the prior year period, the cash surrender value on life insurance policies.

5.         Employee Benefit Plans

Components of other postretirement benefit cost (in thousands):

	Three Months Ended
	April 1, 2017	April 2, 2016

Interest cost	$58	$64
Amortization of actuarial loss	25	23
Net periodic postretirement benefit cost	$83	$87

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

6.         Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding.  Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share.  Basic and diluted earnings per share are calculated using the following share data (in thousands):

	Three Months Ended
	April 1, 2017	April 2, 2016

Weighted average shares outstanding for basic calculation	14,187	14,222
Add: Effect of dilutive stock options	-	-
Weighted average shares outstanding, adjusted for diluted calculation	14,187	14,222

In both the current year three month period ended April 1, 2017 and prior year three month period ended April 2, 2017, the dilutive effect of stock options was not recognized since we had net losses.  Approximately 1.1 million shares and 1.2 million shares in 2017 and 2016, respectively, were issuable upon the exercise of stock options, which were not included in the diluted per share calculation because they were anti-dilutive.  Also, 485,000 shares and 628,000 shares in 2017 and 2016, respectively, of restricted stock were not included because they were anti-dilutive.

A reconciliation of the activity in Stockholders’ Equity accounts for the quarter ended April 1, 2017 is as follows (in thousands):

				Accumulated Other Comprehensive Loss
		Capital in Excess of Par Value
	Common Stock		Retained Earnings

Balance at December 31, 2016	$275	$16,840	$5,129	$(2,262)
Net loss	-	-	(416)	-
Stock-based compensation	-	13	-	-
Adjustment to net periodic benefit cost	-	-	-	25
Balance at April 1, 2017	$275	$16,853	$4,713	$(2,237)

7.         Corporate-owned Life Insurance Policies

            In January 2016, we made the decision to liquidate two of our twenty-seven corporate-owned life insurance policies with cash surrender value of $2.6 million. We used $2.5 million of the proceeds to pay down outstanding loans and accrued interest on corporate-owned life insurance policies, lowering our outstanding loan levels to $3.1 million. In March 2016, we made the decision to liquidate the remaining twenty-five life insurance policies with cash surrender value of $25.6 million. We received $22.4 million in proceeds on March 28, 2016, comprised of the cash surrender value net of $3.2 million in remaining outstanding loans and accrued interest. The decision to liquidate was made after continued review of the financial stability of Genworth Life Insurance Company at that time, the issuer of the policies.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Operations and results for the sequential three month period.  We have disclosed a comparison of our operating results on a sequential basis for the current quarter and plan do so throughout the current year because we believe that this information is meaningful as we begin to recover from sourcing issues inhibiting sales growth:

	Three Months Ended
	April 1, 2017	Dec 31, 2016	April 2, 2016

Net sales	100.0%	100.0%	100.0%
Cost of sales	80.0	79.9	78.3
Gross profit	20.0	20.1	21.7
Selling, general and administrative expenses	23.7	34.2	28.3
Operating loss	(3.7)	(14.1)	(6.6)
CDSOA income, net	-	11.3	-
Other income, net	-	.1	-
Interest expense, net	-	-	.9
Loss from operations before income taxes	(3.7)	(2.7)	(7.5)
Income tax (benefit) expense	-	.4	5.2
Net loss	(3.7)%	(3.1)%	(12.7)%

Three Months Ended April 1, 2017 Compared to Three Months Ended April 2, 2016

Net sales of $11.2 million for the three month period ended April 1, 2017, decreased $493,000, or 4.2%, compared to the 2016 three month period, primarily due to lower average selling prices and to a lesser extent, lower unit volume.  Lower average selling prices were the result of discounting to move older discontinued product, place floor sample discounts of new introductions which shipped later than expected due to sourcing issues and a successful President’s Day holiday promotion.  Lower unit volume was primarily a result of delays in shipping floor samples of new productions.  A majority of this new product should have already been on customers’ floors and generating resale activity.

Gross profit for the first three months of 2017 decreased to $2.2 million, or 20.0% of net sales, from $2.5 million, or 21.7% of net sales, for the comparable three months of 2016.  The decrease in gross profit and gross margin was driven by higher discounting for the reasons mentioned above.  Partially offsetting the higher discounting was a decrease in product costs, as some of our newer, more marketable product began shipping in the period.

Selling, general and administrative expenses decreased to $2.7 million, or 23.7% of net sales, for the three month period of 2017 from $3.3 million, or 28.3% of net sales, for the comparable three month period of 2016.  The decrease in spending is largely due to cost reduction actions taken at the beginning of the year to reduce our break-even level, lower stock compensation related expenses, lower legal and professional expenditures despite increased fees associated with an agreement with Hale Partnership and the strategic review process with Stephens Inc.  Lower bad debt expense also contributed to lower expenditures.  Partially offsetting these lower expenses were higher commission costs and not benefitting from the cash surrender value growth of corporate-owned life insurance policies that were liquidated in the first quarter of 2016.

As a result, operating loss as a percentage of net sales was 3.7% for the three-month period of 2017 compared to a loss of 6.6% for the comparable 2016 period.

We incurred no interest expense for the three month period ended April1, 2017.  Interest expense in the prior year three month period was composed of interest on loans against cash surrender value of insurance policies used to fund our legacy deferred compensation plan.  The elimination of this expense was due to surrendering these policies and paying off loans against the cash surrender value in the first quarter of 2016.

Our effective tax rate for the current year three month period is effectively 0% due to our net loss.  The effective tax rate for the prior year quarter was a negative 69.9%.  As indicated above, we surrendered our corporate-owned life insurance policies during the first quarter of 2016, which resulted in taxable income for the period.  The premiums paid and the growth in surrender value of these policies were excludable from taxable income over the life of these polices when held until death of the covered lives, but this growth, net of premiums paid, became taxable when we surrendered the policies.  The aggregate impact of the surrender of these policies in the first quarter of last year was the creation of $24.0 million in taxable income.  The income tax expense recognized was largely the result of federal alternative minimum tax which limits our ability to offset income generated during that period with net operating carry-forwards, and, to a lesser extent, the impact of the policy surrenders had on state income taxes.  The major reconciling items between our effective income tax rate and the federal statutory rate are the change in our valuation allowance and, in the prior year period, the cash surrender value on life insurance policies.

Three Months Ended April 1, 2017 Compared to Three Months Ended December 31, 2016

Net sales increased 14.2% for the three month period ended April 1, 2017, compared to Net sales of $9.8 million for the three month period ending December 31, 2016, primarily due to higher unit volume which was slightly offset by lower average selling prices.  Higher unit volume resulted from increased order rates for our newer, more marketable product introductions and servicing backlog on these product introductions which have been delayed by sourcing issues.  We expect to see more of this backlog for newer product introductions from prior years serviced in our second quarter of 2017.

Gross profit as a percentage of net sales remained consistent at 20% for the three month period ended April 1, 2017 compared to the three month period ending December 31, 2016.  Gross profit percentage would have improved over fourth quarter 2016 if not for the higher discounts related to late backlog fulfillment carried over from production delays in the prior year.

            Selling, general and administrative expenses decreased to $2.7 million, or 23.7% of net sales, for the first three months of 2017 compared to $3.4 million, or 34.2% for the last three month period of 2016.  The decrease in expenses was mainly from cost reductions implemented in the first quarter of 2017, lower legal and professional fees, despite fees mentioned above, and lower stock compensation expense.

            As a result, operating loss as a percentage of net sales for the first quarter was 3.7% compared to an operating loss of 14.1% for the fourth quarter of 2016.

During the fourth quarter of 2016, we received $1.1 million in funds under the CDSOA.

Financial Condition, Liquidity and Capital Resources

            Sources of liquidity include cash on hand, the revolving credit facility and cash generated from operations. While we believe that our business strategy will be successful, we cannot predict with certainty the ultimate impact on our revenues, operating costs and cash flow from operations.  We expect cash on hand to be adequate for ongoing operational and capital expenditures over the next twelve months.  At April 1, 2017, we had $3.6 million in cash and $663,000 in restricted cash.

Working capital, excluding cash and restricted cash, increased slightly to $18.9 million on April 1, 2017 from $18.8 million on December 31, 2016.  The increase was primarily the result of a decrease in accounts payable tied to lower in-transit inventory at the end of the period and an increase in accounts receivable due to higher shipments in the period compared to the fourth quarter of 2016.  Mostly offsetting these increases in working capital was a reduction in inventory as we increased our sales of discontinued product and began shipping newer introductions as we received the balance of product needed to complete these orders that were in backlog at year end.

Cash used by operations was $613,000 in the current quarter of 2017 compared to $2.2 million in the prior year quarter. The improvement in cash used by operations is largely the result of improved operating results in the current quarter compared to the comparable prior quarter and having no interest payments in the current quarter due to our decision to liquidate corporate-owned life insurance policies in the first quarter of last year and paying off all related loans in that period. The current quarter and prior year quarter includes approximately $450,000 in annual payments to participants in our legacy deferred compensation plan.

No investing activities occurred in the first quarter of 2017. Cash generated from investing activities in the first quarter of 2016 was due to $28.1 million in proceeds from the surrender of corporate-owned life insurance policies.

No financing activities occurred in the first quarter of 2017. Net cash used by financing activities in the first quarter of 2016 was $6.5 million.  During the first quarter of 2016, we used $5.5 million to pay off the remaining outstanding life insurance policy loans in conjunction with our decision to surrender corporate-owned life insurance policies and $1.0 million for the repurchase and retirement of 400,000 shares of our common stock.

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

In November 2016, Customs distributed $3.3 million in collected duties that were available for distribution in 2015 and 2016, respectively. Our portion of these distributions was $1.1 million, representing 33.5% of the balance available for distribution in 2016. As of October 1, 2016, Customs reported that approximately $1.4 million in cash deposits or other security paid at the time of import on subject entries remains in a clearing account, which potentially may become available for distribution under the CDSOA to eligible domestic manufacturers in connection with the case involving bedroom furniture imported from China. The final amounts available for distribution may be higher or lower than the preliminary amounts reported in the clearing account due to liquidations, reliquidations, protests, and other events affecting entries. Assuming that our percentage allocation in the future is the same as it was for the 2016 distribution (approximately 33.5% of the funds distributed) and that the $1.4 million in cash deposits ultimately is collected by the government, we could receive approximately $460,000 in CDSOA funds at some point in the future.

Due to the uncertainty of the administrative processes, we cannot provide assurances as to future amounts of additional CDSOA funds that ultimately will be received, if any, and we cannot predict when we may receive any additional CDSOA funds.

New Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07). Currently, net benefit cost is reported as an employee cost within operating income (or capitalized into assets where appropriate).  The amendment requires the bifurcation of net benefit cost. The service cost component will be presented with the other employee compensation costs in operating income (or capitalized in assets). The other components will be reported separately outside of operations, and will not eligible for capitalization. The amendment is effective for public entities for annual reporting period beginning after December 15, 2017. Early adoption will be permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. The guidance is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost (including gains and losses on curtailments and settlements, and termination benefits paid through plans), and on a prospective basis for the capitalization of only the service cost component of net benefit cost.  Amounts capitalized into assets prior to the date of adoption should not be adjusted through a cumulative effect adjustment, but should continue to be recognized in the normal course, as for example, inventory is sold or fixed assets are depreciated. The Company has no service cost component in its net benefit cost.  The impact of adopting this amendment will be the movement of approximately $330,000 of net benefit cost from within operating income to a separate expense outside of operations.

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

In February 2016, the FASB issued its final lease accounting standard, FASB Accounting Standard Codification ("ASC"), Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease).  The lease liability will be equal to the present value of lease payments and the right-of -use asset will be based on the lease liability, subject to adjustment such as for initial direct costs.  For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance.  For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840).  Our leases as of December 31, 2016, principally relate to real estate leases for corporate office, showrooms and warehousing.  The new standard will be effective for the first quarter of our fiscal year ending December 31, 2019. Early adoption is permitted. We are evaluating the effect that ASU 2016-02 by reviewing all long-term leases and determining the potential impact it will have on our consolidated financial statements and related disclosures. The standard is to be applied under the modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).  The amendments in ASU 2016-09 simplify several aspects of the accounting for share-based payment transactions.  The new guidance requires that excess tax benefits (which represent the excess of actual tax benefits receive at the date of vesting or settlement over the benefits recognized over the vesting period or upon issuance of share-based payments) be recorded in the income statement as a reduction of income or income taxes when the awards vest or are settled.  The new guidance also requires excess tax benefits to be classified as an operating activity in the statement of cash flows rather than as a financing activity.   The adoption of these amendments in the first quarter of this year had no material impact on the Company’s financial statements.  The Company has elected to maintain its practice of estimating forfeitures when recognizing expense for share-based payment awards.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). The amendments in ASU 2015-11 require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. The amendments do not apply to LIFO or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (“FIFO”) or average cost.  The adoption of these amendments in the first quarter of this year had no material impact on the Company’s financial statements.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2016 Annual Report on Form 10-K.

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

4.1

Amendment No. 1, dated as of January 30, 2017, to the Rights Agreement, dated as of December 5, 2016, between Stanley Furniture Company, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed January 30, 2017).

10.1

Agreement, dated as of January 30, 2017, by and among Stanley Furniture Company, Inc. and the entities and natural persons listed on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed January 30, 2017).

10.2

Amendment No. 1, dated as of January 30, 2017, to the Agreement, dated as of January 7, 2016, by and among Stanley Furniture Company, Inc. and the entities and natural persons listed on Exhibit A thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed January 30, 2017).

10.3	Amendment No. 1, dated February 24, 2017, to the Credit Agreement, dated as of October 25, 2016, by and between Stanley Furniture Company, Inc. and Wells Fargo Bank, National Association. (1)

31.1	Certification by Glenn Prillaman, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification by Anita W. Wimmer, our Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Glenn Prillaman, our Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Anita W. Wimmer, our Principal Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2017, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) condensed consolidated statements of comprehensive (loss) income, (iv) condensed consolidated statements of cash flows, (v) the notes to the consolidated financial statements, and (vi) document and entity information.(1)

(1)           Filed herewith

SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 18, 2017	STANLEY FURNITURE COMPANY, INC.
	By:	/s/ Anita W. Wimmer
Anita W. Wimmer
Principal Financial and Accounting Officer