Form 10-Q
period 2017-07-01
STANLEY FURNITURE CO INC.
filed 2017-07-25
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

or

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

Large accelerated filer ( )   Accelerated filer ( )   Non-accelerated filer ( )   (Do not check if a smaller reporting company)   Smaller reporting company (X)   Emerging growth company ( )

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ( ) No (x)

As of July 21, 2017, 15,083,331 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 1,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash	$4,532	$4,212
Restricted cash	631	663
Accounts receivable, less allowances of $227 and $272, on each respective date	4,561	3,492
Finished goods inventory, net	20,930	22,951
Prepaid expenses and other current assets	851	729
Total current assets	31,505	32,047

Property, plant and equipment, net	1,521	1,606
Other assets	2,740	2,868
Total assets	$35,766	$36,521

LIABILITIES
Current liabilities:
Accounts payable	$5,687	$5,674
Accrued salaries, wages and benefits	1,481	1,371
Deferred revenue	827	759
Other accrued expenses	654	593
Total current liabilities	8,649	8,397

Deferred compensation	3,891	4,219
Supplemental retirement plan	1,678	1,724
Other long-term liabilities	1,850	2,199
Total liabilities	16,068	16,539

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 25,000,000 shares authorized, 14,681,284 and 14,730,805 shares issued and outstanding on each respective date	275	275
Capital in excess of par value	16,774	16,840
Retained earnings	4,861	5,129
Accumulated other comprehensive loss	(2,212)	(2,262)
Total stockholders’ equity	19,698	19,982
Total liabilities and stockholders’ equity	$35,766	$36,521

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months		Six Months
	Ended		Ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2016

Net sales	$11,615	$12,053	$22,805	$23,736

Cost of sales	8,883	9,991	17,836	19,133

Gross profit	2,732	2,062	4,969	4,603

Selling, general, and administrative expenses	2,738	3,508	5,396	6,819

Operating loss	(6)	(1,446)	(427)	(2,216)

Other income, net	18	6	22	11
Interest expense, net	-	-	-	109

Income (loss) from operations before taxes	12	(1,440)	(405)	(2,314)

Income tax (benefit) expense	(2)	(48)	(3)	563

Net income (loss)	$14	$(1,392)	$(402)	$(2,877)

Net income (loss) per share:
Basic	$-	$(.10)	$(.03)	$(.20)
Diluted	$-	(.10)	$(.03)	$(.20)

Weighted average shares outstanding:
Basic	14,203	14,083	14,196	14,164
Diluted	14,203	14,083	14,196	14,164

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months		Six Months
	Ended		Ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2016

Net income (loss)	$14	$(1,392)	$(402)	$(2,877)
Other comprehensive income:
Amortization of actuarial loss	25	24	50	47
Adjustments to net periodic benefit cost	25	24	50	47
Comprehensive income (loss)	$39	$(1,368)	$(352)	$(2,830)

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 1,	July 2,
	2017	2016
Cash flows from operating activities:
Cash received from customers	$21,801	$25,087
Cash paid to suppliers and employees	(21,453)	(26,028)
Interest paid, net	-	(199)
Income taxes paid	(26)	(262)
Net cash provided (used) by operating activities	322	(1,402)

Cash flows from investing activities:
Proceeds from surrender of corporate-owned life insurance policies	-	28,139
Purchase of other assets	-	(14)
Decrease in restricted cash	32	-
Proceeds from sale of property, plant and equipment	25	-
Purchase of property, plant and equipment	(10)	-
Net cash provided by investing activities	47	28,125

Cash flows from financing activities:
Payment of dividends	(49)	-
Payments on insurance policy loans	-	(5,495)
Repurchase and retirement of common stock	-	(1,012)
Stock purchase and retirement for tax withholdings on vesting of restricted awards	-	(14)
Net cash used by financing activities	(49)	(6,521)

Cash flows from discontinued operations:
Cash used by operating activities	-	(7)
Net cash used by discontinued operations	-	(7)

Net increase in cash	320	20,195
Cash at beginning of period	4,212	6,497
Cash at end of period	$4,532	$26,692

Reconciliation of net loss to net cash provided (used) by operating activities:
Net loss	$(402)	$(2,877)
Depreciation and amortization	229	234
Stock-based compensation	(66)	117
Gain on sale of property, plant and equipment	(16)	-

Changes in assets and liabilities:
Accounts receivable	(1,069)	1,318
Inventories	2,021	(268)
Prepaid expenses and other assets	(137)	(93)
Accounts payable	13	(31)
Accrued salaries, wages and benefits	161	77
Other accrued expenses	319	649
Other long-term liabilities	(731)	(528)
Net cash provided (used) by operating activities	$322	$(1,402)

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

Recent Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07). Currently, net benefit cost is reported as an employee cost within operating income (or capitalized into assets where appropriate). The amendment requires the bifurcation of net benefit cost. The service cost component will be presented with the other employee compensation costs in operating income (or capitalized in assets). The other components will be reported separately outside of operations, and will not be eligible for capitalization. The amendment is effective for public entities for annual reporting periods beginning after December 15, 2017. Early adoption will be permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. The guidance is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost (including gains and losses on curtailments and settlements, and termination benefits paid through plans), and on a prospective basis for the capitalization of only the service cost component of net benefit cost. Amounts capitalized into assets prior to the date of adoption should not be adjusted through a cumulative effect adjustment, but should continue to be recognized in the normal course, as for example, inventory is sold or fixed assets are depreciated. The Company has no service cost component in its net benefit cost. The impact of adopting this amendment will be the movement of approximately $330,000 of net benefit cost from within operating income to a separate expense outside of operations.

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

In February 2016, the FASB issued its final lease accounting standard, FASB Accounting Standard Codification ("ASC"), Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). Our leases as of July 1, 2017, principally relate to real estate leases for corporate office, showrooms and warehousing.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Preparation of Interim Unaudited Consolidated Financial Statements (continued)

The new standard will be effective for the first quarter of our fiscal year ending December 31, 2019. Early adoption is permitted. We are evaluating the effect that ASU 2016-02 will have on the consolidated financial statements and related disclosures by reviewing all long-term leases and determining the potential impact. The standard is to be applied under the modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented.

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

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2.	Property, Plant and Equipment

	(in thousands)
	July 1,	December 31,
	2017	2016
Machinery and equipment	$2,620	$2,675
Leasehold improvements	1,842	1,833
Property, plant and equipment, at cost	4,462	4,508
Less accumulated depreciation	2,941	2,902
Property, plant and equipment, net	$1,521	$1,606

3.	Debt

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

At July 1, 2017, and December 31, 2016, no borrowings were outstanding under this revolving credit facility.

4.	Income taxes

During the first six months of 2017, we recorded a non-cash charge to our valuation allowance of $121,000, increasing our valuation allowance against deferred tax assets to $12.7 million at July 1, 2017. The primary assets covered by this valuation allowance are net operating losses, which are approximately $20.9 million at July 1, 2017. In the prior year six months, we utilized $21.7 million of our net operating loss carry-forward against taxable income resulting primarily from our surrender of corporate-owned life insurance policies. The premiums paid and the growth in surrender value of these policies were excludable from taxable income over the life of these policies when held until death of the covered lives, but this growth, net of premiums paid, became taxable when we surrendered the policies. The aggregate impact of the surrender of these policies in the first quarter of last year was the creation of $24.0 million in taxable income. The income tax in the current three and six month periods was effectively $0 due to our net loss. In the prior year, the income tax expense associated with the surrender of the corporate-owned life insurance policies was recognized in full during the prior year first quarter and was largely the result of federal alternative minimum tax which limits our ability to offset income generated during the period with net operating carry-forwards, and, to a lesser extent, the impact of surrendering these policies have on state income taxes. Therefore, the income tax benefit recognized during the prior year three month period was the result of normal operating losses incurred during the period. Those losses ultimately offset the income recognized in the first three months, which lowered the impact of the federal alternative minimum tax and state income taxes. The income tax expense recognized during the prior year six month period was the result of federal alternative minimum tax and, to a lesser extent, the impact of surrendering these policies have on state income taxes.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.	Income taxes (continued)

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

Our effective tax rate for the current three and six month periods was effectively 0% due to our net loss for the first six months of the year. The effective tax rate in the prior year three and six month periods were 3.3% and negative 24.3%, respectively, driven by the impact of the alternative minimum tax and state related taxes on the surrender of corporate owned life insurance policies. The major reconciling items between our effective income tax rate and the federal statutory rate are the change in our valuation allowance and, in the prior year period, the cash surrender value on life insurance policies.

5.	Employee Benefit Plans

Components of other postretirement benefit cost (in thousands):

	Three Months		Six Months
	Ended		Ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2016
Interest cost	$59	$63	$117	$127
Amortization of actuarial loss	25	24	50	47
Net periodic postretirement benefit cost	$84	$87	$167	$174

6.	Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (in thousands):

	Three Months		Six Months
	Ended		Ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2016
Weighted average shares outstanding for basic calculation	14,203	14,083	14,196	14,164
Add: Effect of dilutive stock awards	-	-	-	-
Weighted average shares outstanding, adjusted for diluted calculation	14,203	14,083	14,196	14,164

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

6.	Stockholders’ Equity (continued)

In the three month period ending July 1, 2017, we had no dilutive effect from equity awards. In the six month period ending July 1, 2017 and the three and six month periods ended July 2, 2016, the dilutive effect of equity awards was not recognized since we had a net loss. Approximately 993,000 shares in the three and six month periods of 2017 were issuable upon the exercise of stock options. These were not included in the diluted per share calculation because they were anti-dilutive. Also, 462,000 shares in 2017 of restricted stock were not included because they were anti-dilutive. In the three and six month periods ended July 2, 2016, approximately 1.2 million of stock options were excluded from the diluted per share calculation as they would be anti-dilutive. In addition, 638,000 shares in 2016 of restricted stock were not included because they were anti-dilutive.

A reconciliation of the activity in stockholders’ equity accounts for the quarter ended July 1, 2017 is as follows (in thousands):

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Earnings	Loss
Balance at December 31, 2016	$275	$16,840	$5,129	$(2,262)
Net loss	-	-	(402)	-
Dividend payable adjustment due to restricted share forfeitures	-	-	134	-
Stock-based compensation	-	(66)	-	-
Adjustment to net periodic benefit cost	-	-	-	50
Balance at July 1, 2017	$275	$16,774	$4,861	$(2,212)

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended July 1, 2017 compared to Three Months Ended April 1, 2017 and December 31, 2016

The following table sets forth the percentage relationship to net sales of certain items included in the consolidated statements of operations and results for the sequential three month periods. We have disclosed a quarterly comparison of our operating results on a sequential basis and plan to continue throughout the current year because we believe that this information is meaningful as we begin to recover from sourcing issues inhibiting sales growth:

	Three Months Ended
	July 1,	April 1,	Dec 31,
	2017	2017	2016
Net sales	100.0%	100.0%	100.0%
Cost of sales	76.5	80.0	79.9
Gross profit	23.5	20.0	20.1
Selling, general and administrative expenses	23.6	23.7	34.2
Operating loss	(.1)	(3.7)	(14.1)
CDSOA income	-	-	11.3
Other income, net	.2	-	.1
Income (loss) from operations before income taxes	.1	(3.7)	(2.7)
Income tax expense	-	-	.4
Net income (loss)	.1%	(3.7)%	(3.1)%

Net sales of $11.6 million for the three month period ended July 1, 2017, increased 3.8% from $11.2 million and 18.5% from $9.8 million compared to the three month periods ending April 1, 2017 and December 31, 2016, respectively. Net sales increased compared to the sequential first quarter of 2017 due primarily to higher average selling prices resulting from lower discounting. Unit volumes for these comparable periods were essentially flat. Compared to the sequential quarter ending December 31, 2016, net sales increased primarily due to higher unit volume resulting from servicing backlog on product introductions which have been delayed by sourcing issues in the prior year.

Gross profit as a percentage of net sales for the second quarter of 2017 improved to 23.5% from 20.0% and 20.1% in the first quarter of 2017 and the fourth quarter of 2016, respectively. Gross profit percentage improved over the prior two sequential periods primarily due to lower discounting and improved fixed overhead absorption from increased sales.

Selling, general and administrative expense for the second quarter was $2.7 million, essentially flat with the first quarter of 2017 and down 18% compared to $3.4 million in the fourth quarter of 2016. Compared to the first quarter of 2017, second quarter salaries increased due to the restoration of salaries retroactive to the beginning of the year through make whole payments for associates who had taken salary reductions during the first half of 2017 to assist the company’s profitability. Offsetting this increase was a decrease in equity compensation expense for performance awards and separated associates. Compared to the sequential fourth quarter of 2016, selling, general and administrative expenses in the second quarter of 2017 declined mostly due to cost reductions implemented early in 2017 and lower equity compensation expense.

As a result, operating results were essentially breakeven compared to an operating loss as a percentage of net sales of 3.7% for the sequential period ending April 1, 2017 and 14.1% for the sequential period ending December 31, 2016, respectively.

During the fourth quarter of 2016, we received $1.1 million in funds under the CDSOA. No CDSOA proceeds have been received in the 2017 periods.

Three and Six Months Ended July 1, 2017 compared to Three Months and Six Months Ended July 2, 2016

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.5	82.9	78.2	80.6
Gross profit	23.5	17.1	21.8	19.4
Selling, general and administrative expenses	23.6	29.1	23.7	28.7
Operating loss	(.1)	(12.0)	(1.9)	(9.3)
Other income, net	.2	-	.1	.1
Interest expense, net	-	-	-	.5
Income (loss) from operations before income taxes	.1	(12.0)	(1.8)	(9.7)
Income tax (benefit) expense	-	(.4)	-	2.4
Net income (loss)	.1%	(11.6)%	(1.8)%	(12.1)%

Net sales of $11.6 million for the three month period ended July 1, 2017, decreased 3.6%, compared to the 2016 three month period. For the six month period ended July 1, 2017, net sales decreased 3.9%, from the comparable 2016 period. The decrease in both periods was due to lower unit volume, partially offset by higher average selling prices. Higher average selling prices are the result of aggressive discounting in the prior year periods to move older discontinued product and also to generate inline product orders until newer more marketable product was received.

Gross profit for the current three month period improved to $2.7 million, or 23.5% of net sales, from $2.1 million, or 17.1% of net sales, for the comparable three months of 2016. Gross profit for the current six month period improved to $5.0 million, or 21.8% of net sales, from $4.6 million, or 19.4% of net sales, for the comparable six months of 2016. The increase in gross profit margins in both the three and six month periods was driven by lower sales discounting and an improved product mix as we began shipping our more marketable product.

Selling, general and administrative expenses for the three and six month periods of 2017 were $2.7 million and $5.4 million, or 23.6% and 23.7% of net sales, respectively, compared to $3.5 million and $6.8 million, or 29.1% and 28.7% of net sales, in the comparable 2016 periods. Expenditures for the current three and six month periods declined due primarily to cost reduction actions taken at the beginning of the year to reduce our break-even level and, to a lesser extent, lower equity compensation expenses for performance awards and separated associates. Partially offsetting these lower expenses were higher commission costs and no benefit in the six month period of 2017 from the cash surrender value growth of corporate-owned life insurance policies that were liquidated in the first quarter of 2016.

As a result, operating results as a percentage of net sales were essentially breakeven for the current three month period compared to an operating loss of 12.0% of net sales in the prior three month period. An operating loss of 1.9% of net sales for the current six month period compared to a loss 9.3% of net sales in the prior year six month period.

Interest expense for the six month period of 2016 included $109,000 interest on loans against cash surrender value of insurance policies used to fund our legacy deferred compensation plan. The elimination of this expense was due to surrendering these policies and paying off loans against the cash surrender value in the first quarter of 2016.

Our effective tax rate for the current three and six month periods was minimal due to essentially no income before taxes. The effective tax rate in the prior year three and six month periods were a benefit of 3.3% and an expense of 24.3%, respectively. As indicated above, we surrendered our corporate-owned life insurance policies during the first quarter of 2016, which resulted in taxable income for the period. The premiums paid and the growth in surrender value of these policies were excludable from taxable income over the life of these polices when held until death of the covered lives, but this growth, net of premiums paid, became taxable when we surrendered the policies. The aggregate impact of the surrender of these policies in the first quarter of last year was the creation of $24.0 million in taxable income which was recognized in the prior year first quarter. The income tax expense recognized during the six month period of 2016 was largely the result of federal alternative minimum tax which limits our ability to offset income generated during that period with net operating carry-forwards, and, to a lesser extent, the impact of no state income taxes on the income from the policy surrendered. The major reconciling items between our effective income tax rate and the federal statutory rate are the change in our valuation allowance and, in the prior year periods, the cash surrender value on life insurance policies.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand, cash generated from operations and the revolving credit facility. While we believe that our business strategy will be successful, we cannot predict with certainty the ultimate impact on our revenues, operating costs and cash flow from operations. We expect cash on hand and borrowings under the revolving credit facility to be adequate for ongoing operational and capital expenditures for the next twelve months. At July 1, 2017, we had $4.5 million in cash and $631,000 in restricted cash.

Working capital, excluding cash and restricted cash, decreased to $17.7 million at July 1, 2017 from $18.8 million on December 31, 2016. The decrease was primarily the result of a $2.0 million decrease in inventories as we continued to decrease our discontinued inventory and began shipping newer introductions that had been previously delayed by our sourcing vendors. Partially offsetting this decline was an increase of $1.1 million in accounts receivable due to higher shipments in the latter part of the quarter. The remaining decline in net working capital was due to a $252,000 increase in current liabilities.

Cash generated from operations was $322,000 in the current six months of 2017 compared to cash used by operations of $1.4 million in the comparable prior year period. The improved cash flow during the current period was primarily due to cost cutting initiatives, a reduction in working capital, a decrease in tax payments and the elimination of interest payments since first quarter of 2016 with the liquidation of corporate-owned life insurance policies and paying off all related loans. The current period and the prior year period include approximately $450,000 in annual payments to participants in our legacy deferred compensation plan.

Cash generated from investing activities in the first six months of 2017 included proceeds from sale of property, plant and equipment and the reduction in restricted cash, partially offset by a miscellaneous purchase of property, plant and equipment. In the prior year period, cash generated from investing activities consisted of $28.1 million in proceeds from the surrender of corporate-owned life insurance policies.

In the first six months of 2017, $49,000 of cash was used by financing activities to pay dividends on restricted stock that vested during the period. Net cash used by financing activities in the prior year six months was $6.5 million and consisted of $5.5 million to pay off the remaining outstanding life insurance policy loans in conjunction with our decision to surrender these corporate-owned life insurance policies and $1.0 million for the repurchase and retirement of 400,000 shares of our common stock.

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

In November 2016, Customs distributed $3.3 million in collected duties that were available for distribution in 2016. Our portion of this distribution was $1.1 million, representing 33.5% of the balance available for distribution in 2016. As of April 30, 2017, Customs preliminary reported that approximately $1.1 million is potentially available for distribution under the CDSOA during the fourth quarter of calendar year 2017 to eligible domestic manufacturers in connection with the case involving bedroom furniture imported from China. The final amounts available for distribution may be higher or lower than the preliminary amounts reported due to liquidations, reliquidations, protests, and other events affecting entries that may take place before the end of the government’s fiscal year. Assuming that our percentage allocation in 2017 is the same as it was for the 2016 distribution (approximately 33.5% of the funds distributed) and that the $1.1 million collected by the government as of April 30, 2017 does not change, we could receive approximately $369,000 in CDSOA funds in the fourth quarter of 2017.

Due to the uncertainty of the administrative processes, we cannot provide assurances as to future amounts of additional CDSOA funds that ultimately will be received, if any, and we cannot predict when we may receive any additional CDSOA funds.

New Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07). Currently, net benefit cost is reported as an employee cost within operating income (or capitalized into assets where appropriate). The amendment requires the bifurcation of net benefit cost. The service cost component will be presented with the other employee compensation costs in operating income (or capitalized in assets). The other components will be reported separately outside of operations, and will not be eligible for capitalization. The amendment is effective for public entities for annual reporting periods beginning after December 15, 2017. Early adoption will be permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. The guidance is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost (including gains and losses on curtailments and settlements, and termination benefits paid through plans), and on a prospective basis for the capitalization of only the service cost component of net benefit cost. Amounts capitalized into assets prior to the date of adoption should not be adjusted through a cumulative effect adjustment, but should continue to be recognized in the normal course, as for example, inventory is sold or fixed assets are depreciated. The Company has no service cost component in its net benefit cost. The impact of adopting this amendment will be the movement of approximately $330,000 of net benefit cost from within operating income to a separate expense outside of operations.

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

In February 2016, the FASB issued its final lease accounting standard, FASB Accounting Standard Codification ("ASC"), Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of -use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). Our leases as of July 1, 2017, principally relate to real estate leases for corporate office, showrooms and warehousing. The new standard will be effective for the first quarter of our fiscal year ending December 31, 2019. Early adoption is permitted. We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and disclosures by reviewing all long-term leases and determining the potential impact. The standard is to be applied under the modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented.

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

Part II. OTHER INFORMATION

Item 5.   Other Information

As disclosed in our proxy statement for our 2017 annual meeting of stockholders, Solas Capital Management, LLC (“Solas”) submitted an exemption request to our board requesting an exemption from the provisions of our Rights Agreement to purchase an additional 16.9% of our common stock.  In response to this exemption request, our board granted Solas an exemption to purchase up to an additional 8% of our common stock (which if acquired by Solas would not have caused Solas to exceed the 25% ownership level triggering an event of default under our credit facility).  Our board authorized management to pursue a waiver of the ownership event of default under our credit facility and granted the full exemption requested by Solas, after receiving that waiver and an updated analysis of changes in our stock ownership indicating that the additional requested acquisition by Solas would not create a significant risk of material adverse tax consequences to us.

In June 2016, we announced that our Board of Directors had engaged Stephens, Inc. as financial advisor in connection with the consideration of potential strategic and capital allocation opportunities.   The engagement of Stephens, Inc. expired in June 2017.  While the Board and management are focused on implementing the company’s business plan, the Board remains committed to maximizing long-term value for the company’s stockholders and will continue to evaluate strategic alternatives.

ITEM 6.  Exhibits

3.1

Restated Certificate of Incorporation of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended July 2, 2005).

3.2	By-laws of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed December 17, 2015).

31.1	Certification by Glenn Prillaman, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification by Anita W. Wimmer, our Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Glenn Prillaman, our Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Anita W. Wimmer, our Principal Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

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

Date: July 25, 2017	STANLEY FURNITURE COMPANY, INC.
By: /s/ Anita W. Wimmer
Anita W. Wimmer
Principal Financial and Accounting Officer