Form 10-Q
period 2017-09-30
STANLEY FURNITURE CO INC.
filed 2017-11-13
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (X) No ( )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes (X) No ( )

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of November 4, 2017, 15,083,331 shares of common stock of Stanley Furniture Company, Inc., par value $.02 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash	$1,236	$4,212
Restricted cash	631	663
Accounts receivable, less allowances of $199 and $272, on each respective date	3,865	3,492
Finished goods inventory, net	25,381	22,951
Prepaid expenses and other current assets	806	729
Total current assets	31,919	32,047

Property, plant and equipment, net	1,479	1,606
Other assets	2,665	2,868
Total assets	$36,063	$36,521

LIABILITIES
Current liabilities:
Accounts payable	$6,609	$5,674
Accrued salaries, wages and benefits	1,102	1,371
Deferred revenue	623	759
Other accrued expenses	678	593
Total current liabilities	9,012	8,397

Deferred compensation	3,928	4,219
Supplemental retirement plan	1,655	1,724
Other long-term liabilities	2,001	2,199
Total liabilities	16,596	16,539

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 25,000,000 shares authorized, 15,083,331 and 14,730,805 shares issued and outstanding on each respective date	275	275
Capital in excess of par value	16,817	16,840
Retained earnings	4,556	5,129
Accumulated other comprehensive loss	(2,181)	(2,262)
Total stockholders’ equity	19,467	19,982
Total liabilities and stockholders’ equity	$36,063	$36,521

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per share data)

(unaudited)

	Three Months		Nine Months
	Ended		Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
	2017	2016	2017	2016

Net sales	$10,427	$11,036	$33,231	$34,772

Cost of sales	8,094	9,201	25,929	28,334

Gross profit	2,333	1,835	7,302	6,438

Selling, general, and administrative expenses	2,673	3,807	8,069	10,626

Operating loss	(340)	(1,972)	(767)	(4,188)

Other income, net	3	5	25	16
Interest (income) expense, net	-	(6)	-	103

Loss from operations before taxes	(337)	(1,961)	(742)	(4,275)

Income tax (benefit) expense	(32)	119	(35)	682

Net loss	$(305)	$(2,080)	$(707)	$(4,957)

Net loss per share:
Basic	$(.02)	$(.15)	$(.05)	$(.35)
Diluted	$(.02)	$(.15)	$(.05)	$(.35)

Weighted average shares outstanding:
Basic	14,220	14,094	14,203	14,143
Diluted	14,220	14,094	14,203	14,143

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months		Nine Months
	Ended		Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
	2017	2016	2017	2016

Net loss	$(305)	$(2,080)	$(707)	$(4,957)
Other comprehensive loss:
Amortization of actuarial loss	30	24	81	71
Adjustments to net periodic benefit cost	30	24	81	71
Comprehensive loss	$(275)	$(2,056)	$(626)	$(4,886)

The accompanying notes are an integral part of the consolidated financial statements.

STANLEY FURNITURE COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	Sept. 30,	Oct. 1,
	2017	2016
Cash flows from operating activities:
Cash received from customers	$32,711	$36,818
Cash paid to suppliers and employees	(35,659)	(39,389)
Interest paid, net	-	(193)
Income taxes paid	(26)	(415)
Net cash used by operating activities	(2,974)	(3,179)

Cash flows from investing activities:
Proceeds from surrender of corporate-owned life insurance policies	-	28,139
Purchase of other assets	-	(14)
Decrease in restricted cash	32	-
Proceeds from sale of property, plant and equipment	25	-
Purchase of property, plant and equipment	(10)	-
Net cash provided by investing activities	47	28,125

Cash flows from financing activities:
Payment of dividends	(49)	(17,618)
Payments on insurance policy loans	-	(5,495)
Repurchase and retirement of common stock	-	(1,012)
Stock purchase and retirement for tax withholdings on vesting of restricted awards	-	(14)
Net cash used by financing activities	(49)	(24,139)

Cash flows from discontinued operations:
Cash used by operating activities	-	(11)
Net cash used by discontinued operations	-	(11)

Net (decrease) increase in cash	(2,976)	796
Cash at beginning of period	4,212	6,497
Cash at end of period	$1,236	$7,293

Reconciliation of net loss to net cash used by operating activities:
Net loss	$(707)	$(4,957)
Depreciation and amortization	346	350
Stock-based compensation	(23)	218
Gain on sale of property, plant and equipment	(16)	-

Changes in assets and liabilities:
Accounts receivable	(373)	1,783
Inventories	(2,430)	(415)
Prepaid expenses and other assets	(92)	50
Accounts payable	935	(564)
Accrued salaries, wages and benefits	(176)	157
Other accrued expenses	132	68
Other long-term liabilities	(570)	131
Net cash used by operating activities	$(2,974)	$(3,179)

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

Recent Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Currently, net benefit cost is reported as an employee cost within operating income (or capitalized into assets where appropriate). The amendment requires the bifurcation of net benefit cost. The service cost component will be presented with the other employee compensation costs in operating income (or capitalized in assets). The other components will be reported separately outside of operations, and will not be eligible for capitalization. The amendment is effective for public entities for annual reporting periods beginning after December 15, 2017. Early adoption will be permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. The guidance is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost (including gains and losses on curtailments and settlements, and termination benefits paid through plans), and on a prospective basis for the capitalization of only the service cost component of net benefit cost. Amounts capitalized into assets prior to the date of adoption should not be adjusted through a cumulative effect adjustment, but should continue to be recognized in the normal course, as for example, inventory is sold or fixed assets are depreciated. The Company has no service cost component in its net benefit cost. The impact of adopting this amendment will be the movement of approximately $330,000 of annual net benefit cost from within operating income to a separate expense outside of operations.

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

In February 2016, the FASB issued its final lease accounting standard, FASB Accounting Standard Codification ("ASC"), Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). Our leases as of September 30, 2017, principally relate to real estate for corporate office, showrooms and warehousing. The new standard will be effective for the first quarter of our fiscal year ending December 31, 2019. Early adoption is permitted. We are evaluating the effect that ASU 2016-02 will have on the consolidated financial statements and related disclosures by reviewing all long-term leases and determining the potential impact. The standard is to be applied under the modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This standard is intended to improve, and converge with international standards, the financial reporting requirements for revenue from contracts with customers. The new standard will be effective for the first quarter of our fiscal year ending December 31, 2018. Early adoption is permitted but we do not expect to early adopt this new accounting pronouncement. In preparation for this new standard, we are identifying all forms of agreements with our customers and will begin to evaluate the provisions in such agreements in light of the five-step model specified by the new guidance. The five-step model includes: 1) determination of whether a contract – an agreement between two or more parties that creates legally enforceable rights and obligations exists; 2) identification of the performance obligations in the contract; 3) determination of the transaction price; 4) allocation of the transaction price to the performance obligations in the contract; and 5) recognition of revenue when (or as) the performance obligation is satisfied. We are also evaluating the impact of the new standard on certain common practices currently employed by us and others in our industry, such as co-operative advertising, pricing allowances and consumer coupons. The Company anticipates adopting the standard using the modified retrospective transition approach.  Under this approach, the new standard would apply to all new contracts initiated on or after January 1, 2018.  For existing contracts that have remaining obligations as of January 1, 2018, any difference between the recognition criteria in the new standard and the Company’s current revenue recognition practices would be recognized using a cumulative effect adjustment to the opening balance of retained earnings.  Any potential effect of adoption of the new standard has not yet been quantified; however, based on the Company’s initial review of contracts to date, the adoption of the new standard is not expected to have a material effect on the timing or amount of revenue recognized as compared to current practices.  The Company continues to evaluate the expanded disclosure requirements associated with Topic 606 and anticipates completing its assessment in the fourth quarter of 2017.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Liquidity

As of September 30, 2017, and for the nine months ended September 30, 2017, we had approximately $1.2 million in available cash, a net loss of $707,000 and negative cash flow from operations of $3.0 million. The negative cash flow was the result of abnormally high shipments over the last few months from overseas suppliers, which improved stock availability for customers, but which followed prolonged periods of production delays that led to depressed order rates.  As a result, subsequent to the quarter ended September 30, 2017, we have utilized our revolving credit facility from time to time, and through the period ending November 4, 2017 there were additional net cash outflows of approximately $700,000. In November 2017, we obtained a waiver from our lender to eliminate the fixed charge coverage ratio requirement which removes any financial covenant requirements and allows us to borrow on the revolver through October 2018. As of September 30, 2017, our availability was approximately $3.4 million on the line of credit with a maximum availability of $4.0 million, subject to certain reserve adjustments by the bank.  Management has plans to reduce and/or delay operating expenses and utilize our line of credit availability as necessary in order to meet obligations as they become due.

2.	Property, Plant and Equipment

	(in thousands)
	Sept. 30,	December 31,
	2017	2016
Machinery and equipment	$2,620	$2,675
Leasehold improvements	1,842	1,833
Property, plant and equipment, at cost	4,462	4,508
Less accumulated depreciation	2,983	2,902
Property, plant and equipment, net	$1,479	$1,606

3.            Debt

We have a secured $6.0 million revolving credit facility with Wells Fargo Bank, National Association with an excess availability requirement of $2.0 million resulting in maximum borrowings of $4.0 million under the facility, subject to borrowing base eligibility requirements.  The credit facility matures in October 2018 and is secured by our accounts receivable, inventory and certain other assets. Borrowings under the credit facility bear interest at a variable per annum rate equal to the daily three-month London Bank Interbank Offered Rate plus 3.5%.

The credit facility contains covenants that, among other things, limit our ability to incur certain types of debt or liens, pay dividends, enter into mergers and consolidations or use proceeds of borrowing for other than permitted uses.  The credit facility also includes a covenant requiring us to maintain a minimum fixed charge ratio of not less than 1.1 to 1.0 measured annually on a trailing twelve months with an initial compliance date at December 31, 2017.  We obtained a waiver on November 9, 2017 for compliance with this covenant as of December 31, 2017, as long as the aggregate principal outstanding under the credit facility is not greater than $250,000 on December 31, 2017..

At September 30, 2017, and December 31, 2016, no borrowings were outstanding under this revolving credit facility.

4.            Income taxes

During the first nine months of 2017, we recorded a non-cash charge to our valuation allowance of $141,000 increasing our valuation allowance against deferred tax assets to $12.7 million at September 30, 2017. The primary assets covered by this valuation allowance are net operating losses, which are approximately $21.8 million at September 30, 2017. In the prior year nine months, we utilized $19.7 million of our net operating loss carry-forward against taxable income resulting primarily from our surrender of corporate-owned life insurance policies. The premiums paid and the growth in surrender value of these policies were excludable from taxable income over the life of these policies when held until death of the covered lives, but this growth, net of premiums paid, became taxable when we surrendered the policies. The aggregate impact of the surrender of these policies in the first quarter of last year was the creation of $24.0 million in taxable income. The income tax benefit in the current three and nine month periods was due to state income tax adjustments. In the prior year, the income tax expense associated with the surrender of the corporate-owned life insurance policies was recognized in full during the prior year first quarter and was largely the result of federal alternative minimum tax which limits our ability to offset income generated during the period with net operating carry-forwards, and, to a lesser extent, the impact of surrendering these policies have on state income taxes.

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.            Income taxes (continued)

We maintain a valuation allowance against deferred tax assets that currently exceed our deferred tax liabilities. The primary assets covered by this valuation allowance are net operating loss carry-forwards. The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Our results over the most recent three-year period were heavily affected by our business restructuring activities. Our cumulative loss, excluding income from the Continued Dumping and Subsidy Offset Act, in the most recent three-year period, in our view, represented sufficient negative evidence to require a valuation allowance under the provisions of ASC 740, Income Taxes. We intend to maintain a valuation allowance, resulting in no deferred tax asset balance being recognized, until sufficient positive evidence exists to support its reversal. Should we determine that we will not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

Our effective tax rates for the current three and nine month periods were 9.5% and 4.7% due to state income tax adjustments. The effective tax rate in the prior year three and nine month periods were negative 6.1% and negative 16.0%, respectively, driven by the impact of the alternative minimum tax and state related taxes on the surrender of corporate owned life insurance policies. The major reconciling items between our effective income tax rate and the federal statutory rate are the change in our valuation allowance and, in the prior year period, the cash surrender value on life insurance policies.

 5.           Employee Benefit Plans

Components of other postretirement benefit cost (in thousands):

	Three Months		Nine Months
	Ended		Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
	2017	2016	2017	2016
Interest cost	$59	$64	$176	$191
Amortization of actuarial loss	30	24	81	71
Net periodic postretirement benefit cost	$89	$88	$257	$262

6.            Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (in thousands):

	Three Months		Nine Months
	Ended		Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
	2017	2016	2017	2016
Weighted average shares outstanding for basic calculation	14,220	14,094	14,203	14,143
Add: Effect of dilutive stock awards	-	-	-	-
Weighted average shares outstanding, adjusted for diluted calculation	14,220	14,094	14,203	14,143

STANLEY FURNITURE COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

6.            Stockholders’ Equity (continued)

In the three and nine month periods ending September 30, 2017 and the three and nine month periods ending October 1, 2016, the dilutive effect of equity awards was not recognized since we had a net loss. Approximately 944,000 shares in the three and nine month periods of 2017 were issuable upon the exercise of stock options. These were not included in the diluted per share calculation because they were anti-dilutive. Also, 864,000 shares of restricted stock were not included in 2017 because they were anti-dilutive. In the three and nine month periods ended October 1, 2016, approximately 1.2 million of stock options and 638,000 shares of restricted stock were excluded from the diluted per share calculation as they would be anti-dilutive.

A reconciliation of the activity in stockholders’ equity accounts for the first nine months ended September 30, 2017 is as follows (in thousands):

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Earnings	Loss
Balance at December 31, 2016	$275	$16,840	$5,129	$(2,262)
Net loss	-	-	(707)	-
Dividend payable adjustment due to restricted share forfeitures	-	-	134	-
Stock-based compensation	-	(23)	-	-
Adjustment to net periodic benefit cost	-	-	-	81
Balance at September 30, 2017	$275	$16,817	$4,556	$(2,181)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 31, 2017 compared to Three Months Ended July 1, 2017, April 1, 2017 and December 31, 2016

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

	Three Months Ended
	Sept 30,	July 1,	April 1,	Dec 31,
	2017	2017	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.6	76.5	80.0	79.9
Gross profit	22.4	23.5	20.0	20.1
Selling, general and administrative expenses	25.7	23.6	23.7	34.2
Operating loss	(3.3)	(.1)	(3.7)	(14.1)
CDSOA income	-	-	-	11.3
Other income, net	.1	.2	-	.1
(Loss) Income from operations before income taxes	(3.2)	.1	(3.7)	(2.7)
Income tax (benefit) expense	(.3)	-	-	.4
Net (loss) income	(2.9)%	.1%	(3.7)%	(3.1)%

Net sales of $10.4 million for the three month period ended September 30, 2017, decreased 10.2% from $11.6 million in the second quarter of 2017 and declined 6.8% from $11.2 million in the first quarter of 2017. Net sales for the three month period ended September 30, 2017 increased 6.4% from $9.8 million in the fourth quarter of 2016. Net sales declined compared to the sequential second and first quarters of 2017 due to lower unit volume. During the current quarter, customer orders were impacted by the lack of confidence in our product availability due to prolonged delays and the uncertainty surrounding major hurricanes. With the current stock availability positions significantly improved as the third quarter ended, we expect our customers to begin to regain confidence in our brand. Over 90% of the company’s product lines are in stock or in transit from overseas suppliers and over 80% of orders entered within the last 30 days have been ready for shipment to customers in less than two days. Compared to the sequential quarter ending December 31, 2016, net sales increased primarily due to higher unit volume resulting from servicing backlog on product introductions which were delayed by sourcing issues in the prior year.

Gross profit as a percentage of net sales for the third quarter of 2017 declined to 22.4% from 23.5% in the second quarter of 2017, but increased from 20.0% and 20.1% in the first quarter of 2017 and the fourth quarter of 2016, respectively. Gross profit percentage declined slightly from the sequential second quarter of 2017 due to higher discounting. Gross profit percentage improved over the sequential first quarter of 2017 and fourth quarter of 2016 primarily due to lower discounting. Margins may decline in the fourth quarter of 2017 as efforts are made to lower excess inventory levels through increased discounting.

Selling, general and administrative expense for the third quarter was $2.7 million, essentially flat with the second and first quarters of 2017 and down 20% compared to $3.4 million in the fourth quarter of 2016. Compared to the sequential fourth quarter of 2016, selling, general and administrative expenses in the third quarter of 2017 declined mostly due to cost reductions implemented early in 2017 and lower equity compensation expense.

As a result, the third quarter of 2017 had an operating loss as a percentage of sales of 3.3%. This compared with breakeven results in the second quarter of 2017, and operating losses as a percentage of net sales of 3.7% for the sequential period ending April 1, 2017 and 14.1% for the sequential period ending December 31, 2016, respectively.

During the fourth quarter of 2016, we received $1.1 million in funds under the CDSOA. No CDSOA proceeds have been received in the 2017 periods, but we do expect to receive approximately $369,000 in the fourth quarter of 2017.

Three and Nine Months Ended September 30, 2017 compared to Three Months and Nine Months Ended October 1, 2016

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.6	83.4	78.0	81.5
Gross profit	22.4	16.6	22.0	18.5
Selling, general and administrative expenses	25.7	34.5	24.3	30.5
Operating loss	(3.3)	(17.9)	(2.3)	(12.0)
Other income, net	.1	-	.1	-
Interest (income) expense, net	-	(.1)	-	.3
Loss from operations before income taxes	(3.2)	(17.8)	(2.2)	(12.3)
Income tax (benefit) expense	(.3)	1.1	(.1)	2.0
Net loss	(2.9)%	(18.9)%	(2.1)%	(14.3)%

Net sales of $10.4 million for the three month period ended September 30, 2017 decreased 5.5%, compared to the 2016 three month period. For the nine month period ended September 30, 2017, net sales decreased 4.4%, from the comparable 2016 period. The decrease in both periods was due to lower unit volume, partially offset by higher average selling prices. Higher average selling prices are the result of aggressive discounting in the prior year periods to move older discontinued product and to generate inline product orders until newer more marketable product was received.

Gross profit for the current three month period improved to $2.3 million, or 22.4% of net sales, from $1.8 million, or 16.6% of net sales, for the comparable three months of 2016. Gross profit for the current nine month period improved to $7.3 million, or 22.0% of net sales, from $6.4 million, or 18.5% of net sales, for the comparable nine months of 2016. The increase in gross profit margins in both the current three and nine month periods was driven by lower discounting.

Selling, general and administrative expenses for the three and nine month periods of 2017 were $2.7 million and $8.1 million, or 25.7% and 24.3% of net sales, respectively, compared to $3.8 million and $10.6 million, or 34.5% and 30.5% of net sales, in the comparable 2016 periods. Expenditures for the current three and nine month periods declined due primarily to cost reduction actions taken at the beginning of the year to reduce our break-even level, lower marketing and advertising costs and, to a lesser extent, lower equity compensation expenses for performance awards and separated associates.

As a result, operating loss as a percentage of net sales was 3.3% for the current three month period compared to 17.9% of net sales in the prior three month period. An operating loss of 2.3% of net sales for the current nine month period compared to a loss of 12.0% of net sales in the prior year nine month period.

Interest expense for the nine month period of 2016 included $109,000 of interest on loans against cash surrender value of insurance policies used to fund our legacy deferred compensation plan. The elimination of this expense was due to surrendering these policies and paying off loans against the cash surrender value in the first quarter of 2016.

Our effective tax rate for the current three and nine month periods resulted from state income tax adjustments. The effective tax rate for the three and nine month periods in the prior year were negative 6.1% and negative 16.0%, respectively. As indicated above, we surrendered our corporate-owned life insurance policies during the first quarter of 2016, which resulted in taxable income for the period. The premiums paid and the growth in surrender value of these policies were excludable from taxable income over the life of these polices when held until death of the covered lives, but this growth, net of premiums paid, became taxable when we surrendered the policies. The aggregate impact of the surrender of these policies in the first quarter of last year was the creation of $24.0 million in taxable income which was recognized in the prior year first quarter. The income tax expense recognized during the third quarter of 2016 was the result of additional alternative minimum tax liability associated with surrendering these policies and state income taxes. The major reconciling items between our effective income tax rate and the federal statutory rate are the change in our valuation allowance and, in the prior year periods, the cash surrender value on life insurance policies.

The license agreement with Coastal Living® magazine will not be renewed. Initially launched in 2009, successive collections throughout each of the license's multiple terms have remained a popular portion of the company's product offering.  Under the terms of this license agreement, we can continue to sell designs currently sold under the licensed brand name until the beginning of the fourth quarter of 2018, after which these designs remain the intellectual property of the company. We expect to utilize our design leadership and reputation to introduce new product within this lifestyle-driven category to mitigate potential lost volume associated with the ending of this license agreement.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand, cash generated from operations and the revolving credit facility. While we believe that our business strategy will be successful, we cannot predict with certainty the ultimate impact on our revenues, operating costs and cash flow from operations.  We expect cash on hand and borrowings under the revolving credit facility to be adequate for ongoing operational and capital expenditures for the next twelve months.  As of September 30, 2017, and for the nine months ended September 30, 2017, we had approximately $1.2 million in available cash, a net loss of $707,000 and negative cash flow from operations of $3.0 million. The negative cash flow was the result of abnormally high shipments over the last few months from overseas suppliers, which improved stock availability for customers, but which followed prolonged periods of production delays that led to depressed order rates.    As a result, subsequent to the quarter ended September 30, 2017, we have utilized our revolving credit facility from time to time and through the period ending November 4, 2017 there were additional net cash outflows of approximately $700,000. Management believes this is a short-term strain on cash levels.   However, in November 2017, we obtained a waiver from our lender to eliminate the fixed charge coverage ratio requirement which removes any financial covenant requirements and allows us to borrow on the revolver through October 2018. As of September 30, 2017, our availability was approximately $3.4 million on the line of credit with a maximum availability of $4.0 million, subject to certain reserve adjustments by the bank.  Management has plans to reduce and/or delay operating expenses and utilize our line of credit availability as necessary in order to meet obligations as they become due.

Working capital, excluding cash and restricted cash, increased to $21.0 million at September 30, 2017 from $18.8 million on December 31, 2016. The increase was primarily the result of a $2.4 million increase in inventories due to abnormally high shipments from overseas vendors, including newer introductions that were previously delayed.

Cash used by operations was $3.0 million in the current nine months of 2017 compared to cash used by operations of $3.2 million in the comparable prior year period. The use of cash in the current period was driven by increasing shipments from overseas vendors and current year operating losses. We expect inventory levels to decline as we service customers who have been waiting for confirmation of an in-stock position on newer introductions and as we continue to move excess inventory through discounting. Use of cash from operations in the 2016 period also resulted from operating losses and, interest and tax payments related to the corporate-owned life insurance policies surrendered in the first quarter of 2016. Partially offsetting the use of cash during the 2016 period was a decline in accounts receivable balances. The current period and the prior year period included approximately $450,000 in annual payments to participants in our legacy deferred compensation plan.

Cash generated from investing activities in the first nine months of 2017 included proceeds from sale of property, plant and equipment and the reduction in restricted cash, partially offset by a miscellaneous purchase of property, plant and equipment. In the prior year period, cash generated from investing activities consisted of $28.1 million in proceeds from the surrender of corporate-owned life insurance policies.

In the first nine months of 2017, $49,000 of cash was used by financing activities to pay dividends on restricted stock that vested during the period. Net cash used by financing activities in the prior year nine months was $24.1 million and consisted of $17.6 million for a special dividend, $5.5 million to pay off the remaining outstanding life insurance policy loans in conjunction with our decision to surrender these corporate-owned life insurance policies and $1.0 million for the repurchase and retirement of 400,000 shares of our common stock.

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

In November 2016, Customs distributed $3.3 million in collected duties that were available for distribution in 2016. Our portion of this distribution was $1.1 million, representing 33.5% of the balance available for distribution in 2016. As of April 30, 2017, Customs preliminarily reported that approximately $1.1 million is potentially available for distribution under the CDSOA during the fourth quarter of calendar year 2017 to eligible domestic manufacturers regarding the case involving bedroom furniture imported from China. The final amounts available for distribution may be higher or lower than the preliminary amounts reported due to liquidations, reliquidations, protests, and other events affecting entries that may take place before the end of the government’s fiscal year. Assuming that our percentage allocation in 2017 is the same as it was for the 2016 distribution (approximately 33.5% of the funds distributed) and that the $1.1 million collected by the government as of April 30, 2017 does not change, we could receive approximately $369,000 in CDSOA funds in the fourth quarter of 2017.

Due to the uncertainty of the administrative processes, we cannot provide assurances as to future amounts of additional CDSOA funds that ultimately will be received, if any, and we cannot predict when we may receive any additional CDSOA funds.

New Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Currently, net benefit cost is reported as an employee cost within operating income (or capitalized into assets where appropriate). The amendment requires the bifurcation of net benefit cost. The service cost component will be presented with the other employee compensation costs in operating income (or capitalized in assets). The other components will be reported separately outside of operations, and will not be eligible for capitalization. The amendment is effective for public entities for annual reporting periods beginning after December 15, 2017. Early adoption will be permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. The guidance is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost (including gains and losses on curtailments and settlements, and termination benefits paid through plans), and on a prospective basis for the capitalization of only the service cost component of net benefit cost. Amounts capitalized into assets prior to the date of adoption should not be adjusted through a cumulative effect adjustment, but should continue to be recognized in the normal course, as for example, inventory is sold or fixed assets are depreciated. The Company has no service cost component in its net benefit cost. The impact of adopting this amendment will be the movement of approximately $330,000 of annual net benefit cost from within operating income to a separate expense outside of operations.

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

In February 2016, the FASB issued its final lease accounting standard, FASB Accounting Standard Codification ("ASC"), Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease).  The lease liability will be equal to the present value of lease payments and the right-of -use asset will be based on the lease liability, subject to adjustment such as for initial direct costs.  For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance.  For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840).  Our leases as of September 30, 2017, principally relate to real estate for corporate office, showrooms and warehousing.  The new standard will be effective for the first quarter of our fiscal year ending December 31, 2019. Early adoption is permitted. We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and disclosures by reviewing all long-term leases and determining the potential impact. The standard is to be applied under the modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This standard is intended to improve, and converge with international standards, the financial reporting requirements for revenue from contracts with customers. The new standard will be effective for the first quarter of our fiscal year ending December 31, 2018. Early adoption is permitted but we do not expect to early adopt this new accounting pronouncement. In preparation for this new standard, we are identifying all forms of agreements with our customers and will begin to evaluate the provisions in such agreements in light of the five-step model specified by the new guidance. The five-step model includes: 1) determination of whether a contract – an agreement between two or more parties that creates legally enforceable rights and obligations exists; 2) identification of the performance obligations in the contract; 3) determination of the transaction price; 4) allocation of the transaction price to the performance obligations in the contract; and 5) recognition of revenue when (or as) the performance obligation is satisfied. We are also evaluating the impact of the new standard on certain common practices currently employed by us and others in our industry, such as co-operative advertising, pricing allowances and consumer coupons. The Company anticipates adopting the standard using the modified retrospective transition approach.  Under this approach, the new standard would apply to all new contracts initiated on or after January 1, 2018.  For existing contracts that have remaining obligations as of January 1, 2018, any difference between the recognition criteria in the new standard and the Company’s current revenue recognition practices would be recognized using a cumulative effect adjustment to the opening balance of retained earnings.  Any potential effect of adoption of the new standard has not yet been quantified; however, based on the Company’s initial review of contracts to date, the adoption of the new standard is not expected to have a material effect on the timing or amount of revenue recognized as compared to current practices.  The Company continues to evaluate the expanded disclosure requirements associated with Topic 606 and anticipates completing its assessment in the fourth quarter of 2017.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2016 Annual Report on Form 10-K.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” “could,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include disruptions in foreign sourcing including those arising from supply or distribution disruptions or those arising from changes in political, economic and social conditions, as well as laws and regulations, in countries from which we source products, international trade policies of the United States and countries from which we source products, the inability to raise prices in response to inflation and increasing costs, lower sales due to worsening of current economic conditions, lost sales due to the non-renewal of the Coastal Living® license, the cyclical nature of the furniture industry, business failures or loss of large customers, failure to anticipate or respond to changes in consumer tastes, fashions and perceived values in a timely manner, competition in the furniture industry, environmental, health, and safety compliance costs, and failure or interruption of our information technology infrastructure. Any forward-looking statement speaks only as of the date of this filing and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) condensed consolidated statements of comprehensive (loss) income, (iv) condensed consolidated statements of cash flows, (v) the notes to the consolidated financial statements, and (vi) document and entity information. (1)

(1)     Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2017	STANLEY FURNITURE COMPANY, INC.
By: /s/ Anita W. Wimmer
Anita W. Wimmer
Principal Financial and Accounting Officer