Form 10-K
period 2017-12-31
HG Holdings, Inc.
filed 2018-03-23
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
Commission file number 0-14938

HG HOLDINGS, INC. (formerly known as Stanley Furniture Company, Inc.)

(Exact name of Registrant as specified in its Charter)

Delaware	54-1272589
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2115 E. 7th Street, Suite 101, Charlotte, North Carolina 28211
(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (252) 355-4610

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.02 per share, Preferred Stock Purchase Rights

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ( ) No (x)

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ( ) No (x)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (x) No ( )

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.504 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act, (check one):

Large accelerated filer ( )                    Accelerated filer ( )                    Non-accelerated filer ( )                    Smaller reporting company (x)                    Emerging growth company ( )

                           (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes (x) No ( )

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing price on July 1, 2017: $13 million.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of March 20, 2018:

Common Stock, par value $.02 per share	14,783,317
(Class of Common Stock	Number of Shares

Documents incorporated by reference: Portions of the Registrant’s Proxy Statement for our 2018 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

Item 1.     Business

General

We were incorporated in Delaware in 1984. Until March 2, 2018, we were a leading design, marketing and distribution resource in the upscale segment of the wood residential furniture market. We offered a diversified product line supported by an overseas sourcing model. We marketed our brands through a network of brick-and-mortar furniture retailers, online retailers and interior designers worldwide. On March 2, 2018, we sold substantially all our assets and changed our name to HG Holdings, Inc.

Asset Sale

On March 2, 2018, we sold substantially all of our assets (the “Asset Sale”) to Churchill Downs LLC (“Buyer”), pursuant to the terms of the Asset Purchase Agreement, dated as of November 20, 2017, as amended by the First Amendment thereto dated January 22, 2018 (the “Asset Purchase Agreement”). We retained certain assets, which we refer to as excluded assets, including:

●	cash in the amount of approximately $0.8 million, including restricted cash in an amount equal to approximately $0.6 million;
●

the rights to and interest in any distributions after the closing date of monies collected by U.S. Customs and Border Protection under the Continued Dumping and Subsidy Offset Act and to distributions of any prepaid legal expenses held by the Committee for Legal Trade relating thereto;

●	a split dollar life insurance policy for a former executive officer and related collateral assignment providing for repayment at death of premiums we paid;
●	the corporate seals, organizational documents, minute books, stock books, tax returns, books of account or other records having to do with our corporate organization;
●	all insurance policies and all rights to applicable claims and proceeds under our insurance policies with respect to the excluded assets or excluded liabilities;
●

certain of our agreements and contracts, including indemnification agreements between us and our directors, the services agreement with our registered accounting firm and the separation agreement between us and our former chief executive officer and the change in control protection agreement between us and our current principal financial officer;

●	certain of our employee benefit plans, including our incentive compensation plans and annual bonus plan;
●	all of our tax assets, including our net operating loss carryforwards and any tax refunds and prepayments;
●	all rights to any action, suit or claim of any nature with respect to any excluded asset or excluded liability;
●	all guarantees, warranties, indemnities and similar rights in favor of us with respect to any excluded asset or excluded liability;
●	all of our rights under the Asset Purchase Agreement and any related document; and
●	all records, correspondence and other materials prepared by or on behalf of us in connection with the Asset Sale Transaction.

As consideration for the Asset Sale, Buyer paid a purchase price consisting of cash in the amount of approximately $10.8 million (of which approximately $1.3 million was used to pay the outstanding amount under our credit agreement), a subordinated promissory note in the principal amount of approximately $7.4 million, and a 5% equity interest in Buyer’s post-closing ultimate parent company, Churchill Downs Holdings Ltd., a British Virgin Islands business company. Buyer also assumed substantially all our liabilities; however, we retained certain liabilities, which we refer to as excluded liabilities, including:

●

liabilities or obligations with respect to an excluded asset including the separation agreement with our former President and Chief Executive Officer and certain worker’s compensation claims associated with our restricted cash;

●	dividends payable with respect to restricted shares of our common stock awarded under our incentive compensation plans and annual bonus plan; and

●	costs and expenses incurred by us in connection with the negotiation, preparation and performance of the Asset Purchase Agreement and any related agreements or documents.

We anticipate that our expenses relating to the Asset Sale following the closing of the Asset Sale will be approximately $2.8 million, which includes financial advisory fees, legal fees, amounts owed under our Change in Control Protection Agreement with our principal financial officer, amounts owed to our former chief executive officer under the terms of his separation agreement, and other fees and expenses.

As previously announced, we do not intend to liquidate following the closing of the Asset Sale.   We also previously indicated our board of directors would evaluate alternatives for use of the cash consideration, which were expected to include using a portion of the cash to either repurchase our common stock or pay a special dividend to stockholders and also using a portion of the cash to acquire non-furniture related assets that will allow us to potentially derive a benefit from its net operating loss carryforwards. Our board of directors has determined not to pay a special dividend, but to use our existing authorization for stock repurchases to repurchase our common stock from time to time in the open market, in privately negotiated transactions, or otherwise, at prices we deem appropriate. Our board anticipates retaining the remaining cash for use in acquiring non-furniture related assets and to fund operating expenses until an acquisition.  Our board is also considering a rights offering of our common stock to existing stockholders to raise additional cash for acquisition purposes which could provide us greater resources and flexibility in acquiring non-furniture assets.

Former Business

Products. Until March 2, 2018, our products were marketed as fashionable wood residential home furnishings differentiated from other products through styling execution as well as wide selections for the entire home including dining, bedroom, living room, home office, home entertainment, accent items and nursery and youth furniture. Our target consumer ranged from an affluent, discerning consumer utilizing the talents of an interior designer, to a more practical consumer driven to purchase by convenience, immediate gratification from stock availability or a particular retail event.

We provided products in a variety of wood species and finishes. Our products were designed to appeal to a broad range of consumer tastes in the upscale segment and cover all major style categories.

We designed and developed new styles to replace those we discontinued and to expand our product lines. Our in-house product development process began with identifying customer preferences and marketplace trends and conceptualizing product ideas. Company designers produced a variety of sketches from which prototype furniture pieces were built for review prior to full-scale engineering and production. We consulted with our marketing and operations personnel, core suppliers, independent sales representatives and selected customers throughout this process and introduced our new product designs primarily at the international furniture market in High Point, North Carolina, which is held two times per year.

Marketing/Brands. Our products were marketed under the Stanley Furniture and Stone & Leigh brands, and also under a licensing agreement with Coastal Living® magazine. We marketed our brand through a series of efforts targeted both to the wholesale trade and directly to the consumer. Coastal Living® is a registered trademark of Time Inc. Lifestyle Group and was used under license. This licensing arrangement was not renewed at the end of 2017, but the terms of the license agreement permitted us to sell current designs under the licensed brand name until the beginning of the fourth quarter of 2018.

Distribution. We had developed a broad domestic and international customer base. We sold our furniture mainly through independent sales representatives to a variety of wholesale customers such as owner-operated furniture stores, interior design & architecture professionals, decorators, smaller specialty retailers, regional furniture chains, buying clubs and e-commerce retailers. We offered tailored marketing programs to address each specific distribution channel. Our independent sales representatives along with our customer care managers sold and supported our products.

In 2017, we sold product to approximately 2,800 customers and recorded approximately 9% of our sales from international customers. No single customer accounted for more than 10% of our sales in 2017 and no part of the business was dependent upon a single customer, the loss of which would have had a material effect on our business.

Overseas Sourcing. Our product was sourced from independently owned factories in Southeast Asia, primarily in Vietnam and Indonesia. We operated a support organization in each country to manage partner-vendor relationships, make sourcing decisions, as well as to provide engineering and quality control functions.

Generally, we entered into standard purchase arrangements for finished goods inventory with our overseas vendors. The terms of these arrangements were customary for our industry and did not contain any long-term purchase obligations. We generally negotiated firm pricing with our foreign suppliers in U.S. Dollars for a term of one year. We accepted exposure to exchange rate movement after that period and did not use any derivative instruments to manage or hedge currency risk. We generally expected to recover any substantial price increases from these suppliers in the price we charge our own customers for these goods.

Logistics. We warehoused our products primarily in domestic warehouses with some warehousing abroad. We considered our facilities to be generally modern, well equipped and well maintained. We used a small group of furniture specific transportation providers for delivery. While most of our products were delivered to retailers from our warehouses, we also shipped directly to wholesale customers from Asia. Our transportation vendor base included white-glove delivery services which deliver directly from our domestic warehouses to the retail consumer.

Products were ordered from overseas suppliers based upon both actual and forecasted demand. Because long lead times are generally associated with overseas operations, we strived to maintain inventory levels that would service most of our wholesale customers’ orders within a maximum of 30 days from receipt of their order. Our backlog of unshipped orders was $4.2 million at December 31, 2017 and $6.3 million at December 31, 2016.

Competition. The furniture industry is highly competitive, fragmented, and includes a large number of competitors. The barriers to entry are very low, and there is little feasible intellectual property protection in this industry to prevent competitors from imitating furniture designs of another manufacturer. Very few of our competitors manufacture residential wood furniture in the United States.

We competed with a host of varying business models within the industry including, but not limited to, former manufacturers who have adopted a strictly pass-through model from overseas vendor to wholesale customers; national lifestyle retailers who sell directly to the retail consumer through a vertical model; and overseas vendors who sell directly to wholesale customers. Some competitors have greater financial resources and often offer extensively advertised, highly promoted product.

Competitive factors in the upscale segment of the industry include design, quality, service, selection and price. We believe the flexibility and relative influence we maintained with overseas vendors, the continued diversification of our distribution strategy, our long-standing customer relationships, our responsiveness to customers, our consistent support of high-quality and diverse product lines, the heritage of our brand and our experienced management team were all competitive advantages.

Trademarks. Our former trade names represented many years of continued business, and we believe these names were well recognized and associated with excellent quality and styling in the furniture industry. We owned a number of trademarks and design patents, none of which were considered to be material.

Governmental Regulations. We were subject to federal, state and local laws and regulations in the areas of safety, health and environmental protection. We believe that we were in material compliance with applicable federal, state and local safety, health and environmental regulations.

Associates. At December 31, 2017, we employed 64 associates domestically and 45 associates overseas, all of which are full-time employees. None of our associates were or are represented by a labor union. Following the Asset Sale and the departure of our current principal financial and accounting officer on March 31, 2018, we will have two part-time employees.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” “could,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include the occurrence of events that negatively impact the Company’s liquidity in such a way as to limit or eliminate the Company’s ability to use proceeds from the Asset Sale to fund stock repurchases or asset acquisitions, or an inability on the part of the Company to identify a suitable business to acquire or develop with the proceeds of the Asset Sale, Any forward-looking statement speaks only as of the date of this filing and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

Available Information

Our principal Internet address is www.hgholdingsinc.net. We make available free of charge on this web site our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing, telephoning or e-mailing us at the following address, telephone number or e-mail address:

HG Holdings, Inc.

2115 E. 7th Street, Suite 101

Charlotte, North Carolina 28211

Attention: Mr. Brad Garner

Telephone: 252-355-4610

Or e-mail your request to: investor@hgholdingsinc.net

Item 1A.    Risk Factors

An investment in our common stock involves a high degree of risk. You should consider carefully the specific risk factors described below in addition to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K, before making a decision to invest in our common stock. If any of these risks actually occurs, our business, financial condition, results of operations or prospects could be materially and adversely affected. This could cause the trading price of our common stock to decline and a loss of all or part of your investment.

We have no material operations and have limited sources of revenue following the Asset Sale, which may negatively impact the value and liquidity of our common stock.

As a result of the Asset Sale, we have no material operations and no sources of revenue other than payments, if any, of interest and principal under the subordinated secured promissory note we received from Buyer as part of the consideration for the Asset Sale, any remaining payments to be made to us under the Continued Dumping and Subsidy Offset Act, and repayment at death of premiums we have paid for a split dollar life insurance policy for a former executive officer. Although the alternatives under evaluation by our board for the use of the proceeds from the Asset Sale includes funding, at least in part, the acquisition of non-furniture related assets, there can be no guarantee that suitable assets will be available for us to purchase or that any assets acquired will generate the revenues anticipated or any revenue at all. A failure by us to secure additional sources of revenue following the closing of the Asset Sale could negatively impact the value and liquidity of our common stock.

We may not receive the amount owed us under the subordinated secured promissory note we received from Buyer as part of the consideration for the Asset Sale.

The subordinated secured promissory note we received from Buyer as part of the consideration for the Asset Sale will mature, and the entire principal amount will be payable on, the date that is five years after the closing of the Asset Sale. Buyer’s obligations under this note, including its payment obligations, and our rights and remedies with respect to the collateral pledged by Buyer under this note is subordinate to Buyer’s obligations under, and the lender’s rights with respect to, Buyer’s senior secured loan facility, including the lender’s rights to the collateral pledged by Buyer in connection with its senior secured loan facility. As a result, there can be no guarantee that Buyer will pay us any portion of the interest or principal due under this note or that upon any default by Buyer we will have access to any of the collateral pledged by Buyer under this note.

An “ownership change” could limit the use of our net operating loss carryforwards and our potential to derive a benefit from our net operating loss carryforwards.

If an “ownership change” occurs pursuant to applicable statutory regulations, we are potentially subject to limitations on the use of our net operating loss carryforwards which in turn could adversely impact our potential to derive a benefit from our net operating loss carryforwards. While we have entered into a rights agreement designed to preserve and protect our net operating loss carryforwards, there is no guarantee that the rights agreement will prevent us from experiencing an ownership change and, therefore, having a limitation on our ability to use our net operating loss carryforwards. In general, an “ownership change” would occur if there is a cumulative change in the ownership of our common stock of more than 50% by one or more “5% shareholders” during a three-year test period

We will continue to incur the expense of complying with public company reporting requirements following the closing of the Asset Sale.

After the Asset Sale, we continue to be required to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), even though compliance with such reporting requirements is economically burdensome.

Our common stock was delisted from the NASDAQ Stock Market (“Nasdaq”) following the Asset Sale, and there may be reduced ability to trade our common stock.

Because we will no longer have an operating business as a result of the Asset Sale, we were notified that, in Nasdaq’s view, we no longer satisfied the continued listing standards of the Nasdaq Stock Market, and our common stock was delisted from the Nasdaq Stock Market pursuant to Nasdaq’s authority under Nasdaq Listing Rule 5101. While trading of our common stock is currently conducted in the over-the-counter market on the OTCQB, such trading could substantially reduce the market liquidity of our common stock. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.

Failure to successfully identify, acquire and operate non-furniture related assets could cause our stock price to decline.

Following the closing of the Asset Sale, we are evaluating alternatives for using cash proceeds from the Asset Sale to acquire non-furniture related assets. We have not identified any assets for acquisition and we may not be able to identify profitable assets or to operate acquired assets profitability. If we are not successful in identifying, acquiring and operating non-furniture related assets, our stock price may decline.

We will likely have no operating history in the business of non- furniture related assets to be acquired, and therefore we will be subject to the risks inherent in establishing a new line of business.

We have not identified assets to be acquired or their line or lines of business and, therefore, we cannot fully describe the specific risks presented by such business. It is likely that we will have had no operating history in the line of business of assets to be acquired, and it is possible that any assets that we may acquire will have a limited operating history in its business. Accordingly, there can be no assurance that our future operations will generate operating or net income, and as such our success will be subject to the risks, expenses, problems and delays inherent in establishing a new line of business for us. The ultimate success of such new business cannot be assured.

Resources will be expended in researching potential acquisitions that might not be consummated.

The investigation of non-furniture company assets for acquisition and the negotiation, drafting and execution of relevant agreements and other documents will require substantial management time and attention in addition to costs for accountants, attorneys and others. If a decision is made not to complete a specific acquisition, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific acquisition, we may fail to consummate the acquisition for any number of reasons including those beyond our control.

Ownership may become diluted if we conduct a rights offering.

Our board is considering a rights offering to raise additional cash for acquisition purposes. If we conduct a rights offering and you do not participate, you will experience dilution in your ownership.

If we do not acquire sufficient assets by March 2019, we may be required to register under the Investment Company Act of 1940.

Under Section 3(a)(l)(C) of the Investment Company Act of 1940 (the "1940 Act"), an issuer is deemed to be an investment company if it is engaged in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of the issuer's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. The 1940 Act defines “investment securities” broadly to include virtually all securities except U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves regulated or exempt investment companies. Consequently, the subordinated promissory note we received from Buyer as part of the consideration for the Asset Sale may be considered an investment security and we may fall within the scope of Section 3(a)(1)(C) of the 1940 Act.

A company that falls within the scope of Section 3(a)(1)(C) of the 1940 Act can avoid being regulated as an investment company if it can rely on certain of the exclusions under the 1940 Act. One such exclusion that we believe applies is Rule 3a-2 under the 1940 Act, which allows a 3(a)(1)(C) investment company (as a "transient investment company") a grace period of one year from the date of classification (in our case, the date of the Asset Sale, which was March 2, 2018) to avoid registration under the 1940 Act, so long as it does not intend to engage primarily in the business of investing, reinvesting, owning, holding or trading in securities. We do not intend to engage primarily in the business of investing, reinvesting, owning, holding or trading in securities within the meaning of the 1940 Act.

We are evaluating alternatives for using cash proceeds from the Asset Sale for the acquisition of non-furniture related assets. If we do not acquire sufficient assets within one year from closing the Asset Sale to cause us to no longer be an investment company, we could become subject to the 1940 Act and be required to register under the 1940 Act. Registered investment companies are subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates.

If we are required to register under the 1940 Act, compliance with these additional regulatory burdens would increase our operating expenses.

Our common stock may be deemed a “penny stock.”

Our common stock may be considered a "penny stock" as defined in the Exchange Act and the rules thereunder, unless the price of our shares of common stock is at least $5.00. We expect that our share price will remain less than $5.00. Unless our common stock is otherwise excluded from the definition of “penny stock”, the penny stock rules apply. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as our common stock is subject to the penny stock rules, the level of trading activity could be limited and it may be difficult for investors to sell our common stock.

Following the closing of the Asset Sale, we became a “shell company” under the federal securities laws.

As a result of the Asset Sale, we no longer have an operating business, and accordingly, alter the closing of the Asset Sale, we became a shell company as defined by Rule 405 of the Securities Act and Exchange Act Rule 12b-2. Applicable securities rules prohibit shell companies from using a Form S-8 registration statement to register securities pursuant to employee compensation plans and from utilizing Form S-3 for the registration of securities for so long as we are a shell company and for 12 months thereafter.

Additionally, Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. To the extent that we acquire non-furniture related assets in the future, we would be required to file a current report on Form 8-K containing the financial and other information required in a registration statement on Form 10 within four business days following completion of such a transaction.

To assist the Securities and Exchange Commission in the identification of shell companies, we are required to check a box on our quarterly reports on Form 10-Q and our annual reports on Form 10-K indicating that we are a shell company.

To the extent that we would be required to comply with additional disclosure because we are a shell company, we might be delayed in acquiring non-furniture assets that would cause us to cease being a shell company. In addition, under Rule 144 of the Securities Act, a holder of restricted securities of a “shell company” is not allowed to resell their securities in reliance upon Rule 144. The inability to utilize registration statements on Forms S-8 and S-3 would likely increase our costs to register securities in the future. Additionally, the loss of the use of Rule 144 and Form S-8 might make the offering and sale of our securities to employees, directors and others under compensatory arrangements more expensive and less attractive to recipients.

We have identified material weaknesses in our internal control over financial reporting, and we cannot assure you that additional material weaknesses or significant deficiencies will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. A material weakness in internal controls over stock-based compensation expense was identified by management during the fourth quarter of 2017 relating to the design and effectiveness of internal controls related to the accounting with respect to modifications of share-based payment awards. If our remediation efforts for this material weakness is not successful, or if other material weaknesses arise in the future, our ability to properly manage the business may be impaired and we may be unable to accurately report our financial results. This could result in previously reported financial results being restated, which could result in a loss of investor confidence and may lead to a decline in our stock price.

Our executive officers, directors and 10% stockholders have significant voting power and may vote their shares in a manner that is not in the best interest of other stockholders.

Our executive officers, directors and 10% stockholders control approximately 36% of the voting power represented by our outstanding common stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, such as the election of directors or the dissolution of the company. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

Our management is currently and will be employed on a part-time basis for the foreseeable future and will have outside business interests that will require their time and attention and may interfere with their ability to devote all of their time to our business, which may adversely affect our business and operations.

Since our business will be limited until we find a suitable non-furniture assets for acquisition, our only employees consist of our two executive officers, who will be employed for the foreseeable future on a part-time basis and will have outside business interests that could require substantial time and attention. Our executive officers are associated with Hale Partnership Capital Management LLC and devote significant time to its affairs. We cannot accurately predict the amount of time and attention that will be required of our officers to perform their ongoing duties related to outside business interests. The inability of our officers to devote sufficient time to managing our business could have a material adverse effect on our business and operations.

Item 1B.    Unresolved Staff Comments

None.

Item 2.       Properties

Set forth below is certain information with respect to our principal properties until March 2, 2018. We believe that all these properties were well maintained and in good condition. A majority of our distribution facilities were equipped with automatic sprinkler systems and modern fire protection equipment, which we believe were adequate. All facilities set forth below were active and operational.

		Approximate	Owned
		Facility Size	or
Location	Primary Use	(Square Feet)	Leased
Martinsville, VA	Distribution	300,000	Leased
Martinsville, VA	Distribution	140,000	Leased
High Point, NC	Showroom/Office	56,000	Leased
Vietnam	Distribution	5,000(1)	Leased
Mocksville, NC	Distribution	45,000(1)	Leased

(1)	Estimated space as of December 31, 2017. Leased footage is a function of amount of product held with no minimum space commitments.

Effective March 2, 2018, we moved our corporate headquarters to Charlotte, North Carolina where we lease approximately 1,000 square feet of office space.

Item 3.       Legal Proceedings

In the normal course of business, we are involved in claims and lawsuits none of which currently, in our opinion, will have a material adverse effect on our consolidated financial statements.

On February 5, 2018, a putative class action was filed in the United States District Court for the Middle District of North Carolina against us, our directors and certain former directors in connection with the Asset Sale. The lawsuit alleged, among other things, that we violated the Securities Exchange Act of 1934, as amended, by omitting certain material information from the proxy statement relating to the Asset Sale. The complaint sought, among other things, injunctive relief preventing the consummation of the Asset Sale until disclosure of the material information allegedly omitted from the proxy statement, rescission of the Asset Purchase Agreement to the extent already implemented, and the award of attorneys’ and experts’ fees and certain other damages. While we believed the claims were without merit, we determined to provide additional disclosure in a supplement to the proxy statement in order to alleviate the costs, risks and uncertainties inherent with litigation.  We reached an agreement with the plaintiff regarding our additional disclosures and the lawsuit was dismissed on March 12, 2018.

Item 4.       Mine Safety Disclosures

Not Applicable.

Executive Officers of the Registrant

Our executive officers who are elected annually and their ages as of January 1, 2018 are as follows:

Name	Age	Position
Steven A. Hale II	34	Chairman, Chief Executive Officer and Director

Anita W. Wimmer	54	Vice President - Finance/Corporate Controller

Effective December 7, 2017, Glenn Prillaman resigned as President and Chief Executive Officer of the Company and as a member of the Board pursuant to a separation agreement entered into by Mr. Prillaman with the Company. The Board appointed Matthew W. Smith to serve as interim Chief Executive Officer of the Company until his successor was appointed and qualified or until his earlier removal or resignation. Mr. Smith serves as a managing director of The Finley Group, Inc., which provides advisory services to corporate executives, boards of directors, financial institutions, lawyers and private equity sponsors. In connection with the Asset Sale, Mr. Smith resigned as Interim Chief Executive Officer effective March 2, 2018. Effective as of March 2, 2018, Steven A. Hale II, Chairman of the Company’s Board of Directors, was elected Chief Executive Officer of the Company.

Steven A. Hale II is the founder of Hale Partnership Capital Management, LLC, an asset management firm that serves as the investment manager to certain privately held investment partnerships. Mr. Hale has held his position since 2010. From 2007 to 2010, prior to founding Hale Partnership Capital Management, LLC, Mr. Hale was an associate director with Babson Capital Management, LLC, an asset management firm, where he had responsibility for coverage of distressed debt investments across a variety of industries. From 2005 to 2007, Mr. Hale was a leveraged finance analyst with Banc of America Securities. Mr. Hale has served as a director of the Company since February 2017 and as Chairman of the Company’s Board of Directors since November 2017.

Anita W. Wimmer has been principal financial and accounting officer and Secretary since August 2014 and has also served as Vice President – Finance/Corporate Controller since April 2014 and Assistant Secretary from April 1999 until August 2014. She served as Vice President – Corporate Controller from April 2012 until April 2014 and as Vice President – Controller and Treasurer from April 2005 until April 2012. Prior to this, Mrs. Wimmer held various financial positions since her employment with Stanley began in March 1993.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices

Before March 15, 2018, our common stock was traded on the Nasdaq Stock Market under the symbol “STLY”.  As of March 15, 2018, our common stock was delisted from Nasdaq following the Asset Sale. On March 20, 2018, our common stock began trading in the over-the-counter market on the OTCQB under the symbol “STLY”.  The table below sets forth the high and low sales prices per share, for the periods indicated, as reported by Nasdaq.

	2017		2016

	High	Low	High	Low
First Quarter	$1.09	$0.76	$2.88	$2.25
Second Quarter	1.34	0.76	2.90	2.42
Third Quarter	1.39	1.04	3.65	1.66
Fourth Quarter	1.27	0.80	1.99	0.86

As of February 5, 2018, we have approximately 1,799 beneficial stockholders. In August 2016, our Board authorized the payment of two special dividends totaling up to $1.50 per share. The initial special dividend of $1.25 per share was paid on August 19, 2016. The second special dividend of $0.25 per share was paid on November 18, 2016. Until we terminated our revolving credit facility in connection with the Asset Sale, it prohibited the declaration or payment of additional dividends, other than those payable on restricted stock awards.

Issuer Purchases of Equity Securities

The following table summarizes the repurchases of our equity securities during the 12-month period ended December 31, 2017:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs(1)
January 1 to April 1, 2017	-			-	2,969,271
April 2 to July 1, 2017	-			-	2,969,271
July 2 to September 30, 2017	-			-	2,969,271
Nine months ended September 30, 2017	-			-
October 1 to November 4, 2017	-			-	2,969,271
November 5 to December 2, 2017	-			-	2,969,271
December 3 to December 31, 2017	163,214	(2)	0.83	-	2,969,271
Three months ended December 31, 2017	163,214	(2)		-
Twelve months ended December 31, 2017	163,214	(2)

(1)

In July 2012, the Board of Directors authorized the purchase of up to $5.0 million of our common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices the company deems appropriate.

(2)	Represents shares tendered by recipient of restricted stock awards on December 7, 2017 to satisfy tax withholding obligations on vested restricted stock.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of December 31, 2017:

	Number of shares	Weighted-average	Number of shares
	to be issued upon	exercise price	remaining available
	exercise of	of outstanding	for future issuance
	outstanding options,	options, warrants	under equity
	warrants and rights	and rights	compensation plans
Equity compensation plans approved by stockholders	826,582	$5.35	1,384,694

Item 6.      Selected Financial Data

Not required to be provided by a smaller reporting company.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

At the end of the first quarter of 2016, we had cash of $25.9 million on our balance sheet as a result of the surrender of corporate-owned life insurance policies and previously received distributions under the Continued Dumping and Subsidy Offset Act.  In January 2016, our Board established a special committee to consider potential strategic and capital allocation opportunities. In May 2016, our Board, in connection with the committee’s consideration of potential strategic and capital allocation opportunities, met with prospective financial advisors and in June 2016 engaged Stephens Inc. (Stephens) as its financial advisor in connection with the consideration of potential strategic and capital allocation opportunities. On July 26, 2016, our Board met with representatives of Stephens to discuss Stephens’ views on potential strategic and capital allocation opportunities and their recommendation that our Board consider a special dividend of surplus cash to our stockholders and pursue a potential sale of our company while leaving open a standalone strategy if our future results of operations indicated a superior return to stockholders than selling the business. In August 2016, we announced our Board’s intention to issue to stockholders two special dividends totaling $1.50 per share ($22.1 million in the aggregate) and representing cash in excess of the cash needed to execute our business plan.  The first dividend payment was made in August 2016 and the second payment was made in October 2016 after we obtained a credit facility to fund fluctuations in working capital.

During 2017, sales remained relatively stable, increasing approximately 1% as compared to prior year. During the first three quarters, we continued to sustain a period of poor service caused by past sourcing issues. However, in the third quarter 2017, our inventory availability position which previously hindered demand for our products were drastically improved, which resulted in increased sales during both the third and fourth quarters of 2017. As of September 30, 2017, we had negative cash flow from operations of $3.0 million, which was a direct result of abnormally high shipments over the last few months from our overseas suppliers to improve our inventory stock availability position. As a result, we utilized our revolving credit facility from time to time and, in November 2017, we obtained a waiver from our lender to eliminate the fixed charge coverage ratio requirement which removed any financial covenant requirements and allowed us to borrow on the revolver through October 2018. During the fourth quarter 2017, management has continued to reduce and/or delay operating expenses and utilize our line of credit availability as necessary in order to meet obligations as they become due.

On March 2, 2018, we sold substantially all of our assets to Churchill Downs LLC, pursuant to the terms of the Asset Purchase Agreement, dated as of November 20, 2017, as amended by the First Amendment thereto dated January 22, 2017. As consideration for the Asset Sale, Buyer paid a purchase price consisting of cash in the amount of approximately $10.8 million (of which approximately $1.3 million was used to pay the outstanding amount under our credit agreement), a subordinated promissory note in the principal amount of approximately $7.4 million, and a 5% equity interest in Buyer’s post-closing ultimate parent company, Churchill Downs Holdings Ltd., a British Virgin Islands business company. Buyer also assumed substantially all of our liabilities.

We anticipate that our expenses relating to the Asset Sale following the closing of the Asset Sale will be approximately $2.8 million, which includes financial advisory fees, legal fees, amounts owed under our Change in Control Protection Agreement with our principal financial officer, amounts owed to our former chief executive officer under the terms of his separation agreement, and other fees and expenses.

As previously announced, we do not intend to liquidate following the closing of the Asset Sale.   We also previously indicated our board of directors would evaluate alternatives for use of the cash consideration, which were expected to include using a portion of the cash to either repurchase our common stock or pay a special dividend to stockholders and also using a portion of the cash to acquire non-furniture related assets that will allow us to potentially derive a benefit from its net operating loss carryforwards. Our board of directors has determined not to pay a special dividend, but to use our existing authorization for stock repurchases to repurchase our common stock from time to time in the open market, in privately negotiated transactions, or otherwise, at prices we deem appropriate. Our board anticipates retaining the remaining cash for use in acquiring non-furniture related assets and to fund operating expenses until an acquisition.  Our board is also considering a rights offering of our common stock to existing stockholders to raise additional cash for acquisition purposes which could provide us greater resources and flexibility in acquiring non-furniture assets.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in the Consolidated Statements of Operations:

	For the Years Ended
	December 31,
	2017	2016
Net sales	100.0%	100.0%
Cost of sales	89.3	81.1
Gross profit	10.7	18.9
Selling, general and administrative expenses	28.9	31.4
Operating loss	(18.2)	(12.5)
CDSOA income, net	1.0	2.4
Other income, net	.1	.1
Interest expense, net	-	.2
Loss before income taxes	(17.1)	(10.2)
Income tax expense	(.1)	1.6
Net loss	(17.1)%	(11.8)%

2017 Compared to 2016

Net sales increased $0.6 million, or 1.4%, in 2017 compared to 2016. An 8.2% increase in unit volume was mostly offset by a decrease in average selling prices.  Increase in unit volume and decrease in average selling prices was primarily the result of a large order on obsolete goods shipped to a buyer during the fourth quarter.  The Board, along with the Buyer in the Asset Sale, decided that they would like to sell as much obsolete inventory as possible before the closing of the Asset Sale, which had been previously written down to net realizable value.  The orders consisted of approximately 12,000 units with a net sales value of $1.2 million.  Excluding this order, net sales would have decreased 1.3% for the year.

Gross profit decreased to $4.8 million, or 10.7% of net sales, from $8.4 million, or 18.9% of net sales, in 2016. The decline in gross margin also resulted primarily from the large sale of obsolete goods mentioned above and additional inventory write-downs for newer product not retailing. Excluding these items, our gross margin would have been 17.8%. Margins were also negatively impacted by increased warehouse and shipping cost related to the increased volume of product received into our warehouses and quality issues related to finishing.

Selling, general and administrative expenses for 2017 were $13.0 million, or 28.9% of net sales, compared to $14.0 million, or 31.4% of net sales, in 2016.  Cost-cutting measures to lower salaries and benefits and reduced advertising and marketing costs were partially offset by an increase in one-time charges in legal and professional expenses related to the Asset Purchase Agreement and compensation costs related to a separation agreement with our former chief executive officer.

As a result of the above, our operating loss was $8.2 million, or (18.2%) of net sales, in 2017, compared to an operating loss of $5.6 million, or (12.5%) of net sales, in 2016.

During the current year we received $0.4 million in funds under the CDSOA compared to $1.1 million in 2016.

Interest expense for 2017 decreased $98,000 from the comparable 2016 period. Interest expense in the prior year was composed of interest on loans against cash surrender value of insurance policies used to fund our legacy deferred compensation plan. The decrease in expense was due to paying off these outstanding loans with excess cash when we liquidated our corporate-owned life insurance policies in the first quarter of 2016.

Our 2017 effective tax rate was 0.5%, compared with negative 15.8% in 2016. As indicated above, we surrendered our corporate-owned life insurance policies during the first quarter of 2016, which resulted in taxable income. The premiums paid and the growth in surrender value of these policies were excludable from taxable income over the life of these polices when held until death of the covered lives, but this growth, net of premiums paid, became taxable when we surrendered the policies. The aggregate impact of the surrender of these policies in the first quarter of 2016 was $24.0 million in taxable income. Most of this income was offset by net operating loss carryforwards. The income tax expense associated with the surrender of the corporate-owned life insurance policies was largely recognized during the first quarter of 2016. The income tax expense recognized was the result of alternative minimum tax liability associated with the surrender of the corporate-owned life insurance policies and state income taxes. The alternative minimum tax limits our ability to offset all of our income with net operating loss carryforwards.

We have substantially completed our provisional analysis of the income tax effects of the Tax Act and recorded a reasonable estimate of such effects. However, the SEC staff issued guidance regarding application of Financial Accounting Standards Board income tax guidance in the reporting period that includes December 22, 2017 – the date on which the Tax Act was signed into law – to address situations when a company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. We have estimated the tax impacts related to the impact to deferred tax assets and liabilities and included these amounts in our consolidated financial statements for the year ended December 31, 2017, on a provisional basis. In this regard, the Tax Act repeals the corporate alternative minimum tax, or AMT, regime, including claiming a refund and full realization of remaining AMT credits. We have not been able to make a reasonable estimate with respect to the realization of existing AMT credit carryforwards, and accordingly, continue to apply the income tax-related accounting guidance that was in effect immediately prior to the enactment of the Tax Act. In order for us to complete the income tax effects of the Tax Act on the existing AMT deferred tax asset, we need to further analyze the nature, validity, and recoverability of the AMT-related deferred tax credit carryforwards prior to recording the underlying appropriate tax benefit. Accordingly, the ultimate impact related to the Tax Act may differ, possibly materially, due to, among other things, completing our analysis of the realization of available AMT credit refunds, further refinement of our calculations, changes in interpretations and assumptions that we made, additional guidance that may be issued by the U.S. Government, and actions and related accounting policy decisions that we may take as a result of the Tax Act. We expect this analysis to be complete when our 2017 U.S. corporate income tax return is filed in 2018.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand and cash generated from operations. While we believe that our business strategy will be successful, we cannot predict with certainty the ultimate impact on our revenues, operating costs and cash flow from operations.  We expect cash on hand to be adequate for ongoing operational expenditures over the next twelve months, as a direct result of the cash proceeds received from the asset sale.   As of December 31, 2017, and for the year ended December 31, 2017, we had approximately $1.0 million in available cash, a net loss of $7.7 million and negative cash flow from operations of $2.7 million. As a result, during the fourth quarter we utilized our revolving credit facility from time to time. In November 2017, we obtained a waiver from our lender to eliminate the fixed charge coverage ratio requirement which removed any financial covenant requirements through October 2018.

On December 7, 2017, we entered into a letter of consent with our lender to waive any events of default relating to our entry into the Asset Purchase Agreement. The lender also agreed to consent to Matthew Smith’s replacement of Glenn Prillaman as the Company’s Chief Executive Officer on an interim basis. Pursuant to the terms of the consent above and an additional consent received on February 28, 2018, our borrowing capacity under our revolving credit facility was limited to $2 million (including the amount of any letters of credit) until March 15, 2018. On March 2, 2018, in connection with the Asset Sale discussed in Note 11 to the Consolidated Financial Statements, we terminated this credit agreement and the related security agreement.

Working capital, excluding cash on hand and restricted cash, decreased during 2017 to $14.2 million from $18.8 million at December 31, 2016.

Cash used by operating activities was $2.7 million in 2017 and $2.6 million in 2016. The net amount of cash received from customers and cash paid to suppliers and employees in 2017 was consistent with 2016.

Cash provided by investing activities in 2017 included proceeds from sale of property, plant and equipment and the reduction in restricted cash, partially offset by purchases of property, plant and equipment. Cash generated from investing activities in 2016 was due to $28.1 million in proceeds from the surrender of corporate-owned life insurance policies.

Net cash used by financing activities in 2017 was $619,000 compared to $27.8 million in 2016. We paid $483,000 in dividends on restricted stock that vested during 2017. During the prior year we used $21.3 million for a special dividend, $5.5 million to pay off the remaining outstanding life insurance policy loans in conjunction with our decision to surrender these corporate-owned life insurance policies and $1.0 million for the repurchase and retirement of 400,000 shares of our common stock.

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

In November 2016 and 2017, Customs distributed $3.3 million and $1.2 million in collected duties that were available for distribution in 2016 and 2017, respectively. Our portion of these distributions were $1.1 million and 433,000, respectively, representing 33.5% of the balance available for distribution in 2016 and 37.1% of the balance available for distribution in 2017. As of October 1, 2017, Customs reported that approximately $233,000 in cash deposits or other security paid at the time of import on subject entries remains in a clearing account balance, which potentially may become available for distribution under the CDSOA to eligible domestic manufacturers in connection with the case involving bedroom furniture imported from China. The final amounts available for distribution may be higher or lower than the preliminary amounts reported in the clearing account due to liquidations, reliquidations, protests, and other events affecting entries. Assuming that our percentage allocation in the future is the same as it was for the 2017 distribution (approximately 37.1% of the funds distributed), we could receive approximately $87,000 in CDSOA funds at some point in the future.

Due to the uncertainty of the administrative processes, we cannot provide assurances as to future amounts of additional CDSOA funds that ultimately will be received, if any, and we cannot predict when we may receive any additional CDSOA funds.

New Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Currently, net benefit cost is reported as an employee cost within operating income (or capitalized into assets where appropriate). The amendment requires the bifurcation of net benefit cost. The service cost component will be presented with the other employee compensation costs in operating income (or capitalized in assets). The other components will be reported separately outside of operations and will not be eligible for capitalization. The amendment is effective for public entities for annual reporting periods beginning after December 15, 2017. Early adoption will be permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. The guidance is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost (including gains and losses on curtailments and settlements, and termination benefits paid through plans), and on a prospective basis for the capitalization of only the service cost component of net benefit cost. Amounts capitalized into assets prior to the date of adoption should not be adjusted through a cumulative effect adjustment, but should continue to be recognized in the normal course, as for example, inventory is sold or fixed assets are depreciated. The Company has no service cost component in its net benefit cost. The impact of adopting this amendment will be the movement of approximately $340,000 of annual net benefit cost from within operating income to a separate expense outside of operations.

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

In February 2016, the FASB issued its final lease accounting standard, FASB Accounting Standard Codification ("ASC"), Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of -use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). Our leases as of December 31, 2017 principally relate to real estate leases for corporate office, showrooms and warehousing. The new standard will be effective for the first quarter of our fiscal year ending December 31, 2019. Early adoption is permitted. We are evaluating the effect that ASU 2016-02 will have on the consolidated financial statements and related disclosures by reviewing all long-term leases and determining the potential impact. The standard is to be applied under the modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which supersedes existing revenue recognition requirements in U.S. GAAP.  The updated guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, the guidance establishes a five-step approach for the recognition of revenue. In March, April, May and December 2016, the FASB issued further guidance to provide clarity regarding principal versus agent considerations, the identification of performance obligations and certain other matters.  The updates are currently effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Financial statement disclosures required under the guidance will enable users to understand the nature, amount, timing, judgments and uncertainty of revenue and cash flows relating to contracts with customers.  We are substantially complete with the analysis of our contracts to support revenue recognition and corresponding disclosures on our consolidated financial statements from the adoption of the new standard.  Based on the analysis of our contracts with customers, the timing, measurement, and presentation of revenues based on Topic 606 is consistent with our revenues under Topic 605. We adopted the above standard utilizing the modified retrospective method beginning January 1, 2018, with no adjustment to the opening balance of retained earnings.

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

Inventory valuation – Inventory is valued at the lower of cost or net realizable value. Cost for all inventories is determined using the first-in, first-out (FIFO) method. We evaluate our inventory to determine excess or slow-moving items based on current order activity and projections of future demand. For those items identified, we estimate our market value based on current trends. Those items having a market value less than cost are written down to their market value. If we fail to forecast demand accurately, we could be required to write off additional non-saleable inventory, which would also reduce our earnings.

Deferred taxes - On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law. The income tax effects of changes in tax laws are recognized in the period when enacted.  Among its numerous changes to the Internal Revenue Code, the Act reduces U.S. corporate rates from 35% to 21% for periods beginning on or after January 1, 2018.  We have remeasured our deferred tax assets at the lower corporate tax rate, however, this was offset by a corresponding adjustment to the Company’s full valuation allowance. Additional federal and state interpretive guidance is still forthcoming that could potentially affect the measurement of these balances or give rise to new deferred tax amounts.   As such, the remeasurement of our deferred tax balance is provisional pending future guidance.  We reasonably anticipate that any such guidance will be available prior to December 31, 2018.

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

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2017, the end of the period covered by this Annual Report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, we identified one material weakness as of December 31, 2017.

During the fourth quarter of 2017, we identified a material weakness in our internal controls over stock-based compensation expense. Specifically, we did not design and maintain effective controls related to the accounting with respect to modifications of share-based payment awards.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements could occur but will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

Other than the identification of the material weakness related to stock-based compensation expense, there were no changes in the Company’s internal controls over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting during the year ended December 31, 2017.

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Information related to our directors is set forth under the caption “Election of Directors” of our proxy statement (the “2018 Proxy Statement”) for our 2018 annual meeting of shareholders. Such information is incorporated herein by reference.

Information relating to compliance with section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2018 Proxy Statement and is incorporated herein by reference.

Information relating to the Audit Committee and Board of Directors’ determinations concerning whether a member of the Audit Committee of the Board is a “financial expert” as that term is defined under Item 407(d) (5) of Regulation S-K is set forth under the caption “Board and Board Committee Information” of our 2018 Proxy Statement and is incorporated herein by reference.

Information concerning our executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.”

We have adopted a code of ethics that applies to our associates, including the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics is posted on our website at www.hgholdingsinc.net . Amendments to and waivers from our code of ethics will be posted to our website when permitted by applicable SEC rules and regulations.

Item 11.     Executive Compensation

Information relating to our executive compensation is set forth under the caption “Executive Compensation” of our 2018 Proxy Statement. Such information is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our information relating to this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” of our 2018 Proxy Statement. Such information is incorporated herein by reference.

Information concerning our equity compensation plan is included in Part II of this report under the caption “Equity Compensation Plan Information.”

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Our information relating to this item is set forth under the captions “Corporate Governance – Review of Transactions with Related Persons” and “Corporate Governance - Board and Board Committee Information” of our 2018 Proxy Statement. Such information is incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services

Our information relating to this item is set forth under the caption “Independent Public Auditors” of our 2018 Proxy Statement. Such information is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a)        Documents filed as a part of this Report:

(1)	The following consolidated financial statements are included in this report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Operations for each of the two years in the period ended December 31, 2017
Consolidated Statements of Comprehensive Loss for each of the two years ended in the period ended December 31, 2017
Consolidated Statements of Changes in Stockholders’ Equity for each of the two years in the period ended December 31, 2017
Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2017
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts for each of the two years in the period ended December 31, 2017

(b)	Exhibits:

2.1

Asset Purchase Agreement, dated as of November 20, 2017, by and between Churchill Downs, LLC and Stanley Furniture Company, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 20, 2017). (1)

2.2

First Amendment to Asset Purchase Agreement, dated as of January 22, 2018, by and between Churchill Downs, LLC and Stanley Furniture Company, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 23, 2018) (1)

3.1	The Restated Certificate of Incorporation of the Registrant.

3.2	By-laws of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed November 20, 2017).

3.3

Certificate of Designation of Series A Participating Preferred Stock of Stanley Furniture Company, Inc. (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K (Commission File No. 0-14938) filed December 6, 2016).

4.1

The Certificate of Incorporation, By-laws and  Certificate of Designation of Series A Participating Preferred Stock of the Registrant as currently in effect (incorporated by reference to Exhibit 3.1, Exhibit 3.2 and Exhibit 3.3 hereto).

4.2

Rights Agreement, dated as of December 5, 2016, between Stanley Furniture Company, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K (Commission File No. 0-14938) filed December 6, 2016).

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

10.2

Change in Control Protection Agreement, dated December 11, 2015, by and between Stanley Furniture Company, Inc. and Anita Wimmer (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (commission File No. 0-14938) filed on December 17, 2015). (2)

10.3

2008 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement (Commission File No. 0-14938) for the annual meeting of stockholders held on April 15, 2008).(2)

10.4

Form of Stock Option Award under 2008 Incentive Plan (Officers) (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2008).(2)

10.5

Form of Stock Option Award under 2008 Incentive Plan (Directors) (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2008).(2)

10.6

Form of Restricted Stock Grant under 2008 Incentive Plan (Officers) (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2011.(2)

10.7

2012 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement (Commission File No. 0-14938) for the annual meeting of stockholders held on April 18, 2012). (2)

10.8

Form of Stock Option Award under 2012 Incentive Plan (Officers) (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2012). (1)

10.9

Form of Restricted Stock Award under 2012 Incentive Plan (Officers) (time vesting) (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2012). (2)

10.10

Form of Restricted Stock Award under 2012 Incentive Plan (Directors) (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K (Commission File No. 0-14938) for year ended December 31, 2014). (2)

10.11

Form of Restricted Stock Award under 2012 Incentive Plan (Officers) (time and performance vesting) (incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-K (Commission File No. 0-14938) for year ended December 31, 2014).(2)

10.12

Form of Restricted Stock Award under 2012 Incentive Plan (Officers) (performance vesting) (incorporated by reference to Exhibit 10.23 to Registrant’s Form 10-K (Commission File No. 0-14938) for year ended December 31, 2014).(2)

10.13

Agreement dated January 7, 2016 by and among Stanley Furniture Company, Inc. and the entities and natural persons listed on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (Commission File No. 0-14938) filed January 8, 2016).

10.14

Credit Agreement, dated as of October 25, 2016, by and between Stanley Furniture Company, Inc. and Well Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended October 1, 2016).

10.15

Security Agreement, dated as of October 25, 2016, by and among Stanley Furniture Company, Inc., Stanley Furniture Company 2.0, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended October 1, 2016).

10.16

Amendment effective as of November 30, 2016 to Employment Agreement between Stanley Furniture Company, Inc. and Glenn Prillaman dated July 22, 2016 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (Commission File No. 0-14938) filed December 2, 2016).(2)

10.17

Amendment effective as of November 30, 2016 to Change in Control Protection Agreement between Stanley Furniture Company, Inc. and Anita Wimmer effective as of December 11, 2015 (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K (Commission File No. 0-14938) filed December 2, 2016).(2)

10.18

Agreement, dated as of January 30, 2017, by and among Stanley Furniture Company, Inc. and the entities and natural persons listed on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (Commission File No. 0-14938) filed January 30, 2017).

10.19

Amendment No. 1, dated as of January 30, 2017, to the Agreement, dated as of January 7, 2016, by and among Stanley Furniture Company, Inc. and the entities and natural persons listed on Exhibit A thereto (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K (Commission File No. 0-14938) filed January 30, 2017).

10.20

Employment Agreement dated July 22, 2016 between Stanley Furniture Company, Inc. and Glenn Prillaman (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q (Commission File No. 0-14938) for the quarter ended July 2, 2016).(2)

10.21

Separation Agreement by and between Glenn Prillaman and Stanley Furniture Company, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K (Commission File No. 0-14938) filed December 8, 2017) .(2)

10.22

Consent Agreement, dated December 7, 2017, between Stanley Furniture Company, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (Commission File No. 0-14938) filed December 8, 2017).

10.23

Engagement Letter, effective October 23, 2017, between Stanley Furniture Company, Inc. and The Finely Group, Inc. (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K (Commission File No. 0-14938) filed December 8, 2017).

10.24

Share Purchase Agreement, dated as of December 8, 2017, between Hale Partnership Fund, L.P., Talanta Fund, L.P. and the other entities and natural persons party thereto, including, for limited purposes, Stanley Furniture Company, Inc. (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K (Commission File No. 0-14938) filed December 8, 2017.

10.25

Subordinated Promissory Note, dated March 2, 2018, of Churchill Downs LLC in favor of Stanley Furniture Company, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 8, 2018)

10.26

Intercreditor and Debt Subordination Agreement, dated March 2, 2018, between Stanley Furniture Company, Inc. and North Mill Capital LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 8, 2018)

21	List of Subsidiaries. (3)

23.1	Consent of BDO USA, LLP. (3)

31.1	Certification by Steven A. Hale II, our Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (3)

31.2	Certification by Anita W. Wimmer, our Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (3)

32.1	Certification by Steven A. Hale II, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)

32.2	Certification by Anita W. Wimmer, our Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)

101

The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) condensed consolidated statements of comprehensive (loss) income, (iv) condensed consolidated statements of cash flows, (v) the notes to the consolidated financial statements, and (vi) document and entity information. (3)

________________________________________________
(1) (2) (3) (4)

Certain schedules to these agreements have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules and/or exhibits will be furnished to the SEC upon request.

Management contract or compensatory plan

Filed Herewith

Furnished Herewith

Item 16.     10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HG HOLDINGS, INC.

March 23, 2018	By:	/s/Steven A. Hale II
Steven A. Hale II
Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Steven A. Hale II (Steven A. Hale)	Chairman, Chief Executive Officer and Director	March 23, 2018

/s/John D. Lapey (John D. “Ian” Lapey)	Director	March 23, 2018

/s/Anita W. Wimmer (Anita W. Wimmer)	Vice-President – Finance/Corporate Controller (Principal Financial and Accounting Officer)	March 23, 2018

/s/Jeffrey S. Gilliam (Jeffrey S. Gilliam)	Director	March 23, 2018

HG HOLDINGS, INC. (FORMERLY STANLEY FURNITURE COMPANY, INC.)

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

HG Holdings, Inc.

High Point, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HG Holdings, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years  then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

As described in Note 11, the Company sold substantially all of their assets to Churchill Downs LLC on March 2, 2018.  Our opinion is not modified with respect to this matter.

We have served as the Company’s auditor since 2014.

/s/ BDO USA, LLP

Raleigh, North Carolina

March 23, 2018

HG HOLDINGS, INC. (FORMERLY STANLEY FURNITURE COMPANY, INC.)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$975	$4,212
Restricted cash	631	663
Accounts receivable, less allowances of $203 and $272	3,146	3,492
Inventory, net	23,231	22,951
Prepaid expenses and other current assets	545	729
Total current assets	28,528	32,047

Property, plant and equipment, net	1,449	1,606
Other assets	2,593	2,868
Total assets	$32,570	$36,521

LIABILITIES
Current liabilities:
Accounts payable	$9,252	$5,674
Accrued salaries, wages and benefits	1,781	1,371
Deferred revenue	500	759
Other accrued expenses	1,207	593
Total current liabilities	12,740	8,397

Deferred compensation	4,101	4,219
Supplemental retirement plan	1,701	1,724
Other long-term liabilities	1,793	2,199
Total liabilities	20,335	16,539

Commitments and Contingencies (Footnote 9)

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 25,000,000 shares authorized, 14,920,117 and 14,730,805 shares issued and outstanding at December 31, 2017 and 2016, respectively	298	275
Capital in excess of par value	17,104	16,840
Retained (deficit) earnings	(2,745)	5,129
Accumulated other comprehensive loss	(2,422)	(2,262)
Total stockholders’ equity	12,235	19,982
Total liabilities and stockholders’ equity	$32,570	$36,521

The accompanying notes are an integral part

 of the consolidated financial statements.

HG HOLDINGS, INC. (FORMERLY STANLEY FURNITURE COMPANY, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2017	2016
Net sales	$45,178	$44,574

Cost of sales	40,342	36,160

Gross profit	4,836	8,414

Selling, general and administrative expenses	13,042	13,982

Operating loss	(8,206)	(5,568)

Income from Continued Dumping and Subsidy Offset Act, net	433	1,103
Other income, net	32	26
Interest expense, net	3	101

Loss before income taxes	(7,744)	(4,540)

Income tax (benefit) expense	(35)	718

Net loss	$(7,709)	$(5,258)

Loss per share:
Basic	$(.54)	$(.37)
Diluted	$(.54)	$(.37)

Weighted average shares outstanding:
Basic	14,236	14,139
Diluted	14,236	14,139

Dividend per share:
Special dividend	$-	$1.50

The accompanying notes are an integral part

of the consolidated financial statements.

HG HOLDINGS, INC. (FORMERLY STANLEY FURNITURE COMPANY, INC.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (in thousands)

	For the Years Ended December 31,
	2017	2016

Net loss	$(7,709)	$(5,258)
Other comprehensive (loss) income:
Actuarial loss (gain)	268	174
Amortization of actuarial loss	(108)	(87)
Adjustments to net periodic postretirement loss (benefit)	160	87
Comprehensive loss	$(7,869)	$(5,345)

The accompanying notes are an integral part

of the consolidated financial statements.

HG HOLDINGS, INC. (FORMERLY STANLEY FURNITURE COMPANY, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For each of the two years in the period ended December 31, 2017

(in thousands)

					Accumulated
			Capital in	Retained	Other
	Common Stock		Excess of	Earnings	Comprehensive
	Shares	Amount	Par Value	(Deficit)	(Loss) Income	Total

Balance at December 31, 2015	14,907	$283	$17,521	$32,023	$(2,175)	$47,652

Net loss	-	-	-	(5,258)	-	(5,258)
Other comprehensive loss	-	-	-	-	(87)	(87)
Special dividends declared	-	-	-	(21,636)	-	(21,636)
Restricted stock grants	231	-	-	-	-	-
Stock purchase and retirement	(400)	(8)	(1,004)	-	-	(1,012)
Stock purchase and retirement for tax withholdings on vesting of restricted awards	(7)	-	(15)	-	-	(15)
Stock-based compensation	-	-	338	-	-	338

Balance at December 31, 2016	14,731	$275	$16,840	$5,129	$(2,262)	$19,982

Net loss	-	-	-	(7,709)	-	(7,709)
Other comprehensive loss	-	-	-	-	(160)	(160)
Dividends				(165)		(165)
Restricted stock grants	458	-	-	-	-	-
Restricted stock forfeited	(106)	-	-	-	-	-
Stock purchase and retirement for tax withholdings on vesting of restricted awards	(163)	-	(136)	-	-	(136)
Other		23	(23)	-	-	-
Stock-based compensation	-	-	423	-	-	423

Balance at December 31, 2017	14,920	$298	$17,104	$(2,745)	$(2,422)	$12,235

The accompanying notes are an integral part

of the consolidated financial statements.

HG HOLDINGS, INC. (FORMERLY STANLEY FURNITURE COMPANY, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended
	December 31,
	2017	2016
Cash flows from operating activities:
Cash received from customers	$45,227	$48,248
Cash paid to suppliers and employees	(48,328)	(51,243)
Cash from Continued Dumping and Subsidy Offset Act, net	433	1,103
Interest paid, net	(3)	(191)
Income tax payments	19	(510)
Net cash used in operating activities	(2,652)	(2,593)

Cash flows from investing activities:
Proceeds from surrender of corporate-owned life insurance policies	-	28,139
Decrease in restricted cash	32	-
Proceeds from sale of assets	24	-
Purchase of other assets	(22)	(14)
Net cash provided by investing activities	34	28,125

Cash flows from financing activities:
Stock purchase and retirement for tax withholdings on vesting of restricted awards	(136)	(15)
Payments on insurance policy loans	-	(5,495)
Payment of dividends	(483)	(21,282)
Purchase and retirement of common stock	-	(1,012)
Net cash used in financing activities	(619)	(27,804)

Cash flows from discontinued operations:
Cash used in operating activities	-	(13)
Net cash used in discontinued operations	-	(13)

Net decrease in cash	(3,237)	(2,285)
Cash at beginning of year	4,212	6,497
Cash at end of year	$975	$4,212

Reconciliation of net loss to net cash used in operating activities:

Net loss	$(7,709)	$(5,258)
Depreciation	171	181
Amortization	290	289
Stock-based compensation	423	338
Gain on sale of property, plant and equipment	(16)	-
Changes in assets and liabilities:
Accounts receivable	346	3,433
Inventories	(280)	(2,017)
Prepaid expenses and other assets	169	(176)
Accounts payable	3,578	233
Accrued salaries, wages and benefits	266	(250)
Other accrued expenses	368	235
Other long-term liabilities	(258)	399
Net cash used in operating activities	$(2,652)	$(2,593)

The accompanying notes are an integral part

of the consolidated financial statements

HG HOLDINGS, INC. (FORMERLY STANLEY FURNITURE COMPANY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies

Organization and Basis of Presentation

The consolidated financial statements include HG Holdings, Inc., formerly Stanley Furniture Company, Inc., and our wholly owned subsidiaries (the “Company”). All significant inter-company accounts and transactions have been eliminated. We were a leading design, marketing and sourcing resource in the middle-to-upscale segment of the wood furniture residential market.

For financial reporting purposes, we operate in one reportable segment where substantially all revenues are from the sale of residential wood furniture products.

On March 2, 2018, we sold substantially all of our assets (the “Asset Sale”) to Churchill Downs LLC (“Buyer”), pursuant to the terms of the Asset Purchase Agreement, dated as of November 20, 2017, as amended by the First Amendment thereto dated January 22, 2017 (the “Asset Purchase Agreement”).  As consideration for the Asset Sale, Buyer paid a purchase price consisting of cash in the amount of approximately $10.8 million (of which approximately $1.3 million was used to pay the outstanding amount under our credit agreement), a subordinated promissory note in the principal amount of approximately $7.4 million, and a 5% equity interest in Buyer’s post-closing ultimate parent company, Churchill Downs Holdings Ltd., a British Virgin Islands business company.  Buyer also assumed substantially all of our liabilities.

As a result of the sale, on   March 2, 2018, the Company’s Board of Directors approved an amendment to the Company’s Restated Certificate of Incorporation to change the name of the Company to HG Holdings, Inc. The amendment became effective upon the filing of a Certificate of Amendment with the Secretary of State of the State of Delaware on March 2, 2018.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or Net realizable value. Cost is determined based solely on those charges incurred in the acquisition and production of the related inventory (i.e. material, freight, labor and overhead).  Management regularly examines inventory to determine if there are indicators that the carrying value exceeds its net realizable value.  Experience has shown that the most significant indicators of the need for inventory markdowns are the age of the inventory and the planned discontinuance of certain items.  As a result, we provide inventory valuation write-downs based upon established percentages based on age of the inventory and planned discontinuance of certain items.  As of December 31, 2017 and 2016, we had approximately $23.2 million and $23.0 million of finished goods, net of a valuation allowance of $2.5 million and $1.3 million, respectively.

Property, Plant and Equipment

Depreciation of property, plant and equipment is computed using the straight-line method based upon the estimated useful lives.  Depreciation expense is charged to cost of sales or selling, general and administrative expenses based on the nature of the asset.  Gains and losses related to dispositions and retirements are included in income.  Maintenance and repairs are charged to income as incurred; renewals and betterments are capitalized.  Assets are reviewed for possible impairment when events indicate that the carrying amount of an asset may not be recoverable.  Assumptions and estimates used in the evaluation of impairment may affect the carrying value of property, plant and equipment, which could result in impairment charges in future periods.  Our depreciation policy reflects judgments on the estimated useful lives of assets.  Our long-lived assets were tested for impairment at December 31, 2017 and determined that the long-lived assets were not impaired.

Capitalized Software Cost

We amortize purchased computer software costs using the straight-line method over the estimated economic lives of the related products. Unamortized cost at December 31, 2017 and 2016 was approximately $2.1 million and $2.4 million, respectively, and is included in other assets.

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

New Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Currently, net benefit cost is reported as an employee cost within operating income (or capitalized into assets where appropriate). The amendment requires the bifurcation of net benefit cost. The service cost component will be presented with the other employee compensation costs in operating income (or capitalized in assets). The other components will be reported separately outside of operations and will not be eligible for capitalization. The amendment is effective for public entities for annual reporting periods beginning after December 15, 2017. Early adoption will be permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. The guidance is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost (including gains and losses on curtailments and settlements, and termination benefits paid through plans), and on a prospective basis for the capitalization of only the service cost component of net benefit cost. Amounts capitalized into assets prior to the date of adoption should not be adjusted through a cumulative effect adjustment, but should continue to be recognized in the normal course, as for example, inventory is sold or fixed assets are depreciated. The Company has no service cost component in its net benefit cost. The impact of adopting this amendment will be the movement of approximately $340,000 of annual net benefit cost from within operating income to a separate expense outside of operations.

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

In February 2016, the FASB issued its final lease accounting standard, FASB Accounting Standard Codification ("ASC"), Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of -use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). Our leases as of December 31, 2017 principally relate to real estate leases for corporate office, showrooms and warehousing. The new standard will be effective for the first quarter of our fiscal year ending December 31, 2019. Early adoption is permitted. We are evaluating the effect that ASU 2016-02 will have on the consolidated financial statements and related disclosures by reviewing all long-term leases and determining the potential impact. The standard is to be applied under the modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented.

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

In  May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which supersedes existing revenue recognition requirements in U.S. GAAP.  The updated guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, the guidance establishes a five-step approach for the recognition of revenue. In  March,  April,  May and  December 2016, the FASB issued further guidance to provide clarity regarding principal versus agent considerations, the identification of performance obligations and certain other matters.  The updates are currently effective for annual reporting periods beginning after  December 15, 2017, including interim periods within that reporting period.  Financial statement disclosures required under the guidance will enable users to understand the nature, amount, timing, judgments and uncertainty of revenue and cash flows relating to contracts with customers.  We are substantially complete with the analysis of our contracts to support revenue recognition and corresponding disclosures on our consolidated financial statements from the adoption of the new standard.  Based on the analysis of our contracts with customers, the timing, measurement, and presentation of revenues based on Topic 606 is consistent with our revenues under Topic 605. We adopted the above standard utilizing the modified retrospective method beginning  January 1, 2018, with no adjustment to the opening balance of retained earnings.

2.     Property, Plant and Equipment

	Depreciable
	lives			(in thousands)
	(in years)			2017	2016
Machinery and equipment	5	to	12	$2,632	$2,675
Leasehold improvements	9	to	15	1,842	1,833
Property, plant and equipment, at cost				4,474	4,508
Less accumulated depreciation				3,025	2,902
Property, plant and equipment, net				$1,449	$1,606

3.       Debt

We have a secured $6.0 million revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) with an excess availability requirement of $2.0 million resulting in maximum borrowings of $4.0 million under the facility, subject to borrowing base eligibility requirements.  The credit facility matures in October 2018 and is secured by our accounts receivable, inventory and certain other assets. Borrowings under the credit facility bear interest at a variable per annum rate equal to the daily three-month London Bank Interbank Offered Rate plus 3.5%.

The credit facility contains covenants that, among other things limit our ability to incur certain types of debt or liens, pay dividends, enter into mergers and consolidations or use proceeds of borrowing for other than permitted uses

On November 20, 2017, the Company entered into an asset purchase agreement to sell substantially all of its assets to Churchill Downs LLC. On December 7, 2017, the Company entered into a letter of consent (the “Consent”) with Wells Fargo, pursuant to the debt agreement, in which Wells Fargo consented to, and waived any events of default relating to, the Company’s entry into the asset purchase agreement. Wells Fargo acknowledges in the Consent that the Company may close the Asset Sale if, prior to or concurrently with such closing, the Company terminates the credit facility in accordance with its terms and complies with all requirements of the credit facility necessary to cause Wells Fargo to release its security interest in the assets of the Company. Wells Fargo further agreed in the Consent to require up to three business days’ notice of the termination of the credit facility instead of the thirty days currently required. Wells Fargo also agreed to consent to the replacement of Glenn Prillaman as the Company’s Chief Executive Officer on an interim basis.

The credit facility also includes a covenant requiring us to maintain a minimum fixed charge ratio of not less than 1.1 to 1.0 for the trailing twelve months with an initial compliance date at December 31, 2017. We obtained a waiver on November 9, 2017 for compliance with this covenant as of December 31, 2017, as long as the aggregate principal outstanding under the credit facility is not greater than $250,000 on December 31, 2017. At December 31, 2017, no borrowings were outstanding under this revolving credit facility.

On March 2, 2018, in connection with the Asset Sale discussed in Note 11, the Company terminated its Credit Agreement, dated as of October 25, 2016, as amended, with Wells Fargo and the related Security Agreement with Wells Fargo, dated as of October 25, 2016.

4.     Income Taxes

The provision for income tax (benefit) expense consists of (in thousands):

	2017	2016
Current:
Federal	$(10)	$525
State	(25)	193
Total current	(35)	718
Deferred:
Federal	-	-
State	-	-
Total deferred	-	-
Income tax (benefit) expense	$(35)	$718

A reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate follows:

	2017	2016
Federal statutory rate	35.0%	35.0%
State tax, net of federal benefit	(12.3)	(6.1)
State tax credits and adjustments	(1.7)	1.8
Change in federal tax rate	(54.6)	-
Change in cash surrender value of life insurance policies	-	(185.1)
Valuation allowance increase	38.8	143.2
Other, net	(4.7)	(4.6)
Effective income tax rate	0.5%	(15.8)%

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law.  We have remeasured the below deferred tax assets at the lower corporate tax rate of 21% based on when we expect those balances to reverse, however, this was offset by a corresponding adjustment to the Company’s full valuation allowance.

We have substantially completed our provisional analysis of the income tax effects of the Tax Act and recorded a reasonable estimate of such effects. However, the SEC staff issued guidance regarding application of Financial Accounting Standards Board income tax guidance in the reporting period that includes December 22, 2017 – the date on which the Tax Act was signed into law – to address situations when a company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. We have estimated the tax impacts related to the impact to deferred tax assets and liabilities and included these amounts in our consolidated financial statements for the year ended December 31, 2017, on a provisional basis. In this regard, the Tax Act repeals the corporate alternative minimum tax, or AMT, regime, including claiming a refund and full realization of remaining AMT credits. We have not been able to make a reasonable estimate with respect to the realization of existing AMT credit carryforwards, and accordingly, continue to apply the income tax-related accounting guidance that was in effect immediately prior to the enactment of the Tax Act. In order for us to complete the income tax effects of the Tax Act on the existing AMT deferred tax asset, we need to further analyze the nature, validity, and recoverability of the AMT-related deferred tax credit carryforwards prior to recording the underlying appropriate tax benefit. Accordingly, the ultimate impact related to the Tax Act may differ, possibly materially, due to, among other things, completing our analysis of the realization of available AMT credit refunds, further refinement of our calculations, changes in interpretations and assumptions that we made, additional guidance that may be issued by the U.S. Government, and actions and related accounting policy decisions that we may take as a result of the Tax Act. We expect this analysis to be complete when our 2017 U.S. corporate income tax return is filed in 2018.

The income tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31 follow (in thousands):

	2017	2016
Noncurrent deferred tax assets (liabilities):
Accounts receivable	$46	$99
Other accrued expenses	339	587
Property, plant and equipment	(659)	(1,190)
Employee benefits	1,970	3,979
Contribution carryforward	-	181
AMT credit	1,192	1,205
Net operating loss	6,733	7,727
Gross non-current deferred tax assets	9,621	12,588
Less valuation allowance	(9,621)	(12,588)
Net noncurrent deferred tax assets	$-	$-

We have U.S. federal net operating loss carryforwards of approximately $29.2 million which are available to reduce future taxable income. The federal net operating loss will begin expiring in 2033. We have combined state net operating loss carryforwards of $22.3 million that will expire at various times beginning in 2027.

During 2017, we recorded a non-cash credit to our valuation allowance of $3.0 million against our December 31, 2017 deferred tax assets. The primary assets which are covered by this valuation allowance are employee benefits and net operating losses in excess of the amounts which can be carried back to prior periods. The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Our results over the most recent four-year period were heavily affected by our business restructuring activities. Our cumulative loss represented sufficient negative evidence to require a valuation allowance. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal, resulting in no deferred tax asset balance being recognized. Should we determine that we will not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

The unrecognized tax benefits activity for the year ended December 31 follows (in thousands):

	2017	2016
Unrecognized tax benefits balance at January 1	$471	$307
Gross (decrease) increases in tax positions of prior years	(17)	164
Unrecognized tax benefits balance at December 31	$454	$471

As of December 31, 2017 and 2016, we had approximately $80,000 and $97,000 of accrued interest related to uncertain tax positions, respectively.

Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $358,000 at December 31, 2017 and $307,000 at December 31, 2016. The 2010 through 2016 tax years remain open to examination by major taxing jurisdictions.

5.       Stockholders’ Equity

In addition to common stock, authorized capital includes 1,000,000 shares of “blank check” preferred stock. None was outstanding during the two years ended December 31, 2017. The Board of Directors (“Board”) is authorized to issue such stock in series and to fix the designation, powers, preferences, rights, limitations and restrictions with respect to any series of such shares. Such “blank check” preferred stock may rank prior to common stock as to dividend rights, liquidation preferences or both, may have full or limited voting rights and may be convertible into shares of common stock.

Basic and diluted earnings per share are calculated using the following share data (in thousands):

	2017	2016
Weighted average shares outstanding for basic calculation	14,236	14,139
Dilutive effect of stock options	-	-
Weighted average shares outstanding for diluted calculation	14,236	14,139

In 2017 and 2016, the dilutive effect of stock options and restricted shares was not recognized since we had a net loss.

We will repurchase common shares that are tendered by recipients of restricted stock awards to satisfy tax withholding obligations on vested restricted stock. During 2017 and 2016, we repurchased 163,214 shares for approximately $135,000 and 6,862 shares for approximately $15,000, respectively.

In July 2012, the Board authorized the purchase of up to $5.0 million of our common stock.  These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices the Company deems appropriate.  No repurchases of our common stock were made in 2017. During 2016, we repurchased 400,000 shares of common stock for approximately $1.0 million.  As of December 31, 2017, we have approximately $3.0 million remaining on this authorization to repurchase our common stock.

During 2016, the Board declared two special dividends totaling $1.50 per share.  The first special dividend of $1.25 per share was distributed to shareholders on August 19, 2016 and the second special dividend of $.25 per share was distributed to shareholders on November 18, 2016. Approximately $36,000 in dividends payable relate to unvested restricted shares as of December 31, 2017.

In the fourth quarter of 2016, the Board adopted a Rights Agreement designed to protect the Company’s substantial net operating loss carryforwards. Under the Rights Agreement, company stockholders of record as of December 15, 2016 received one preferred share purchase right for each share of common stock they owned on such date. If a person or group acquires beneficial ownership of 4.9% or more of the Company’s outstanding common stock (subject to certain specified exceptions), the rights will become exercisable. The rights will also become exercisable if a person or group that already owns 4.9% or more of the Company’s outstanding common stock acquires an additional 1% or more of the Company’s outstanding common stock. The Company entered into Amendment No. 1, dated January 30, 2017, to the Rights Agreement. This amendment amends the definition of Acquiring Person in the Rights Agreement to exclude any member of the Hale Group (Hale Partnership Fund, LP and certain affiliates that are parties to the agreement (Hale Agreement) dated January 30, 2017 with the Company), provided that any purchases made by members of the Hale Group after December 5, 2016 are made in compliance with Section 1(h) of the Hale Agreement.

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

6.       Stock Based Compensation

The Stanley Furniture Company, Inc. 2012 Incentive Compensation Plan (Incentive Compensation Plan) provides for the granting of performance grants, performance shares, stock options, restricted stock, restricted stock units, and stock appreciation rights to employees and certain service providers. Under this plan, the aggregate number of common shares that may be issued through awards of any form is 1.6 million. In addition, shares authorized under the 2008 Incentive Compensation Plan are also available for issuance under the Incentive Compensation Plan if they are unissued or subsequently expire, are forfeited or terminate unexercised. As of December 2017, there are 1.4 million shares remaining available for future issuance under equity compensation plans.

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

The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. No options were granted in 2017 or 2016.

Stock option activity for the two years ended December 31, 2017, follows:

	Number of shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	1,166,192	$5.93	4.7
Expired	(36,610)	23.88

Outstanding at December 31, 2016	1,129,582	$5.35	3.8

Cancelled/Forfeited	(258,706)	4.10
Expired	(44,294)	12.51

Outstanding at December 31, 2017	826,582	$5.35	2.8	$-

Exercisable at December 31, 2017	826,582	$5.35	2.8	$-

There were no stock options exercised in 2017 and 2016.

Restricted Stock

The restricted stock awards are accounted for as “non-vested equity shares” until the awards vest or are forfeited.  In general, restricted stock awards for employees are time vested or performance vested and for non-employee directors vest at the end of their current term on the Board.  The fair value of each share of restricted stock is the market price of our stock on the grant date.  The fair value of each time vested award is amortized into compensation expense on a straight-line basis between the award date and the vesting date. Performance based awards are amortized into compensation expense based on the probability of meeting the performance criteria.   In 2017 and 2016, 569,263 and 221,745 of restricted stock awards vested and were released, respectively.  Included in the 2017 vesting was 491,607 shares related to the separation agreement with the former chief executive officer.

The following table summarizes information about restricted stock awards for the two years ended December 31, 2017:

	Number of shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2015	534,933	$3.53
Vested	(221,745)	4.01
Granted	230,836	2.52

Outstanding at December 31, 2016	544,024	$2.89
Vested	(569,263)	2.20
Granted	458,081	1.26
Cancelled/Forfeited	(105,559)	2.83

Outstanding at December 31, 2017	327,283	$1.82

As of December 31, 2017, there was $22,000 of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average remaining vesting period of 1.3 years.

7.     Employee Benefits Plans

Defined Contribution Plan

We maintain a defined contribution plan covering substantially all of our employees and make discretionary matching and profit sharing contributions. The total plan cost, including employer contributions, was $40,000 in 2017 and $16,000 in 2016. Employer contributions were suspended to the plan beginning in 2015.

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

The impact of the deferred compensation plan and corporate owned life insurance policies impact on net income is as follows (in thousands):

	2017	2016
Growth in cash surrender value of corporate-owned life insurance policies	$-	$301
Deferred compensation plan expenses	232	352
Operating loss impact	(232)	(51)
Interest expense on loans against corporate-owned life insurance polices	-	109
Net loss impact	$(232)	$(160)

The financial status of the deferred compensation plan based on actuarially valued benefits at December 31 follows (in thousands):

	2017	2016
Change in benefit obligation:
Beginning benefit obligation	$4,669	$4,749
Interest cost	148	160
Actuarial loss (gain)	138	210
Benefits paid	(450)	(450)
Ending benefit obligation	$4,505	$4,669
Change in plan assets:
Beginning fair value of plan assets	-	-
Employer contributions	450	450
Benefits paid	(450)	(450)
Ending fair value of plan assets	-	-
Funded status	$(4,505)	$(4,669)

Amount recognized in the consolidated balance sheet (in thousands):

	2017	2016
Current liabilities	$(404)	$(450)
Noncurrent liabilities	(4,101)	(4,219)
Total	$(4,505)	$(4,669)

Amount recognized in accumulated other comprehensive loss (in thousands):

	2017	2016
Net loss	$1,806	$1,752

Components of net periodic benefit cost and other amounts recognized in other comprehensive loss (in thousands):

	2017	2016
Net periodic benefit cost:
Interest cost	$148	$160
Amortization of net loss	84	72
Net periodic benefit cost	$232	$232
Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income:
Net loss	$138	$210
Amortization of net loss	(84)	(72)
Total recognized in other comprehensive loss	54	138
Total recognized in net periodic benefit cost and other comprehensive loss	$286	$370

Approximately $95,000 in accumulated other comprehensive loss is expected to be recognized as components of net periodic benefit cost during 2018.

The assumptions used to determine the plan’s financial status and postretirement benefit cost:

	2017	2016
Discount rate for funded status	3.15%	3.50%
Discount rate for benefit cost	3.50%	3.55%

Estimated future benefit payments are as follows (in thousands):

2018			$404
2019			395
2020			384
2021			368
2022			355
2023	-	2027	1,514

Estimated contributions for 2018			$404

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

The financial status of the plans at December 31 follows (in thousands):

	Supplemental Retirement Plan		Other Postretirement Benefits
	2017	2016	2017	2016
Change in benefit obligation:
Beginning benefit obligation	$1,879	$1,952	$710	$827
Interest cost	64	68	23	23
Plan participants’ contributions	-	-	51	46
Actuarial (gain) loss	68	14	61	(51)
Benefits paid	(156)	(155)	(152)	(135)
Ending benefit obligation	$1,855	$1,879	$693	$710
Change in plan assets:
Beginning fair value of plan assets	-	-	-	-
Employer contributions	155	155	101	89
Plan participants’ contributions	-	-	51	46
Benefits paid	(155)	(155)	(152)	(135)
Ending fair value of plan assets	-	-	-	-
Funded status	$(1,855)	$(1,879)	$(693)	$(710)

Amount recognized in the consolidated balance sheet (in thousands):

	Supplemental Retirement Plan		Other Postretirement Benefits
	2017	2016	2017	2016
Current liabilities	$(154)	$(155)	$(88)	$(88)
Noncurrent liabilities	(1,701)	(1,724)	(605)	(622)
Total	$(1,855)	$(1,879)	$(693)	$(710)

Amount recognized in accumulated other comprehensive loss (in thousands):

	Supplemental Retirement Plan		Other Postretirement Benefits
	2017	2016	2017	2016
Net loss (gain)	$721	$686	$(111)	$(182)

Components of net periodic benefit cost and other amounts recognized in other comprehensive (loss) income (in thousands):

	Supplemental Retirement Plan		Other Postretirement Benefits
	2017	2016	2017	2016
Net periodic benefit cost:
Interest cost	$64	$68	$22	$23
Amortization of net loss (gain)	33	32	(10)	(17)
Net periodic benefit cost	$97	$100	$12	$6

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	$68	$14	$61	$(51)
Amortization of net (loss) gain	(33)	(32)	10	17
Total recognized in other comprehensive (loss) income	$35	$(18)	$71	$(34)
Total recognized in net periodic benefit cost and other comprehensive (loss) income	$132	$82	$83	$(28)

The amounts in accumulated other comprehensive (loss) income that are expected to be recognized as components of net periodic benefit cost during 2018 are as follows (in thousands):

	Supplemental Retirement Plan	Other Postretirement Benefits
Net loss (gain)	$38	$(7)

The assumptions used to determine the plan’s financial status and postretirement benefit cost:

	Supplemental Retirement Plan		Other Postretirement Benefits
	2017	2016	2017	2016
Discount rate for funded status	3.20%	3.55%	2.95%	3.20%
Discount rate for benefit cost	3.55%	3.65%	3.20%	3.20%
Health care cost assumed trend rate for next year				6.00%
Rate that the cost trend rate gradually declines to				5.50%
Year that the rate reaches the rate it is assumed to remain at				2018

An increase or decrease in the assumed health care cost trend rate of one percentage point in each future year would have no effect on the accumulated postretirement benefit obligation at December 31, 2017 or annual postretirement benefit cost.

Estimated future benefit payments are as follows (in thousands):

			Supplemental Retirement Plan	Other Postretirement Benefits
Estimated net future benefit payments:
2018			$154	$88
2019			151	84
2020			147	79
2021			144	73
2022			140	67
2023	-	2027	631	246

Estimated contributions for 2018			$154	$88

The accrued liabilities relating to these plans are included in accrued salaries, wages and benefits and in long-term liabilities.

8.       Income for Continued Dumping and Subsidy Offset Act (CDSOA)

The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection (Customs) for imports covered by antidumping duty orders entering the United States through September 30, 2007 to qualified domestic producers. In 2017 and 2016, we received $0.4 million and $1.1 million, respectively, in distributions of funds collected on antidumping duty orders entering the United States prior to September 2007.

9.       Commitments and Contingencies

Our leased facilities include warehouse and distribution space, showroom and office space and certain technology equipment. These leases have varying terms up to ten years. Rental expense charged to operations was $2.4 million and $3.0 million in 2017 and 2016, respectively.

At December 31, 2017, the future minimum lease payments for our current operating leases were as follows (in thousands):

Total
2018	$1,370
2019	1,273
2020	1,302
2021	1,332
2022	1,232
Thereafter	299
Total minimum lease payments	$6,808

We currently have letters of credit to cover estimated exposures, most notably with workman’s compensation claims. This agreement requires us to maintain a compensating balance with the issuer for the amounts outstanding. We currently have letters of credit outstanding in the amount of $631,000. The compensating balance amount is reflected as restricted cash on the consolidated balance sheet.

In the normal course of business, we are involved in claims and lawsuits, none of which currently, in management’s opinion, will have a material adverse effect on our Consolidated Financial Statements.

10.      Quarterly Results of Operations (Unaudited)

	(in thousands, except per share data)
2017 Quarters:	First	Second	Third	Fourth
Net Sales	$11,190	$11,615	$10,427	$11,946
Gross profit	2,237	2,732	2,333	(2,466)

Net (loss) income	$(416)	$14	$(305)	$(7,002	) (1)

Net loss per share (2):
Basic	$(.03)	$-	$(.02)	$(.49)
Diluted	$(.03)	$-	$(.02)	$(.49)

2016 Quarters:	First	Second	Third	Fourth
Net Sales	$11,683	$12,053	$11,036	$9,802
Gross profit	2,541	2,062	1,835	1,976

Net loss	$(1,485)	$(1,392)	$(2,080)	$(301	) (1)
Net loss per share (2:
Basic	$(.10)	$(.10)	$(.15)	$(.02)
Diluted	$(.10)	$(.10)	$(.15)	$(.02)

(1)	Includes proceeds received from the Continued Dumping and Subsidy Offset Act, net of taxes, of $0.4 million in the fourth quarter of 2017 and $1.1 million in fourth quarter of 2016.
(2)

The sum of individual quarterly net loss per share may not agree to the total for the year due to each period’s computation being based on the weighted average number of common shares outstanding during each period.

11.       Subsequent Events

On March 2, 2018, we sold substantially all of our assets (the “Asset Sale”) to Churchill Downs LLC (“Buyer”), pursuant to the terms of the Asset Purchase Agreement, dated as of November 20, 2017, as amended by the First Amendment thereto dated January 22, 2017 (the “Asset Purchase Agreement”). As consideration for the Asset Sale, Buyer paid a purchase price consisting of cash in the amount of approximately $10.8 million (of which approximately $1.3 million was used to pay the outstanding amount under our credit agreement), a subordinated promissory note in the principal amount of approximately $7.4 million, and a 5% equity interest in Buyer’s post-closing ultimate parent company, Churchill Downs Holdings Ltd., a British Virgin Islands business company. Buyer also assumed substantially all of our liabilities.

On March 2, 2018, the Company’s Board of Directors approved an amendment to the Company’s Restated Certificate of Incorporation to change the name of the Company to HG Holdings, Inc.  The amendment became effective upon the filing of a Certificate of Amendment with the Secretary of State of the State of Delaware on March 2, 2018.

On March 2, 2018, in connection with the Asset Sale, we terminated our credit agreement, dated as of October 25, 2016, as amended, with Wells Fargo Bank, National Association (“Wells Fargo”) and the related security agreement.

On February 5, 2018, a putative class action was filed in the United States District Court for the Middle District of North Carolina against us, our directors and certain former directors in connection with the Asset Sale. The lawsuit alleged, among other things, that we violated the Securities Exchange Act of 1934, as amended, by omitting certain material information from the proxy statement relating to the Asset Sale. The complaint sought, among other things, injunctive relief preventing the consummation of the Asset Sale until disclosure of the material information allegedly omitted from the proxy statement, rescission of the Asset Purchase Agreement to the extent already implemented, and the award of attorneys’ and experts’ fees and certain other damages. While we believed the claims were without merit, we determined to provide additional disclosure in a supplement to the proxy statement in order to alleviate the costs, risks and uncertainties inherent with litigation.  We reached an agreement with the plaintiff regarding our additional disclosures and the lawsuit was dismissed on March 12, 2018.

HG HOLDINGS, INC. (FORMERLY STANLEY FURNITURE COMPANY, INC.)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For each of the Two Years in the Period Ended December 31, 2017

(in thousands)

Column A	Column B	Column C		Column D		Column E
		Charged
	Balance at	(Credited)				Balance at
	Beginning	to Costs &				End
Descriptions	of Period	Expenses		Deductions		of Period
2017
Doubtful receivables	$117	$71		$92	(a)	$96
Discounts, returns, and allowances	155	(48)	(b)	-		107
	$272	$23		$92		$203
Valuation allowance for deferred tax assets	$12,588	$-		$2,857		$9,731

2016
Doubtful receivables	$267	$91		$241	(a)	$117
Discounts, returns, and allowances	137	18	(b)	-		155
	$404	$109		$241		$272
Valuation allowance for deferred tax assets	$19,194	$-		$6,606		$12,588

__________________________________________

(a) Uncollectible receivables written-off, net of recoveries.

(b) Represents net increase (decrease) in the reserve.

S-1