Form 10-Q
period 2018-03-31
HG Holdings, Inc.
filed 2018-05-15
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission file number: 0-14938

HG HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	54-1272589
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2115 E. 7th Street, Suite 101, Charlotte, NC 28204
(Address of principal executive offices, Zip Code)

252-355-4610

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

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes (X) No ( )

As of May 15, 2018, 14,758,933 shares of common stock of HG Holdings, Inc., par value $.02 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HG HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$6,843	$-
Restricted cash	632	631
Prepaid expenses and other current assets	31	4
Current assets from discontinued operations	-	27,893
Total current assets	7,506	28,528

Subordinated note receivable	4,850	-
Investment in closely held company	168	-
Other assets	480	465
Noncurrent assets from discontinued operations	-	3,577
Total assets	$13,004	$32,570

LIABILITIES
Current liabilities:
Accounts payable	$6	$-
Accrued salaries, wages and benefits	65	65
Other accrued expenses	98	28
Current liabilities from discontinued operations	560	12,647
Total current liabilities	729	12,740

Other long-term liabilities	836	817
Long-term liabilities from discontinued operations	-	6,778
Total liabilities	1,565	20,335

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 25,000,000 shares authorized, 14,597,643 and 14,920,117 shares issued and outstanding on each respective date	298	298
Capital in excess of par value	17,253	17,104
Retained deficit	(6,112)	(2,745)
Accumulated other comprehensive loss	-	(2,422)
Total stockholders’ equity	11,439	12,235
Total liabilities and stockholders’ equity	$13,004	$32,570

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months
	Ended
	March 31,	April 1,
	2018	2017

Operating Expenses

General and administrative expenses	$(412)	$(272)

Total operating expenses	(412)	(272)

Interest Income	75	-

Loss from continuing operations before income taxes	(337)	(272)

Income tax expense	(19)	-

Loss from continuing operations	(356)	(272)

Discontinued operations

Loss from discontinued operations (including loss on sale of assets of $865)	(3,011)	(145)
Income tax benefit	-	(1)

Loss from discontinued operations	(3,011)	(144)

Net loss	$(3,367)	$(416)

Basic and diluted loss per share:
Loss from continuing operations	$(.02)	$(.02)
Loss from discontinued operations	$(.21)	$(.01)
Net Loss	$(.23)	$(.03)

Weighted average shares outstanding:
Basic	14,573	14,187
Diluted	14,573	14,187

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months
	Ended
	March 31,	April 1,
	2018	2017

Net loss	$(3,367)	$(416)
Other comprehensive income:
Amortization of actuarial loss	-	25
Adjustments to net periodic postretirement benefit cost	-	25
Settlement of employee benefit obligations directly related to the disposal transaction	2,422	-
Comprehensive loss	$(945)	$(391)

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,	April 1,
	2018	2017

Net loss from continuing operations	$(356)	$(272)

Changes in assets and liabilities:
Prepaid expenses and other current assets	(27)	-
Other assets	(15)	-
Accounts payable	6	-
Other accrued expenses	70	-
Other long-term liabilities	19	-
Net cash used by continuing operations	$(303)	$(272)

Cash flows from financing activities:
Repurchase and retirement of common stock	(103)	-
Stock purchase and retirement for tax withholdings on vesting of restricted awards	(30)	-
Net cash used by financing activities	(133)	-

Cash flows from discontinued operations:
Cash used by discontinued operations	(3,157)	(341)
Cash provided by investing activities	9,228	-
Cash provided by financing activities	1,209	-
Net cash provided (used) by discontinued operations	7,280	(341)

Net increase (decrease) in cash and restricted cash	6,844	(613)
Cash and restricted cash at beginning of period	631	4,875
Cash and restricted cash at end of period	$7,475	$4,262

Supplemental Non-Cash Disclosures:
Payments made on line of credit from proceeds of the sale	$(1,348)	$-

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Preparation of Interim Unaudited Consolidated Financial Statements

The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles in the United States have been either condensed or omitted pursuant to SEC rules and regulations. However, we believe that the disclosures made are adequate for a fair presentation of results of operations and financial position. Operating results for the interim periods reported herein may not be indicative of the results expected for the year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our latest Annual Report on Form 10-K.

On March 2, 2018, we sold substantially all of our assets (the “Asset Sale”) to Churchill Downs LLC (“Buyer”), pursuant to the terms of the Asset Purchase Agreement, dated as of November 20, 2017, as amended by the First Amendment thereto dated January 22, 2017 (the “Asset Purchase Agreement”).  Operations of the furniture business from January 1, 2018 through March 2, 2018 are reflected as discontinued operations pursuant to the provisions of Accounting Standards Codification 2015-20, Presentation of Financial Statements – Discontinued Operations for all periods presented.

As a result of the Asset Sale, we have a variable interest in two entities that have been determined to be variable interest entities ("VIE"). If we conclude that we are the primary beneficiary of a VIE, we are required to consolidate it. To determine if we are the primary beneficiary, we evaluate whether we have the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our evaluation includes identification of significant activities and an assessment of our ability to direct those activities based on governance provisions and arrangements to provide or receive product and process technology, product supply, operations services, equity funding, financing, and other applicable agreements and circumstances. Our assessments of whether we are the primary beneficiary of our VIE requires significant assumptions and judgments. We have concluded that we are not the primary beneficiary of the two VIEs as we do not have the power to direct the activities that most significantly impact the VIEs’ economic performance and therefore are not required to consolidate these entities.

Critical Accounting Policies

Cost Method Investments - Long-term investments consist of cost method investments. These investments are classified in “Investment in closely held company” on the consolidated balance sheets. The company determines the appropriate classifications of its investment(s) at the acquisition date and re-evaluates the classifications at each balance sheet date. If the Company believes a decline in the market value of any cost method investment below cost is other than temporary, a loss is charged to earnings, which establishes a new cost basis for the security.

Note Receivable – As of the date of the sale of substantially all of the assets, the note receivable was measured based on its fair value in accordance with ASC 810, Consolidation.  We estimated the fair value of the note receivable using discounted cash flow analyses, using market rates at the acquisition date that reflect the credit and interest rate-risk inherent in the note receivable. When impairment is determined to be probable, the measurement will be based on the fair value of the collateral securing the note.  The determination of impairment involves management’s judgment and the use of market and third-party estimates regarding collateral values.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments in ASU 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendment is effective for public entities for annual reporting periods beginning after December 15, 2019, however early application is permitted for reporting periods beginning after December 15, 2018. The Company does not anticipate the adoption of ASU 2016-13 to have a material impact to the consolidated financial statements.

1.	Preparation of Interim Unaudited Consolidated Financial Statements (continued)

In February 2016, the FASB issued its final lease accounting standard, FASB Accounting Standard Codification ("ASC"), Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease).  The lease liability will be equal to the present value of lease payments and the right-of -use asset will be based on the lease liability, subject to adjustment such as for initial direct costs.  For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance.  For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840).  Our leases as of December 31, 2016, principally relate to real estate leases for corporate office, showrooms and warehousing.  The new standard will be effective for the first quarter of our fiscal year ending December 31, 2019. Early adoption is permitted. As of March 31, 2018, we do not have any long-term leases. We will evaluate the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures at such time a long-term lease is executed.  The standard is to be applied under the modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The guidance is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This standard will be effective for the first quarter of our fiscal year ending December 31, 2018. In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. We have reviewed the standard and determined that our statement of cash flows will include changes in restricted cash with related disclosures. We adopted ASU 2016-15 and ASU 2016-18 during the first quarter of 2018 and the adoption of these ASUs did not have a material impact to our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), which creates ASC Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The Company adopted the new accounting standard in connection with revenue recognition guidance that was issued by the Financial Accounting Standards Board (the “FASB”) with a date of the initial application of January 1, 2018, using the modified retrospective approach. Based on the Company’s analysis, the timing and measurement of revenues under the new revenue recognition guidance is consistent with the Company’s prior policies. Accordingly, no adjustment was required to the Company’s opening balance of equity as of January 1, 2018. Except for required disclosures of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, the changes resulting from the adoption of the new accounting standard did not have a material effect on the Company’s consolidated financial statements. Comparative prior period information has not been adjusted and continues to be reported under the accounting guidance in effect prior to the change of accounting, though is now reflected within discontinued operations due to the disposal of substantially all of our operations on March 2, 2018. The Company’s change in accounting policy for revenue recognition is detailed below. The revised policy was applied to all contracts with customers prior to the disposal transaction. Following the disposal, the Company did not have any contracts with customers for which revenue was recognized.

Revenue was recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this principle, the Company performed the following five steps: (i) identification of a contract with a customer; (ii) identification of any separate performance obligation; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligation in the contract, if any; and (v) recognition of revenue when the Company had satisfied the underlying performance obligation if any. The Company recognized substantially all of its revenue at a point in time when control of the Company’s goods was passed to the customer, which typically occurs upon shipment, with the exception of consigned goods. The Company considered its performance obligation satisfied at the time this control was transferred. Customer payment terms for these shipments typically ranged between 30- and 90-days. The Company elected to treat shipping and handling performed after control has transferred to customers as a fulfillment activity, and additionally, elected the practical expedient to report sales taxes on a net basis. The Company recorded shipping and handling expense related to product sales as cost of sales.

1.	Preparation of Interim Unaudited Consolidated Financial Statements (continued)

The Company had a variable consideration element related to most of its contracts in the form of product return rights. At the time revenue was recognized, an allowance for estimated returns is established and any change in the allowance for returns was charged against net sales in the current period.

Periodically, the Company shipped finished goods to customers on consignment terms. Under these consignment terms, the customer assumed the risk of loss and had an absolute right of return for a specified period that typically ranged from six months to one year. The Company’s customers are generally required to make payments on consignment shipments within 60 days upon the customer informing the Company that the inventory has been sold. Accordingly, the Company did not recognize revenue on these consignment transactions until the customer informed the Company that the inventory has been sold.

2.	Discontinued Operations

On March 2, 2018, we sold substantially all of our assets (the “Asset Sale”) to Churchill Downs LLC (“Buyer”), pursuant to the terms of the Asset Purchase Agreement, dated as of November 20, 2017, as amended by the First Amendment thereto dated January 22, 2017 (the “Asset Purchase Agreement”). Operations of the furniture business from January 1, 2018 through March 2, 2018 are reflected as discontinued operation pursuant to the provisions of Accounting Standards Codification 2015-20, Presentation of Financial Statements – Discontinued Operations for all periods presented.

As consideration for the Asset Sale, Buyer paid a purchase price consisting of cash in the amount of approximately $10.8 million (of which approximately $1.3 million was used to pay the outstanding amount under our credit agreement), a subordinated promissory note in the principal amount of approximately $7.4 million, and a 5% equity interest in Buyer’s post-closing ultimate parent company, Churchill Downs Holdings, Ltd., a British Virgin Islands business company.  At the closing of the Asset Sale, Buyer acquired approximately $193,000 of cash that was on the Company’s balance sheet, resulting in the Company recording net cash received of approximately $10.6 million from the Asset Sale.  The Buyer also assumed substantially all of our liabilities.  We retained certain assets and liabilities, which we refer to as excluded assets and excluded liabilities, including:

●	cash in the amount of approximately $800,000, including restricted cash in an amount equal to approximately $632,000;
●

the rights to and interest in any distributions after the closing date of monies collected by U.S. Customs and Border Protection under the Continued Dumping and Subsidy Offset Act and to distributions of any prepaid legal expenses held by the Committee for Legal Trade relating thereto;

●	a split dollar life insurance policy for a former executive officer and related collateral assignment providing for repayment at death of premiums we paid of approximately $465,000;
●	the corporate seals, organizational documents, minute books, stock books, tax returns, books of account or other records having to do with our corporate organization;
●	all insurance policies and all rights to applicable claims and proceeds under our insurance policies with respect to the excluded assets or excluded liabilities;
●

certain of our agreements and contracts, including indemnification agreements between us and our directors, the services agreement with our registered accounting firm and the separation agreement between us and our former chief executive officer and the change in control protection agreement between us and our former principal financial officer;

●	certain of our employee benefit plans, including our incentive compensation plans and annual bonus plan;
●	all of our tax assets, including our net operating loss carryforwards and any tax refunds and prepayments;
●	all rights to any action, suit or claim of any nature with respect to any excluded asset or excluded liability;
●	all guarantees, warranties, indemnities and similar rights in favor of us with respect to any excluded asset or excluded liability;
●	all of our rights under the Asset Purchase Agreement and any related document;

2.	Discontinued Operations (continued)

●	all records, correspondence and other materials prepared by or on behalf of us in connection with the Asset Sale Transaction;
●

liabilities or obligations with respect to an excluded asset including the separation agreement with our former President and Chief Executive Officer and Principal Financial and Accounting Officer of approximately $870,000 and certain worker’s compensation claims associated with our restricted cash of approximately $224,000;

●	dividends payable of approximately $158,000 with respect to restricted shares of our common stock awarded under our incentive compensation plans and annual bonus plan; and
●

costs and expenses of approximately $2.15 million incurred by us in connection with the negotiation, preparation and performance of the Asset Purchase Agreement and any related agreements or documents.

Loss on sale of assets and liabilities, net of tax, comprise the following (in thousands):

Cash consideration received	$10,576
Subordinated promissory note, net of $2.6 million fair value adjustment	4,813
5% equity interest in Churchill Downs, Ltd.	168
Total consideration received.	15,557
Less: transaction costs	(1,492)
Total consideration received, net	14,065

Less assets and liabilities sold
Accounts receivable, net	(3,980)
Inventory, net	(19,555)
Prepaid expenses and other current assets	(277)
Property, plant and equipment, net	(1,419)
Other assets	(2,080)
Accounts payable and other liabilities	6,343
Accrued salaries, wages, and benefits	1,214
Deferred revenue	519
Other accrued expenses	370
Deferred compensation	4,312
Supplemental retirement plan	1,675
Other long-term liabilities	370
Accumulated other comprehensive loss	(2,422)
Net assets sold	(14,930)

Loss on sale of assets	$(865)

Loss from discontinued operations, net of taxes, comprised the following for the three months ended March 31, 2018 and April 1, 2017 (in thousands):

	2018	2017
Net sales	$6,787	$11,190
Cost of sales	6,485	8,953
Selling, general and administrative expenses	2,438	2,386
Other income, net	-	(4)
Interest expense, net	10	-
Loss on sale of assets	(865)	-
Loss from discontinued operations before income taxes	(3,011)	(145)
Income tax (benefit) expense	-	(1)
Loss from discontinued operations, net of taxes	$(3,011)	$(144)

2.	Discontinued Operations (continued)

Transaction costs incurred for the three months ended March 31, 2018 included investment banking fees, legal fees, and other transaction costs directly attributable to the Asset Sale.

Net (liabilities) assets for discontinued operations are as follows (in thousands):

	March 31,	December 31,
	2018	2017
Cash	$-	$975
Accounts receivable, net	-	3,146
Inventory	-	23,231
Prepaid expenses and other current assets	-	541
Property, plant and equipment	-	1,449
Other assets	-	2,128
Total assets	-	31,470
Accounts payable and other liabilities	14	9,252
Accrued salaries, wages, and benefits	360	1,716
Deferred revenue	-	500
Other accrued expenses	186	1,179
Deferred compensation	-	4,101
Supplemental retirement plan	-	1,701
Other long-term liabilities	-	976
Total liabilities	560	19,425
Net (liabilities) assets	$(560)	$12,045

As a result of the Asset Sale, the Company has no revenue-generating operations.  While the cash and subordinated secured promissory note received as partial consideration for the Asset Sale generate interest income, the Company believes that the cash on hand is sufficient to fund operating expenses for at least 12 months from the date of these financial statements.  As previously announced, the Company may consider a rights offering of the Company’s common stock to existing shareholders to raise additional cash for acquisition purposes which could provide the Company greater resources and flexibility in acquiring non-furniture assets.

3.	Subordinated Secured Promissory Note Receivable

The Company received a $7.4 million subordinated secured promissory note from the Buyer as partial consideration for the sale of substantially all of our assets. The note matures on March 2, 2023, at which time the total principal amount is due. Interest on the principal balance of the note accrues daily at an annual fixed rate of 6.00%. Cash interest payments begin upon certain availability thresholds defined in Buyer’s senior secured loan facility. These thresholds were not met for the period ending March 31, 2018 resulting in the Company accruing approximately $37,000 of interest income on the note.

We evaluated the fair value of the subordinated secured promissory note as of the transaction date.  To determine the fair value of the note, the Company applied a discount of 18% to the note’s expected future cash flows.  The discount rate was based on a variety of factors, including current mezzanine/subordinated debt like returns in the market, the risk profile of Buyer (size and scale of underlying operations, balance sheet composition, lack of cash flow, recent decline in business performance, and transitions of ownership and management of the business), that interest was paid in kind due to availability thresholds not being met in March 2018, our second lien position on the Buyer’s collateral, and other qualitative industry and market factors.  This evaluation resulted in a fair value adjustment of $2.6 million down to a recorded value of $4.8 million as of the Asset Sale date.

4.	Investment in Closely Held Company

The Company received a 5% equity interest in Churchill Downs Holdings Ltd (“Churchill”), a British Virgin Island business company as partial consideration for the sale of substantially all of our assets. The equity interest is considered a variable interest in Churchill, which the Company determined to be a variable interest entity (VIE).  We concluded that we do not have the power to direct the activities that most significantly impact the economic performance of Churchill, and, therefore, we concluded we are not the primary beneficiary and accordingly have not consolidated Churchill.  The investment in the closely held company is accounted for under the cost method, in accordance with generally accepted accounting principles.  As of March 31, 2018, the investment had a carrying value of $168,000, which is reflected as an “Investment in closely held company” on the consolidated balance sheet and represents our maximum exposure to loss.

5.	Legal Proceedings

In the normal course of business, we are involved in claims and lawsuits none of which currently, in our opinion, will have a material adverse effect on our consolidated financial statements.

On February 5, 2018, a putative class action was filed in the United States District Court for the Middle District of North Carolina against us, our directors and certain former directors in connection with the Asset Sale. The lawsuit alleged, among other things, that we violated the Securities Exchange Act of 1934, as amended, by omitting certain material information from the proxy statement relating to the proposed sale of substantially all our assets. The complaint sought, among other things, injunctive relief preventing the consummation of the proposed sale of substantially all our assets until disclosure of the material information allegedly omitted from the proxy statement, rescission of the Asset Purchase Agreement to the extent already implemented, and the award of attorneys’ and experts’ fees and certain other damages. While we believed the claims were without merit, we determined to provide additional disclosure in a supplement to the proxy statement in order to alleviate the costs, risks and uncertainties inherent with litigation.  We reached an agreement with the plaintiff regarding our additional disclosures and the lawsuit was dismissed on March 12, 2018.

6.	Debt

On March 2, 2018, the Company terminated its Credit Agreement, dated as of October 25, 2016, as amended, with Wells Fargo and the related Security Agreement with Wells Fargo, dated as of October 25, 2016. The company paid off the outstanding balance as of March 2, 2018 using $1.3 million of the proceeds from the Asset Sale.

7.	Income Taxes

During the first three months of 2018, we recorded a non-cash credit to our valuation allowance of $82,000 decreasing our valuation allowance against deferred tax assets to $9.6 million at March 31, 2018. The primary assets covered by this valuation allowance are net operating losses, which are approximately $31.2 million at March 31, 2018. The Company did not make any cash payments for income tax in the current three-month period ended March 31, 2018 and prior year three-month period ended April 1, 2017 due to our net loss. During the current three-month period, we recorded $19,000 increase in tax positions of prior years’ related to our unrecognized tax benefits position under FIN 48.

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

7.	Income Taxes (continued)

Our effective tax rate for the current quarter and prior year quarter was effectively 0% due to our net loss.

8.	Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (in thousands):

	Three Months Ended
	March 31,	April 1,
	2018	2017
Weighted average shares outstanding for basic calculation	14,573	14,187
Add: Effect of dilutive stock options	-	-
Weighted average shares outstanding, adjusted for diluted calculation	14,573	14,187

In both the current three-month period ended March 31, 2018 and prior three-month period ended April 1, 2017, the dilutive effect of stock options was not recognized since we had net losses. Approximately 278,000 shares and 1.1 million shares in 2018 and 2017, respectively, were issuable upon the exercise of stock options, which were not included in the diluted per share calculation because they were anti-dilutive. Also, 43,000 shares and 485,000 shares in 2018 and 2017, respectively, of restricted stock were not included because they were anti-dilutive.

We will repurchase common shares that are tendered by recipients of restricted stock awards to satisfy tax withholding obligations on vested restricted stock. During the current three-month period, we repurchased 46,643 shares for approximately $30,000.

In July 2012, the Board authorized the purchase of up to $5.0 million of our common stock.  These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices the Company deems appropriate.  In the three-month period ended March 31, 2018, we repurchased 174,565 shares for $103,000. No shares were repurchased in the prior year three-month period ended April 1, 2017. As of March 31, 2018, we have approximately $2.9 million remaining on this authorization to repurchase our common stock.

A reconciliation of the activity in Stockholders’ Equity accounts for the quarter ended March 31, 2018 is as follows (in thousands):

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Deficit	Loss
Balance at December 31, 2017	$298	$17,104	$(2,745)	$(2,422)
Net loss	-	-	(3,367)	-
Settlement of employee benefit obligations directly related to the disposal transaction	-	-	-	2,422
Stock repurchase	-	(103)	-	-
Stock-based compensation expense	-	391	-	-
Dividends	-	(139)	-	-
Balance at March 31, 2018	$298	$17,253	$(6,112)	$-

All of the stock compensation expense of $391,000 for the quarter ended March 31, 2018 was related to discontinued operations.

9.	Subsequent Events

As discussed in Note 3, cash interest payments on the subordinated secured promissory note begin upon certain availability thresholds defined in Buyer’s senior secured loan facility.  These thresholds were also not met for the month ending April 30, 2018 resulting in the Company accruing approximately $37,000 of interest income on the note during the month of April 2018.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On March 2, 2018, we sold substantially all of our assets (the “Asset Sale”) to Churchill Downs LLC (“Buyer”), pursuant to the terms of the Asset Purchase Agreement, dated as of November 20, 2017, as amended by the First Amendment thereto dated January 22, 2017 (the “Asset Purchase Agreement”). Operations of the furniture business from January 1, 2018 through March 2, 2018 are reflected as discontinued operation pursuant to the provisions of Accounting Standards Codification 2015-20, Presentation of Financial Statements – Discontinued Operations for all periods presented for all periods presented.

As consideration for the Asset Sale, Buyer paid a purchase price consisting of cash in the amount of approximately $10.8 million (of which approximately $1.3 million was used to pay the outstanding amount under our credit agreement), a subordinated promissory note in the principal amount of approximately $7.4 million, and a 5% equity interest in Buyer’s post-closing ultimate parent company, Churchill Downs Holdings, Ltd., a British Virgin Islands business company.  At the closing of the Asset Sale, Buyer acquired approximately $193,000 of cash that was on the Company’s balance sheet, resulting in the Company recording net cash received of approximately $10.6 million from the Asset Sale.  The Buyer also assumed substantially all of our liabilities.  We retained certain assets and liabilities, which we refer to as excluded assets and excluded liabilities, including:

●	cash in the amount of approximately $800,000, including restricted cash in an amount equal to approximately $632,000;
●

the rights to and interest in any distributions after the closing date of monies collected by U.S. Customs and Border Protection under the Continued Dumping and Subsidy Offset Act and to distributions of any prepaid legal expenses held by the Committee for Legal Trade relating thereto;

●	a split dollar life insurance policy for a former executive officer and related collateral assignment providing for repayment at death of premiums we paid of approximately $465,000;
●	the corporate seals, organizational documents, minute books, stock books, tax returns, books of account or other records having to do with our corporate organization;
●	all insurance policies and all rights to applicable claims and proceeds under our insurance policies with respect to the excluded assets or excluded liabilities;
●

certain of our agreements and contracts, including indemnification agreements between us and our directors, the services agreement with our registered accounting firm and the separation agreement between us and our former chief executive officer and the change in control protection agreement between us and our former principal financial officer;

●	certain of our employee benefit plans, including our incentive compensation plans and annual bonus plan;
●	all of our tax assets, including our net operating loss carryforwards and any tax refunds and prepayments;
●	all rights to any action, suit or claim of any nature with respect to any excluded asset or excluded liability;
●	all guarantees, warranties, indemnities and similar rights in favor of us with respect to any excluded asset or excluded liability;
●	all of our rights under the Asset Purchase Agreement and any related document;
●	all records, correspondence and other materials prepared by or on behalf of us in connection with the Asset Sale Transaction;
●

liabilities or obligations with respect to an excluded asset including the separation agreement with our former President and Chief Executive Officer and Principal Financial and Accounting Officer of approximately $870,000 and certain worker’s compensation claims associated with our restricted cash of approximately $224,000;

●	dividends payable of approximately $158,000 with respect to restricted shares of our common stock awarded under our incentive compensation plans and annual bonus plan; and
●

costs and expenses of approximately $2.15 million incurred by us in connection with the negotiation, preparation and performance of the Asset Purchase Agreement and any related agreements or documents.

Loss on sale of assets and liabilities, net of tax, comprise the following (in thousands):

Cash consideration received	$10,576
Subordinated promissory note, net of $2.6 million fair value adjustment	4,813
5% equity interest in Churchill Downs, Ltd.	168
Total consideration received	15,557
Less: transaction costs	(1,492)
Total consideration received, net	14,065

Less assets and liabilities sold
Accounts receivable, net	(3,980)
Inventory, net	(19,555)
Prepaid expenses and other current assets	(277)
Property, plant and equipment, net	(1,419)
Other assets	(2,080)
Accounts payable and other liabilities	6,343
Accrued salaries, wages, and benefits	1,214
Deferred revenue	519
Other accrued expenses	370
Deferred compensation	4,312
Supplemental retirement plan	1,675
Other long-term liabilities	370
Accumulated other comprehensive loss	(2,422)
Net assets sold	(14,930)

Loss on sale of assets	$(865)

Loss from discontinued operations, net of taxes, comprised the following for the three months ended March 31, 2018 and April 1, 2017 (in thousands):

	2018	2017
Net sales	$6,787	$11,190
Cost of sales	6,485	8,953
Selling, general and administrative expenses	2,438	2,386
Other income, net	-	(4)
Interest expense, net	10	-
Loss on sale of assets	(865)	-
Loss from discontinued operations before income taxes	(3,011)	(145)
Income tax (benefit) expense	-	(1)
Loss from discontinued operations, net of taxes	$(3,011)	$(144)

Transaction costs incurred for the three months ended March 31, 2018 included investment banking fees, legal fees, and other transaction costs directly attributable to the Asset Sale.

Net (liabilities) assets for discontinued operations are as follows (in thousands):

	March 31,	December 31,
	2018	2017
Cash	$-	$975
Accounts receivable, net	-	3,146
Inventory	-	23,231
Prepaid expenses and other current assets	-	541
Property, plant and equipment	-	1,449
Other assets	-	2,128
Total assets	-	31,470
Accounts payable and other liabilities	14	9,252
Accrued salaries, wages, and benefits	360	1,716
Deferred revenue	-	500
Other accrued expenses	186	1,179
Deferred compensation	-	4,101
Supplemental retirement plan	-	1,701
Other long-term liabilities	-	976
Total liabilities	560	19,425
Net (liabilities) assets	$(560)	$12,045

As a result of the Asset Sale, the Company has no revenue-generating operations.  The Company believes that the cash on hand is sufficient to fund operating expenses for at least 12 months from the date of these financial statements.  As previously announced, the Company may consider a rights offering of the Company’s common stock to existing shareholders to raise additional cash for acquisition purposes which could provide the Company greater resources and flexibility in acquiring non-furniture assets.

Outlook

We believe that the interest income earned on our cash on hand and the subordinated secured promissory note will help offset operational expenses limiting the use of our cash on hand during the period we are evaluating acquisitions of non-furniture related assets. We are diligently evaluating acquisition opportunities to prudently allocate the cash consideration received from the Asset Sale.

Results from Continuing Operations

Three Months Ended March 31, 2018

Interest income of $75,000 for the three-month period ended March 31, 2018, consisted of $6,000 of cash interest income on our cash deposits, $32,000 of interest income from funds held by U.S. Customs and Border Protection (“Customs”), and $37,000 of accrued interest on our subordinated secured promissory note from the Buyer. The interest income on funds held by Customs represents interest on delayed payments to us of CDSOA distributions in prior years. Half of this interest income was paid in cash during the current three-month period while the balance is recorded as interest income receivable in other current assets. The Company’s subordinated secured promissory note from the Buyer receives cash interest payments upon certain availability thresholds defined in Buyer’s senior secured loan facility which were not met for the period ending March 31, 2018.

General and administrative expenses consisted of (1) an allocation of corporate overhead related to the discontinued component which was incurred in the period from January 1 through the Asset Sale, and (2) expenses related to continuing operations of the business incurred subsequent to the Asset Sale.  In accordance with ASC 205, Presentation of Financial Statements, the corporate overhead expenses allocated to continuing operations included $30,000 of wages for the Company’s previous principal financial and accounting officer, $147,000 consulting fees paid to the interim Chief Executive Officer’s firm, $15,000 of board compensation, $10,000 of legal fees, and $90,000 of audit fees.  The expenses related to the continuing operations of the company include $15,000 of wages for the Company’s previous principal financial and accounting officer, $45,000 of payroll taxes related to executive severance and stock compensation for vested restricted stock awards, $47,000 of legal fees unrelated to the sale of substantially all of the assets, $9,000 of filing fees related to the Company’s delisting from NASDAQ, listing on OTC Markets, and registering a new CUSIP, and $4,000 of Board compensation.

During the current period, we recorded a non-cash expense of $19,000 related to the increase in tax positions of prior years’ in conjunction with our unrecognized tax benefits position under FIN 48. Our effective tax rate for the period is effectively 0% due to our net loss.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand and interest earned on our cash on hand. We expect cash on hand to be adequate for ongoing operational expenditures for at least 12 months from the date of these financial statements.  At March 31, 2018, we had $6.8 million in cash and $632,000 in restricted cash.  Our unrestricted cash is currently held in a savings account earning 1.00%.

Cash used by continuing operations was $303,000 in the current quarter of 2018 consisting of $22,000 of cash interest income received, $325,000 of payments to employees and suppliers.  The payments to employees and suppliers primarily consisted of $147,000 consulting fees paid to the interim Chief Executive Officer’s firm, $66,000 of audit fees, $45,000 of wages for the Company’s previous principal financial and accounting officer, $45,000 of payroll taxes related to executive severance and stock compensation for vested restricted stock awards, $11,000 of payments to directors, and $11,000 of other payments to suppliers.  The bulk of those payments to employees and suppliers was related to payroll and payroll taxes.

No investing activities for continuing operations occurred in the first quarter of 2018.

Cash used by financing activities for the first quarter of 2018 included the Company’s repurchase of common shares that are tendered by recipients of restricted stock awards to satisfy tax withholding obligations on vested restricted stock for approximately $30,000 and the repurchase of common shares for $103,000 on the open market.  During the current three-month period the Company also made payment of insurance premiums on life insurance policies.

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

In November 2017, Customs distributed $1.2 million in collected duties that were available for distribution in 2016 and 2017, respectively. Our portion of these distributions was $433,000, representing 37.1% of the balance available for distribution in 2017. As of October 1, 2017, Customs reported that approximately $233,000 in cash deposits or other security paid at the time of import on subject entries remains in a clearing account, which potentially may become available for distribution under the CDSOA to eligible domestic manufacturers in connection with the case involving bedroom furniture imported from China. The final amounts available for distribution may be higher or lower than the preliminary amounts reported in the clearing account due to liquidations, reliquidations, protests, and other events affecting entries. Assuming that our percentage allocation in the future is the same as it was for the 2017 distribution (approximately 37.1% of the funds distributed) and that the $233,000 in cash deposits ultimately is collected by the government, we could receive approximately $87,000 in CDSOA funds at some point in the future.

Due to the uncertainty of the administrative processes, we cannot provide assurances as to future amounts of additional CDSOA funds that ultimately will be received, if any, and we cannot predict when we may receive any additional CDSOA funds.

Critical Accounting Policies

Our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2017 Annual Report on Form 10-K. We believe that some of our critical accounting policies have changed as a result of the Asset Sale and thus the discontinued furniture operations.

Cost Method Investments - Long-term investments consist of cost method investments. These investments are classified in “Investment in closely held company” on the consolidated balance sheets. The company determines the appropriate classifications of its investment(s) at the acquisition date and re-evaluates the classifications at each balance sheet date. If the Company believes a decline in the market value of any cost method investment below cost is other than temporary, a loss is charged to earnings, which establishes a new cost basis for the security.

Note Receivable - As of the date of the sale of substantially all of the assets, the note receivable was measured based on its fair value in accordance with ASC 810, Consolidation.  We estimated the fair value of the note receivable using discounted cash flow analyses, using market rates at the acquisition date that reflect the credit and interest rate-risk inherent in the note receivable. When impairment is determined to be probable, the measurement will be based on the fair value of the collateral securing the note.  The determination of impairment involves management’s judgment and the use of market and third party estimates regarding collateral values.

Variable Interest Entities (“VIE”) - As a result of the Asset Sale, we have a variable interest in two entities that have been determined to be variable interest entities ("VIE"). If we conclude that we are the primary beneficiary of a VIE, we are required to consolidate it. To determine if we are the primary beneficiary, we evaluate whether we have the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our evaluation includes identification of significant activities and an assessment of our ability to direct those activities based on governance provisions and arrangements to provide or receive product and process technology, product supply, operations services, equity funding, financing, and other applicable agreements and circumstances. Our assessments of whether we are the primary beneficiary of our VIE requires significant assumptions and judgments. We have concluded that we are not the primary beneficiary of the two VIEs as we do not have the power to direct the activities that most significantly impact the VIEs’ economic performance and therefore are not required to consolidate these entities.

Revenue Recognition – Revenue was recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this principle, the Company performed the following five steps: (i) identification of a contract with a customer; (ii) identification of any separate performance obligation; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligation in the contract, if any; and (v) recognition of revenue when the Company had satisfied the underlying performance obligation if any. The Company recognized substantially all of its revenue at a point in time when control of the Company’s goods was passed to the customer, which typically occurs upon shipment, with the exception of consigned goods. The Company considered its performance obligation satisfied at the time this control was transferred. Customer payment terms for these shipments typically ranged between 30- and 90-days. The Company elected to treat shipping and handling performed after control has transferred to customers as a fulfillment activity, and additionally, elected the practical expedient to report sales taxes on a net basis. The Company recorded shipping and handling expense related to product sales as cost of sales.

Interest Income – Interest income is recorded on an accrual basis based on the effective interest rate method to the extent that we expect to collect such amounts.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” “could,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include the occurrence of events that negatively impact our liquidity in such a way as to limit or eliminate our ability to use proceeds from the Asset Sale to fund stock repurchases or acquisitions, or an inability on our part to identify a suitable business to acquire or develop with the proceeds of the Asset Sale. Any forward-looking statement speaks only as of the date of this filing and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

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

(b)

Changes in internal controls over financial reporting.  As previously reported, management identified a material weakness related to stock-based compensation expense during the fourth quarter of 2017 relating to the design and effectiveness of internal controls related to the accounting with respect to modifications of share-based payment awards.  During the first quarter, management implemented a plan to address the control deficiency that led to the material weakness.  The remediation plan includes the following:

●	Transition to a new management team subsequent to the Asset Sale;
●	Implementing specific review procedures, including additional executive and technical review, upon issuances, vesting, and exercise of share-based payment awards; and
●	Strengthening our stock-based compensation expense control with enhanced documentation standards

These controls have been tested and we found them to be effective, so we have concluded that the material weakness has been remediated as of March 31, 2018.  Other than remediation procedures related to stock-based compensation expense, no changes to our internal control over financial reporting that occurred during the first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the normal course of business, we are involved in claims and lawsuits none of which currently, in our opinion, will have a material adverse effect on our consolidated financial statements.

On February 5, 2018, a putative class action was filed in the United States District Court for the Middle District of North Carolina against us, our directors and certain former directors in connection with the Asset Sale. The lawsuit alleged, among other things, that we violated the Securities Exchange Act of 1934, as amended, by omitting certain material information from the proxy statement relating to the proposed sale of substantially all our assets. The complaint sought, among other things, injunctive relief preventing the consummation of the proposed sale of substantially all our assets until disclosure of the material information allegedly omitted from the proxy statement, rescission of the Asset Purchase Agreement to the extent already implemented, and the award of attorneys’ and experts’ fees and certain other damages. While we believed the claims were without merit, we determined to provide additional disclosure in a supplement to the proxy statement in order to alleviate the costs, risks and uncertainties inherent with litigation.  We reached an agreement with the plaintiff regarding our additional disclosures and the lawsuit was dismissed on March 12, 2018.

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of our equity securities during the three-month period ending March 31, 2018:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (1)
January 1 to February 3, 2018	1,238	(2)	$0.84	-	$2,969,271
February 4 to March 2, 2018	-		-	-	$2,969,271
March 3 to March 31, 2018	219,970	(3)	$0.60	174,565	$2,865,933
Three months ended March 31, 2018	221,208			174,565	$2,865,933

(1)

In July 2012, the Board authorized the purchase of up to $5.0 million of our common stock.  These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices the Company deems appropriate.

(2)	Includes 1,238 shares tendered by recipients of restricted stock awards to satisfy tax withholding obligations on vested restricted stock.
(3)	Includes 45,405 shares tendered by recipients of restricted stock awards to satisfy tax withholding obligations on vested restricted stock.

ITEM 6. Exhibits

2.1

Asset Purchase Agreement, dated as of November 20, 2017, by and between Churchill Downs, LLC and Stanley Furniture Company, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 20, 2017). (1)

2.2

First Amendment to Asset Purchase Agreement, dated as of January 22, 2018, by and between Churchill Downs, LLC and Stanley Furniture Company, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 23, 2018). (1)

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2017).

3.2	By-laws of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed November 20, 2017).

10.01

Subordinated Promissory Note, dated March 2, 2018, of Churchill Downs, LLC in favor of Stanley Furniture Company, Inc. (incorporated reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 8, 2018).

10.02

Intercreditor and Debt Subordination Agreement, dated March 2, 2018, between Stanley Furniture Company, Inc. and North Mill Capital LLC (incorporated reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 8, 2018).

31.1	Certification by Steven A. Hale II, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certification by Brad G. Garner, our Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certification of Steven A. Hale II, our Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of Brad G. Garner, our Principal Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (2)

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) condensed consolidated statements of comprehensive (loss) income, (iv) condensed consolidated statements of cash flows, (v) the notes to the consolidated financial statements, and (vi) document and entity information. (2)

(1)	Certain schedules to these agreements have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibits will be furnished to the SEC upon request.
(2)	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2018	HG HOLDINGS, INC.
By: /s/ Brad G. Garner
Brad G. Garner
Principal Financial and Accounting Officer