Form 10-Q
period 2018-06-30
HG Holdings, Inc.
filed 2018-07-20
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of July 19, 2018, 14,712,377 shares of common stock of HG Holdings, Inc., par value $.02 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HG HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$6,101	$-
Restricted cash	400	631
Prepaid expenses and other current assets	259	4
Current assets from discontinued operations	-	27,893
Total current assets	6,760	28,528

Property, plant and equipment, net	4	-
Subordinated note receivable	5,073	-
Investment in closely held company	168	-
Other assets	480	465
Noncurrent assets from discontinued operations	-	3,577
Total assets	$12,485	$32,570

LIABILITIES
Current liabilities:
Accounts payable	$7	$-
Accrued salaries, wages and benefits	33	65
Other accrued expenses	140	28
Current liabilities from discontinued operations	53	12,647
Total current liabilities	233	12,740

Other long-term liabilities	266	567
Long-term liabilities from discontinued operations	-	6,778
Total liabilities	499	20,085

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 25,000,000 shares authorized, 14,712,377 and 14,920,117 shares issued and outstanding on each respective date	294	298
Capital in excess of par value	17,241	17,104
Retained deficit	(5,549)	(2,495)
Accumulated other comprehensive loss	-	(2,422)
Total stockholders’ equity	11,986	12,485
Total liabilities and stockholders’ equity	$12,485	$32,570

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per share data)

(unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017

Operating Expenses

General and administrative expenses	$(160)	$(235)	$(572)	$(507)

Total operating expenses	(160)	(235)	(572)	(507)

Interest income	242	-	317	-

Income (loss) from continuing operations before income taxes	82	(235)	(255)	(507)

Income tax benefit	(231)	-	(212)	-

Income (loss) from continuing operations	313	(235)	(43)	(507)

Discontinued operations

Gain (loss) from discontinued operations (including loss on sale of assets of $865)	$-	$247	$(3,011)	$102
Income tax benefit	-	(2)	-	(3)

Loss from discontinued operations	-	249	(3,011)	105

Net income (loss)	$313	$14	$(3,054)	$(402)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$.02	$(.02)	$-	$(.04)
Income (loss) from discontinued operations	-	.02	(.21)	.01
Net income (loss)	$.02	$-	$(.21)	$(.03)

Weighted average shares outstanding:
Basic	14,519	14,203	14,551	14,196
Diluted	14,519	14,203	14,551	14,196

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017

Net income (loss)	$313	$14	$(3,054)	$(402)
Other comprehensive income:
Amortization of actuarial loss	-	25	-	50
Adjustments to net periodic benefit cost	-	25	-	50
Settlement of employee benefit obligations directly related to the disposal transaction	-	-	2,422	-
Comprehensive income (loss)	$313	$39	$(632)	$(352)

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,	July 1,
	2018	2017

Net loss from continuing operations	$(43)	$(507)
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Accretion income on note receivable	(111)	-
Stock compensation expense	14	-
Paid in kind interest on subordinated note receivable	(112)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(255)	-
Other assets	(15)	-
Accounts payable	7	-
Other accrued expenses	80	-
Other long-term liabilities	(301)	-
Net cash used by continuing operations	(736)	(507)

Cash flows from investing activities:
Purchase of property, plant and equipment	(4)	-
Net cash used by investing activities	(4)	-

Cash flows from financing activities:
Repurchase and retirement of common stock	(133)	-
Stock purchase and retirement for tax withholdings on vesting of restricted award	(30)	-
Net cash used by financing activities	(163)	-

Cash flows from discontinued operations:
Cash used by discontinued operations	(3,664)	829
Cash provided by investing activities	9,228	47
Cash provided by financing activities	1,209	(49)
Net cash provided by discontinued operations	6,773	827

Net increase in cash and restricted cash	5,870	320
Cash and restricted cash at beginning of period	631	4,212
Cash and restricted cash at end of period	$6,501	$4,532

Supplemental Non-Cash Disclosures:
Payments made on line of credit from proceeds of the sale	$(1,348)	$-

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

On March 2, 2018, we sold substantially all of our assets (the “Asset Sale”) to Churchill Downs LLC (“Buyer”), pursuant to the terms of the Asset Purchase Agreement, dated as of November 20, 2017, as amended by the First Amendment thereto dated January 22, 2017 (the “Asset Purchase Agreement”). Operations of the furniture business from January 1, 2018 through March 2, 2018 are reflected as discontinued operations pursuant to the provisions of Accounting Standards Codification 2015-20, Presentation of Financial Statements – Discontinued Operations for all periods presented. As a result of the sale, the Company no longer has a wholly owned subsidiary.

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

Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statement for all periods presented, unless otherwise noted.

Certain amounts in the 2017 consolidated financial statements have been reclassified to conform to 2018 presentation.  These reclassifications do not have an impact on the consolidated statements of operations or the consolidated statement of comprehensive income (loss).  During the second quarter of 2018, the Company identified errors within the accrued franchise taxes and workers compensation liabilities that originated in prior periods under the former management team.  As the errors were not material to the prior period, the Company has revised the consolidated balance sheet as of December 31, 2017 to reduce the accrual for other long-term liabilities by approximately $250,000 to correct these errors.

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

In February 2016, the FASB issued its final lease accounting standard, FASB Accounting Standard Codification ("ASC"), Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of -use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). Our leases as of December 31, 2016, principally relate to real estate leases for corporate office, showrooms and warehousing. The new standard will be effective for the first quarter of our fiscal year ending December 31, 2019. Early adoption is permitted. As of June 30, 2018, we do not have any long-term leases. We will evaluate the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures at such time a long-term lease is executed. The standard is to be applied under the modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Subsequently, the FASB issued ASU 2018-03, "Technical Corrections and Improvements to Financial Instruments-Overall." ASU 2016-01 requires equity investments except those under the equity method of accounting to be measured at fair value with the changes in fair value recognized in net income. The amendment simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. For equity investments that do not have readily determinable fair values and do not qualify for the existing practical expedient in ASC 820 to estimate fair value using the net asset value per share of the investment, the guidance provides a new measurement alternative. Entities may choose to measure those investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company adopted ASU 2016-01 on January 1, 2018 and elected an accounting policy to measure its 5% equity interest in Churchill Downs Holdings, Ltd, as described in Note 5, under the cost method, less any impairment, plus or minus changes resulting from observable price changes. The adoption of ASU 2016-01 did not have a material impact to the Company’s consolidated financial statements.

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

Loss from discontinued operations, net of taxes, comprised the following for the three and six months ended June 30, 2018 and July 1, 2017 (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Net sales	$-	$11,615	$6,787	$22,805
Cost of sales	-	8,883	6,485	17,836
Selling, general and administrative expenses	-	2,503	2,438	4,889
Other income, net	-	(18)	-	(22)
Interest expense, net	-	-	10	-
Loss on sale of assets	-	-	(865)	-
Loss from discontinued operations before income taxes	-	247	(3,011)	102
Income tax (benefit) expense	-	(2)	-	(3)
Loss from discontinued operation, net of taxes	$-	$249	$(3,011)	$105

Included in selling, general and administrative expenses incurred for the six months ended June 30, 2018 were certain transaction costs including investment banking fees, legal fees, and other transaction costs directly attributable to the Asset Sale.

2.	Discontinued Operations (continued)

Net (liabilities) assets for discontinued operations are as follows (in thousands):

	June 30,	December 31,
	2018	2017
Cash	$-	$975
Accounts receivable, net	-	3,146
Inventory	-	23,231
Prepaid expenses and other current assets	-	541
Property, plant and equipment	-	1,449
Other assets	-	2,128
Total assets	-	31,470
Accounts payable and other liabilities	3	9,252
Accrued salaries, wages, and benefits	-	1,716
Deferred revenue	-	500
Other accrued expenses	50	1,179
Deferred compensation	-	4,101
Supplemental retirement plan	-	1,701
Other long-term liabilities	-	976
Total liabilities	53	19,425
Net (liabilities) assets	$(53)	$12,045

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

3.	Property, Plant and Equipment

	(in thousands)
	June 30,	December 31,
	2018	2017
Computers and equipment	$4	$-
Property, plant and equipment, at cost	4	-
Less accumulated depreciation	-	-
Property, plant and equipment, net	$4	$-

Property, plant and equipment, net, of discontinued operations	$-	$1,449

4.	Subordinated Secured Promissory Note Receivable

The Company received a $7.4 million subordinated secured promissory note from the Buyer as partial consideration for the sale of substantially all of our assets during the first quarter of 2018.  The note matures on March 2, 2023, at which time the total principal amount is due.  Interest on the principal balance of the note accrues daily at an annual fixed rate of 6.00%.  Cash interest payments begin upon certain availability thresholds defined in the Buyer’s senior secured loan facility.  These thresholds were not met for the period ended June 30, 2018 resulting in the Company accruing approximately $112,000 of interest income on the note.  Given that the availability thresholds were not met, the accrued interest was considered paid in kind and capitalized to the principal balance of the note.

During the first quarter 2018, we evaluated the fair value of the subordinated secured promissory note, which resulted in a fair value adjustment of $2.6 million.  We recorded accreted interest income on the fair value adjustment of the note of $111,000 during the three months ended June 30, 2018.

4.	Subordinated Secured Promissory Note Receivable (continued)

Resulting from the interest being paid in kind and the accretion of the fair value adjustment, the carrying value of the note increased $223,000 during the period ended June 30, 2018 to $5.1 million.

5.	Investment in Closely Held Company

The Company holds a 5% equity interest in Churchill Downs Holdings Ltd (“Churchill”), a British Virgin Island business company which it received as partial consideration for the sale of substantially all of our assets during first quarter 2018. The equity interest is considered a variable interest in Churchill, which the Company determined to be a variable interest entity (VIE). We concluded that we do not have the power to direct the activities that most significantly impact the economic performance of Churchill, and, therefore, we concluded we are not the primary beneficiary and accordingly have not consolidated Churchill. The investment in the closely held company is accounted for under the cost method, in accordance with generally accepted accounting principles. As of June 30, 2018, the investment had a carrying value of $168,000, which is reflected as an “Investment in closely held company” on the consolidated balance sheet and represents our maximum exposure to loss.

6.	Income taxes

During the first six months of 2018, we recorded a non-cash charge to our valuation allowance of $368,000 increasing our valuation allowance against deferred tax assets to $10.0 million at June 30, 2018. The primary assets covered by this valuation allowance are net operating losses, which are approximately $35.5 million at June 30, 2018. The Company did not make any cash payments for income tax in the current three and six month period ended June 30, 2018 and prior year three and six month period ended July 1, 2017 due to our net loss. During the current three month period, we recorded a $231,000 decrease in tax positions of prior years’ related to our unrecognized tax benefits position under FIN 48.

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

Our effective tax rate for the current and prior year three and six month periods were effectively 0% due to our net loss.

7.	Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Weighted average shares outstanding for basic calculation	14,519	14,203	14,551	14,196
Add: Effect of dilutive stock awards	-	-	-	-

Weighted average shares outstanding, adjusted for diluted calculation	14,519	14,203	14,551	14,196

7.	Stockholders’ Equity (continued)

In both the current three and six month periods ended June 30, 2018 and prior three and six month periods ended July 1, 2017, the dilutive effect of stock options was not recognized since we had net losses. Approximately 63,000 shares and 993,000 shares in 2018 and 2017, respectively, were issuable upon the exercise of stock options, which were not included in the diluted per share calculation because they were anti-dilutive. Also, 205,000 shares and 462,000 shares in 2018 and 2017, respectively, of restricted stock were not included because they were anti-dilutive.

From time to time, we will repurchase common shares that are tendered by recipients of restricted stock awards to satisfy tax withholding obligations on vested restricted stock. There were no such repurchases during the current three-month period.

In July 2012, the Board authorized the purchase of up to $5.0 million of our common stock.  These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices the Company deems appropriate.  In the three month period ended June 30, 2018, we repurchased 46,556 shares for $30,000 resulting in total repurchases for the six month period ended June 30, 2018 to 221,121 shares for $133,000. No shares were repurchased in the prior year three or six month period ended July 1, 2017. As of June 30, 2018, we have approximately $2.8 million remaining on this authorization to repurchase our common stock.

A reconciliation of the activity in Stockholders’ Equity accounts for the six months ended June 30, 2018 is as follows (in thousands):

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Deficit	Loss
Balance at December 31, 2017	$298	$17,104	$(2,495)	$(2,422)
Net loss	-	-	(3,054)	-
Settlement of employee benefit obligations directly related to the disposal transaction	-	-	-	2,422
Stock repurchase	(4)	(129)	-	-
Stock-based compensation expense	-	405	-	-
Dividends	-	(139)	-	-
Balance at June 30, 2018	$294	$17,241	$(5,549)	$-

Stock compensation expense of $391,000 for the six months ended June 30, 2018 was related to discontinued operations while $14,000 was related to continuing operations. Dividends of $139,000 for the six months ended June 30, 2018 were related to discontinued operations.

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

Loss from discontinued operations, net of taxes, comprised the following for the three and six months ended June 30, 2018 and July 1, 2017 (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Net sales	$-	$11,615	$6,787	$22,805
Cost of sales	-	8,883	6,485	17,836
Selling, general and administrative expenses	-	2,503	2,438	4,889
Other income, net	-	(18)	-	(22)
Interest expense, net	-	-	10	-
Loss on sale of assets	-	-	(865)	-
Loss from discontinued operations before income taxes	-	247	(3,011)	102
Income tax (benefit) expense	-	(2)	-	(3)
Loss from discontinued operation, net of taxes	$-	$249	$(3,011)	$105

Included in selling, general and administrative expenses incurred for the six months ended June 30, 2018 were certain transaction costs including investment banking fees, legal fees, and other transaction costs directly attributable to the Asset Sale.

Net (liabilities) assets for discontinued operations are as follows (in thousands):

	June 30,	December 31,
	2018	2017
Cash	$-	$975
Accounts receivable, net	-	3,146
Inventory	-	23,231
Prepaid expenses and other current assets	-	541
Property, plant and equipment	-	1,449
Other assets	-	2,128
Total assets	-	31,470
Accounts payable and other liabilities	3	9,252
Accrued salaries, wages, and benefits	-	1,716
Deferred revenue	-	500
Other accrued expenses	50	1,179
Deferred compensation	-	4,101
Supplemental retirement plan	-	1,701
Other long-term liabilities	-	976
Total liabilities	53	19,425
Net (liabilities) assets	$(53)	$12,045

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

Results from Continuing Operations

Three and Six Months Ended June 30, 2018

Interest income of $242,000 for the three month period ended June 30, 2018, consisted of $19,000 of cash interest income on our cash deposits, $112,000 of accrued interest on our subordinated secured promissory note from the Buyer and $111,000 of accreted interest income on the fair value adjustment to the subordinated secured promissory note. The Company’s subordinated secured promissory note from the Buyer receives cash interest payments upon certain availability thresholds defined in Buyer’s senior secured loan facility which were not met for the period ending June 30, 2018.

General and administrative expenses of $160,000 for the three month period ended June 30, 2018 consisted of $78,000 of professional fees, $46,000 of wages, $36,000 of other operating expenses.

During the current period, we recorded a non-cash tax benefit of $231,000 related to the increase in tax positions of prior years’ in conjunction with our unrecognized tax benefits position under FIN 48. Our effective tax rate for the period is effectively 0% due to our net loss.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand and interest earned on our cash on hand. We expect cash on hand to be adequate for ongoing operational expenditures for at least 12 months from the date of these financial statements. At June 30, 2018, we had $6.1 million in cash and $400,000 in restricted cash. Our unrestricted and restricted cash is currently held in savings accounts earning approximately 1.60%.

Cash used by continuing operations for the six month period ended June 30, 2018 of $736,000 consisted of $58,000 of cash interest income received and $794,000 of payments to employees and suppliers. The payments to employees and suppliers primarily consisted of $147,000 of consulting fees paid to the interim Chief Executive officer, $46,000 of wages to current management, $45,000 of wages for the Company’s previous principal financial and accounting officer, $45,000 of payroll taxes related to executive severance and stock compensation for vested restricted stock awards, $82,000 of payments on workers compensation claims, and $249,000 of legal and professional fees.

Cash used by financing activities for the first six months of 2018 included the Company’s repurchase of common shares that are tendered by recipients of restricted stock awards to satisfy tax withholding obligations on vested restricted stock of approximately $30,000 and the repurchase of common shares of $133,000 on the open market.

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

Cost Method Investments - Long-term investments consist of cost method investments. These investments are classified in “Investment in closely held company” on the consolidated balance sheets. The company determines the appropriate classifications of its investment(s) at the acquisition date. Upon adoption of ASU 2016-01, the Company records its long-term investment under the cost method, less any impairment, plus or minus changes resulting from observable price changes.

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

Revenue Recognition – Revenue, prior to the Asset Sale, was recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this principle, the Company performed the following five steps: (i) identification of a contract with a customer; (ii) identification of any separate performance obligation; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligation in the contract, if any; and (v) recognition of revenue when the Company had satisfied the underlying performance obligation if any. The Company recognized substantially all of its revenue at a point in time when control of the Company’s goods was passed to the customer, which typically occurs upon shipment, with the exception of consigned goods. The Company considered its performance obligation satisfied at the time this control was transferred. Customer payment terms for these shipments typically ranged between 30- and 90-days. The Company elected to treat shipping and handling performed after control has transferred to customers as a fulfillment activity, and additionally, elected the practical expedient to report sales taxes on a net basis. The Company recorded shipping and handling expense related to product sales as cost of sales.

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

Part II. OTHER INFORMATION

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

As previously reported on Form 8-K filed with the SEC on May 3, 2018, the Compensation and Benefits Committee of our Board of Directors on May 1, 2018 granted Steven A. Hale II, Chairman and Chief Executive Officer of the Company, a restricted stock award for 161,290 shares of our common stock pursuant to our 2012 Incentive Compensation Plan.  In connection with the issuance of our common stock under the grant, we relied on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as the transaction did not involve a public offering of securities.

The following table summarizes the repurchases of our equity securities during the three month period ending June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (1)
April 1 to April 30, 2018	46,556	$0.64	46,556	$2,835,905
May 1 to May 31, 2018	-	-	-	$2,835,905
June 1 to June 30, 2019	-	-	-	$2,835,905
Three months ended June 30, 2018	46,556		46,556	$2,835,905

(1)

In July 2012, the Board authorized the purchase of up to $5.0 million of our common stock.  These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices the Company deems appropriate.

ITEM 5. Other

In December 2016, we entered into a Rights Agreement in an effort to protect against a possible limitation on our ability to use our net operating loss carryforwards.  Our stockholders approved the Rights Agreement at the 2017 annual meeting of stockholders.  Under the Rights Agreement, our Board of Directors may approve requests for exemptions from the ownership limitations under the Rights Agreement if the Board determines, in its sole discretion, among other things, that the requested acquisitions do not create a significant risk of material adverse tax consequences to us.  Our Board has granted several exemptions as previously reported including (i) an exemption in connection with the agreement pursuant to which Steven A. Hale II joined our Board permitting Hale Partnership Fund, L.P. and related entities (the “Hale Funds”) to a  purchase  up to an additional  8% of our outstanding common stock  and (ii) an exemption requested by Solas Capital Management, LLC (“Solas”), our largest stockholder,  to purchase up to an additional 16.9%  of our outstanding common stock (which would result in Solas owning approximately 34% of our outstanding stock if the exempted amount was fully purchased).   In June 2018, our Board granted an additional exemption requested by the Hale Funds permitting them to purchase up to an additional 14.4% of our outstanding common stock (which would result in the Hale Funds owning approximately 32% of our outstanding common stock if the exempted amount was fully purchased).

ITEM 6. Exhibits

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) condensed consolidated statements of comprehensive (loss) income, (iv) condensed consolidated statements of cash flows, (v) the notes to the consolidated financial statements, and (vi) document and entity information. (1)

(1)	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 20, 2018	HG HOLDINGS, INC.
By: /s/ Brad G. Garner
Brad G. Garner
Principal Financial and Accounting Officer