Form 10-Q
period 2018-09-30
HG Holdings, Inc.
filed 2018-11-13
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

As of November 13, 2018, 14,712,377 shares of common stock of HG Holdings, Inc., par value $.02 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HG HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$6,037	$-
Restricted cash	402	631
Prepaid expenses and other current assets	236	4
Income tax receivable	488	-
Current assets from discontinued operations	-	27,893
Total current assets	7,163	28,528

Property, plant and equipment, net	9	-
Subordinated notes receivable	5,766	-
Other assets	480	465
Deferred tax assets	494	-
Noncurrent assets from discontinued operations	-	3,577
Total assets	$13,912	$32,570

LIABILITIES
Current liabilities:
Accounts payable	$26	$-
Accrued salaries, wages and benefits	19	65
Other accrued expenses	76	28
Current liabilities from discontinued operations	-	12,647
Total current liabilities	121	12,740

Other long-term liabilities	291	567
Long-term liabilities from discontinued operations	-	6,778
Total liabilities	412	20,085

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 25,000,000 shares authorized, 14,712,377 and 14,920,117 shares issued and outstanding on each respective date	294	298
Capital in excess of par value	17,263	17,104
Retained deficit	(4,057)	(2,495)
Accumulated other comprehensive loss	-	(2,422)
Total stockholders’ equity	13,500	12,485
Total liabilities and stockholders’ equity	$13,912	$32,570

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per share data)

(unaudited)

	Three Months		Nine Months
	Ended		Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2018	2017	2018	2017

Operating Expenses

General and administrative expenses	$(204)	$(158)	$(776)	$(665)

Total operating expenses	(204)	(158)	(776)	(665)

Interest income	302	-	618	-
Product financing interest income	125	-	125	-
Gain on extinguishment of subordinated note receivable	448		448
Impairment loss	(168)	-	(168)	-

Income (loss) from continuing operations before income taxes	503	(158)	247	(665)

Income tax benefit	990	-	1,202	-

Income (loss) from continuing operations	1,493	(158)	1,449	(665)

Discontinued operations

Gain (loss) from discontinued operations (including loss on sale of assets of $865)	$-	$(179)	$(3,011)	$(77)
Income tax benefit	-	32	-	35

Loss from discontinued operations	-	(147)	(3,011)	(42)

Net income (loss)	$1,493	$(305)	$(1,562)	$(707)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$.10	$(.01)	$.10	$(.05)
Income (loss) from discontinued operations	-	(.01)	(.21)	-
Net income (loss)	$.10	$(.02)	$(.11)	$(.05)

Weighted average shares outstanding:
Basic	14,508	14,220	14,538	14,203
Diluted	14,551	14,220	14,581	14,203

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months		Nine Months
	Ended		Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2018	2017	2018	2017

Net income (loss)	$1,493	$(305)	$(1,562)	$(707)
Other comprehensive income:
Amortization of actuarial loss	-	30	-	81
Adjustments to net periodic benefit cost	-	30	-	81
Settlement of employee benefit obligations directly related to the disposal transaction	-	-	2,422	-
Comprehensive income (loss)	$1,493	$(275)	$860	$(626)

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2018	2017

Net income (loss) from continuing operations	$1,449	$(665)
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Accretion income on notes receivable	(223)	-
Stock compensation expense	36	-
Paid in kind interest on subordinated note receivable	(293)	-
Gain on extinguishment of subordinated note receivable	(448)
Changes in assets and liabilities:
Prepaid expenses, income tax receivables, and other current assets	(720)	-
Deferred tax assets and other assets	(509)	-
Accounts payable	26	-
Other accrued expenses	2	-
Other long-term liabilities	(276)	-
Net cash used by continuing operations	(956)	(665)

Cash flows from investing activities:
Purchase of property, plant and equipment	(9)	-
Net cash used by investing activities	(9)	-

Cash flows from financing activities:
Repurchase and retirement of common stock	(133)	-
Stock purchase and retirement for tax withholdings on vesting of restricted award	(30)	-
Net cash used by financing activities	(163)	-

Cash flows from discontinued operations:
Cash used by discontinued operations	(3,501)	(2,309)
Cash provided by investing activities	9,228	47
Cash provided by financing activities	1,209	(49)
Net cash provided by discontinued operations	6,936	(2,311)

Net increase in cash and restricted cash	5,808	(2,976)
Cash and restricted cash at beginning of period	631	4,212
Cash and restricted cash at end of period	$6,439	$1,236

Supplemental Non-Cash Disclosures:
Payments made on line of credit from proceeds of the sale	$(1,348)	$-

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

On March 2, 2018, we sold substantially all of our assets (the “Asset Sale”) to Stanley Furniture Company LLC, formerly Churchill Downs LLC (“Buyer”), pursuant to the terms of the Asset Purchase Agreement, dated as of November 20, 2017, as amended by the First Amendment thereto dated January 22, 2017 (the “Asset Purchase Agreement”). Operations of the furniture business from January 1, 2018 through March 2, 2018 are reflected as discontinued operations pursuant to the provisions of Accounting Standards Codification 2015-20, Presentation of Financial Statements – Discontinued Operations for all periods presented. As a result of the sale, the Company no longer has a wholly owned subsidiary.

On September 6, 2018, as previously reported on Form 8-K filed by the Company with the Securities and Exchange Commission on September 12, 2018, Buyer sold certain of its assets, including certain inventory of the Stone & Leigh tradename (the “S&L Asset Sale”), to Stone & Leigh, LLC (“S&L”), a newly formed limited liability company owned by a group which includes Matthew W. Smith, the Company’s former interim Chief Executive Officer. As a part of the S&L Asset Sale, Buyer assigned to S&L certain of its rights and obligations under the subordinated secured promissory note payable to the Company (“Original Note”).

As a result of both the Asset Sale and the S&L Asset Sale, we have a variable interest in three entities that have been determined to be variable interest entities ("VIE"). If we conclude that we are the primary beneficiary of a VIE, we are required to consolidate it. To determine if we are the primary beneficiary, we evaluate whether we have the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our evaluation includes identification of significant activities and an assessment of our ability to direct those activities based on governance provisions and arrangements to provide or receive product and process technology, product supply, operations services, equity funding, financing, and other applicable agreements and circumstances. Our assessments of whether we are the primary beneficiary of our VIE requires significant assumptions and judgments. We have concluded that we are not the primary beneficiary of the three VIEs as we do not have the power to direct the activities that most significantly impact the VIEs’ economic performance and therefore are not required to consolidate these entities.

Results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statement for all periods presented, unless otherwise noted.

Certain amounts in the 2017 consolidated financial statements have been reclassified to conform to 2018 presentation. These reclassifications do not have an impact on the consolidated statements of operations or the consolidated statement of comprehensive income (loss). During the second quarter of 2018, the Company identified errors within the accrued franchise taxes and workers compensation liabilities that originated in prior periods under the former management team. As the errors were not material to the prior period, the Company has revised the consolidated balance sheets as of December 31, 2017 to reduce the accrual for other long-term liabilities by approximately $250,000 to correct these errors.

1.	Preparation of Interim Unaudited Consolidated Financial Statements (continued)

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

In February 2016, the FASB issued its final lease accounting standard, FASB Accounting Standard Codification ("ASC"), Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of -use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). Our leases as of December 31, 2016, principally relate to real estate leases for corporate office, showrooms and warehousing. The new standard will be effective for the first quarter of our fiscal year ending December 31, 2019. Early adoption is permitted. As of September 30, 2018, we do not have any long-term leases. We will evaluate the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures at such time a long-term lease is executed. The standard is to be applied under the modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented.

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

Loss from discontinued operations, net of taxes, comprised the following for the three and nine months ended September 30, 2018 and September 30, 2017 (in thousands):

	Three Months		Nine Months
	Ended		Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2018	2017	2018	2017
Net sales	$-	$10,427	$6,787	$33,231
Cost of sales	-	8,094	6,485	25,929
Selling, general and administrative expenses	-	2,673	2,438	8,069
Other income, net	-	(3)	-	(25)
Interest expense, net	-	-	10	-
Loss on sale of assets	-	-	(865)	-
Loss from discontinued operations before income taxes	-	(337)	(3,011)	(742)
Income tax (benefit) expense	-	32	-	35
Loss from discontinued operation, net of taxes	$-	$(305)	$(3,011)	$(707)

2.	Discontinued Operations (continued)

Included in selling, general and administrative expenses incurred for the nine months ended September 30, 2018 were certain transaction costs including investment banking fees, legal fees, and other transaction costs directly attributable to the Asset Sale.

Net (liabilities) assets for discontinued operations are as follows (in thousands):

	Sept. 30,	December 31,
	2018	2017
Cash	$-	$975
Accounts receivable, net	-	3,146
Inventory	-	23,231
Prepaid expenses and other current assets	-	541
Property, plant and equipment	-	1,449
Other assets	-	2,128
Total assets	-	31,470
Accounts payable and other liabilities	-	9,252
Accrued salaries, wages, and benefits	-	1,716
Deferred revenue	-	500
Other accrued expenses	-	1,179
Deferred compensation	-	4,101
Supplemental retirement plan	-	1,701
Other long-term liabilities	-	976
Total liabilities	-	19,425
Net assets	$-	$12,045

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

3.	Property, Plant and Equipment

	(in thousands)
	Sept. 30,	December 31,
	2018	2017
Computers and equipment	$6	$-
Furniture and fixtures	3	-
Property, plant and equipment, at cost	9	-
Less accumulated depreciation	-	-
Property, plant and equipment, net	$9	$-

Property, plant and equipment, net, of discontinued operations	$-	$1,449

4.	Subordinated Notes Receivable

The Company received a $7.4 million subordinated secured promissory note (the “Original Note”) from the Buyer as partial consideration for the sale of substantially all of our assets during the first quarter of 2018. On September 6, 2018, the Buyer sold certain of its assets, including certain inventory and the Stone & Leigh tradename (the “S&L Asset Sale”) to Stone & Leigh, LLC (“S&L”), which is owned by a group which includes Matthew W. Smith, the Company’s former interim Chief Executive Officer. As a part of the S&L Asset Sale, the Buyer assigned to S&L certain of its rights and obligations under the original $7.4 million subordinated secured promissory note. In connection with the assignment, the Company entered into an Amended and Restated Subordinated Secured promissory note with the Buyer (the “A&R Note”) and a new Subordinated Secured Promissory Note with S&L (the “New Note”).

4.	Subordinated Notes Receivable (continued)

We determined that the assignment a portion of the Original Note to S&L resulted in an extinguishment of the note receivable under ASC 310, Receivables, requiring that the Original Note be derecognized and both the A&R Note and the New Note separately be evaluated for fair value. As a result of this analysis, we recognized a $448,000 gain on the extinguishment of the Original Note.

The A&R Note has a principal amount as of the assignment date of $3.3 million. The note maturity remains March 2, 2023, at which time the total principal amount is due. Interest on the principal balance of the note continues to accrue daily at an annual fixed rate of 6.00%. Cash interest payments begin upon certain availability thresholds defined in the Buyer’s senior secured loan facility. These thresholds were not met for the three month period ended September 30, 2018 resulting in the Company accruing a total of approximately $134,000 of interest income on the note. Given that the availability thresholds were not met, the accrued interest was considered paid in kind and capitalized to the principal balance of the note. During portions of the three months ended September 30, 2018, there was an event of default on the Buyer’s senior secured loan. An event of default on the Buyer’s senior secured loan triggers an event of default under the A&R Note. The default interest accrues at a fixed rate of 10% per annum. The event of default was cured on November 5, 2018.

During the first quarter 2018, we evaluated the fair value of the Original Note, which resulted in a fair value adjustment of $2.6 million. Prior to the assignment date, we recorded accreted interest income on the fair value adjustment of the Original Note of $89,000 during the three months ended September 30, 2018. We re-evaluated the fair value adjustment of the A&R Note at the assignment date, which resulted in a fair value adjustment of $1.1 million on the $3.3 million principal amount. Subsequent to the assignment date, we recorded accreted interest income on the fair value adjustment of the A&R Note of $12,000 during the three months ended September 30, 2018.

Resulting from the interest being paid in kind, the accretion of the fair value adjustment, and the assignment of the $4.4 million of the Original Note to S&L, the carrying value of the A&R Note decreased to $2.2 million as of September 30, 2018.

The New Note has a principal amount of $4.4 million as of the assignment date. The New Note also matures on March 2, 2023, at which time the total principal amount is due. Interest on the New Note accrues at a fixed rate of 10% per annum. In connection with the issuance of the New Note, the Company entered into an Intercreditor and Debt Subordination Agreement (the “New Subordination Agreement”) with Hale Partnership Fund, L.P. as agent for a number of affiliated funds (collectively, the “Senior Lenders”). The New Subordination Agreement allows the Company to receive payments, including monthly cash interest payments, from S&L unless such payment would result in an event of default under the Senior Note. Cash interest payments of $30,000 were paid current during the three months ended September 30, 2018.

At the assignment date, we evaluated the fair value of the New Note, which resulted in a fair value adjustment of $945,000. We recorded accreted interest income on the fair value adjustment of the New Note of $11,000 for the month ended September 30, 2018. Resulting from the accretion of the fair value discount, the carrying amount of the New Note was $3.5 million as of September 30, 2018.

5.	Investment in Closely Held Company

The Company holds a 5% equity interest in Churchill Downs Holdings Ltd (“Churchill”), a British Virgin Island business company which it received as partial consideration for the sale of substantially all of our assets during first quarter 2018. The equity interest is considered a variable interest in Churchill, which the Company determined to be a variable interest entity (VIE). We concluded that we do not have the power to direct the activities that most significantly impact the economic performance of Churchill, and, therefore, we concluded we are not the primary beneficiary and accordingly have not consolidated Churchill.  The investment in Churchhill is accounted for as investments in equity securities of nonpublic entities without readily determinable fair values, which are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer and totaled $168,000 at September 30, 2018. The Company reviews its equity securities without readily determinable fair values on a regular basis to determine if the investment is impaired. For purposes of this assessment, the Company considers the investee’s cash position, liquidity, earnings and revenue outlook, equity position, and ownership, among other factors, in its review. If management’s assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in current earnings an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount.

During the three months ended September 30, 2018, the Company determined that the equity investment was impaired and determined the fair value to be zero. The write down amounted to $168,000 and is included in impairment loss in the accompanying consolidated statement of operations. The cumulative amount of the impairment at September 30, 2018 totaled $168,000. In determining the amount of the impairment for 2018, management considered relevant known transactions that occurred on or before the balance sheet date and the different rights and obligations of the securities subject to the impairment assessment. Factors that significantly influenced the determination of the impairment loss included the equity security’s voting rights, priority claims to the equity security, distributions rights and preferences, and the investee’s cash position, liquidity, earnings and revenue outlook.

6.	Income taxes

During the first nine months of 2018, we recorded a non-cash reversal to our valuation allowance of $888,000 decreasing our valuation allowance against deferred tax assets to $8.7 million at September 30, 2018. The primary assets covered by this valuation allowance are net operating losses, which are approximately $33.8 million at September 30, 2018.  The Company did not make any cash payments for income tax in the current three and nine month period ended September 30, 2018 and prior year three and nine month period ended September 30, 2017 due to our net loss. During the current three month period, we recorded a $990,000 income tax benefit resulting from the release of the valuation allowance associated with the Alternative Minimum Tax (“AMT”) credit deferred tax asset. The portion of the AMT credit that is refundable within the next twelve months is $488,000 and is reflected as an “Income tax receivable” on the consolidated balance sheet.  The portion of the credit that is refundable on the 2019, 2020, and 2021 tax returns is $494,000 and is recorded as a deferred tax asset.

6.	Income taxes (continued)

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

As of September 30, 2018, a portion of the AMT credit deferred tax asset is still being analyzed. We have maintained a full valuation allowance on this portion until we conclude the analysis. As of September 30, 2018, the deferred tax asset balance being recognized is $494,000.

Our effective tax rate for the current and prior year three and nine month periods were effectively 0% due to our net loss.

7.	Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (in thousands):

	Three Months		Nine Months
	Ended		Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2018	2017	2018	2017
Weighted average shares outstanding for basic calculation	14,508	14,220	14,538	14,203
Add: Effect of dilutive stock awards	43	-	43	-

Weighted average shares outstanding, adjusted for diluted calculation	14,551	14,220	14,581	14,203

In the three month period ended September 30, 2018, approximately 225,000 stock awards were excluded from the diluted per share calculation as they would be anti-dilutive. In the three month period ended September 30, 2017 and both the nine month periods ending September 30, 2018 and September 30, 2017, the dilutive effect of stock options was not recognized due to a net loss in the quarter. Approximately 63,000 shares and 944,000 shares in 2018 and 2017, respectively, were issuable upon the exercise of stock options, which were not included in the diluted per share calculation because they were anti-dilutive. Also, 205,000 shares and 864,000 shares in 2018 and 2017, respectively, of restricted stock were not included because they were anti-dilutive.

From time to time, we will repurchase common shares that are tendered by recipients of restricted stock awards to satisfy tax withholding obligations on vested restricted stock. There were no such repurchases during the current three month period.

In July 2012, the Board authorized the purchase of up to $5.0 million of our common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices the Company deems appropriate. While in the three month period ended September 30, 2018, we did not repurchase any of our commonshares, total repurchases for the nine month period ended September 30, 2018 were 221,121 shares for $133,000.  No shares were repurchased in the prior year three or nine month period ended September 30, 2017. As of September 30, 2018, we have approximately $2.8 million remaining on this authorization to repurchase our common stock.

7.	Stockholders’ Equity (continued)

A reconciliation of the activity in Stockholders’ Equity accounts for the nine months ended September 30, 2018 is as follows (in thousands):

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Deficit	Loss
Balance at December 31, 2017	$298	$17,104	$(2,495)	$(2,422)
Net loss	-	-	(1,562)	-
Settlement of employee benefit obligations directly related to the disposal transaction	-	-	-	2,422
Stock repurchase	(4)	(129)	-	-
Stock-based compensation expense	-	427	-	-
Dividends	-	(139)	-	-
Balance at September 30, 2018	$294	$17,263	$(4,057)	$-

Stock compensation expense of $391,000 for the nine months ended September 30, 2018 was related to discontinued operations while $36,000 was related to continuing operations. Dividends of $139,000 for the nine months ended September 30, 2018 were related to discontinued operations.

8.	Subsequent Events

On November 5, 2018, the Buyer paid off its senior secured lender. With the payoff, Buyer’s senior secured lender released all liens on the Buyer’s assets. Resulting from the payoff, the subordination agreement between Buyer’s senior secured lender and the Company allowed for the Buyer to begin paying the Company interest, which it received for the interest accrued on the A&R Note for month of October 2018.

S&L has advised that, since September 6, 2018, it has made principal repayments on its senior secured note of approximately $1 million, and as of November 13, 2018, its senior secured note had a balance of approximately $684,000. S&L has advised that it expects its senior secured note to be fully repaid during the fourth quarter 2018.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On March 2, 2018, we sold substantially all of our assets (the “Asset Sale”) to Stanley Furniture Company LLC, formerly Churchill Downs LLC (“Buyer”), pursuant to the terms of the Asset Purchase Agreement, dated as of November 20, 2017, as amended by the First Amendment thereto dated January 22, 2017 (the “Asset Purchase Agreement”). Operations of the furniture business from January 1, 2018 through March 2, 2018 are reflected as discontinued operation pursuant to the provisions of Accounting Standards Codification 2015-20, Presentation of Financial Statements – Discontinued Operations for all periods presented.

Loss from discontinued operations, net of taxes, comprised the following for the three and nine months ended September 30, 2018 and September 30, 2017 (in thousands):

	Three Months		Nine Months
	Ended		Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2018	2017	2018	2017
Net sales	$-	$10,427	$6,787	$33,231
Cost of sales	-	8,094	6,485	25,929
Selling, general and administrative expenses	-	2,673	2,438	8,069
Other income, net	-	(3)	-	(25)
Interest expense, net	-	-	10	-
Loss on sale of assets	-	-	(865)	-
Loss from discontinued operations before income taxes	-	(337)	(3,011)	(742)
Income tax (benefit) expense	-	32	-	35
Loss from discontinued operation, net of taxes	$-	$(305)	$(3,011)	$(707)

Included in selling, general and administrative expenses incurred for the nine months ended September 30, 2018 were certain transaction costs including investment banking fees, legal fees, and other transaction costs directly attributable to the Asset Sale.

Net (liabilities) assets for discontinued operations are as follows (in thousands):

	Sept. 30,	December 31,
	2018	2017
Cash	$-	$975
Accounts receivable, net	-	3,146
Inventory	-	23,231
Prepaid expenses and other current assets	-	541
Property, plant and equipment	-	1,449
Other assets	-	2,128
Total assets	-	31,470
Accounts payable and other liabilities	-	9,252
Accrued salaries, wages, and benefits	-	1,716
Deferred revenue	-	500
Other accrued expenses	-	1,179
Deferred compensation	-	4,101
Supplemental retirement plan	-	1,701
Other long-term liabilities	-	976
Total liabilities	-	19,425
Net (liabilities) assets	$-	$12,045

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

On September 6, 2018, the Buyer sold certain of its assets, including certain inventory and the Stone & Leigh tradename (the “S&L Asset Sale”) to Stone & Leigh, LLC (“S&L”), which is owned by a group which includes Matthew W. Smith, the Company’s former interim Chief Executive Officer. As a part of the S&L Asset Sale, the Buyer assigned to S&L certain of its rights and obligations under the original $7.4 million subordinated secured promissory note issued (the “Original Note”) to the Company in March 2018 as partial consideration for the Asset Sale. In connection with the assignment, the Company entered into an Amended and Restated Subordinated Secured promissory note with the Buyer (the “A&R Note”) with a principal amount as of the assignment date of $3.3 million and a new Subordinated Secured Promissory Note with S&L (the “New Note”) a principal amount of $4.4 million as of the assignment date.  For further information on the A&R Note and New Note, see Note 4 of the Notes to Consolidated Financial Statements in Item 1.

Results from Continuing Operations

Three and Nine Months Ended September 30, 2018

Interest income of $302,000 for the three month period ended September 30, 2018, consisted of $56,000 of cash interest income on our cash deposits and the New Note from S&L, $134,000 of accrued interest on the Original Note and the A&R Note from the Buyer and $112,000 of accreted interest income on the fair value adjustment to the subordinated secured promissory notes. The Company’s A&R Note from the Buyer receives cash interest payments upon certain availability thresholds defined in Buyer’s senior secured loan facility which were not met for the period ended September 30, 2018. The New Note from S&L was paid cash interest current for the period ending September 30, 2018. During the third quarter, the Company entered into a short-term product financing transaction with the Buyer resulting in income of $125,000, which is reflected as “Product Financing Income” in the accompanying statement of operations. The Company does not expect similar transactions to occur with the Buyer in future periods.

General and administrative expenses of $204,000 for the three month period ended September 30, 2018 consisted of $48,000 of professional fees, $46,000 of wages, $27,000 of fees and expenses primarily related to proxy and annual meeting voting, $23,000 of insurance expense, $22,000 of stock based compensation expense, and $38,000 of other operating expenses.

During the current period, we recorded a non-cash tax benefit of $990,000 income tax benefit resulting from the release of the valuation allowance associated with the repeal of the Alternative Minimum Tax (“AMT”) and the refundable nature of the AMT credit under the Tax Cuts and Jobs Act signed into law December 22, 2017. Our effective tax rate for the period is effectively 0% due to our net loss.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand and cash interest earned on our cash on hand and the New Note. We expect cash on hand to be adequate for ongoing operational expenditures for at least 12 months from the date of these financial statements. At September 30, 2018, we had $6.0 million in cash and $402,000 in restricted cash. Our unrestricted and restricted cash is currently held in savings accounts earning approximately 1.85%. We are further being paid current interest on the New Note with Stone & Leigh, LLC.

Cash used by continuing operations for the nine month period ended September 30, 2018 of $956,000 consisted of $114,000 of cash interest income received and $1.1 million of payments to employees and suppliers. The payments to employees and suppliers primarily consisted of $147,000 of consulting fees paid to the interim Chief Executive officer, $92,000 of wages to current management, $45,000 of wages for the Company’s previous principal financial and accounting officer, $45,000 of payroll taxes related to executive severance and stock compensation for vested restricted stock awards, $82,000 of payments on workers compensation claims, and $404,000 of legal and professional fees.

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

Cost Method Investments - Long-term investments consist of investments in equity securities of nonpublic entities without readily determinable fair values. These investments are classified in “Investment in closely held company” on the consolidated balance sheets. The company determines the appropriate classifications of its investment(s) at the acquisition date. Upon adoption of ASU 2016-01, the Company carries its long-term investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transaction for the identical or a similar investment of the same issuer.

Note Receivable - As of the date of the sale of substantially all of the assets, the Original Note was measured based on its fair value in accordance with ASC 810, Consolidation. We estimated the fair value of the note receivable using discounted cash flow analyses, using market rates at the acquisition date that reflect the credit and interest rate-risk inherent in the note receivable. As of the date of the assignment and transfer from the Buyer to S&L, both the A&R Note and the New Note were measured based their fair value in accordance with ASC 310, Receivables. We estimated the fair value of each note using its discounted cash flow analyses, using market rates at the date of the assignment which reflect the credit and interest rate-risk inherent in each note. When impairment is determined to be probable, the measurement will be based on the fair value of the collateral securing the notes. The determination of impairment involves management’s judgment and the use of market and third-party estimates regarding collateral values.

Variable Interest Entities (“VIE”) - As a result of both the Asset Sale and the S&L Asset Sale, we have a variable interest in three entities that have been determined to be variable interest entities ("VIE"). If we conclude that we are the primary beneficiary of a VIE, we are required to consolidate it. To determine if we are the primary beneficiary, we evaluate whether we have the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our evaluation includes identification of significant activities and an assessment of our ability to direct those activities based on governance provisions and arrangements to provide or receive product and process technology, product supply, operations services, equity funding, financing, and other applicable agreements and circumstances. Our assessments of whether we are the primary beneficiary of our VIE requires significant assumptions and judgments. We have concluded that we are not the primary beneficiary of the two VIEs as we do not have the power to direct the activities that most significantly impact the VIEs’ economic performance and therefore are not required to consolidate these entities.

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

ITEM 4. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, we identified one material weakness as of September 30, 2018. During the third quarter, we identified a material weakness in our internal control over the assignment of a portion of the Original Note to S&L. Specifically, we did not design and maintain effective controls related to the accounting with respect to the recording of a gain on extinguishment of the Original Note. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements could occur but will not be prevented or detected on a timely basis.

(b)

Changes in internal controls over financial reporting. Other than the identification of the material weakness related to the assignment of a portion of the Original Note, there were no changes in our internal control over financial reporting that occurred during the third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 6. Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2017).

3.2	By-laws of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed November 20, 2017).

10.1	Amended and Restated Subordinated Secured Promissory Note, dated September 6, 2018, issued by Stanley Furniture Company LLC in favor of HG Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed September 12, 2018.

10.2	Subordinated Secured Promissory Note, dated September 6, 2018, issued by Stone & Leigh, LLC in favor of HG Holdings, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed September 12, 2018).

10.3	Intercreditor and Debt Subordination Agreement, dated September 6, 2018, between HG Holdings, Inc. and Hale Partnership Fund, L.P., as agent (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed September 12, 2018).

31.1	Certification by Steven A. Hale II, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification by Brad G. Garner, our Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Steven A. Hale II, our Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Brad G. Garner, our Principal Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) condensed consolidated statements of comprehensive (loss) income, (iv) condensed consolidated statements of cash flows, (v) the notes to the consolidated financial statements, and (vi) document and entity information. (1)

(1)	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2018	HG HOLDINGS, INC.
By: /s/ Brad G. Garner
Brad G. Garner
Principal Financial and Accounting Officer