Form 10-K
period 2018-12-31
HG Holdings, Inc.
filed 2019-03-29
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
Commission file number 0-14938

HG HOLDINGS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	54-1272589
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2115 E. 7th Street, Suite 101, Charlotte, North Carolina 28204
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (x) No ( )

Indicate by check mark whether the Registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.504 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act, (check one):

Large accelerated filer ( )	Accelerated filer ( )	Non-accelerated filer ( )	Smaller reporting company (x)	Emerging growth company ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes (x) No ( )

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing price on July 1, 2018: $7.6 million.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of March 29, 2019:

Common Stock, par value $.02 per share	14,712,377
(Class of Common Stock)	Number of Shares

Documents incorporated by reference: Portions of the Registrant’s Proxy Statement for our 2019 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

Item 1.     Business

General

We were incorporated in Delaware in 1984. Until March 2, 2018, we were a leading design, marketing and distribution resource in the upscale segment of the wood residential furniture market. On March 2, 2018, we sold substantially all our assets and changed our name to HG Holdings, Inc.

Asset Sale

On March 2, 2018, we sold substantially all of our assets (the “Asset Sale”) to Stanley Furniture Company LLC, formerly Churchill Downs LLC (“Buyer”), pursuant to the terms of the Asset Purchase Agreement, dated as of November 20, 2018, as amended by the First Amendment thereto dated January 22, 2018 (the “Asset Purchase Agreement”). Operations of the furniture business from January 1, 2018 through March 2, 2018 are reflected as discontinued operations pursuant to the provisions of Accounting Standards Codification 2015-20, Presentation of Financial Statements – Discontinued Operations for all periods presented.

As consideration for the Asset Sale, Buyer paid a purchase price consisting of cash in the amount of approximately $10.8 million (of which approximately $1.3 million was used to pay the outstanding amount under our credit agreement), a subordinated secured promissory note in the principal amount of approximately $7.4 million (the “Original Note”), and a 5% equity interest in Buyer’s post-closing ultimate parent company, Churchill Downs Holdings, Ltd., a British Virgin Islands business company. At the closing of the Asset Sale, Buyer acquired approximately $193,000 of cash that was on the Company’s balance sheet, resulting in the Company recording net cash received of approximately $10.6 million from the Asset Sale. The Buyer also assumed substantially all of our liabilities. We retained certain assets, which we refer to as excluded assets, including:

●	cash in the amount of approximately $800,000, including restricted cash in an amount equal to approximately $632,000;
●

the rights to and interest in any distributions after the closing date of monies collected by U.S. Customs and Border Protection under the Continued Dumping and Subsidy Offset Act (“CDSOA”) and to distributions of any prepaid legal expenses held by the Committee for Legal Trade relating thereto;

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

Buyer also assumed substantially all of our liabilities; however, we retained certain liabilities, which we refer to as excluded liabilities, including:

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

We previously indicated our board of directors would evaluate alternatives for use of the cash consideration from the Asset Sale, including using a portion of the cash to either repurchase our common stock or pay a special dividend to stockholders and also using a portion of the cash to acquire non-furniture related assets that will allow us to potentially derive a benefit from its net operating loss carryforwards. Our board of directors determined not to pay a special dividend and to use our existing authorization for stock repurchases to repurchase our common stock from time to time in the open market, in privately negotiated transactions, or otherwise, at prices we deem appropriate. We purchased approximately 268,000 shares during 2018.  Our board does not intend to repurchase additional shares of our common stock at this time and anticipates retaining the remaining cash for use in acquiring non-furniture related assets and to fund operating expenses until an acquisition.  Our board is also considering a rights offering of our common stock to existing stockholders to raise additional cash for acquisitions in addition to the equity interest in HC Realty which could provide us greater resources and flexibility in acquiring non-furniture assets, which may include purchasing additional HC Series B Stock.

Stone & Leigh Asset Sale

On September 6, 2018, the Buyer sold certain of its assets, including certain inventory and the Stone & Leigh tradename (the “S&L Asset Sale”) to Stone & Leigh, LLC (“S&L”), which is owned by a group which includes Matthew W. Smith, the Company’s former interim Chief Executive Officer.  As a part of the S&L Asset Sale, the Buyer assigned to S&L certain of its rights and obligations under the Original Note issued to the Company in March 2018 as partial consideration for the Asset Sale.  In connection with the assignment, the Company entered into an Amended and Restated Subordinated Secured promissory note with the Buyer (the “A&R Note”) with a principal amount as of the assignment date of $3.3 million and a new Subordinated Secured Promissory Note with S&L (the “New Note”) with a principal amount of $4.4 million as of the assignment date.  For further information on the A&R Note and New Note, see Note 4 of the Notes to Consolidated Financial Statements in Item 1.

Acquisition of Equity Interest in HC Government Realty Trust, Inc.

We have acquired an equity interest in HC Government Realty Trust, Inc., a Maryland corporation (“HC Realty”).  HC Realty currently owns and operates a portfolio of 16 single-tenant properties leased entirely to the United States of America for occupancy by federal agencies including the Federal Bureau of Investigation, the Drug Enforcement Administration, the Social Security Administration and the Department of Transportation.

On March 19, 2019, we purchased 300,000 shares of HC Realty’s Common Stock (the “HC Common Stock”) for an aggregate purchase price of $3,000,000 and 200,000 shares of HC Realty’s 10.00% Series B Cumulative Convertible Preferred Stock (the “HC Series B Stock”) for an aggregate purchase price of $2,000,000.  As a result of these purchases, we currently own approximately 16.7% of the as-converted equity interest of HC Realty.

Certain other investors, including certain investors affiliated with Hale Partnership Capital Management, LLC (“HPCM”), purchased an additional 850,000 shares of Series B Stock for an aggregate purchase price of $8,500,000 on March 19, 2019.  On March 21, 2019, HC Realty’s board of directors excepted the acquisitions of HC Common Stock and/or Series B Stock as discussed above from the ownership restrictions included in HC Realty’s articles of incorporation.

On March 19, 2019, we, together with certain other lenders, including certain entities affiliated with HPCM (collectively, the “Lenders”), entered into a loan agreement (the “Loan Agreement”) with HC Realty’s operating partnership, and HCM Agency, LLC, as collateral agent (the “Agent”), pursuant to which the Lenders provided HC Realty’s operating partnership with a $10,500,000 senior secured term loan (the “Initial Term Loan”), of which $2,000,000 was provided by us. The Agent is affiliated with HPCM.

In connection with the transactions discussed above, Steven A. Hale II, our Chairman and Chief Executive Officer, was appointed to serve as HC Realty’s Chairman and Chief Executive Officer, effective immediately.  In addition, Mr. Hale, Brad G. Garner, our Principal Financial and Accounting Officer, and Matthew A. Hultquist, one of our directors, were each appointed to serve as directors of HC Realty, effective immediately.  Messrs. Hale, Garner and Hultquist will receive no compensation from HC Realty for serving in these roles.  HC Realty’s Board of Directors is composed of seven directors with three positions currently vacant.

Additional information on HC Common Stock, HC Series B Stock, the Loan Agreement and HC Realty is disclosed in our Current Report on Form 8-K filed with the SEC on March 25, 2019, which is incorporated herein by reference.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” “could,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include the occurrence of events that negatively impact the Company’s liquidity in such a way as to limit or eliminate the Company’s ability to use proceeds from the Asset Sale to fund asset acquisitions, or an inability on the part of the Company to identify a suitable business to acquire or develop with the proceeds of the Asset Sale. Any forward-looking statement speaks only as of the date of this filing and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

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

Charlotte, North Carolina 28204

Attention: Mr. Brad G. Garner

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

We have no revenue-generating operations and have limited sources of income following the Asset Sale, which may negatively impact the value and liquidity of our common stock.

As a result of the Asset Sale, we have no revenue-generating operations and no sources of income other than payments of interest and principal under the subordinated secured promissory notes from Buyer and S&L, any remaining payments to be made to us under the Continued Dumping and Subsidy Offset Act, refundable alternative minimum tax credits, and repayment at death of premiums we have paid for a split dollar life insurance policy for a former executive officer. As of March 19, 2019, our sources of income also include dividends on HC Common Stock and HC Series B Stock and interest paid on the loan we made to HC Realty’s operating partnership. There can be no guarantee that suitable assets in addition to our investment in HC Realty will be available for us to purchase or that any assets acquired will generate the revenues anticipated or any revenue at all. A failure by us to secure additional sources of revenue could negatively impact the value and liquidity of our common stock.

We may not receive the amount owed us under the subordinated secured promissory notes from Buyer and S&L.

The promissory note from Buyer will mature, and the entire principal amount will be payable on the date that is five years after the closing of the Asset Sale. Buyer’s obligations under this note, including its payment obligations, and our rights and remedies with respect to the collateral pledged by Buyer under this note may at times be subordinate to Buyer’s obligations under, and the lender’s rights with respect to, Buyer’s senior secured loan facility, including the lender’s rights to the collateral pledged by Buyer in connection with its senior secured loan facility. As a result, there can be no guarantee that Buyer will pay us any portion of the interest or principal due under this note or that upon any default by Buyer we will have access to any of the collateral pledged by Buyer under this note.  As of November 5, 2018, the Buyer paid off its initial senior secured loan facility resulting in the senior secured lender releasing all its liens on Buyer’s assets.  Thereby, our collateral pledged by Buyer under our promissory note from Buyer was not subordinated as of December 31, 2018.  However, Buyer entered into a new senior secured loan facility on February 25, 2019 and our collateral pledged by Buyer under the Second A&R Note became subordinated to Buyer’s obligations, and lenders rights with respect to, Buyer’s new senior secured loan facility.

The S&L Note will mature, and the entire principal amount will be payable on, the date that is five years after the closing of the Asset Sale. S&L’s obligations under this note, including its principal payment obligations, and our rights and remedies with respect to the collateral pledged by S&L under this note may at times be subordinate to S&L’s obligations under, and the lender’s rights with respect to, S&L’s senior secured loan facility, including the lenders rights to the collateral pledge by S&L in connection with its senior secured loan facility. As a result, there can be no guarantee that S&L will pay us any portion of the principal due under this note or that upon any default by S&L we will have access to any of the collateral pledged by S&L under this note. As of December 17, 2018, S&L paid off its senior secured loan facility resulting in the senior secured lender releasing all its liens on the S&L’s assets. Thereby, our collateral pledged by S&L under the A&R Note was not subordinated as of December 31, 2018.

Our investment in HC Realty may lose value.

In connection with using cash proceeds from the Asset Sale to acquire non-furniture related assets, we acquired an equity interest in HC Realty on March 19, 2019 by purchasing HC Common Stock and HC Series B Stock.  As a result of these stock purchases, we currently own approximately 16.7% of the as-converted equity interest of HC Realty. On March 19, 2019, we also made a loan to HC Realty’s operating partnership. There is no guarantee that HC Realty will be successful implementing its business strategy for the acquisition, management and disposition of GSA properties and as a result our HC Common Stock and HC Series B Stock may lose value and the repayment of our loan to HC Realty’s operating partnership may be negatively impacted.

The value of our equity investment in HC Realty would be adversely affected if HC Realty failed to quality as a REIT.

HC Realty has elected to be treated as a REIT for U.S. federal income tax purposes.  Its continued qualification as a REIT depends on its satisfaction of certain asset, income, organizational, distribution and stockholder ownership requirements on a continuing basis.  Its ability to satisfy some of the asset tests depends upon the fair market values of its assets, some of which are not able to be precisely determined and for which HC Realty has indicated it will not obtain independent appraisals.  If HC Realty fails to qualify as a REIT in any taxable year, and certain statutory relief provisions are not available, HC Realty would be subject to U.S. federal income tax on its taxable income at regular corporate rates and distributions to stockholders would not be deductible by it in computing its taxable income.  Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution.  Unless entitled to relief under certain Internal Revenue Code provisions, HC Realty also would be disqualified from taxation as a REIT for the four taxable years following the year during which HC Realty ceased to qualify as a REIT.  In addition, if HC Realty fails to qualify as a REIT, HC Realty will no longer be required to make distributions.  As a result of all these factors, HC Realty’s failure to qualify as a REIT could impair its ability to expand business and raise capital and could adversely affect the value of our HC Common Stock and HC Series B Stock.

An “ownership change” could limit the use of our net operating loss carryforwards and our potential to derive a benefit from our net operating loss carryforwards.

If an “ownership change” occurs pursuant to applicable statutory regulations, we are potentially subject to limitations on the use of our net operating loss carryforwards which in turn could adversely impact our potential to derive a benefit from our net operating loss carryforwards. While we have entered into a rights agreement designed to preserve and protect our net operating loss carryforwards, there is no guarantee that the rights agreement will prevent us from experiencing an ownership change and, therefore, having a limitation on our ability to use our net operating loss carryforwards. In general, an “ownership change” would occur if there is a cumulative change in the ownership of our common stock of more than 50% by one or more “5% shareholders” during a three-year test period.

We will continue to incur the expense of complying with public company reporting requirements following the closing of the Asset Sale.

Subsequent to the Asset Sale, we continue to be required to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), even though compliance with such reporting requirements is economically burdensome.

Our common stock was delisted from the NASDAQ Stock Market (“Nasdaq”) following the Asset Sale, and there may be reduced ability to trade our common stock.

Subsequent to the Asset Sale, our common stock was delisted from the Nasdaq Stock Market pursuant to Nasdaq’s authority under Nasdaq Listing Rule 5101.  While trading of our common stock is currently conducted in the over-the-counter market on the OTCQB, such trading could substantially reduce the market liquidity of our common stock.  As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.

Failure to successfully identify, acquire and, to the extent applicable, operate non-furniture related assets could cause our stock price to decline.

Following the closing of the Asset Sale, we began evaluating alternatives for using cash proceeds from the Asset Sale to acquire non-furniture related assets. We have not identified any assets for acquisition other than the equity interest we acquired in HC Realty and we may not be able to identify other profitable assets.  In addition, any assets that we do acquire, including our equity interest in HC Realty, may not be profitable. If we are not successful in identifying, acquiring and, to the extent applicable, operating non-furniture related assets, our stock price may decline.

We will likely have no operating history in the business of non- furniture related assets to be acquired, and therefore, with respect to certain assets, we will be subject to the risks inherent in establishing a new line of business.

Other than the equity interest we acquired in HC Realty, we have not identified additional assets to be acquired or the line or lines of business to which any such assets may relate and, therefore, cannot fully describe the specific risks presented by an acquisition of such assets.  It is likely that we will have had no operating history in the line of business of any such assets to be acquired, and it is possible that any such assets that we may acquire will have a limited operating history in their business. Accordingly, to the extent we acquire any such assets, our future success may in part be subject to the risks, expenses, problems and delays inherent in establishing a new line of business and the ultimate success of such new business cannot be assured. In addition, our management does not have prior experience relating to the operations of a real estate investment trust such as HC Realty and the ultimate success of our investment in HC Realty cannot be assured.

Resources may be expended in researching potential acquisitions that might not be consummated.

The investigation of non-furniture company assets to acquire and the negotiation, drafting and execution of relevant agreements and other documents will require substantial management time and attention in addition to potentially incurring legal and other professional expenses. If a decision is made not to complete a specific acquisition, the costs incurred up to that point for the proposed transaction likely would not be recoverable. As of December 31, 2018, we had not incurred any such related expenses.  Furthermore, even if an agreement is reached relating to a specific acquisition, we may fail to consummate the acquisition for any number of reasons including those beyond our control.

Ownership may become diluted if we conduct a rights offering.

Our board is considering a rights offering to raise additional cash for acquisition purposes. If we conduct a rights offering and you do not participate, you will experience dilution in your ownership.

We may be required to register under the Investment Company Act of 1940.

Under Section 3(a)(l)(C) of the Investment Company Act of 1940 (the "1940 Act"), an issuer is deemed to be an investment company if it is engaged in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of the issuer's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. The 1940 Act defines “investment securities” broadly to include virtually all securities except U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves regulated or exempt investment companies. Consequently, the A&R Note and S&L Note may be considered investment securities and we may fall within the scope of Section 3(a)(1)(C) of the 1940 Act.

A company that falls within the scope of Section 3(a)(1)(C) of the 1940 Act can avoid being regulated as an investment company if it can rely on certain of the exclusions under the 1940 Act. One such exclusion is Rule 3a-2 under the 1940 Act, which allows a 3(a)(1)(C) investment company (as a "transient investment company") a grace period of one year from the date of classification (in our case, the date of the Asset Sale, which was March 2, 2018) to avoid registration under the 1940 Act, so long as it does not intend to engage primarily in the business of investing, reinvesting, owning, holding or trading in securities. While we did not acquire sufficient assets within one year from closing the Asset Sale as contemplated by Rule 3a-2, the Rule is a safe harbor and failure to comply with that Rule does not necessarily indicate a need to register under the 1940 Act.

We have actively pursued alternatives for using cash proceeds from the Asset Sale for the acquisition of non-furniture related assets and acquired an equity interest in HC Government Realty Trust, Inc. (“HC Realty”) on March 19, 2019; however, we could become subject to the 1940 Act and be required to register under the 1940 Act.  Registered investment companies are subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates.

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

As a result of the Asset Sale, we no longer had an operating business, and accordingly, alter the closing of the Asset Sale, we became a shell company as defined by Rule 405 of the Securities Act and Exchange Act Rule 12b-2.  As a result of our acquisition of an equity interest in HC Realty on March 19, 2019, we are no longer a shell company.  However, applicable securities rules prohibit shell companies from using a Form S-8 registration statement to register securities pursuant to employee compensation plans and from utilizing Form S-3 for the registration of securities for 12 months after we cease to be a shell company.

To assist the Securities and Exchange Commission in the identification of shell companies, we were required to check a box on our quarterly reports on Form 10-Q and our annual reports on Form 10-K indicating that we were a shell company.

Under Rule 144 of the Securities Act, a holder of restricted securities of a company that was a “shell company” is not allowed to resell their securities in reliance upon Rule 144 for a period of 12 months after the company ceases to be a shell company and files required information with the Securities and Exchange Commission. The inability to utilize registration statements on Forms S-8 and S-3 would likely increase our costs to register securities in the future. Additionally, the loss of the use of Rule 144 and Form S-8 might make the offering and sale of our securities to employees, directors and others under compensatory arrangements more expensive and less attractive to recipients.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. We identified a material weakness in our internal control during the third quarter of 2018 over the assignment of a portion of the Original Note to S&L. Specifically, we did not design and maintain effective controls related to the accounting with respect to the recording of a gain on extinguishment of the Original Note. If our remediation efforts for this material weakness is not successful, or if other material weaknesses arise in the future, our ability to properly manage the business may be impaired and we may be unable to accurately report our financial results. This could result in previously reported financial results being restated, which could result in a loss of investor confidence and may lead to a decline in our stock price.

Our executive officers, directors and 10% stockholders have significant voting power and may vote their shares in a manner that is not in the best interest of other stockholders.

Our executive officers, directors and 10% stockholders control approximately 39% of the voting power represented by our outstanding common stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, such as the election of directors or the dissolution of the company. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

Our management, who will be employed on a part-time basis for the foreseeable future, currently has outside business interests that will require their time and attention and may interfere with their ability to devote all of their time to our business, which may adversely affect our business and operations.

Since our business will be limited until we find suitable non-furniture assets for acquisition, our only employees consist of our two executive officers, who will be employed for the foreseeable future on a part-time basis and who have outside business interests that could require substantial time and attention.  Our executive officers are associated with Hale Partnership Capital Management LLC and devote significant time to its affairs.  Our executive officers are also associated with HC Government Realty Trust, Inc..  On March 19, 2019, we acquired an equity interest in HC Realty and made a loan to HC Realty’s operating partnership. We cannot accurately predict the amount of time and attention that will be required of our officers to perform their ongoing duties related to outside business interests.  The inability of our officers to devote sufficient time to managing our business could have a material adverse effect on our business and operations.

Item 1B.     Unresolved Staff Comments

None.

Item 2.       Properties

Subsequent to the Asset Sale on March 2, 2018, we moved our corporate headquarters to Charlotte, North Carolina where we lease approximately 1,200 square feet of office space.

Item 3.       Legal Proceedings

We are not party to any legal proceedings as of the date of this filing.

Item 4.      Mine Safety Disclosures

Not Applicable.

Executive Officers of the Registrant

Our executive officers who are elected annually and their ages as of January 1, 2019 are as follows:

Name	Age	Position
Steven A. Hale II	35	Chairman, Chief Executive Officer and Director

Brad G. Garner	36	Principal Financial and Accounting Officer

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

Brad G. Garner joined Hale Partnership Capital Management, LLC, an asset management firm that serves as the investment manager to certain privately held investment partnerships, in 2015 as Chief Financial Officer and Partner. Mr. Garner served as Chief Financial Officer of Best Bar Ever, Inc. while raising and structuring capital investments and successful exit to a strategic partner. Prior to taking on that role, he spent 10 years in public accounting at Dixon Hughes Goodman LLP.

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

As of February 21, 2019, we have approximately 1,031 beneficial stockholders.

Issuer Purchases of Equity Securities

The following table summarizes the repurchases of our equity securities during the 12-month period ended December 31, 2018:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (1)
January 1 to March 31, 2018	221,208		$0.60	174,565	$2,865,933
April 1 to June 30, 2018	46,556		0.64	46,556	2,835,905
July 1 to September 30, 2018	-			-	2,835,905
Nine months ended September 30, 2018	267,764			221,121
October 1 to October 31, 2018	-			-	2,835,905
November 1 to November 30, 2018	-			-	2,835,905
December 1 to December 31, 2018	-			-	2,835,905
Three months ended December 31, 2018	-			-
Twelve months ended December 31, 2018	267,764	(2)		221,121

(1)

In July 2012, the Board of Directors authorized the purchase of up to $5.0 million of our common stock.  These repurchases were authorized to be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices the company deemed appropriate. Our Board does not intend to repurchase additional shares of our common stock under this authorization.

(2)	Represents shares tendered by recipient of restricted stock awards on December 7, 2017 to satisfy tax withholding obligations on vested restricted stock.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of December 31, 2018:

	Number of shares	Weighted-average	Number of shares
	to be issued upon	exercise price	remaining available
	exercise of	of outstanding	for future issuance
	outstanding options,	options, warrants	under equity
	warrants and rights	and rights	compensation plans
Equity compensation plans approved by stockholders	63,197	$7.01	1,441,805

Item 6.     Selected Financial Data

Not required to be provided by a smaller reporting company.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On March 2, 2018, we sold substantially all of our assets to Churchill Downs LLC, pursuant to the terms of the Asset Purchase Agreement, dated as of November 20, 2017, as amended by the First Amendment thereto dated January 22, 2018. As consideration for the Asset Sale, Buyer paid a purchase price consisting of cash in the amount of approximately $10.8 million (of which approximately $1.3 million was used to pay the outstanding amount under our credit agreement), a subordinated promissory note in the principal amount of approximately $7.4 million, and a 5% equity interest in Buyer’s post-closing ultimate parent company, Churchill Downs Holdings Ltd., a British Virgin Islands business company. Buyer also assumed substantially all of our liabilities.

On September 6, 2018, the Buyer sold certain of its assets, including certain inventory and the Stone & Leigh tradename (the “S&L Asset Sale”) to Stone & Leigh, LLC (“S&L”), which is owned by a group which included Matthew W. Smith, the Company’s former interim Chief Executive Officer. As a part of the S&L Asset Sale, the Buyer assigned to S&L certain of its rights and obligations under the original $7.4 million subordinated secured promissory note issued (the “Original Note”) to the Company in March 2018 as partial consideration for the Asset Sale. In connection with the assignment, the Company entered into an Amended and Restated Subordinated Secured promissory note with the Buyer (the “A&R Note”) with a principal amount as of the assignment date of $3.3 million and a new Subordinated Secured Promissory Note with S&L (the “New Note”) a principal amount of $4.4 million as of the assignment date.

We previously indicated our board of directors would evaluate alternatives for use of the cash consideration from the Asset Sale, including using a portion of the cash to either repurchase our common stock or pay a special dividend to stockholders and also using a portion of the cash to acquire non-furniture related assets that will allow us to potentially derive a benefit from its net operating loss carryforwards. Our board of directors determined not to pay a special dividend and to use our existing authorization for stock repurchases to repurchase our common stock from time to time in the open market, in privately negotiated transactions, or otherwise, at prices we deem appropriate. We purchased approximately 268,000 shares during 2018.  Our board does not intend to repurchase additional shares of our common stock at this time and anticipates retaining the remaining cash for use in acquiring non-furniture related assets and to fund operating expenses until an acquisition.  On March 19, 2019, we acquired an equity interest in HC Realty and made a loan to HC Realty’s operating partnership.  Our board is also considering a rights offering of our common stock to existing stockholders to raise additional cash for acquisitions in addition to the equity interest we acquired in HC Realty which could provide us greater resources and flexibility in acquiring additional non-furniture assets, which may include purchasing additional HC Series B Stock.

Results of Operations

2018 Compared to 2017

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

Loss from discontinued operations, net of taxes, comprised the following for the twelve months ended December 31, 2018 and 2017 (in thousands):

	Twelve Months
	Ended
	Dec. 31,	Dec. 31,
	2018	2017
Net sales	$6,787	$45,178
Cost of sales	(6,485)	(40,342)
Selling, general and administrative expenses	(2,448)	(11,972)
Other income, net	-	32
Loss on sale of assets	(865)	-
Loss from discontinued operations before income taxes	(3,011)	(7,104)
Income tax benefit	-	35
Loss from discontinued operations, net of taxes	$(3,011)	$(7,069)

Included in selling, general and administrative expenses incurred for the twelve months ended December 31, 2018 were certain transaction costs including investment banking fees, legal fees, and other transaction costs directly attributable to the Asset Sale.

Net assets for discontinued operations are as follows (in thousands):

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

As a result of the Asset Sale, the Company had no revenue-generating operations.  As of March 19, 2019, our sources of income include dividends on HC Common Stock and HC Series B Stock, interest paid on the loan we made to HC Realty’s operating partnership, and interest paid on cash and subordinated secured promissory notes. The Company believes that the revenue generating from these sources in addition to the cash on hand is sufficient to fund operating expenses for at least 12 months from the date of these consolidated financial statements.  As previously disclosed, the Company may consider a rights offering of the Company’s common stock to existing stockholders to raise additional cash for acquisitions in addition to the equity interest we acquired in HC Realty which could provide the Company greater resources and flexibility in acquiring additional non-furniture assets, which may include purchasing additional HC Series B Stock.

Results of Continuing Operations

On September 6, 2018, the Buyer sold certain of its assets, including certain inventory and the Stone & Leigh tradename (the “S&L Asset Sale”) to Stone & Leigh, LLC (“S&L”), which is owned by a group which includes Matthew W. Smith, the Company’s former interim Chief Executive Officer.  As a part of the S&L Asset Sale, the Buyer assigned to S&L certain of its rights and obligations under the original $7.4 million subordinated secured promissory note issued (the “Original Note”) to the Company in March 2018 as partial consideration for the Asset Sale.  In connection with the assignment, the Company entered into an Amended and Restated Subordinated Secured promissory note with the Buyer (the “A&R Note”) with a principal amount as of the assignment date of $3.3 million and a new Subordinated Secured Promissory Note with S&L (the “New Note”) a principal amount of $4.4 million as of the assignment date.  For the year ended December 31, 2018, the Company received principal paydowns of approximately $60,000.  For further information on the A&R Note and New Note, see Note 3 of the Notes to Consolidated Financial Statements.

Interest income for 2018 was $943,000 consisting of $291,000 of cash interest income on our cash deposits, the A&R Note from Buyer, and the New Note from S&L, $337,000 of accrued interest on the Original Note and the A&R Note from the Buyer and $325,000 of accreted interest income on the fair value adjustment to the subordinated secured promissory notes. The A&R Note from Buyer received cash interest payments upon certain availability thresholds defined in Buyer’s senior secured loan facility which were not met until Buyer paid off the senior secured facility on November 5, 2018. The New Note from S&L was paid current cash interest. During the third quarter of 2018, the Company entered into a short-term product financing transaction with the Buyer resulting in income of $125,000, which is reflected as “Product Financing Interest Income” in the accompanying consolidated statement of operations. The Company does not expect similar transactions to occur with the Buyer in future periods.

General and administrative expenses for 2018 were $1.0 million compared to $0.8 million in 2017.  General and administrative expenses for the year ended 2018 consisted of (1) an allocation of corporate overhead which was incurred in the period from January 1 through the Asset Sale, and (2) expenses related to continuing operations of the business incurred subsequent to the Asset Sale.  In accordance with ASC 205, Presentation of Financial Statements, the corporate overhead expenses allocated to continuing operations included $30,000 of wages for the Company’s previous principal financial and accounting officer, $147,000 consulting fees paid to the former interim chief executive officer’s firm, $15,000 of board compensation, $10,000 of legal fees, and $90,000 of audit fees.  Expenses related to the continuing operations of the company for 2018 include $154,000 of wages, $45,000 of payroll taxes related to executive severance and stock compensation for vested restricted stock awards, $250,000 of legal and professional fees unrelated to the sale of substantially all of the assets, $61,000 of fees and expenses primarily related to proxy, annual meeting voting, and other filing fees, $50,000 of board compensation, $35,000 of insurance expense, $57,000 of stock based compensation expense, and $60,000 of other operating expenses

As a result of the above, our income from continuing operations before taxes was $0.4 million in 2018, compared to a loss of $0.4 million in 2017.

During the current year we received $26,000 in funds under the CDSOA compared to $433,000 in 2017.

During 2018, we recorded a non-cash income tax benefit of $231,000 related to the increase in tax positions of prior years’ in conjunction with our unrecognized tax benefits position under FIN 48. We also recognized a non-cash income tax benefit of $988,000 in 2018 resulting from the release of the valuation allowance associated with the repeal of the Alternative Minimum Tax (“AMT”) and the refundable nature of the AMT credit under the Tax Cuts and Jobs Act signed into law December 22, 2017. Our 2018 effective tax rate was 82.2%, compared with 0.5% in 2017.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand and interest earned on our cash on hand and the subordinated secured notes receivable.  As of March 19, 2019, our sources of liquidity also include dividends on HC Common Stock and HC Series B Stock and interest paid on the loan we made to HC Realty’s operating partnership. We expect the liquidity generated from these sources in addition to the cash on hand to be adequate for ongoing operational expenditures for at least 12 months from the date of these financial statements.  At December 31, 2018, we had $6.1 million in cash and $400,000 in restricted cash.  Our unrestricted and restricted cash is currently held in savings accounts earning interest of approximately 2.1%.

Cash used by continuing operations was $904,000 in 2018 and $390,000 in 2017.  Cash used in operations for 2018 consisted of $291,000 of cash interest income received, $125,000 of product financing interest income received, and approximately $1.4 million of payments to employees and vendors.  The payments to employees and vendors primarily consisted of $147,000 of consulting fees paid to the former interim chief executive officer, $45,000 of wages for the Company’s previous principal financial and accounting officer, $139,000 of wages to current management, $45,000 of payroll taxes specific to executive severance and stock compensation for vested restricted stock awards, $40,000 of board compensation, $82,000 of payments on workers compensation claims, $216,000 of premium payments on insurance policies, and $416,000 of legal and professional fees.

Cash used by investing activities in 2018 included new borrowings on the subordinated secured promissory notes of approximately $30,000.

Cash used by financing activities in 2018 included the Company’s repurchase of common shares that were tendered by recipients of restricted stock awards to satisfy tax withholding obligations on vested restricted stock of approximately $30,000 and the repurchase of common shares of $133,000 on the open market.

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

In November 2018 and 2017, Customs distributed $66,000 and $1.2 million in collected duties that were available for distribution in 2018 and 2017, respectively.  Our portion of these distributions were $26,000 and $433,000, respectively, representing 39.9% of the balance available for distribution in 2018 and 37.1% of the balance available for distribution in 2017.  As of October 1, 2018, Customs reported that approximately $224,000 in cash deposits or other security paid at the time of import on subject entries remains in a clearing account balance, which potentially may become available for distribution under the CDSOA to eligible domestic manufacturers in connection with the case involving bedroom furniture imported from China.  The final amounts available for distribution may be higher or lower than the preliminary amounts reported in the clearing account due to liquidations, reliquidations, protests, and other events affecting entries.  Assuming that our percentage allocation in the future is the same as it was for the 2018 distribution (approximately 39.9% of the funds distributed), we could receive approximately $89,000 in CDSOA funds at some point in the future.

As the CDSOA distributed monies collected by Customs to eligible domestic producers that supported a successful antidumping petition (“Supporting Producers”), a portion of the proceeds were retained and held in an escrow account in order to fund future expenses (such as professional fees) related to the petition.  As of December 31, 2018, there was approximately $7.5 million held in escrow in addition to cash deposits held of $224,000.  During the first quarter of 2019, the Supporting Producers group decided, based on the current facts and circumstances of the petition, to disburse the portion of those funds related to the 2013, 2014, and first half of 2015 distributions, which was approximately $3.5 million.  The Company’s share of the escrow release is approximately $1.2 million.  The group of Supporting Producers expect that the remaining funds held in escrow will be used for future expenses related to the petition.  The Company does not expect any future disbursements related to these escrow funds as the remaining balance is expected to be used for legal fees related to the petition.

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

In February 2016, the FASB issued its final lease accounting standard, FASB Accounting Standard Codification ("ASC"), Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease).  The lease liability will be equal to the present value of lease payments and the right-of -use asset will be based on the lease liability, subject to adjustment such as for initial direct costs.  For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance.  For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840).  The new standard will be effective for the first quarter of our fiscal year ending December 31, 2019. Early adoption is permitted. As of December 31, 2018, we do not have any long-term leases. We will evaluate the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures at such time a long-term lease is executed.  The standard is to be applied under the modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented.  Our only lease as of December 31, 2018 relates to a real estate lease for the corporate office space. The company does not anticipate the adoption of ASU 2016-02 to have a material impact to the consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Subsequently, the FASB issued ASU 2018-03, "Technical Corrections and Improvements to Financial Instruments-Overall." ASU 2016-01 requires equity investments except those under the equity method of accounting to be measured at fair value with the changes in fair value recognized in net income. The amendment simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. For equity investments that do not have readily determinable fair values and do not qualify for the existing practical expedient in ASC 820 to estimate fair value using the net asset value per share of the investment, the guidance provides a new measurement alternative. Entities may choose to measure those investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company adopted ASU 2016-01 on January 1, 2018 and elected an accounting policy to measure its equity interest in Churchill Downs Holdings, Ltd, as described in Note 5, under the cost method, less any impairment, plus or minus changes resulting from observable price changes. The adoption of ASU 2016-01 did not have a material impact to the Company’s consolidated financial statements.

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

Note Receivable - In accordance with ASC 810-40-5, upon the sale of substantially all of the assets the Company recorded a gain on the deconsolidation of a group of assets based on the difference between the fair value of the consideration received and the carrying amount of the group of assets. As the Original Note was part of the consideration received, the Company recorded the Original Note at its fair value on March 2, 2018. The fair value of the Original Note was estimated using discounted cash flow analyses, using market rates at the acquisition date that reflect the credit and inherent rate-risk inherent in the Original Note. The discount resulting from the fair value adjustment was recorded as a direct reduction to the original principal balance and amortized to interest income using the effective interest method. As of the date of the assignment and transfer from the Buyer to S&L, it was determined that the Original Note was extinguished and therefore both the A&R Note and the New Note were measured based on their fair value in accordance with Emerging Issues Task Force (EITF) – Creditors Accounting for Modification or Exchange of Debt Instruments.  The discounts resulting from the fair value adjustments for the A&R Note and the S&L Note were recorded as a direct reduction to the original principal balance and amortized to interest income using the effective interest method.  When impairment is determined to be probable, the measurement will be based on the fair value of the collateral securing the notes.  The determination of impairment involves management’s judgment and the use of market and third-party estimates regarding collateral values.

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

Deferred taxes - On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law. The income tax effects of changes in tax laws are recognized in the period when enacted.  Among its numerous changes to the Internal Revenue Code, the Act reduces U.S. corporate rates from 35% to 21% for periods beginning on or after January 1, 2018.  Our deferred tax assets were remeasured in 2017 at the lower corporate tax rate, however, this was offset by a corresponding adjustment to the Company’s full valuation allowance. During 2018, the Company finalized its analysis of the impact of the Act including determining the appropriate amount of AMT credits to be refunded in future periods. This resulted in an income tax benefit of $988,000 in 2018 for the amount of supportable credits on the Company’s prior period tax returns.

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

Accruals for self-insurance reserves - Accruals for self-insurance reserves (including workers’ compensation and employee medical) are determined based on a number of assumptions and factors, including historical payment trends and claims history, actuarial assumptions and current and estimated future economic conditions. These estimated liabilities are not discounted. If actual trends differ from these estimates, the financial results could be impacted. Historical trends have not differed materially from these estimates.

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

Off-Balance Sheet Arrangements

We do not have transactions or relationships with “special purpose” entities, and we do not have any off-balance sheet financing other than normal operating leases for office space.

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

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were effective as of December 31, 2018, the end of the period covered by this Annual Report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

As previously reported, management identified a material weakness during the third quarter of 2018 relating to the design and effectiveness of internal controls related to the accounting with respect to the recording of a gain on extinguishment of the Original Note. During the fourth quarter of 2018, management implemented a plan to address the control deficiency that led to the material weakness. The remediation plan included the following:

●	Implementing specific review procedures, including additional executive and technical review, upon assignments and changes in the A&R Note or S&L Note; and
●	Enhanced our note receivable controls with enhanced documentation standards related to changes in the note documents.

These controls have been tested and we found them to be effective, so we have concluded that the material weakness has been remediated as of December 31, 2018.  Other than remediation procedures related to the gain on extinguishment of the Original Note, no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Information related to our directors is set forth under the caption “Election of Directors” of our proxy statement (the “2019 Proxy Statement”) for our 2019 annual meeting of shareholders. Such information is incorporated herein by reference.

Information relating to compliance with section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2019 Proxy Statement and is incorporated herein by reference.

Information relating to the Audit Committee and Board of Directors’ determinations concerning whether a member of the Audit Committee of the Board is a “financial expert” as that term is defined under Item 407(d) (5) of Regulation S-K is set forth under the caption “Board and Board Committee Information” of our 2019 Proxy Statement and is incorporated herein by reference.

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

Item 11.    Executive Compensation

Information relating to our executive compensation is set forth under the caption “Executive Compensation” of our 2019 Proxy Statement. Such information is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our information relating to this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” of our 2019 Proxy Statement. Such information is incorporated herein by reference.

Information concerning our equity compensation plan is included in Part II of this report under the caption “Equity Compensation Plan Information.”

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Our information relating to this item is set forth under the captions “Corporate Governance – Review of Transactions with Related Persons” and “Corporate Governance - Board and Board Committee Information” of our 2019 Proxy Statement. Such information is incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services

Our information relating to this item is set forth under the caption “Independent Public Auditors” of our 2019 Proxy Statement. Such information is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a)          Documents filed as a part of this Report:

(1)	The following consolidated financial statements are included in this report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Operations for each of the two years in the period ended December 31, 2018
Consolidated Statements of Comprehensive Loss for each of the two years ended in the period ended December 31, 2018
Consolidated Statements of Changes in Stockholders’ Equity for each of the two years in the period ended December 31, 2018
Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2018
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts for each of the two years in the period ended December 31, 2018

(b)	Exhibits:

2.1

Asset Purchase Agreement, dated as of November 20, 2017, by and between Churchill Downs, LLC and Stanley Furniture Company, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 20, 2017). (1)

2.2

First Amendment to Asset Purchase Agreement, dated as of January 22, 2018, by and between Churchill Downs, LLC and Stanley Furniture Company, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 23, 2018). (1)

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

10.3

Form of Stock Option Award under 2008 Incentive Plan (Directors) (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2008). (2)

10.4

2012 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement (Commission File No. 0-14938) for the annual meeting of stockholders held on April 18, 2012). (2)

10.5

Form of Stock Option Award under 2012 Incentive Plan (Officers) (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2012). (1)

10.6

Form of Restricted Stock Award under 2012 Incentive Plan (Officers) (time vesting) (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2012). (2)

10.7

Form of Restricted Stock Award under 2012 Incentive Plan (Directors) (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K (Commission File No. 0-14938) for year ended December 31, 2014). (2)

10.8

Form of Restricted Stock Award under 2012 Incentive Plan (Officers) (time and performance vesting) (incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-K (Commission File No. 0-14938) for year ended December 31, 2014). (2)

10.9

Form of Restricted Stock Award under 2012 Incentive Plan (Officers) (performance vesting) (incorporated by reference to Exhibit 10.23 to Registrant’s Form 10-K (Commission File No. 0-14938) for year ended December 31, 2014). (2)

10.10

Agreement dated January 7, 2016 by and among Stanley Furniture Company, Inc. and the entities and natural persons listed on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (Commission File No. 0-14938) filed January 8, 2016).

10.11

Agreement, dated as of January 30, 2017, by and among Stanley Furniture Company, Inc. and the entities and natural persons listed on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (Commission File No. 0-14938) filed January 30, 2017).

10.12

Amendment No. 1, dated as of January 30, 2017, to the Agreement, dated as of January 7, 2016, by and among Stanley Furniture Company, Inc. and the entities and natural persons listed on Exhibit A thereto (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K (Commission File No. 0-14938) filed January 30, 2017).

10.13

Subordinated Promissory Note, dated March 2, 2018, of Churchill Downs LLC in favor of Stanley Furniture Company, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 8, 2018).

10.14

Intercreditor and Debt Subordination Agreement, dated March 2, 2018, between Stanley Furniture Company, Inc. and North Mill Capital LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 8, 2018).

10.15

Amended and Restated Subordinated Secured Promissory Note, dated September 6, 2018, issued by Stanley Furniture Company LLC in favor of HG Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed September 12, 2018).

10.16

Subordinated Secured Promissory Note, dated September 6, 2018, issued by Stone & Leigh, LLC in favor of HG Holdings, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed September 12, 2018).

10.17

Intercreditor and Debt Subordination Agreement, dated September 6, 2018, between HG Holdings, Inc. and Hale Partnership Fund, L.P., as agent (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed September 12, 2018).

10.18

Second Amended and Restated Subordinated Secured Promissory Note, dated February 7, 2019, issued by Stanley Furniture Company LLC in favor of HG Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed February 13, 2019).

10.19

Consent, Reaffirmation and Joinder, dated February 7, 2019, among Stanley Furniture Company LLC, Stanley Intermediate Holdings LLC, Churchill Downs Holdings Ltd., Stanley Furniture Company 2.0, LLC and HG Holdings, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed February 13, 2019).

10.20

Agreement, dated February 7, 2019, between HG Holdings, Inc. and Churchill Downs Holdings Ltd. (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed February 13, 2019).

10.21

Intercreditor and Subordination Agreement, dated February 25, 2019, among HG Holdings, Inc. and Alterna Capital Solutions, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed March 1, 2019).

10.22	Subscription Agreement, dated as of March 19, 2019, by and between HC Government Realty Trust, Inc. and HG Holdings, Inc., with respect to the purchase of shares of Common Stock (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed March 25, 2019).

10.23	Subscription Agreement, dated as of March 19, 2019, by and between HC Government Realty Trust, Inc., and HG Holdings, Inc., with respect to the purchase of shares of Series B Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed March 25, 2019).

10.24	Loan Agreement, dated as of March 19, 2019, by and between HC Government Realty Holdings, L.P., as borrower, the Lenders party thereto and HCM Agency, LLC, as collateral agent (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed March 25, 2019).

21	List of Subsidiaries. (3)

23.1	Consent of BDO USA, LLP. (3)

31.1	Certification by Steven A. Hale II, our Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (3)

31.2	Certification by Brad G. Garner, our Principal Financial and Accounting Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (3)

32.1	Certification by Steven A. Hale II, our Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

32.2	Certification by Brad G. Garner, our Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

101

The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) condensed consolidated statements of comprehensive (loss) income, (iv) condensed consolidated statements of cash flows, (v) the notes to the consolidated financial statements, and (vi) document and entity information. (3)

__________________________________________
(1)	Certain schedules to these agreements have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules and/or exhibits will be furnished to the SEC upon request.
(2)	Management contract or compensatory plan
(3)	Filed Herewith
(4)	Furnished Herewith

Item 16.      10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HG HOLDINGS, INC.

March 29, 2019	By:	/s/ Steven A. Hale II
Steven A. Hale II
Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Steven A. Hale II (Steven A. Hale II)	Chairman, Chief Executive Officer and Director	March 29, 2019

/s/Brad G. Garner (Brad G. Garner)	Principal Financial and Accounting Officer	March 29, 2019

/s/Matthew A. Hultquist (Matthew A. Hultquist)	Director	March 29, 2019

/s/Jeffrey S. Gilliam (Jeffrey S. Gilliam)	Director	March 29, 2019

HG HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

HG Holdings, Inc.

Charlotte, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HG Holdings, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As described in Note 2, the Company sold substantially all of their assets to Churchill Downs LLC on March 2, 2018.

As described in Note 10, the Company entered into subscription agreements to purchase 300,000 shares of HC Common Stock for an aggregate purchase price of $3 million and 200,000 shares of HC Series B Stock for an aggregate purchase price of $2 million.  Additionally, the Company entered into a loan agreement with HC Realty’s operating partnership of which $2 million was provided by the Company. Our opinion is not modified with respect to these matters.

We have served as the Company’s auditor since 2014.

/s/ BDO USA, LLP

Raleigh, North Carolina

March 29, 2019

HG HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	2018	2017
ASSETS
Current assets:
Cash	$6,057	$-
Restricted cash	404	631
Prepaid expenses and other current assets	273	4
Income tax receivable	488	-
Current assets from discontinued operations	-	27,893
Total current assets	7,222	28,528

Property, plant and equipment, net	9	-
Subordinated notes receivable	5,882	-
Other assets	480	465
Deferred tax assets	494	-
Noncurrent assets from discontinued operations	-	3,577
Total assets	$14,087	$32,570

LIABILITIES
Current liabilities:
Accounts payable	$29	$-
Accrued salaries, wages and benefits	17	65
Other accrued expenses	110	28
Current liabilities from discontinued operations	-	12,647
Total current liabilities	156	12,740

Other long-term liabilities	287	567
Long-term liabilities from discontinued operations	-	6,778
Total liabilities	443	20,085

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 25,000,000 shares authorized, 14,712,377 and 14,920,117 shares issued and outstanding on each respective date	294	298
Capital in excess of par value	17,285	17,104
Retained deficit	(3,935)	(2,495)
Accumulated other comprehensive loss	-	(2,422)
Total stockholders’ equity	13,644	12,485
Total liabilities and stockholders’ equity	$14,087	$32,570

The accompanying notes are an integral part

 of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended
	December 31,
	2018	2017

Operating Expenses

General and administrative expenses	$(1,005)	$(823)

Total operating expenses	(1,005)	(823)

Interest income	943	-
Product financing interest income	125	-
Gain on extinguishment of subordinated note receivable	448	-
Income from Continued Dumping and Subsidy Offset Act, net	26	433
Impairment loss	(168)	-

Income (loss) from continuing operations before income taxes	369	(390)

Income tax benefit	1,202	-

Income (loss) from continuing operations	1,571	(390)

Discontinued operations

Loss from discontinued operations (including loss on sale of assets of $865)	$(3,011)	$(7,104)
Income tax benefit	-	35

Loss from discontinued operations	(3,011)	(7,069)

Net loss	$(1,440)	$(7,459)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$.11	$(.06)
Loss from discontinued operations	(.21)	(.47)
Net loss	$(.10)	$(.53)

Weighted average shares outstanding:
Basic	14,531	14,236
Diluted	14,574	14,236

The accompanying notes are an integral part

of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (in thousands)

	For the Years Ended December 31,
	2018	2017

Net loss	$(1,440)	$(7,459)
Other comprehensive (loss) income:
Actuarial loss	-	268
Amortization of actuarial loss	-	(108)
Adjustments to net periodic postretirement loss (benefit)	-	160
Settlement of employee benefit obligations directly related to the disposal transaction	2,422	-
Comprehensive loss	$982	$(7,299)

The accompanying notes are an integral part

of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For each of the two years in the period ended December 31, 2018

(in thousands)

					Accumulated
			Capital in	Retained	Other
	Common Stock		Excess of	Earnings	Comprehensive
	Shares	Amount	Par Value	(Deficit)	(Loss) Income	Total

Balance at December 31, 2016	14,731	$275	$16,840	$5,129	$(2,262)	$19,982

Net loss	-	-	-	(7,459)	-	(7,459)
Other comprehensive loss	-	-	-	-	(160)	(160)
Dividends	-	-	-	(165)	-	(165)
Restricted stock grants	458	-	-	-	-	-
Restricted stock forfeited	(106)	-	-	-	-	-
Stock purchase and retirement for tax withholdings on vesting of restricted awards	(163)	-	(136)	-	-	(136)
Other	-	23	(23)	-	-	-
Stock-based compensation	-	-	423	-	-	423

Balance at December 31, 2017	14,920	$298	$17,104	$(2,495)	$(2,422)	$12,485

Net loss	-	-	-	(1,440)	-	(1,440)
Other comprehensive loss	-	-	-	-	2,422	2,422
Dividends	-	-	(139)	-	-	(139)
Restricted stock forfeited or expired	(101)	-	-	-	-	-
Stock purchase and retirement for tax withholdings on vesting of restricted awards	(268)	(4)	(129)	-	-	(133)
Stock-based compensation	161	-	449	-	-	449

Balance at December 31, 2018	14,712	$294	$17,285	$(3,935)	$-	$13,644

The accompanying notes are an integral part

of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2018	2017

Net income (loss) from continuing operations	$1,571	$(390)
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation expense	1	-
Accretion income on notes receivable	(327)	-
Stock compensation expense	58	-
Paid in kind interest on subordinated note receivable	(337)	-
Gain on extinguishment of subordinated note receivable	(448)	-
Changes in assets and liabilities:
Prepaid expenses, income tax receivables, and other current assets	(696)	-
Deferred tax assets and other assets	(509)	-
Accounts payable	29	-
Accrued salaries and other accrued expenses	34	-
Other long-term liabilities	(280)	-
Net cash used by continuing operations	(904)	(390)

Cash flows from investing activities:
Purchase of property, plant and equipment	(10)	-
New borrowings on subordinated secured notes receivable	(29)	-
Net cash used by investing activities	(39)	-

Cash flows from financing activities:
Repurchase and retirement of common stock	(133)	-
Stock purchase and retirement for tax withholdings on vesting of restricted award	(30)	-
Net cash used by financing activities	(163)	-

Cash flows from discontinued operations:
Cash used by discontinued operations	(3,501)	(2,606)
Cash provided by investing activities	9,228	34
Cash provided (used) by financing activities	1,209	(619)
Net cash provided (used) by discontinued operations	6,936	(3,191)

Net increase in cash and restricted cash	5,830	(3,581)
Cash and restricted cash at beginning of period	631	4,212
Cash and restricted cash at end of period	$6,461	$631

Supplemental Non-Cash Disclosures:
Payments made on line of credit from proceeds of the sale	$(1,348)	$-
Principal reduction on subordinated secured promissory note	$60	$-

The accompanying notes are an integral part

of the consolidated financial statements

HG HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Significant Accounting Policies

Organization and Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).  The consolidated financial statements include the accounts of all subsidiaries and affiliates in which the Company holds a controlling financial interest as of the financial statement date.  All subsidiaries were sold to Stanley Furniture Company, LLC, formerly Churchill Downs, LLC, in the Asset Sale effective March 2, 2018. As of the balance sheet date, we do not have any subsidiaries which are consolidated.

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

As consideration for the Asset Sale, Buyer paid a purchase price consisting of cash in the amount of approximately $10.8 million (of which approximately $1.3 million was used to pay the outstanding amount under our credit agreement), a subordinated secured promissory note in the principal amount of approximately $7.4 million (the “Original Note”), and a 5% equity interest in Buyer’s post-closing ultimate parent company, Churchill Downs Holdings, Ltd., a British Virgin Islands business company. At the closing of the Asset Sale, Buyer acquired approximately $193,000 of cash that was on the Company’s balance sheet, resulting in the Company recording net cash received of approximately $10.6 million from the Asset Sale. The Buyer also assumed substantially all of our liabilities.

As a result of the sale, on March 2, 2018, the Company’s Board of Directors approved an amendment to the Company’s Restated Certificate of Incorporation to change the name of the Company to HG Holdings, Inc. The amendment became effective upon the filing of a Certificate of Amendment with the Secretary of State of the State of Delaware on March 2, 2018.

As a result of the Asset Sale, the Company has no revenue-generating operations.  While the cash and subordinated secured promissory note received as partial consideration for the Asset Sale generate interest income, the Company believes that the cash on hand is sufficient to fund operating expenses for at least 12 months from the date of these consolidated financial statements.  As previously disclosed, the Company may consider a rights offering of the Company’s common stock to existing stockholders to raise additional cash for acquisitions in addition to the equity interest we acquired in HC Realty which could provide the Company greater resources and flexibility in acquiring non-furniture assets, which may include purchasing additional HC Series B Stock.

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

Restricted Cash

Restricted cash includes collateral deposits required under the Company’s letter of credit agreement, which expires in June 2019, to guarantee the Company’s workers compensation insurance policy. The restricted cash balance is expected to mature over the next twelve months. As of December 31, 2018, there was no outstanding balance on the letter of credit agreement.

Concentration of Credit Risk

The Company place its cash and restricted cash with financial institutions and, at times, cash held in depository accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Revenue Recognition

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

Interest Income

Interest income is recorded on an accrual basis based on the effective interest rate method and includes the accretion of fair value adjustments/discounts. Fair value adjustments to par value are accreted/amortized into interest income over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of fair value adjustments, if any.

Other revenues are recognized when contractual obligations are fulfilled or as services are provided.

Payment-in-Kind Interest

The Company has subordinated secured notes receivables that may contain payment-in-kind (“PIK”) provisions. The PIK interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income.

Variable Interest Entities

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

Subordinated Notes Receivable

In accordance with ASC 810-40-5, upon the sale of substantially all of the assets the Company recorded a gain on the deconsolidation of a group of assets based on the difference between the fair value of the consideration received and the carrying amount of the group of assets. As the Original Note was part of the consideration received, the Company recorded the Original Note at its fair value on March 2, 2018. The fair value of the Original Note was estimated using discounted cash flow analyses, using market rates at the acquisition date that reflect the credit and inherent rate-risk inherent in the Original Note. The discount resulting from the fair value adjustment was recorded as a direct reduction to the original principal balance and amortized to interest income using the effective interest method. As of the date of the assignment and transfer from the Buyer to S&L, it was determined that the Original Note was extinguished and therefore both the A&R Note and the New Note were measured based on their fair value in accordance with Emerging Issues Task Force (EITF) – Creditors Accounting for Modification or Exchange of Debt Instruments. The discounts resulting from the fair value adjustments for the A&R Note and the S&L Note were recorded as a direct reduction to the original principal balance and amortized to interest income using the effective interest method. When impairment is determined to be probable, the measurement will be based on the fair value of the collateral securing the notes. The determination of impairment involves management’s judgment and the use of market and third-party estimates regarding collateral values.

Property, Plant and Equipment

Depreciation of property, plant and equipment is computed using the straight-line method based upon the estimated useful lives. Depreciation expense is charged to general and administrative expenses. Gains and losses related to dispositions and retirements are included in income. Maintenance and repairs are charged to expense as incurred; renewals and betterments are capitalized. Assets are reviewed for possible impairment when events indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of property, plant and equipment, which could result in impairment charges in future periods. Our depreciation policy reflects judgments on the estimated useful lives of assets. Our long-lived assets were tested for impairment at December 31, 2018 and determined that the long-lived assets were not impaired.

Cost Method Investments

The Company holds a 1.4% equity interest in Churchill Downs Holdings, Ltd. (“Churchill”), a British Virgin Island business company which it received as a partial consideration for the sale of substantially all of our assets. As a result of additional equity capital contributions to Churchill during the fourth quarter 2018, HG Holdings equity interest was diluted from its original 5% ownership interest. Long-term investments consist of investments in equity securities of nonpublic entities without readily determinable fair values. These investments are classified in “Investment in closely held company” on the consolidated balance sheets. The company determines the appropriate classifications of its investment(s) at the acquisition date. Upon adoption of ASU 2016-01, the Company carries its long-term investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transaction for the identical or a similar investment of the same issuer.  The Company reviews its equity securities without readily determinable fair values on a regular basis to determine if the investment is impaired. For purposes of this assessment, the Company considers the investee’s cash position, liquidity, earnings and revenue outlook, equity position, and ownership, among other factors, in its review.  If management’s assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in current earnings an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount.  During the year ended December 31, 2018, the Company determined that the equity investment was impaired and determined the fair value to be zero. Accordingly, the Company recorded an impairment loss of $168,000.

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

In February 2016, the FASB issued its final lease accounting standard, FASB Accounting Standard Codification ("ASC"), Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease).  The lease liability will be equal to the present value of lease payments and the right-of -use asset will be based on the lease liability, subject to adjustment such as for initial direct costs.  For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance.  For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840).  The new standard will be effective for the first quarter of our fiscal year ending December 31, 2019. Early adoption is permitted. As of December 31, 2018, we do not have any long-term leases. We will evaluate the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures at such time a long-term lease is executed.  The standard is to be applied under the modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented. Our only lease as of December 31, 2018 relates to a real estate lease for the corporate office space. The company does not anticipate the adoption of ASU 2016-02 to have a material impact to the consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Subsequently, the FASB issued ASU 2018-03, "Technical Corrections and Improvements to Financial Instruments-Overall." ASU 2016-01 requires equity investments except those under the equity method of accounting to be measured at fair value with the changes in fair value recognized in net income. The amendment simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. For equity investments that do not have readily determinable fair values and do not qualify for the existing practical expedient in ASC 820 to estimate fair value using the net asset value per share of the investment, the guidance provides a new measurement alternative. Entities may choose to measure those investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company adopted ASU 2016-01 on January 1, 2018 and elected an accounting policy to measure its equity interest in Churchill Downs Holdings, Ltd, as described in Note 4, under the cost method, less any impairment, plus or minus changes resulting from observable price changes. The adoption of ASU 2016-01 did not have a material impact to the Company’s consolidated financial statements.

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

Loss from discontinued operations, net of taxes, comprised the following for the twelve months ended December 31, 2018 and 2017 (in thousands):

	Twelve Months
	Ended
	Dec. 31,	Dec. 31,
	2018	2017
Net sales	$6,787	$45,178
Cost of sales	(6,485)	(40,342)
Selling, general and administrative expenses	(2,448)	(11,972)
Other income, net	-	32
Loss on sale of assets	(865)	-
Loss from discontinued operations before income taxes	(3,011)	(7,104)
Income tax benefit	-	35
Loss from discontinued operations, net of taxes	$(3,011)	$(7,069)

Included in selling, general and administrative expenses incurred for the twelve months ended December 31, 2018 were certain transaction costs including investment banking fees, legal fees, and other transaction costs directly attributable to the Asset Sale.

Net assets for discontinued operations are as follows (in thousands):

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

As a result of the Asset Sale, the Company had no revenue-generating operations.  As of March 19, 2019, our sources of income include dividends on HC Common Stock and HC Series B Stock, interest paid on the loan we made to HC Realty’s operating partnership, and interest paid on cash and subordinated secured promissory notes. The Company believes that the revenue generating from these sources in addition to the cash on hand is sufficient to fund operating expenses for at least 12 months from the date of these consolidated financial statements.  As previously disclosed, the Company may consider a rights offering of the Company’s common stock to existing stockholders to raise additional cash for acquisitions in addition to the equity interest we acquired in HC Realty which could provide the Company greater resources and flexibility in acquiring additional non-furniture assets, which may include purchasing additional HC Series B Stock.

3.     Property, Plant and Equipment

	Depreciable
	lives			(in thousands)
	(in years)			2018	2017
Computers and equipment	3	to	7	$7	$-
Furniture and fixtures	5	to	7	3	-
Property, plant and equipment, at cost				10	-
Less accumulated depreciation				1	-
Property, plant and equipment, net				$9	$-

Property, plant and equipment, net, of discontinued operations				$-	$1,449

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

We determined that the assignment of a portion of the Original Note to S&L resulted in an extinguishment of the note receivable under ASC 310, Receivables, requiring that the Original Note be derecognized and both the A&R Note and the New Note separately be recorded at fair value on the extinguishment date. As a result of this analysis, we recognized a $448,000 gain on the extinguishment of the Original Note.

The A&R Note has a principal amount as of the assignment date of $3.3 million. The note maturity remains March 2, 2023, at which time the total principal amount is due.  Interest on the principal balance of the note continues to accrue daily at an annual fixed rate of 6%. Cash interest payments begin upon certain availability thresholds defined in the Buyer’s senior secured loan facility. For the portions of the year which the availability thresholds were not met, accrued interest of $337,000 was considered paid in kind and capitalized to the principal balance of the note. During portions of the year ended December 31, 2018, there was an event of default on the Buyer’s senior secured loan. An event of default on the Buyer’s senior secured loan triggers an event of default under the A&R Note. The default interest accrues at a fixed rate of 12% per annum. The event of default was cured on November 5, 2018 when the Buyer paid off the senior secured loan facility. The payoff resulted in the elimination of the availability thresholds and the Company began receiving cash interest payments. The Company received $35,000 of cash interest for the year ended December 31, 2018 on the A&R Note.

During the first quarter 2018, we evaluated the fair value of the Original Note, which resulted in a fair value adjustment of $2.6 million.  Prior to the assignment date, we recorded accreted interest income on the fair value adjustment of the Original Note of $199,000. We re-evaluated the fair value adjustment of the A&R Note at the assignment date, which resulted in a fair value adjustment of $1.1 million on the $3.3 million principal amount. Subsequent to the assignment date, we recorded accreted interest income on the fair value adjustment of the A&R Note of $66,000 during the year.

Resulting from the interest being paid in kind, the accretion of the fair value adjustment, and the assignment of the $4.4 million of the Original Note to S&L, the carrying value of the A&R Note decreased to $2.4 million as of December 31, 2018.

The New Note had a principal amount of $4.4 million as of the assignment date. The New Note also matures on March 2, 2023, at which time the total principal amount is due. Interest on the New Note accrues at a fixed rate of 10% per annum. In connection with the issuance of the New Note, the Company entered into an Intercreditor and Debt Subordination Agreement (the “New Subordination Agreement”) with Hale Partnership Fund, L.P. (a related party) as agent for a number of affiliated funds (collectively, the “Senior Lenders”). The New Subordination Agreement allowed the Company to receive payments, including monthly cash interest payments, from S&L unless such payment would result in an event of default under the Senior Note. Cash interest payments of $141,000 were paid current during the year. On December 17, 2018, S&L paid off the Senior Lenders and began making principal payments on the New Note. As of December 31, 2018, the Company received $60,000 of principal payments on the New Note.

At the assignment date, we evaluated the fair value of the New Note, which resulted in a fair value adjustment of $945,000. We recorded accreted interest income on the fair value adjustment of the New Note of $62,000. Resulting from the accretion of the fair value discount, the carrying amount of the New Note was $3.5 million as of December 31, 2018.

As of December 31, 2018 and 2017, subordinated notes receivable consisted of the following (in thousands):

	2018			2017
	Principal Balance	Discount	Balance	Principal Balance	Discount	Balance
A&R Note	$3,376	$(1,012)	$2,364	-	-	-
S&L Note	4,340	(822)	3,518	-	-	-
	$7,716	$(1,834)	$5,882	-	-	-

5.     Income Taxes

The provision for income tax (benefit) expense consists of (in thousands):

	2018	2017
Current:
Federal	$-	$-
State	(213)	-
Total current	(213)	-
Deferred:
Federal	(989)	-
State	-	-
Total deferred	(989)	-
Income tax (benefit) expense from continuing operations	$(1,202)	$-

Income tax (benefit) expense from discontinued operations	$-	$(35)

A reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate follows:

	2018	2017
Federal statutory rate	21.0%	35.0%
State tax, net of federal benefit	2.3	(12.3)
State tax credits and adjustments	(11.8)	(1.7)
Change in federal tax rate	-	(54.6)
Alternative minimum tax	67.7	-
Valuation allowance increase	(11.5)	38.8
Other, net	14.5	(4.7)
Effective income tax rate	82.2%	0.5%

The reconciliation of the difference between the federal statutory rate and the effective income tax rate for the 2017 period relates to the discontinued operation.

We have completed our analysis of the income tax effects of the Tax Act and recorded all final adjustments during 2018.  As noted in 2017, the Tax Act repeals the corporate alternative minimum tax, or AMT, regime, including claiming a refund and full realization of remaining AMT credits.  During 2018, we further analyzed the nature, validity, and recoverability of the AMT-related deferred tax credit carryforwards and recorded a tax benefit of $988,000 for the credits that will be refundable in future years.

The income tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31 follow (in thousands):

	2018	2017
Noncurrent deferred tax assets (liabilities):
Accounts receivable	$-	$46
Other accrued expenses	50	339
Property, plant and equipment	(1)	(659)
Notes receivable fair value adjustment	413	-
Employee benefits	95	1,970
Contribution carryforward	-	-
AMT credit	698	1,192
Net operating loss	7,743	6,733
Gross non-current deferred tax assets	8,998	9,621
Less valuation allowance	(8,504)	(9,621)
Net noncurrent deferred tax assets	$494	$-

We have U.S. federal net operating loss carryforwards of approximately $33.7 million which are available to reduce future taxable income. The federal net operating loss will begin expiring in 2033. We have combined state net operating loss carryforwards of $23.9 million that will expire at various times beginning in 2027.

During 2018, we recorded a non-cash credit to our valuation allowance of $1.1 million against our December 31, 2018 deferred tax assets.  The primary assets which are covered by this valuation allowance are employee benefits and net operating losses in excess of the amounts which can be carried back to prior periods. The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance.  Our results over the most recent four-year period were heavily affected by our business restructuring activities. Our cumulative loss represented sufficient negative evidence to require a valuation allowance.  We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal, resulting in no deferred tax asset balance being recognized. Should we determine that we will not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

The unrecognized tax benefits activity for the year ended December 31 follows (in thousands):

	2018	2017
Unrecognized tax benefits balance at January 1	$454	$471
Gross (decrease) increases in tax positions of prior years	(213)	(17)
Unrecognized tax benefits balance at December 31	$241	$454

As of December 31, 2018 and 2017, we had approximately $34,000 and $80,000 of accrued interest related to uncertain tax positions, respectively.

Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $190,000 at December 31, 2018 and $358,000 at December 31, 2017. The 2010 through 2016 tax years remain open to examination by major taxing jurisdictions.

6.       Stockholders’ Equity

In addition to common stock, authorized capital includes 1,000,000 shares of “blank check” preferred stock. None was outstanding during the two years ended December 31, 2018. The Board of Directors (“Board”) is authorized to issue such stock in series and to fix the designation, powers, preferences, rights, limitations and restrictions with respect to any series of such shares. Such “blank check” preferred stock may rank prior to common stock as to dividend rights, liquidation preferences or both, may have full or limited voting rights and may be convertible into shares of common stock.

Basic and diluted earnings per share are calculated using the following share data (in thousands):

	2018	2017
Weighted average shares outstanding for basic calculation	14,531	14,236
Dilutive effect of restricted stock	43	-
Weighted average shares outstanding for diluted calculation	14,574	14,236

For the year ended December 31, 2018, approximately 225,000 stock awards were excluded from the diluted per share calculation as they would be anti-dilutive. In 2017, the dilutive effect of stock options and restricted shares was not recognized since we had a net loss.

From time to time, we will repurchase common shares that are tendered by recipients of restricted stock awards to satisfy tax withholding obligations on vested restricted stock. During 2018 and 2017, we repurchased 46,643 shares for approximately $30,000 and 163,214 shares for approximately $135,000, respectively. The 2017 share repurchase was included in discontinued operations.

In July 2012, the Board authorized the purchase of up to $5.0 million of our common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices the Company deems appropriate. During 2018, we repurchased 221,121 shares of common stock for approximately $133,000. As of December 31, 2018, we have approximately $2.8 million remaining on this authorization to repurchase our common stock. No repurchases of our common stock were made in 2017.

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

7.       Stock Based Compensation

The Stanley Furniture Company, Inc. 2012 Incentive Compensation Plan (Incentive Compensation Plan) provides for the granting of performance grants, performance shares, stock options, restricted stock, restricted stock units, and stock appreciation rights to employees and certain service providers. Under this plan, the aggregate number of common shares that may be issued through awards of any form is 1.6 million. In addition, shares authorized under the 2008 Incentive Compensation Plan are also available for issuance under the Incentive Compensation Plan if they are unissued or subsequently expire, are forfeited or terminate unexercised. As of December 2018, there are 1.4 million shares remaining available for future issuance under equity compensation plans.

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

The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. No options were granted in 2018 or 2017.

Stock option activity for the two years ended December 31, 2018, follows:

	Number of shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	1,129,582	$5.35	3.8
Cancelled/Forfeited	(258,706)	4.10
Expired	(44,294)	12.51

Outstanding at December 31, 2017	826,582	$5.35	2.8

Expired	(763,385)	5.28

Outstanding at December 31, 2018	63,197	$7.01	1.8	$-

Exercisable at December 31, 2018	63,197	$7.01	1.8	$-

There were no stock options exercised in 2018 and 2017.

Restricted Stock

The restricted stock awards are accounted for as “non-vested equity shares” until the awards vest or are forfeited. In general, restricted stock awards for employees are time vested or performance vested and for non-employee directors vest at the end of their current term on the Board. The fair value of each share of restricted stock is the market price of our stock on the grant date. The fair value of each time vested award is amortized into compensation expense on a straight-line basis between the award date and the vesting date. Performance based awards are amortized into compensation expense based on the probability of meeting the performance criteria. In 2018 and 2017, 182,732 and 569,263 of restricted stock awards vested and were released, respectively. Included in the 2017 vesting was 491,607 shares related to the separation agreement with the former chief executive officer.

The following table summarizes information about restricted stock awards for the two years ended December 31, 2018:

	Number of shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2016	544,024	$2.89
Vested	(569,263)	2.20
Granted	458,081	1.26
Cancelled/Forfeited/Expired	(105,559)	2.83

Outstanding at December 31, 2017	327,283	$1.82
Vested	(182,732)	2.02
Granted	161,290	0.62
Cancelled/Forfeited/Expired	(101,266)	1.55

Outstanding at December 31, 2018	204,575	$0.83

As of December 31, 2018, there was $30,000 of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average remaining vesting period of 0.4 years.

8.      Income for Continued Dumping and Subsidy Offset Act (CDSOA)

The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection (Customs) for imports covered by antidumping duty orders entering the United States through September 30, 2007 to qualified domestic producers.  In 2018 and 2017, we received $26,000 and $433,000, respectively, in distributions of funds collected on antidumping duty orders entering the United States prior to September 2007.

9.     Commitments and Contingencies

Our leased facilities include office. The lease for office space is month to month. Rental expense charged to operations was $12,000 in 2018.

We currently have letters of credit to cover estimated exposures, most notably with workman’s compensation claims. This agreement requires us to maintain a compensating balance with the issuer for the amounts outstanding. We currently have letters of credit outstanding in the amount of $400,000. The compensating balance amount is reflected as restricted cash on the consolidated balance sheet.

In the normal course of business, we are involved in claims and lawsuits, none of which currently, in management’s opinion, will have a material adverse effect on our Consolidated Financial Statements.

10.     Subsequent Events

On February 7, 2019, the Company, Buyer and related parties entered into a Consent, Reaffirmation, and Joinder (the “Consent”) in connection with a new senior credit facility that Buyer expected to enter into with Alterna Capital Solutions, LLC (“Alterna”).  Pursuant to the Consent, Buyer paid $180,000 of principal and accrued interest under the A&R Note as provided in the Consent and Buyer delivered a Seconded Amended and Restated Subordinated Secured Promissory Note (the “Second A&R Note”) in favor of the Company. The Second A&R Note has a principal amount of $3,201,536 and remains payable no later than March 2, 2023. The terms of the Second A&R Note are substantially the same as those of the A&R Note. The Second A&R Note also remains guaranteed by Stanley Intermediate Holdings LLC, formerly Churchill Downs Intermediate Holdings LLC. Pursuant to the Consent, Buyer’s British Virginia island parent company has also guaranteed the Second A&R Note.

In addition, Buyer’s British Virgin Island parent company repurchased 2,500 shares of its stock held by the Company for $120,000 pursuant to a stock purchase agreement dated February 7, 2019.  The Company no longer maintains an equity interest in Buyer’s British Virgin Island parent company.

On February 25, 2019, Buyer closed and funded its new senior credit facility with Alterna. Pursuant to the Consent, the Company entered into an Intercreditor and Debt Subordination Agreement, dated February 25, 2019 (the “Subordination Agreement”), with Alterna. The Subordination Agreement with Alterna is generally on the same terms as the subordination agreement the Company previously entered into with North Mill Capital, LLC in connection with the original subordinated secured promissory note dated March 2, 2018 from Buyer in favor of the Company, except that principal payments on the Second A&R Note, before satisfaction of the of indebtedness to Alterna and termination of the Subordination Agreement, are conditioned upon (l) no event of default under the new senior credit facility existing or resulting from the payment,  (2) availability under the new senior credit facility to make the payment, (3) all tax and debt obligations of SFC being current and within their terms,  and (4) there being no delinquency in payables or other obligations of SFC to specified critical vendors.

Subsequent to December 31, 2018 through the report date, the Company has received principal payments from S&L of approximately $704,000 resulting in a current balance of approximately $3,696,000 under the S&L Note.

As the CDSOA distributed monies collected by Customs to eligible domestic producers that supported a successful antidumping petition (“Supporting Producers”), a portion of the proceeds were retained and held in an escrow account in order to fund future expenses (such as professional fees) related to the petition.  As of December 31, 2018, there was approximately $7.5 million held in escrow in addition to cash deposits held of $224,000.  During the first quarter of 2019, the Supporting Producers group decided, based on the current facts and circumstances of the petition, to disburse the portion of those funds related to the 2013, 2014, and first half of 2015 distributions, which was approximately $3.5 million.  The Company’s share of the escrow release is approximately $1.2 million, which we received on March 15, 2019.  The group of Supporting Producers expect that the remaining funds held in escrow will be used for future expenses related to the petition.  The Company does not expect any future disbursements related to these escrow funds.

On March 19, 2019, HG Holdings, Inc. (the “Company”) entered into subscription agreements with HC Government Realty Trust, Inc., a Maryland corporation (“HC Realty”), pursuant to which it purchased (i) 200,000 shares of HC Realty’s 10.00% Series B Cumulative Convertible Preferred Stock (the “Series B Stock”) for an aggregate purchase price of $2,000,000 and (ii) 300,000 shares of HC Realty’s common stock for an aggregate purchase price of $3,000,000.  Certain investors affiliated with Hale Partnership Capital Management, LLC (the “Hale Partnership”) purchased an additional 850,000 shares of Series B Stock for an aggregate purchase price of $8,500,000.

On March 19, 2019, the Company and certain entities affiliated with the Hale Partnership (the “Lenders”) also entered into a loan agreement with HC Government Realty Holdings, L.P., HC Realty’s operating partnership (the “Operating Partnership”), pursuant to which the Lenders provided the Operating Partnership with a $10,500,000 senior secured term loan, of which $2,000,000 was provided by the Company.

In connection with the transactions discussed above, Steven A. Hale II (“Hale”), the Company’s Chairman and Chief Executive Officer, was appointed to serve as HC Realty’s Chairman and Chief Executive Officer, effective immediately, and Hale, Brad G. Garner, the Company’s Principal Financial and Accounting Officer, and Matthew A. Hultquist, one of the Company’s directors, were each appointed to serve as directors of HC Realty, effective immediately.

HC Realty currently owns and operates a portfolio of 16 single-tenant properties leased entirely to the United States of America for occupancy by federal agencies including the Federal Bureau of Investigation, the Drug Enforcement Administration, the Social Security Administration and the Department of Transportation.

HG HOLDINGS, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For each of the Two Years in the Period Ended December 31, 2018

(in thousands)

Column A	Column B	Column C		Column D		Column E
		Charged
	Balance at	(Credited)				Balance at
	Beginning	to Costs &				End
Descriptions	of Period	Expenses		Deductions		of Period
2018
Doubtful receivables	$96	$-		$96	(c)	$-
Discounts, returns, and allowances	107	-		107	(c)	-
	$203	$-		$203		$-

2017
Doubtful receivables	$117	$71		$92	(a)	$96
Discounts, returns, and allowances	155	(48	)(b)	-		107
	$272	$23		$92		$203

(a)  Uncollectible receivables written-off, net of recoveries.

(b)  Represents net increase (decrease) in the reserve.

(c)  Uncollectible receivables and reserves for discounts, returns, and allowances were disposed of in the Asset Sale on March 2, 2018

S-1