Form 10-Q
period 2019-03-31
HG Holdings, Inc.
filed 2019-05-14
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (X) No ( )

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes (X) No ( )

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act,:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ( ) No (X)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	NA	NA

As of May 13, 2019, 14,551,087 shares of common stock of HG Holdings, Inc., par value $.02 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HG HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash	$1,248	$6,057
Restricted cash	406	404
Interest and dividend receivables	57	-
Prepaid expenses and other current assets	246	273
Income tax receivable	488	488
Total current assets	2,445	7,222

Property, plant and equipment, net	9	9
Investment in affiliate	4,940	-
Subordinated notes receivable	5,145	5,882
Loan to affiliate	2,000	-
Other assets	495	480
Deferred tax assets	494	494
Total assets	$15,528	$14,087

LIABILITIES
Current liabilities:
Accounts payable	$28	$29
Accrued salaries, wages and benefits	2	17
Other accrued expenses	113	110
Total current liabilities	143	156

Other long-term liabilities	354	287
Total liabilities	497	443

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 25,000,000 shares authorized, 14,712,377 shares issued and outstanding on each respective date	294	294
Capital in excess of par value	17,306	17,285
Retained deficit	(2,569)	(3,935)
Total stockholders’ equity	15,031	13,644
Total liabilities and stockholders’ equity	$15,528	$14,087

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

Operating Expenses

General and administrative expenses	$(260)	$(412)

Total operating expenses	(260)	(412)

Interest income	288	75
Dividend income	7	-
Gain on sale of closely held stock	120	-
Income from Continued Dumping and Subsidy Offset Act	1,230	-
Loss from affiliate	(19)	-

Income (loss) from continuing operations before income taxes	1,366	(337)

Income tax expense	-	(19)

Income (loss) from continuing operations	1,366	(356)

Discontinued operations

Loss from discontinued operations (including loss on sale of assets of $865)	$-	$(3,011)

Loss from discontinued operations	-	(3,011)

Net income (loss)	$1,366	$(3,367)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$.09	$(.02)
Loss from discontinued operations	-	(.21)
Net income (loss)	$.09	$(.23)

Weighted average shares outstanding:
Basic	14,508	14,573
Diluted	14,551	14,573

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2019	2018

Net income (loss)	$1,366	$(3,367)
Settlement of employee benefit obligations directly related to the disposal transaction	-	2,422
Comprehensive income (loss)	$1,366	$(945)

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2019	2018

Net income (loss) from continuing operations	$1,366	$(356)
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation expense	-	-
Accretion income on notes receivable	(103)	-
Stock compensation expense	21	-
Gain on sale of closely held stock	(120)	-
Loss from affiliate	19	-
Changes in assets and liabilities:
Prepaid expenses, income tax receivables, and other current assets	11	(27)
Other assets	(15)	(15)
Accounts payable	(1)	6
Accrued salaries and other accrued expenses	(12)	70
Other long-term liabilities	67	19
Net cash provided by (used in) continuing operations	1,233	(303)

Cash flows from investing activities:
Investment in affiliate	(5,000)	-
New borrowings on loan receivable to affiliate	(2,000)	-
Principal payments received on subordinated secured notes receivable	840	-
Proceeds from sale of closely held stock	120	-
Net cash used by investing activities	(6,040)	-

Cash flows from financing activities:
Repurchase and retirement of common stock	-	(103)
Stock purchase and retirement for tax withholdings on vesting of restricted award	-	(30)
Net cash used by financing activities	-	(133)

Cash flows from discontinued operations:
Cash used by discontinued operations	-	(3,157)
Cash provided by investing activities	-	9,228
Cash provided by financing activities	-	1,209
Net cash provided by discontinued operations	-	7,280

Net (decrease) increase in cash and restricted cash	(4,807)	6,844
Cash and restricted cash at beginning of period	6,461	631
Cash and restricted cash at end of period	$1,654	$7,475

Cash	$1,248	$6,057
Restricted cash	406	404
Cash and restricted cash	$1,654	$6,461

Supplemental Non-Cash Disclosures:
Payments made on line of credit from proceeds of the sale	$-	$(1,348)
Dividends on investment in affiliate	$41	$-

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

On March 2, 2018, HG Holdings, Inc. (the “Company”) sold substantially all of its assets (the “Asset Sale”) to Stanley Furniture Company LLC, formerly Churchill Downs LLC (“Buyer”), pursuant to the terms of the Asset Purchase Agreement, dated as of November 20, 2017, as amended by the First Amendment thereto dated January 22, 2017 (the “Asset Purchase Agreement”). Operations of the furniture business from January 1, 2018 through March 2, 2018 are reflected as discontinued operations pursuant to the provisions of Accounting Standards Codification (“ASC”) 2015-20, Presentation of Financial Statements – Discontinued Operations for all periods presented. As a result of the sale, the Company no longer has a wholly owned subsidiary.

Results of discontinued operations are excluded from the accompanying notes to the consolidated financial statement for all periods presented, unless otherwise noted.

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

As a result of both the Asset Sale and the S&L Asset Sale, we have a variable interest in two entities that have been determined to be variable interest entities ("VIE"). If we conclude that we are the primary beneficiary of a VIE, we are required to consolidate it. To determine if we are the primary beneficiary, we evaluate whether we have the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our evaluation includes identification of significant activities and an assessment of our ability to direct those activities based on governance provisions and arrangements to provide or receive product and process technology, product supply, operations services, equity funding, financing, and other applicable agreements and circumstances. Our assessments of whether we are the primary beneficiary of our VIE requires significant assumptions and judgments. We have concluded that we are not the primary beneficiary of the two VIEs as we do not have the power to direct the activities that most significantly impact the VIEs’ economic performance and therefore are not required to consolidate these entities.

On March 19, 2019, we entered into subscription agreements with HC Government Realty Trust, Inc., a Maryland corporation (“HC Realty”), pursuant to which we purchased (i) 200,000 shares of HC Realty’s 10.00% Series B Cumulative Convertible Preferred Stock (the “Series B Stock”) for an aggregate purchase price of $2,000,000 and (ii) 300,000 shares of HC Realty’s common stock for an aggregate purchase price of $3,000,000.  Certain investors affiliated with Hale Partnership Capital Management, LLC (the “HPCM”) purchased an additional 850,000 shares of Series B Stock for an aggregate purchase price of $8,500,000.  While some of these investors have other investments with HPCM, each of these investors made a separate and direct investment in HC Realty and HPCM does not receive management fees, performance fees, or any other economic benefits with respect to these investors’ investment in HC Realty’s Series B Stock.

On March 19, 2019, the Company and certain entities affiliated with HPCM (the “Lenders”) also entered into a loan agreement with HC Realty’s operating partnership (the “Operating Partnership”), pursuant to which the Lenders provided the Operating Partnership with a $10,500,000 senior secured term loan, of which $2,000,000 was provided by the Company. While some of these entities have other investments with HPCM, each of these entities made the loan separate and direct to HC Realty and HPCM does not receive management fees, performance fees, or any other economic benefits with respect to the loan agreement.

As of December 31, 2018, HC Realty owned and operated a portfolio of 16 single-tenant properties leased entirely to the United States of America for occupancy by federal agencies including the Federal Bureau of Investigation, the Drug Enforcement Administration, the Social Security Administration and the Department of Transportation.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments in ASU 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendment is effective for public entities for annual reporting periods beginning after December 15, 2019, however early application is permitted for reporting periods beginning after December 15, 2018. The Company does not anticipate the adoption of ASU 2016-13 to have a material impact to the consolidated financial statements.

In February 2016, the FASB issued its final lease accounting standard, ASC, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of -use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). The Company adopted the standard effective January 1, 2019. As of March 31, 2019, we do not have any long-term leases. We will evaluate the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures at such time a long-term lease is executed. Our only lease as of March 31, 2019 relates to a real estate lease for the corporate office space. The adoption did not have material impact to the consolidated financial statements.

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

Loss from discontinued operations, net of taxes, comprised the following for the three months ended March 31, 2019 and 2018 (in thousands):

	2019	2018
Net sales	$-	$6,787
Cost of sales	-	6,485
Selling, general and administrative expenses	-	2,438
Interest expense, net	-	10
Loss on sale of assets	-	(865)
Loss from discontinued operations before income taxes	-	(3,011)
Income tax (benefit) expense	-	-
Loss from discontinued operations, net of taxes	$-	$(3,011)

Included in selling, general and administrative expenses incurred for the three months ended March 31, 2018 were certain transaction costs including investment banking fees, legal fees, and other transaction costs directly attributable to the Asset Sale.

Net (liabilities) assets for discontinued operations are as follows (in thousands):

	March 31,	March 31,
	2019	2018
Accounts payable and other liabilities	$-	$14
Accrued salaries, wages, and benefits	-	360
Other accrued expenses	-	186
Total liabilities	-	560
Net (liabilities) assets	$-	$(560)

As a result of the Asset Sale, the Company had no revenue-generating operations.  As of March 19, 2019, our sources of income include dividends on HC Realty Series B Stock, interest paid on the loan we made to HC Realty’s operating partnership, and interest paid on cash and subordinated secured promissory notes. The Company believes that the revenue generating from these sources in addition to the cash on hand is sufficient to fund operating expenses for at least 12 months from the date of these consolidated financial statements.  As disclosed in previous filings, the Company may consider a rights offering of the Company’s common stock to existing stockholders to raise additional cash for acquisitions in addition to the equity interest we acquired in HC Realty which could provide the Company greater resources and flexibility in acquiring additional non-furniture assets, which may include purchasing additional HC Realty Series B Stock.

3.	Property, Plant and Equipment

	(in thousands)
	March 31,	December 31,
	2019	2018
Computers and equipment	$7	$7
Furniture and fixtures	3	3
Property, plant and equipment, at cost	10	10
Less accumulated depreciation	1	1
Property, plant and equipment, net	$9	$9

4.	Subordinated Notes Receivable

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

On February 7, 2019, the Company, Buyer and related parties entered into a Consent, Reaffirmation, and Joinder (the “Consent”) in connection with a new senior credit facility that Buyer expected to enter into with Alterna Capital Solutions, LLC (“Alterna”).  Pursuant to the Consent, Buyer paid $180,000 of principal and accrued interest under the A&R Note as provided in the Consent and Buyer delivered a Seconded Amended and Restated Subordinated Secured Promissory Note (the “Second A&R Note”) in favor of the Company. The Second A&R Note has a principal amount of $3,201,536 and remains payable no later than March 2, 2023, at which time the total principal amount is due. Interest on the principal balance of the note continues to accrue daily at an annual fixed rate of 6%. The other terms of the Second A&R Note are substantially the same as those of the A&R Note. The Second A&R Note also remains guaranteed by Stanley Intermediate Holdings LLC, formerly Churchill Downs Intermediate Holdings LLC. Pursuant to the Consent, Buyer’s British Virgin Island parent company has also guaranteed the Second A&R Note.

On February 25, 2019, Buyer closed and funded its new senior credit facility with Alterna. Pursuant to the Consent, the Company entered into an Intercreditor and Debt Subordination Agreement, dated February 25, 2019 (the “Subordination Agreement”), with Alterna. The Subordination Agreement with Alterna is generally on the same terms as the subordination agreement the Company previously entered into with North Mill Capital, LLC in connection with the original subordinated secured promissory note dated March 2, 2018 from Buyer in favor of the Company, except that principal payments on the Second A&R Note, before satisfaction of the of indebtedness to Alterna and termination of the Subordination Agreement, are conditioned upon (l) no event of default under the new senior credit facility existing or resulting from the payment,  (2) availability under the new senior credit facility to make the payment, (3) all tax and debt obligations of Stanley Furniture Company, LLC (“SFC”) being current and within their terms,  and (4) there being no delinquency in payables or other obligations of SFC to specified critical vendors. Cash interest payments of $49,000 were received during the three months ending March 31, 2019. Also, during the first quarter of 2019, the Company received principal payments on the Second A&R Note of $197,000.

We evaluated the fair value of the A&R Note at the assignment date. During the first quarter 2019, we recorded accreted interest income on the fair value adjustment of the A&R Note of $54,000. Resulting from the accretion of the fair value discount and the principal payments, the carrying value of the A&R Note decreased to $2.2 million as of March 31, 2019.

The New Note had a principal amount of $4.4 million as of the assignment date. The New Note also matures on March 2, 2023, at which time the total principal amount is due. Interest on the New Note accrues at a fixed rate of 10% per annum. Cash interest payments of $97,000 were received during the three months ended March 31, 2019. During the three months ending March 31, 2019, the Company received $643,000 of principal payments on the New Note.

At the assignment date, we evaluated the fair value of the New Note. We recorded accreted interest income on the fair value adjustment of the New Note of $49,000. Resulting from the accretion of the fair value discount and the principal payments, the carrying amount of the New Note was $2.9 million as of March 31, 2019.

5.	Loan to Affiliate

On March 19, 2019, the Company, together with certain other Lenders, entered into a loan agreement (the “Loan Agreement”) with HC Realty’s operating partnership, and HCM Agency, LLC, as collateral agent (the “Agent”), pursuant to which the Lenders provided HC Realty’s operating partnership with a $10,500,000 senior secured term loan (the “Initial Term Loan”), of which $2,000,000 was provided by the Company.

The Loan Agreement matures on March 19, 2022. Interest on the Loan Agreement accrues at a rate of 14% per annum. Accrued interest for the three months ended March 31, 2019 was $9,000.

6.	Investment in Affiliate

On March 19, 2019, the Company entered into subscription agreements with HC Realty, pursuant to which it purchased (i) 200,000 shares of HC Realty’s 10.00% Series B Cumulative Convertible Preferred Stock (the “Series B Stock”) for an aggregate purchase price of $2,000,000 and (ii) 300,000 shares of HC Realty’s common stock for an aggregate purchase price of $3,000,000.  Certain investors affiliated with HPCM purchased an additional 850,000 shares of Series B Stock for an aggregate purchase price of $8,500,000.  While some of these investors have other investments with HPCM, each of these investors made a separate and direct investment in HC Realty and HPCM does not receive management fees, performance fees, or any other economic benefits with respect to these investors’ investment in HC Realty’s Series B Stock.

The Series B Stock is not deemed to be in-substance common stock and is accounted for using the measurement alternative for equity investments with no readily determinable fair value.  The Series B Stock will be reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments issued by HC Realty.

The following table summarizes the Company’s investment in HC Realty as of March 31, 2019 and December 31, 2018 (in thousands):

	Ownership %		Investment in Affiliate Balance		Loss recorded in the Consolidated Statements of Operations (b)
					For the Three Months Ended March 31,
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	2019	2018

HC Realty Series B Stock (a)	7.2%	0.0%	$2,000	-	$-	-
HC Realty common stock	9.9%	0.0%	2,940	-	(19)	-
Total	17.1%	0.0%	$4,940	-	$(19)	-

(a)

Represents investments in shares of HC Realty preferred stock with a basis of $2 million. Each share of preferred stock can be converted into one share of HC Realty common stock at a conversion price equal to the lesser of $9.10 per share or the fair market value per share of HC Realty common stock, subject to adjustment upon the occurrence of certain events.

(b)

Loss from these investments is included in “Loss from affiliate” in the consolidated statement of operations. Since HC Realty is a Real Estate Investment Trust and not a taxable entity, the loss is not reported net of taxes.

The Company’s investment in HC Realty common stock is accounted for under the equity method of accounting.  The company determined that accounting for under the equity method was appropriate even though the Company owns less than 20% of the fully diluted shares outstanding because the Company holds significant influence of HC Realty. Additional information for the Company’s investment in HC Realty follows:

HC Realty was formed in 2016 as a Maryland corporation, and incident to filing its federal income tax return for, and commencing with, its fiscal year ended December 31, 2017, elected to be taxed as a REIT for federal income tax purposes. HC Realty was formed primarily to source, acquire, own and manage built-to-suit or improved-to-suit, single-tenant properties leased by the United States of America and administered by the U.S General Services Administration or directly by the occupying agency, both of which are referred to as “GSA Properties.” HC Realty invests primarily in GSA Properties across secondary and smaller markets with sizes ranging from 5,000-50,000 rentable square feet, and in their listed lease term after construction or improvement to post-9/11 standards. HC Realty further emphasizes GSA Properties that fulfill mission critical or citizen service functions. Leases associated with the GSA Properties in which HC Realty invests are full faith and credit obligations of the United States of America.

HC Realty’s principal objective is the creation of value for stockholders by utilizing its relationships and knowledge of GSA Properties, specifically, the acquisition, management and disposition of GSA Properties. On December 31, 2018, HC Realty’s had a portfolio of 16 GSA Properties, including three GSA Properties for which HC Realty owns all of the rights to the profits, losses, any distributed cash flow and all of the other benefits and burdens of ownership for federal income tax purposes rather than a fee simple interest.

The GSA-leased, real estate asset class has a number of attributes that HC Realty believes will offer its stockholders significant benefits, including a highly creditworthy and very stable tenant base, long-term lease structures and low risk of tenant turnover. GSA leases are backed by the full faith and credit of the United States, and the GSA has never experienced a financial default. Payment of rents under GSA leases are funded through the Federal Buildings Fund and are not subject to direct federal appropriations, which can fluctuate with federal budget and political priorities. In addition to presenting reduced risk of default, GSA leases typically have long initial terms of ten to 20 years with renewal leases having terms of five to ten years, which limit operational risk. Upon renewal of a GSA lease, base rent typically is reset based on a number of factors at the time of renewal, including inflation and the replacement cost of the building, that generally HC Realty expects will increase over the life of the lease.

GSA-leased properties generally provide attractive investment opportunities but require specialized knowledge and expertise. Each U.S. Government agency has its own customs, procedures, culture, needs and mission, which results in different requirements for its leased space. Furthermore, the GSA-leased sector is highly fragmented with a significant amount of non-institutional owners, who lack HC Realty’s infrastructure and experience with GSA-leased properties. Moreover, while there are a number of national real estate brokers that hold themselves out as having GSA-leased property expertise, there are no national or regional clearinghouses for GSA-leased properties. HC Realty believes this fragmentation can be ascribed particularly to the U.S. Government’s – including GSA’s –procurement policies, including policies of preference for small, female and minority owned businesses. As of August 2015, the largest owner of GSA-leased properties owned approximately 3.5% of the GSA-leased properties on a rent per square foot (RSF) basis, and the ten largest owners of GSA-leased properties collectively owned approximately 17% of the GSA-leased properties by RSF. Long-term relationships and specialized institutional knowledge regarding the agencies, their space needs and the hierarchy and importance of a property to its tenant agency are crucial to understanding which agencies and properties present the greatest likelihood of long-term agency occupancy, and, therefore, to identifying and acquiring attractive GSA-leased properties. HC Realty’s portfolio is diversified among occupancy agencies, including a number of the largest and most essential agencies, such as the Drug Enforcement Administration, the Federal Bureau of Investigation, the Social Security Administration and the Department of Transportation.

7.	Investment in Closely Held Company

The Company held an equity interest in Churchill Downs Holdings Ltd (“Churchill”), a British Virgin Island business company which it received as partial consideration for the sale of substantially all of its assets during first quarter 2018. The investment in Churchill is accounted for as investments in equity securities of nonpublic entities without readily determinable fair values, which are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company reviews its equity securities without readily determinable fair values on a regular basis to determine if the investment is impaired. For purposes of this assessment, the Company considers the investee’s cash position, liquidity, earnings and revenue outlook, equity position, and ownership, among other factors, in its review. If management’s assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in current earnings an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount.

During the prior year, the Company determined that the equity investment was impaired and determined the fair value to be zero. The cumulative amount of the impairment at March 31, 2019 totaled $168,000. In determining the amount of the impairment for 2018, management considered relevant known transactions that occurred on or before the balance sheet date and the different rights and obligations of the securities subject to the impairment assessment. Factors that significantly influenced the determination of the impairment loss included the equity security’s voting rights, priority claims to the equity security, distributions rights and preferences, and the investee’s cash position, liquidity, earnings and revenue outlook.

Pursuant to a stock purchase agreement dated February 7, 2019, Buyer’s British Virgin Island parent company repurchased 2,500 shares of its stock held by the Company. The Company no longer maintains an equity interest in Buyer’s British Virgin Island parent company. The Company recorded a gain on the sale of the stock of $120,000 during the three months ended March 31, 2019.

8.	Income taxes

During the three months ended March 31, 2019, we recorded a non-cash reversal to our valuation allowance of $882,000 decreasing our valuation allowance against deferred tax assets to $7.6 million at March 31, 2019. The primary assets covered by this valuation allowance are net operating losses, which are approximately $32.1 million at March 31, 2019. The Company did not make any cash payments for income tax in the three month periods ended March 31, 2019 and 2018 due to our net operating loss.

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

As of March 31, 2019 and 2018, our deferred tax asset balance is $494,000 and $0, respectively.

Our effective tax rate for the current and prior year three month periods were effectively 0% due to our net operating loss carryforwards.

9.	Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (in thousands):

	Three Months Ended
	March 31,	March 31,
	2019	2018
Weighted average shares outstanding for basic calculation	14,508	14,573
Add: Effect of dilutive stock options	43	-
Weighted average shares outstanding, adjusted for diluted calculation	14,551	14,573

For the three month period ended March 31, 2019, approximately 225,000 stock awards were excluded from the diluted per share calculation as they would be anti-dilutive. For the prior three month period ended March 31, 2018, the dilutive effect of stock options and restricted awards was not recognized since we had net losses. For the period ended March 31, 2018, approximately 278,000 shares of stock options and 43,000 shares of restricted awards were not included in the diluted per share calculation because they were anti-dilutive.

We will repurchase common shares from time to time that are tendered by recipients of restricted stock awards to satisfy tax withholding obligations on vested restricted stock. There were no such repurchased shares during the current three month period.

In July 2012, the Board authorized the purchase of up to $5.0 million of our common stock.  These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices the Company deems appropriate.  In the three month period ended March 31, 2019, no shares were repurchased. In the prior three month period ended March 31, 2018, we repurchased 174,565 shares for $103,000. As of March 31, 2019, we have approximately $2.8 million remaining on this authorization to repurchase our common stock.

A reconciliation of the activity in Stockholders’ Equity accounts for the quarter ended March 31, 2019 is as follows (in thousands):

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Deficit	Loss
Balance at January 1, 2019	$294	$17,285	$(3,935)	$-
Net income	-	-	1,366	-
Stock-based compensation expense	-	21	-	-
Balance at March 31, 2019	$294	$17,306	$(2,569)	$-

A reconciliation of the activity in Stockholders’ Equity accounts for the quarter ended March 31, 2018 is as follows (in thousands):

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Deficit	Loss
Balance at January 1, 2018	$298	$17,104	$(2,745)	$(2,422)
Net loss	-	-	(3,367)	-
Settlement of employee benefit obligations directly related to the disposal transaction	-	-	-	2,422
Stock repurchase	-	(103)	-	-
Stock-based compensation expense	-	391	-	-
Dividends	-	(139)	-	-
Balance at March 31, 2018	$298	$17,253	$(6,112)	$-

All of the stock compensation expense of $391,000 for the quarter ended March 31, 2018 was related to discontinued operations.

10.	Subsequent Events

Subsequent to March 31, 2019 through the report date, the Company has received principal payments from S&L of approximately $126,000 resulting in a current principal balance of approximately $3,570,000 under the S&L Note.

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

Loss from discontinued operations, net of taxes, comprised the following for the three months ended March 31, 2019 and 2018 (in thousands):

	2019	2018
Net sales	$-	$6,787
Cost of sales	-	6,485
Selling, general and administrative expenses	-	2,438
Interest expense, net	-	10
Loss on sale of assets	-	(865)
Loss from discontinued operations before income taxes	-	(3,011)
Income tax (benefit) expense	-	-
Loss from discontinued operations, net of taxes	$-	$(3,011)

Included in selling, general and administrative expenses incurred for the three months ended March 31, 2018 were certain transaction costs including investment banking fees, legal fees, and other transaction costs directly attributable to the Asset Sale.

Net (liabilities) assets for discontinued operations are as follows (in thousands):

	March 31,	March 31,
	2019	2018
Accounts payable and other liabilities	$-	$14
Accrued salaries, wages, and benefits	-	360
Other accrued expenses	-	186
Total liabilities	-	560
Net (liabilities) assets	$-	$(560)

As a result of the Asset Sale, the Company had no revenue-generating operations.  As of March 19, 2019, our sources of income include dividends on HC Realty Series B Stock, interest paid on the loan we made to HC Realty’s operating partnership, and interest paid on cash and subordinated secured promissory notes. The Company believes that the revenue generating from these sources in addition to the cash on hand is sufficient to fund operating expenses for at least 12 months from the date of these consolidated financial statements.  As disclosed in previous filings, the Company may consider a rights offering of the Company’s common stock to existing stockholders to raise additional cash for acquisitions in addition to the equity interest we acquired in HC Realty which could provide the Company greater resources and flexibility in acquiring additional non-furniture assets, which may include purchasing additional HC Realty Series B Stock.

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

Results from Continuing Operations

Three Months Ended March 31, 2019

Interest income of $288,000 for the three month period ended March 31, 2019, consisted of $30,000 of cash interest income on our cash deposits, $49,000 of cash interest income on the Second A&R Note from Buyer, $97,000 and the New Note from S&L, $9,000 of accrued interest on the Loan to Affiliate, and $103,000 of accreted interest income on the fair value adjustment to the subordinated secured promissory notes.  The Company’s A&R Note from Buyer and New Note from S&L was paid cash interest current for the period ended March 31, 2019.  Dividend income of $7,000 for the three month period ended March 31, 2019 resulted from HC Realty’s Series B Stock.  During the first quarter, the Company received a distribution of its share of escrowed funds from Continued Dumping and Subsidy Offset Act (“CDSOA”) of approximately $1.2 million.  The Company does not expect any future disbursements related to these escrow funds.  The Company also sold its shares in Buyer’s parent for a gain of $120,000 during the three months ended March 31, 2019.

General and administrative expenses of $260,000 for the three month period ended March 31, 2019 consisted of $99,000 of professional fees, $46,000 of wages, $11,000 of fees and expenses primarily related to proxy and annual meeting voting, $38,000 of insurance expense, $21,000 of stock based compensation expense, and $45,000 of other operating expenses.

Our effective tax rate for the period is effectively 0% due to our net operating loss carryforwards.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand and cash interest earned on our cash on hand and the New Note. We expect cash on hand to be adequate for ongoing operational expenditures for at least 12 months from the date of these financial statements. At March 31, 2019, we had $1.2 million in cash and $406,000 in restricted cash. Our unrestricted and restricted cash is currently held in savings accounts earning approximately 2.1%. We are being paid current interest on the A&R Note, the New Note with Stone & Leigh, LLC, and under the Loan Agreement with HC Realty. We also received quarterly dividends on our HC Realty common and Series B Stock of 5.5% and 10% annual rates, respectively.

Cash provided by continuing operations for the three month period ended March 31, 2019 of $1.2 million consisted of $176,000 of cash interest income received, $1.2 million of CDSOA escrow distributions offset by $173,000 of payments to employees and suppliers. The payments to employees and suppliers primarily consisted of $46,000 of wages to current management and $96,000 of legal and professional fees.

Cash used by investing activities for the three months ended March 31, 2019 included the Company’s investment in HC Realty’s common stock and Series B Stock of $3 million and $2 million, respectively. The Company also provided HC Realty’s operating partnership $2 million under the Loan Agreement. During the first quarter of 2019, the Company received $120,000 of proceeds from the sale of our shares in Buyer’s parent company and received cash principal payments on the subordinated secured promissory notes of $840,000.

Continued Dumping and Subsidy Offset Act

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

In November 2018, Customs distributed $66,000 in collected duties that were available for distribution in 2018.  Our portion of these distributions was $26,000, representing 39.9% of the balance available for distribution in 2018.  As a result of revisions to our percentage allocation, the Company does not expect any material future distributions for collected duties.

As the CDSOA distributed monies collected by Customs to eligible domestic producers that supported a successful antidumping petition (“Supporting Producers”), a portion of the proceeds were retained and held in an escrow account in order to fund future expenses (such as professional fees) related to the petition.  During the first quarter of 2019, the Supporting Producers group decided, based on the current facts and circumstances of the petition, to disburse the portion of those funds related to the 2013, 2014, and first half of 2015 distributions.  The Company’s share of the escrow release was approximately $1.2 million, which we received on March 15, 2019.  The group of Supporting Producers expect that any remaining funds held in escrow will be used for future expenses related to the petition.  The Company does not expect any future disbursements related to these escrow funds.

Due to the uncertainty of the administrative processes, we cannot provide assurances as to future amounts of additional CDSOA funds that ultimately will be received, if any, and we cannot predict when we may receive any additional CDSOA funds.

Critical Accounting Policies

Our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2018 Annual Report on Form 10-K. We believe that some of our critical accounting policies have changed as a result of the Investment in affiliate.

Equity Method Investments - Long-term investments consist of investments in equity securities where our ownership is less than 50% and the Company has the ability to exercise influence, but not control, over the investee. These investments are classified in “Investment in affiliate” on the consolidated balance sheets. The Company records the investment at costs and subsequently increases or decreases the investment by its proportionate share of the net income or loss and other comprehensive income or loss of the investee. If the Company believes a decline in market value below cost is other than temporary, a loss is charged to earnings, which establishes a new cost basis for the security. The Company determination of whether an equity method investment is other than temporarily impaired incorporates both quantitative and qualitative information. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the length of time expected for recovery, the financial condition of the investee, the reason for decline in fair value, the ability and intent to hold the investment to maturity, and other factors specific to the individual investment.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts but are forward-looking statements.  These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” “could,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.  These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Such risks and uncertainties include the occurrence of events that negatively impact the business or assets of HC Realty reducing the value of our investment in HC Realty, or that negatively impact our liquidity in such a way as to limit or eliminate our ability to use proceeds from the Asset Sale to fund acquisitions, or an inability on our part to identify a suitable business to acquire or develop with the proceeds of the Asset Sale.  Any forward-looking statement speaks only as of the date of this filing and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

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

10.2

Consent, Reaffirmation and Joinder, dated February 7, 2019, among Stanley Furniture Company LLC, Stanley Intermediate Holdings LLC, Churchill Downs Holdings Ltd., Stanley Furniture Company 2.0, LLC and HG Holdings, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed February 13, 2019).

10.3

Agreement, dated February 7, 2019, between HG Holdings, Inc. and Churchill Downs Holdings Ltd. (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed February 13, 2019).

10.4

Intercreditor and Subordination Agreement, dated February 25, 2019, among HG Holdings, Inc. and Alterna Capital Solutions, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed March 1, 2019).

10.5

Subscription Agreement, dated as of March 19, 2019, by and between HC Government Realty Trust, Inc. and HG Holdings, Inc., with respect to the purchase of shares of Common Stock (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed March 25, 2019).

10.6

Subscription Agreement, dated as of March 19, 2019, by and between HC Government Realty Trust, Inc., and HG Holdings, Inc., with respect to the purchase of shares of Series B Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed March 25, 2019).

10.7

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) condensed consolidated statements of comprehensive (loss) income, (iv) condensed consolidated statements of cash flows, (v) the notes to the consolidated financial statements, and (vi) document and entity information. (1)

(1)	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2019	HG HOLDINGS, INC.
By: /s/ Brad G. Garner
Brad G. Garner
Principal Financial and Accounting Officer