Form 10-Q
period 2019-06-30
HG Holdings, Inc.
filed 2019-08-07
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 7, 2019, 14,946,839 shares of common stock of HG Holdings, Inc., par value $.02 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HG HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash	$1,704	$6,057
Restricted cash	231	404
Interest and dividend receivables	91	-
Prepaid expenses and other current assets	223	273
Income tax receivable	488	488
Total current assets	2,737	7,222

Property, plant and equipment, net	8	9
Investment in affiliate	4,776	-
Subordinated notes receivable	4,129	5,882
Loan to affiliate	2,000	-
Other assets	495	480
Deferred tax assets	494	494
Total assets	$14,639	$14,087

LIABILITIES
Current liabilities:
Accounts payable	$2	$29
Accrued salaries, wages and benefits	3	17
Other accrued expenses	223	110
Total current liabilities	228	156

Other long-term liabilities	260	287
Total liabilities	488	443

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 25,000,000 shares authorized, 14,946,839 and 14,712,377 shares issued and outstanding on each respective date	294	294
Capital in excess of par value	17,328	17,285
Retained deficit	(3,471)	(3,935)
Total stockholders’ equity	14,151	13,644
Total liabilities and stockholders’ equity	$14,639	$14,087

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Operating Expenses

General and administrative expenses	$(272)	$(160)	$(532)	$(572)

Other income/expenses
Interest income	255	242	543	317
Dividend income	50	-	57	-
Gain on sale of closely held stock	-	-	120
Income from Continued Dumping and Subsidy Offset Act	-	-	1,230	-
Loss from affiliate	(122)	-	(141)	-
Impairment loss	(897)	-	(897)	-

Income (loss) from continuing operations before income taxes	(986)	82	380	(255)

Income tax benefit	(84)	(231)	(84)	(212)

Income (loss) from continuing operations	(902)	313	464	(43)

Discontinued operations

Loss from discontinued operations (including loss on sale of assets of $865)	$-	$-	$-	$(3,011)

Net income (loss)	$(902)	$313	$464	$(3,054)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(.06)	$.02	$.03	$-
Income (loss) from discontinued operations	-	-	-	(.21)
Net income (loss)	$(.06)	$.02	$.03	$(.21)

Weighted average shares outstanding:
Basic	14,492	14,519	14,499	14,551
Diluted	14,492	14,519	14,959	14,551

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Net income (loss)	$(902)	$313	$464	$(3,054)
Settlement of employee benefit obligations directly related to the disposal transaction	-	-	-	2,422
Comprehensive income (loss)	$(902)	$313	$464	$(632)

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2019	2018

Net income (loss) from continuing operations	$464	$(43)
Adjustments to reconcile net income (loss) from operations to net cash flows from operating activities:
Depreciation expense	1	-
Accretion income on notes receivable	(144)	(111)
Stock compensation expense	43	14
Paid in kind interest on subordinated note receivable	-	(112)
Gain on sale of closely held stock	(120)	-
Impairment loss on subordinated note receivable	897
Dividends on HC Realty common stock	41
Loss from affiliate	141	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	-	(255)
Other assets	(15)	(15)
Accounts payable	(27)	7
Accrued salaries and other accrued expenses	99	80
Other long-term liabilities	(26)	(301)
Net cash provided by (used in) continuing operations	1,354	(736)

Cash flows from investing activities:
Purchase of property, plant, and equipment	-	(4)
Investment in affiliate	(5,000)	-
New advances on loan receivable to affiliate	(2,000)	-
Principal payments received on subordinated secured notes receivable	1,000	-
Proceeds from sale of closely held stock	120	-
Net cash used by investing activities	(5,880)	(4)

Cash flows from financing activities:
Repurchase and retirement of common stock	-	(133)
Stock purchase and retirement for tax withholdings on vesting of restricted award	-	(30)
Net cash used by financing activities	-	(163)

Cash flows from discontinued operations:
Cash used by discontinued operations	-	(3,664)
Cash provided by investing activities	-	9,228
Cash provided by financing activities	-	1,209
Net cash provided by discontinued operations	-	6,773

Net (decrease) increase in cash and restricted cash	(4,526)	5,870
Cash and restricted cash at beginning of period	6,461	631
Cash and restricted cash at end of period	$1,935	$6,501

Cash	$1,704	$6,101
Restricted cash	231	400
Cash and restricted cash	$1,935	$6,501

Supplemental Non-Cash Disclosures:
Payments made on line of credit from proceeds of the sale	$-	$(1,348)
Dividends on investment in affiliate	$50	$-

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

As of June 30, 2019, HC Realty owned and operated a portfolio of 17 single-tenant properties leased entirely to the United States of America for occupancy by federal agencies including the Federal Bureau of Investigation, the Drug Enforcement Administration, the Social Security Administration and the Department of Transportation.

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

In February 2016, the FASB issued its final lease accounting standard, ASC, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of -use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). The Company adopted the standard effective January 1, 2019. As of June 30, 2019, we do not have any long-term leases. We will evaluate the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures at such time a long-term lease is executed. Our only lease as of June 30, 2019 relates to a real estate lease for the corporate office space. The adoption did not have material impact to the consolidated financial statements.

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

Loss from discontinued operations, net of taxes, comprised the following for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Net sales	$-	$-	$-	$6,787
Cost of sales	-	-	-	6,485
Selling, general and administrative expenses	-	-	-	2,438
Interest expense, net	-	-	-	10
Loss on sale of assets	-	-	-	(865)
Loss from discontinued operations before income taxes	-	-	-	(3,011)
Income tax (benefit) expense	-	-	-	-
Loss from discontinued operation, net of taxes	$-	$-	$-	$(3,011)

Included in selling, general and administrative expenses incurred for the six months ended June 30, 2018 were certain transaction costs including investment banking fees, legal fees, and other transaction costs directly attributable to the Asset Sale.

As a result of the Asset Sale, the Company had no revenue-generating operations.  Beginning March 19, 2019, our sources of income include dividends on HC Realty Series B Stock, interest paid on the loan we made to HC Realty’s operating partnership, and interest paid on cash and subordinated secured promissory notes. The Company believes that the revenue generating from these sources in addition to the cash on hand is sufficient to fund operating expenses for at least 12 months from the date of these consolidated financial statements. As disclosed in previous filings, the Company may consider a rights offering of the Company’s common stock to existing stockholders to raise additional cash for acquisitions.  A rights offering could provide the Company greater resources and flexibility in acquiring additional non-furniture assets, which may include purchasing additional HC Realty Series B Stock.

3.      Subordinated Notes Receivable

The Company received a $7.4 million subordinated secured promissory note (the “Original Note”) from the Buyer as partial consideration for the sale of substantially all of our assets during the first quarter of 2018. On September 6, 2018, the Buyer sold certain of its assets, including certain inventory and the Stone & Leigh tradename (the “S&L Asset Sale”) to Stone & Leigh, LLC (“S&L”), which is owned by a group which includes Matthew W. Smith, the Company’s former interim Chief Executive Officer. As a part of the S&L Asset Sale, the Buyer assigned to S&L certain of its rights and obligations under the original $7.4 million subordinated secured promissory note. In connection with the assignment, the Company entered into an Amended and Restated Subordinated Secured promissory note with the Buyer (the “A&R Note”) and a new Subordinated Secured Promissory Note with S&L (the “S&L Note”). The A&R Note has a principal amount as of the assignment date of $3.3 million.

On February 7, 2019, the Company, Buyer and related parties entered into a Consent, Reaffirmation, and Joinder (the “Consent”) in connection with a new senior credit facility that Buyer expected to enter into with Alterna Capital Solutions, LLC (“Alterna”).  Pursuant to the Consent, Buyer delivered a Seconded Amended and Restated Subordinated Secured Promissory Note (the “Second A&R Note”) in favor of the Company. The Second A&R Note has a principal amount of $3.2 million and remains payable no later than March 2, 2023, at which time the total principal amount is due. Interest on the principal balance of the note continues to accrue daily at an annual fixed rate of 6%. The other terms of the Second A&R Note are substantially the same as those of the A&R Note. The Second A&R Note also remains guaranteed by Stanley Intermediate Holdings LLC, formerly Churchill Downs Intermediate Holdings LLC. Pursuant to the Consent, Buyer’s British Virgin Island parent company has also guaranteed the Second A&R Note.

On February 25, 2019, Buyer closed and funded its new senior credit facility with Alterna. Pursuant to the Consent, the Company entered into an Intercreditor and Debt Subordination Agreement, dated February 25, 2019 (the “Subordination Agreement”), with Alterna. The Subordination Agreement with Alterna is generally on the same terms as the subordination agreement the Company previously entered into with North Mill Capital, LLC in connection with the original subordinated secured promissory note dated March 2, 2018 from Buyer in favor of the Company, except that principal payments on the Second A&R Note, before satisfaction of the of indebtedness to Alterna and termination of the Subordination Agreement, are conditioned upon (l) no event of default under the new senior credit facility existing or resulting from the payment,  (2) availability under the new senior credit facility to make the payment, (3) all tax and debt obligations of Stanley Furniture Company, LLC (“SFC”) being current and within their terms,  and (4) there being no delinquency in payables or other obligations of SFC to specified critical vendors. Cash interest payments of $0 and $49,000 were received during the three and six months ending June 30, 2019, respectively.

Despite Buyer paying interest on the Second A&R Note current during the three months ended June 30, 2019 and making the contractual interest payment for the third quarter of 2019 subsequent to the period ended June 30, 2019, the Company concluded, based on current information and events in the Buyer’s business, that the Company does not believe it will be able to collect the amount due according to the Second A&R Note and determined that the note is other than temporarily impaired. This evaluation is generally based on an assessment of the borrower’s financial condition and the adequacy of the collateral securing the Second A&R Note. Given these facts and circumstances, we recorded an impairment loss of $897,000. As a result, the carrying value of the A&R Note decreased to $1.3 million as of June 30, 2019.

The S&L Note had a principal amount of $4.4 million as of the assignment date. The S&L Note also matures on March 2, 2023, at which time the total principal amount is due. Interest on the S&L Note accrues at a fixed rate of 10% per annum. Cash interest payments of $89,000 and $186,000 were received during the three and six months ending June 30, 2019, respectively. During the three and six months ending June 30, 2019, the Company received $160,000 and $803,000 of principal payments on the S&L Note, respectively.

At the assignment date, we evaluated the fair value of the S&L Note. We recorded accreted interest income on the fair value adjustment of the S&L Note of $41,000 and $90,000 for the three and six months ending June 30, 2019, respectively. Resulting from the accretion of the fair value discount and the principal payments, the carrying amount of the S&L Note was $2.8 million as of June 30, 2019.

4.      Loan to Affiliate

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

The Loan Agreement matures on March 19, 2022. Interest on the Loan Agreement accrues at a rate of 14% per annum. Interest earned for the three and six months ended June 30, 2019 was $71,000 and $80,000, respectively.

5.      Investment in Affiliate

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

The following table summarizes the Company’s investment in HC Realty as of June 30, 2019 and December 31, 2018 (in thousands):

	Ownership %		Investment in Affiliate Balance		Loss recorded in the Consolidated S tatements of Operations (b)
					For the Three Months Ended June 30,		For the Six Months Ended June 30,
	June 30, 2019	December 31,2018	June 30, 2019	December 31,2018	2019	2018	2019	2018

HC Realty Series B Stock (a)	6.9%	0.0%	$2,000	-	$-	-	$-	-
HC Realty common stock	9.4%	0.0%	2,776	-	(122)	-	(141)	-
Total	16.3%	0.0%	$4,776	-	$(122)	-	$(141)	-

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

6.	Income taxes

During the six months ended June 30, 2019, we recorded a non-cash reversal to our valuation allowance of $682,000 decreasing our valuation allowance against deferred tax assets to $7.8 million at June 30, 2019. The primary assets covered by this valuation allowance are net operating losses, which are approximately $32.1 million at June 30, 2019. The Company did not make any cash payments for income tax in the three and six month periods ended June 20, 2019 and 2018 due to our net operating loss.

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

As of June 30, 2019 and December 31, 2018, our deferred tax asset balance is $494,000, respectively.

Our effective tax rate for the current and prior year three and six month periods were effectively 0% due to our net operating loss carryforwards.

7.	Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Weighted average shares outstanding for basic calculation	14,492	14,519	14,499	14,551
Add: Effect of dilutive stock awards	-	-	460	-

Weighted average shares outstanding, adjusted for diluted calculation	14,492	14,519	14,959	14,551

For the three month period ended June 30, 2019, approximately 502,000 stock awards were excluded from the diluted per share calculation as they would be anti-dilutive. For the prior year three and six month period ended June 30, 2018, the dilutive effect of stock options and restricted awards was not recognized since we had net losses. For the six month period ending June 30, 2019, approximately 42,000 shares of stock options were not included in the diluted per share calculation because they were anti-dilutive.

We will repurchase common shares from time to time that are tendered by recipients of restricted stock awards to satisfy tax withholding obligations on vested restricted stock. There were no such repurchased shares during the current three month period.

In July 2012, the Board authorized the purchase of up to $5.0 million of our common stock.  These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices the Company deems appropriate.  In the three and six month periods ended June 30, 2019, no shares were repurchased. In the prior year three month period ended June 30, 2018, we repurchased 46,556 shares for $30,000 resulting in total repurchases for the six month period ended June 30, 2018 to 221,121 shares for $133,000. Our board does not intend to repurchase additional shares of our common stock under this authorization.

A reconciliation of the activity in Stockholders’ Equity accounts for the three and six months ended June 30, 2019 is as follows (in thousands):

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Deficit	Loss
Balance at January 1, 2019	$294	$17,285	$(3,935)	$-
Net income	-	-	1,366	-
Stock-based compensation expense	-	21	-	-
Balance at March 31, 2019	$294	$17,306	$(2,569)	$-
Net loss	-	-	(902)	-
Stock-based compensation expense	-	22	-	-
Balance at June 30, 2019	$294	$17,328	$(3,471)	$-

A reconciliation of the activity in Stockholders’ Equity accounts for the three and six months ended June 30, 2018 is as follows (in thousands):

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Deficit	Loss
Balance at January 1, 2018	$298	$17,104	$(2,495)	$(2,422)
Net loss	-	-	(3,367)	-
Settlement of employee benefit obligations directly related to the disposal transaction	-	-	-	2,422
Stock repurchase	(3)	(100)	-	-
Stock-based compensation expense	-	391	-	-
Dividends	-	(139)	-	-
Balance at March 31, 2018	$295	$17,253	$(5,862)	$-
Net loss	-	-	313	-
Settlement of employee benefit obligations directly related to the disposal transaction	-	-	-	-
Stock repurchase	(1)	(29)	-	-
Stock-based compensation expense	-	14	-	-
Dividends	-	-	-	-
Balance at June 30, 2018	$294	$17,241	$(5,549)	$-

All of the stock compensation expense of $391,000 for the quarter ended March 31, 2018 was related to discontinued operations.

8.	Subsequent Events

Subsequent to June 30, 2019 through the report date, the Company has received principal payments from S&L of approximately $204,000 resulting in a current principal balance of approximately $3,334,000 under the S&L Note.

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

Loss from discontinued operations, net of taxes, comprised the following for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Net sales	$-	$-	$-	$6,787
Cost of sales	-	-	-	6,485
Selling, general and administrative expenses	-	-	-	2,438
Interest expense, net	-	-	-	10
Loss on sale of assets	-	-	-	(865)
Loss from discontinued operations before income taxes	-	-	-	(3,011)
Income tax (benefit) expense	-	-	-	-
Loss from discontinued operation, net of taxes	$-	$-	$-	$(3,011)

Included in selling, general and administrative expenses incurred for the six months ended June 30, 2018 were certain transaction costs including investment banking fees, legal fees, and other transaction costs directly attributable to the Asset Sale.

As a result of the Asset Sale, the Company had no revenue-generating operations.  Beginning March 19, 2019, our sources of income include dividends on HC Realty Series B Stock, interest paid on the loan we made to HC Realty’s operating partnership, and interest paid on cash and subordinated secured promissory notes. The Company believes that the revenue generating from these sources, dividends paid on HC Realty Common Stock, and cash on hand is sufficient to fund operating expenses for at least 12 months from the date of these consolidated financial statements.  As disclosed in previous filings, the Company may consider a rights offering of the Company’s common stock to existing stockholders to raise additional cash for acquisitions.  A rights offering could provide the Company greater resources and flexibility in acquiring additional non-furniture assets, which may include purchasing additional HC Realty Series B Stock.

On September 6, 2018, the Buyer sold certain of its assets, including certain inventory and the Stone & Leigh tradename (the “S&L Asset Sale”) to Stone & Leigh, LLC (“S&L”), which is owned by a group which includes Matthew W. Smith, the Company’s former interim Chief Executive Officer. As a part of the S&L Asset Sale, the Buyer assigned to S&L certain of its rights and obligations under the original $7.4 million subordinated secured promissory note issued (the “Original Note”) to the Company in March 2018 as partial consideration for the Asset Sale. In connection with the assignment, the Company entered into an Amended and Restated Subordinated Secured promissory note with the Buyer (the “A&R Note”) with a principal amount as of the assignment date of $3.3 million and a new Subordinated Secured Promissory Note with S&L (the “S&L Note”) a principal amount of $4.4 million as of the assignment date. For further information on the A&R Note and S&L Note, see Note 3 of the Notes to Consolidated Financial Statements in Item 1.

Results from Continuing Operations

Three and Six Months Ended June 30, 2019

Interest income of $255,000 and $543,000 for the three and six month periods ending June 30, 2019, consisted of $7,000 and $37,000 of cash interest income on our cash deposits, $47,000 and $96,000 of cash interest income on the Second A&R Note from Buyer, $89,000 and $186,000 of cash interest on the S&L Note from S&L, $71,000 and $80,000 of cash interest on the Loan to Affiliate, and $41,000 and $144,000 of accreted interest income on the fair value adjustment to the subordinated secured promissory notes, respectively. The Company’s A&R Note from Buyer and S&L Note from S&L was paid cash interest current for the three and six month period ending June 30, 2019. Dividend income from HC Realty’s Series B Stock of $50,000 and $57,000 for the three and six month periods ending June 30, 2019, respectively. During the six month period ending June 30, 2019, the Company received a distribution of its share of escrowed funds from Continued Dumping and Subsidy Offset Act (“CDSOA”) of approximately $1.2 million.  The Company does not expect any future disbursements related to these escrow funds.  The Company also sold its shares in Buyer’s parent for a gain of $120,000 during the six months ending June 30, 2019

General and administrative expenses of $272,000 and $532,000 for the three and six month periods ending June 30, 2019 consisted of $135,000 and $234,000 of professional fees, $46,000 and $92,000 of wages, $11,000 and $22,000 of fees and expenses primarily related to proxy and annual meeting voting, $19,000 and $57,000 of insurance expense, $22,000 and $43,000 of stock based compensation expense, and $39,000 and $84,000 of other operating expenses.

During the three and six month period ending June 30, 2019, we recognized an impairment loss on the Second A&R Note from Buyer for $897,000.

Our effective tax rate for the period is effectively 0% due to our net operating loss carryforwards.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand and cash interest earned on our cash on hand and the S&L Note. We expect cash on hand to be adequate for ongoing operational expenditures for at least 12 months from the date of these financial statements. At June 30, 2019, we had $1.7 million in cash and $231,000 in restricted cash. A portion of our unrestricted and restricted cash is currently held in savings accounts earning approximately 2.1%. We are being paid current interest on the A&R Note, the S&L Note with Stone & Leigh, LLC, and under the Loan Agreement with HC Realty. We also received quarterly dividends on our HC Realty common and Series B Stock of 5.5% and 10% annual rates, respectively.

Cash provided by continuing operations for the six month period ended June 30, 2019 of $1.4 million consisted of $431,000 of cash interest income received, $1.2 million of CDSOA escrow distributions, and $9,000 of dividends on our HC Realty Series B Stock offset by $358,000 of payments to employees and suppliers. The payments to employees and suppliers primarily consisted of $92,000 of wages to current management, $136,000 of legal and professional fees, and $24,000 of insurance premiums.

Cash used by investing activities for the six months ended June 30, 2019 included the Company’s investment in HC Realty’s common stock and Series B Stock of $3 million and $2 million, respectively. The Company also provided HC Realty’s operating partnership $2 million under the Loan Agreement. During the six months ended June 30, 2019, the Company received $120,000 of proceeds from the sale of our shares in Buyer’s parent company and received cash principal payments on the subordinated secured promissory notes of $1 million.

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

Part II. OTHER INFORMATION

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

As previously reported on Form 8-K filed with the SEC on July 3, 2019, the Compensation and Benefits Committee of our Board of Directors on June 28, 2019 granted Steven A. Hale II, Chairman and Chief Executive Officer of the Company, and Bradley G. Garner, Principal Financial and Accounting Officer, restricted stock awards for 333,333 shares and 83,333 shares, respectively, of our common stock pursuant to our 2012 Incentive Compensation Plan. In connection with the issuance of our common stock under these grants, we relied on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as the transaction did not involve a public offering of securities.

ITEM 6. Exhibits

3.1	Restated Certificate of Incorporation of the Registrant. (1)

3.2	By-laws of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed November 20, 2017).

31.1	Certification by Steven A. Hale II, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification by Brad G. Garner, our Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Steven A. Hale II, our Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Brad G. Garner, our Principal Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) condensed consolidated statements of comprehensive (loss) income, (iv) condensed consolidated statements of cash flows, (v) the notes to the consolidated financial statements, and (vi) document and entity information. (1)

(1)	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2019	HG HOLDINGS, INC.
By: /s/ Brad G. Garner
Brad G. Garner
Principal Financial and Accounting Officer