Form 10-Q
period 2019-09-30
HG Holdings, Inc.
filed 2019-11-08
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 7, 2019, 14,946,839 shares of common stock of HG Holdings, Inc., par value $.02 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HG HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash	$2,015	$6,057
Restricted cash	232	404
Interest and dividend receivables	115	-
Prepaid expenses and other current assets	199	273
Income tax receivable	735	488
Total current assets	3,296	7,222

Property, plant and equipment, net	8	9
Investment in affiliate	4,603	-
Subordinated notes receivable	3,907	5,882
Loan to affiliate	2,000	-
Other assets	495	480
Deferred tax assets	247	494
Total assets	$14,556	$14,087

LIABILITIES
Current liabilities:
Accounts payable	$1	$29
Accrued salaries, wages and benefits	4	17
Other accrued expenses	183	110
Total current liabilities	188	156

Other long-term liabilities	255	287
Total liabilities	443	443

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 35,000,000 and 25,000,000 shares authorized 14,946,839 and 14,712,377 shares issued and outstanding on each respective date	294	294
Capital in excess of par value	17,349	17,285
Retained deficit	(3,530)	(3,935)
Total stockholders’ equity	14,113	13,644
Total liabilities and stockholders’ equity	$14,556	$14,087

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months		Nine Months
	Ended		Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2019	2018	2019	2018

Operating Expenses

General and administrative expenses	$(229)	$(204)	$(761)	$(776)

Other income/expenses

Interest income	252	302	795	618
Dividend income	50	-	107	-
Product financing interest income	-	125	-	125
Gain on sale of closely held stock	-	-	120	-
Income from Continued Dumping and Subsidy Offset Act	-	-	1,230	-
Gain on extinguishment of subordinated note receivable	-	448		448
Loss from affiliate	(132)	-	(273)	-
Impairment loss	-	(168)	(897)	(168)

Income (loss) from continuing operations before income taxes	(59)	503	321	247

Income tax benefit	-	990	84	1,202

Income (loss) from continuing operations	(59)	1,493	405	1,449

Discontinued operations

Loss from discontinued operations (including loss on sale of assets of $865)	$-	$-	$-	$(3,011)

Net income (loss)	$(59)	$1,493	$405	$(1,562)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(.00)	$.10	$.03	$.10
Loss from discontinued operations	-	-	-	(.21)
Net income (loss)	$(.00)	$.10	$.03	$(.11)

Weighted average shares outstanding:
Basic	14,510	14,508	14,504	14,538
Diluted	14,510	14,551	14,934	14,581

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months		Nine Months
	Ended		Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2019	2018	2019	2018

Net income (loss)	$(59)	$1,493	$405	$(1,562)
Settlement of employee benefit obligations directly related to the disposal transaction	-	-	-	2,422
Comprehensive income (loss)	$(59)	$1,493	$405	$860

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended Sept. 30,
	2019	2018

Net income from continuing operations	$405	$1,449
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation expense	1	-
Accretion income on notes receivable	(181)	(223)
Stock compensation expense	64	36
Paid in kind interest on subordinated note receivable	-	(293)
Gain on extinguishment of subordinated note receivable		(448)
Gain on sale of closely held stock	(120)	-
Impairment loss on subordinated note receivable	897	-
Dividends on HC Realty common stock	82	-
Loss from affiliate	273	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	(247)	(720)
Deferred tax assets and other assets	232	(509)
Accounts payable	(28)	26
Other accrued expenses	60	2
Other long-term liabilities	(31)	(276)
Net cash provided by (used in) continuing operations	1,407	(956)

Cash flows from investing activities:
Purchase of property, plant, and equipment	-	(9)
Investment in affiliate	(5,000)	-
New advances on loan receivable to affiliate	(2,000)	-
Principal payments received on subordinated secured notes receivable	1,259	-
Proceeds from sale of closely held stock	120	-
Net cash used by investing activities	(5,621)	(9)

Cash flows from financing activities:
Repurchase and retirement of common stock	-	(133)
Stock purchase and retirement for tax withholdings on vesting of restricted award	-	(30)
Net cash used by financing activities	-	(163)

Cash flows from discontinued operations:
Cash used by discontinued operations	-	(3,501)
Cash provided by investing activities	-	9,228
Cash provided by financing activities	-	1,209
Net cash provided by discontinued operations	-	6,936

Net (decrease) increase in cash and restricted cash	(4,214)	5,808
Cash and restricted cash at beginning of period	6,461	631
Cash and restricted cash at end of period	$2,247	$6,439

Cash	$2,015	$6,037
Restricted cash	232	402
Cash and restricted cash	$2,247	$6,439

Supplemental Non-Cash Disclosures:
Payments made on line of credit from proceeds of the sale	$-	$(1,348)
Dividends on investment in affiliate	$100	$-

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

As of September 30, 2019, HC Realty owned and operated a portfolio of 17 single-tenant properties leased entirely to the United States of America for occupancy by federal agencies including the Federal Bureau of Investigation, the Drug Enforcement Administration, the Social Security Administration and the Department of Transportation.

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

Loss from discontinued operations, net of taxes, comprised the following for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months		Nine Months
	Ended		Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2019	2018	2019	2018
Net sales	$-	$-	$-	$6,787
Cost of sales	-	-	-	(6,485)
Selling, general and administrative expenses	-	-	-	(2,438)
Interest expense, net	-	-	-	(10)
Loss on sale of assets	-	-	-	(865)
Loss from discontinued operations before income taxes	-	-	-	(3,011)
Income tax (benefit) expense	-	-	-	-
Loss from discontinued operation, net of taxes	$-	$-	$-	$(3,011)

Included in selling, general and administrative expenses incurred for the nine months ended September 30, 2018 were certain transaction costs including investment banking fees, legal fees, and other transaction costs directly attributable to the Asset Sale.

As a result of the Asset Sale, the Company had no revenue-generating operations. Beginning March 19, 2019, our sources of income include dividends on HC Realty Series B Stock, interest paid on the loan we made to HC Realty’s operating partnership, and interest paid on cash and subordinated secured promissory notes. The Company believes that the revenue generating from these sources in addition to the cash on hand is sufficient to fund operating expenses for at least 12 months from the date of these consolidated financial statements. As disclosed in previous filings, the Company may consider a rights offering of the Company’s common stock to existing stockholders to raise additional cash for acquisitions. A rights offering could provide the Company greater resources and flexibility in acquiring additional non-furniture assets, which may include purchasing additional HC Realty Series B Stock or HC Realty common stock.

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

On February 25, 2019, Buyer closed and funded its new senior credit facility with Alterna. Pursuant to the Consent, the Company entered into an Intercreditor and Debt Subordination Agreement, dated February 25, 2019 (the “Subordination Agreement”), with Alterna. The Subordination Agreement with Alterna is generally on the same terms as the subordination agreement the Company previously entered into with North Mill Capital, LLC in connection with the original subordinated secured promissory note dated March 2, 2018 from Buyer in favor of the Company, except that principal payments on the Second A&R Note, before satisfaction of the of indebtedness to Alterna and termination of the Subordination Agreement, are conditioned upon (l) no event of default under the new senior credit facility existing or resulting from the payment,  (2) availability under the new senior credit facility to make the payment, (3) all tax and debt obligations of Stanley Furniture Company, LLC (“SFC”) being current and within their terms, and (4) there being no delinquency in payables or other obligations of SFC to specified critical vendors. Cash interest payments of $48,000 and $96,000 were received during the three and nine months ending September 30, 2019, respectively.

Despite Buyer paying interest on the Second A&R Note current during both the three months ended June 30, 2019 and September 30, 2019, the Company concluded, based on current information and events in the Buyer’s business, that the Company did not believe it would be able to collect the amount due according to the Second A&R Note and determined that the note was other than temporarily impaired. The evaluation was generally based on an assessment of the borrower’s financial condition and the adequacy of the collateral securing the Second A&R Note. Given the facts and circumstances, the Company recorded an impairment loss of $897,000 in the second quarter resulting in the carrying value of the A&R Note decreasing to $1.3 million as of June 30, 2019. On August 21, 2019, the Company delivered a notice of default to Buyer under the Second A&R Note. The Company delivered this notice after receiving information from Alterna that Buyer was presently in default under its credit facility with Alterna. In view of the impairment loss recorded in the second quarter, the Company did not record any additional impairment loss in the third quarter and the carrying value of the Second A&R Note remained $1.3 million as of September 30, 2019.

The S&L Note had a principal amount of $4.4 million as of the assignment date. The S&L Note also matures on March 2, 2023, at which time the total principal amount is due. Interest on the S&L Note accrues at a fixed rate of 10% per annum. Cash interest payments of $87,000 and $273,000 were received during the three and nine months ending September 30, 2019, respectively. During the three and nine months ending September 30, 2019, the Company received $208,000 and $1,011,000 of principal payments on the S&L Note, respectively.

At the assignment date, the Company evaluated the fair value of the S&L Note. The Company recorded accreted interest income on the fair value adjustment of the S&L Note of $37,000 and $127,000 for three and nine months ending September 30, 2019, respectively. Resulting from the accretion of the fair value discount and the principal payments, the carrying amount of the S&L Note was $2.6 million as of September 30, 2019.

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

The Loan Agreement matures on March 19, 2022. Interest on the Loan Agreement accrues at a rate of 14% per annum. Interest earned for the three and nine months ending September 30, 2019 was $72,000 and $152,000, respectively.

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

The following table summarizes the Company’s investment in HC Realty as of September 30, 2019 and December 31, 2018 (in thousands):

	Ownership %		Investment in Affiliate Balance		Loss recorded in the Consolidated Statements of Operations (b)
					For the Three Months Ended Sept. 30,		For the Nine Months Ended Sept. 30,
	Sept. 30, 2019	December 31, 2018	Sept. 30, 2019	December 31, 2018	2019	2018	2019	2018

HC Realty Series B Stock (a)	7.9%	0.0%	$2,000	-	$-	-	$-	-
HC Realty common stock	8.5%	0.0%	2,603	-	(132)	-	(273)	-
Total	16.4%	0.0%	$4,603	-	$(132)	-	$(273)	-

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

During the nine months ended September 30, 2019, the Company recorded a non-cash reversal to its valuation allowance of $15,000 decreasing its valuation allowance against deferred tax assets to $8.5 million at September 30, 2019. The primary assets covered by this valuation allowance are net operating losses, which are approximately $33.7 million at September 30, 2019. The Company did not make any cash payments for income tax in the three and nine month periods ended September 30, 2019 and 2018 due to its net operating loss.

The Company maintains a valuation allowance against deferred tax assets that currently exceed our deferred tax liabilities. The primary assets covered by this valuation allowance are net operating loss carry-forwards. The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. The Company’s results over the most recent four-year period were heavily affected by business restructuring activities. The Company’s cumulative loss represented sufficient negative evidence to require a valuation allowance. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal, resulting in no deferred tax asset balance being recognized. Should the Company determine that it will not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

As of September 30, 2019 and December 31, 2018, the Company’s deferred tax asset balance is $247,000 and $494,000, respectively.

The Company’s effective tax rate for the current and prior year three and nine month periods were effectively 0% due to net operating loss carryforwards.

7.	Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (in thousands):

	Three Months		Nine Months
	Ended		Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2019	2018	2019	2018
Weighted average shares outstanding for basic calculation	14,510	14,508	14,504	14,538
Add: Effect of dilutive stock awards	-	43	430	43

Weighted average shares outstanding, adjusted for diluted calculation	14,510	14,551	14,934	14,581

For the three month period ended September 30, 2019, approximately 460,000 stock awards were excluded from the diluted per share calculation as they would be anti-dilutive. For the prior year three and nine month period ended September 30, 2018, the dilutive effect of stock options and restricted awards was not recognized since the Company had net losses. For the nine month period ending September 30, 2019, approximately 430,000 shares of stock options were not included in the diluted per share calculation because they were anti-dilutive.

The Company will repurchase common shares from time to time that are tendered by recipients of restricted stock awards to satisfy tax withholding obligations on vested restricted stock. There were no such repurchased shares during the current three month period.

In July 2012, the Board authorized the purchase of up to $5.0 million of our common stock.  These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices the Company deems appropriate.  In the three and nine months ending September 30, 2019, no shares were repurchased. While in the prior year three month period ended September 30, 2018, the Company did not repurchase any of its common shares, total repurchases for the nine month period ended September 30, 2018 were 221,121 shares for $133,000. The Company’s board does not intend to repurchase additional shares of common stock under this authorization.

A reconciliation of the activity in Stockholders’ Equity accounts for the three and nine months ending September 30, 2019 is as follows (in thousands):

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Deficit	Loss
Balance at January 1, 2019	$294	$17,285	$(3,935)	$-
Net income	-	-	1,366	-
Stock-based compensation expense	-	21	-	-
Balance at March 31, 2019	$294	$17,306	$(2,569)	$-
Net loss	-	-	(902)	-
Stock-based compensation expense	-	22	-	-
Balance at June 30, 2019	$294	$17,328	$(3,471)	$-
Net loss	-	-	(59)	-
Stock-based compensation expense	-	21	-	-
Balance at September 30, 2019	$294	$17,349	$(3,530)	$-

A reconciliation of the activity in Stockholders’ Equity accounts for the three and nine months ending September 30, 2018 is as follows (in thousands):

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive
	Stock	Par Value	Deficit	Loss
Balance at January 1, 2018	$298	$17,104	$(2,495)	$(2,422)
Net loss	-	-	(3,367)	-
Settlement of employee benefit obligations directly related to the disposal transaction	-	-	-	2,422
Stock repurchase	(3)	(100)	-	-
Stock-based compensation expense	-	391	-	-
Dividends	-	(139)	-	-
Balance at March 31, 2018	$295	$17,253	$(5,862)	$-
Net income	-	-	313	-
Stock repurchase	(1)	(29)	-	-
Stock-based compensation expense	-	14	-	-
Balance at June 30, 2018	$294	$17,241	$(5,549)	$-
Net income	-	-	1,492	-
Stock repurchase	-	-	-	-
Stock-based compensation expense	-	22	-	-
Balance at September 30, 2018	$294	$17,263	$(4,057)	$-

All of the stock compensation expense of $391,000 for the quarter ended March 31, 2018 was related to discontinued operations.

8.	Subsequent Events

Subsequent to September 30, 2019, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) with Stanley Furniture Company, LLC and certain affiliates (the “Loan Parties”) pursuant to which the Company has agreed to forbear from exercising its rights and remedies under the Second A&R Note until February 24, 2020 or earlier in the event of (i) a default occurring under the Note other than previous defaults acknowledged in the Forbearance Agreement or (ii) a breach of the Forbearance Agreement by the Loan Parties.

The Forbearance Agreement became effective on November 1, 2019 (the “Effective Date”) when the Borrower paid the Company $220,000 and certain other conditions were satisfied. Under the Forbearance Agreement, the Borrower has also agreed to pay the Company $200,000 on or before the 30th day following the Effective Date, $150,000 on or before the 60th day following the Effective Date, and $130,000 on or before the 90th day following the Effective Date. The payment made on November 1, 2019 and each of the following payments are referred to as a Forbearance Period Payment and will be applied to the outstanding principal balance of the Note.

During the period the forbearance is in effect, the Borrower has agreed to maintain a minimum collateral value of not less than $2 million. The Borrower has certain cure rights in the event the minimum collateral value is not met.

The Company has also agreed to accept the following discounted payments in satisfaction of the Note if the forbearance period has not been terminated: (i) on or before the 90th day after the Effective Date, $2,230,000 less the sum of all Forbearance Period Payments and payments made to cure a minimum collateral value shortfall and (ii) after the 90th day following the Effective Date, $2,530,000 less Forbearance Period Payments and payments made to cure a minimum collateral value shortfall.

The Forbearance Agreement also includes customary representations and warranties of the Borrower Parties and certain releases by the Borrower Parties.

As of the date hereof, all amounts outstanding under the Ledgered Asset Based Lending Agreement between Alterna Capital Solutions, LLC (“Alterna”) and the Borrower have been paid in full and the Intercreditor and Debt Subordination Agreement, dated February 25, 2019, executed by the Company in favor of Alterna is no longer effective.

In view of the impairment loss recorded by the Company in the second quarter of 2019 with respect to the Note, the Company does not anticipate recording any additional impairment charges at this time as a result of the Event of Default or the Forbearance Agreement. As of October 31, 2019, the outstanding principal amount of the Note was $3.1 million and the carrying value of the Note was $1.3 million.

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

Loss from discontinued operations, net of taxes, comprised the following for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months		Nine Months
	Ended		Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2019	2018	2019	2018
Net sales	$-	$-	$-	$6,787
Cost of sales	-	-	-	(6,485)
Selling, general and administrative expenses	-	-	-	(2,438)
Interest expense, net	-	-	-	(10)
Loss on sale of assets	-	-	-	(865)
Loss from discontinued operations before income taxes	-	-	-	(3,011)
Income tax (benefit) expense	-	-	-	-
Loss from discontinued operation, net of taxes	$-	$-	$-	$(3,011)

Included in selling, general and administrative expenses incurred for the nine months ended September 30, 2018 were certain transaction costs including investment banking fees, legal fees, and other transaction costs directly attributable to the Asset Sale.

As a result of the Asset Sale, the Company had no revenue-generating operations. Beginning March 19, 2019, our sources of income include dividends on HC Realty Series B Stock, interest paid on the loan we made to HC Realty’s operating partnership, and interest paid on cash and subordinated secured promissory notes. The Company believes that the revenue generating from these sources, dividends paid on HC Realty Common Stock, and cash on hand is sufficient to fund operating expenses for at least 12 months from the date of these consolidated financial statements. As disclosed in previous filings, the Company may consider a rights offering of the Company’s common stock to existing stockholders to raise additional cash for acquisitions. A rights offering could provide the Company greater resources and flexibility in acquiring additional non-furniture assets, which may include purchasing additional HC Realty Series B Stock or HC Realty common stock.

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

Results from Continuing Operations

Three and Nine Months Ended September 30, 2019

Interest income of $252,000 and $795,000 for the three and nine month periods ending September 30, 2019, consisted of $8,000 and $45,000 of cash interest income on our cash deposits, $48,000 and $144,000 of cash interest income on the Second A&R Note from Buyer, $87,000 and $273,000 of cash interest on the S&L Note from S&L, $72,000 and $152,000 of cash interest on the Loan to Affiliate, and $37,000 and $181,000 of accreted interest income on the fair value adjustment to the subordinated secured promissory notes, respectively. The Company’s A&R Note from Buyer and S&L Note from S&L was paid cash interest current for the three and nine month periods ending September 30, 2019. Dividend income from HC Realty’s Series B Stock was $50,000 and $107,000 for the three and nine month periods ending September 30, 2019, respectively. During the nine month period ending September 30, 2019, the Company received a distribution of its share of escrowed funds from Continued Dumping and Subsidy Offset Act (“CDSOA”) of approximately $1.2 million.  The Company does not expect any future disbursements related to these escrow funds.  The Company also sold its shares in Buyer’s parent for a gain of $120,000 during the nine month period ending September 30, 2019.

General and administrative expenses of $229,000 and $761,000 for the three and nine month periods ending September 30, 2019 consisted of $73,000 and $308,000 of professional fees, $63,000 and $155,000 of wages, $16,000 and $38,000 of fees and expenses primarily related to proxy and annual meeting voting, $20,000 and $77,000 of insurance expense, $21,000 and $64,000 of stock based compensation expense, and $36,000 and $120,000 of other operating expenses, respectively.

During the nine month period ending September 30, 2019, we recognized an impairment loss on the Second A&R Note from Buyer for $897,000.

Our effective tax rate for the period is effectively 0% due to our net operating loss carryforwards.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand and cash interest earned on our cash on hand and the S&L Note. We expect cash on hand to be adequate for ongoing operational expenditures for at least 12 months from the date of these financial statements. At September 30, 2019, we had $2.0 million in cash and $232,000 in restricted cash. A portion of our unrestricted and restricted cash is currently held in savings accounts earning approximately 1.6%. We are being paid current interest on the A&R Note, the S&L Note with Stone & Leigh, LLC, and under the Loan Agreement with HC Realty. We also received quarterly dividends on our HC Realty common and Series B Stock of 5.5% and 10% annual rates, respectively.

Cash provided by continuing operations for the nine month period ended September 30, 2019 of $1.4 million consisted of $645,000 of cash interest income received, $1.2 million of CDSOA escrow distributions, and $59,000 of dividends on our HC Realty Series B Stock offset by $526,000 of payments to employees and suppliers. The payments to employees and suppliers primarily consisted of $155,000 of wages to current management, $218,000 of legal and professional fees, and $24,000 of insurance premiums.

Cash used by investing activities for the nine months ended September 30, 2019 included the Company’s investment in HC Realty’s common stock and Series B Stock of $3 million and $2 million, respectively. The Company also provided HC Realty’s operating partnership $2 million under the Loan Agreement. During the nine months ended September 30, 2019, the Company received $120,000 of proceeds from the sale of our shares in Buyer’s parent company and received cash principal payments on the subordinated secured promissory notes of approximately $1.3 million.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has received a letter from counsel for Graham County (the “County”), North Carolina asserting certain claims against the Company arising out the conveyance from the Company to the County of approximately 36 acres (the “Property”) in November 2014, including that (i) the Company’s failure to disclose the presence of environmental contamination on the property constituted a breach of contract and (ii) the indemnity agreements entered into in connection with the conveyance were void.  The County seeks reimbursement of costs incurred to date with respect to the environmental contamination and future costs of assessing and remediating the environmental contamination as well as resumption by the Company of the ownership of the Property. Pursuant to the Asset Purchase Agreement, the Buyer agreed to assume and indemnify the Company against certain pre-closing liabilities including those relating to the conveyance of the Property. We believe the claims asserted with respect to the Property are without merit and will not result in a material adverse effect on our consolidated financial statements.

ITEM 6. Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (commission File No. 0-14939) for the quarter ended June 30, 2019).

3.2	By-laws of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed November 20, 2017).

31.1	Certification by Steven A. Hale II, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification by Brad G. Garner, our Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Steven A. Hale II, our Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Brad G. Garner, our Principal Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) condensed consolidated statements of comprehensive (loss) income, (iv) condensed consolidated statements of cash flows, (v) the notes to the consolidated financial statements, and (vi) document and entity information. (1)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2019	HG HOLDINGS, INC.
By: /s/ Brad G. Garner
Brad G. Garner
Principal Financial and Accounting Officer