Form 10-K
period 2019-12-31
HG Holdings, Inc.
filed 2020-03-13
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing price on July 1, 2019: $9.1 million.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of March 12, 2020:

Common Stock, par value $.02 per share	14,946,839
(Class of Common Stock)	Number of Shares

Documents incorporated by reference: Portions of the Registrant’s Proxy Statement for our 2020 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

Item 1.     Business

General

We were incorporated in Delaware in 1984. Until March 2, 2018, we were a leading design, marketing and distribution resource in the upscale segment of the wood residential furniture market. On March 2, 2018, we sold substantially all our assets and changed our name to HG Holdings, Inc. In this Annual Report of Form 10-K, we sometimes refer to HG Holdings, Inc. as the “Company.”

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

Stone & Leigh Asset Sale

On September 6, 2018, the Buyer sold certain of its assets, including certain inventory and the Stone & Leigh tradename (the “S&L Asset Sale”) to Stone & Leigh, LLC (“S&L”), which is owned by a group which includes Matthew W. Smith, the Company’s former interim Chief Executive Officer. As a part of the S&L Asset Sale, the Buyer assigned to S&L certain of its rights and obligations under the Original Note issued to the Company in March 2018 as partial consideration for the Asset Sale. In connection with the assignment, the Company entered into an Amended and Restated Subordinated Secured promissory note with the Buyer (the “A&R Note”) with a principal amount as of the assignment date of $3.3 million and a new Subordinated Secured Promissory Note with S&L (the “S&L Note”) with a principal amount of $4.4 million as of the assignment date. For further information on the A&R Note and S&L Note, see Note 4 of the Notes to Consolidated Financial Statements in Item 1.

Acquisition of Equity Interest in HC Government Realty Trust, Inc.

The Company has acquired an equity interest in HC Government Realty Trust, Inc., a Maryland corporation (“HC Realty”). HC Realty currently owns and operates a portfolio of 20 single-tenant properties leased entirely to the United States of America for occupancy by federal agencies including the Federal Bureau of Investigation, the Drug Enforcement Administration, the Social Security Administration and the Department of Transportation.

On March 19, 2019, we purchased 300,000 shares of HC Realty’s Common Stock (the “HC Common Stock”) for an aggregate purchase price of $3,000,000 and 200,000 shares of HC Realty’s 10.00% Series B Cumulative Convertible Preferred Stock (the “HC Series B Stock”) for an aggregate purchase price of $2,000,000.  As a result of these purchases, we currently own approximately 16.4% of the as-converted equity interest of HC Realty; however, we do not control HC Realty as a result of our current ownership interest.

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

In connection with the transactions discussed above, Steven A. Hale II, our Chairman and Chief Executive Officer, was appointed to serve as HC Realty’s Chairman and Chief Executive Officer.  In addition, Mr. Hale, Brad G. Garner, our Principal Financial and Accounting Officer, and Matthew A. Hultquist, one of our directors, were each appointed to serve as directors of HC Realty.  HC Realty’s Board of Directors is composed of seven directors with two positions currently vacant.

Additional information on HC Common Stock, HC Series B Stock, the Loan Agreement and HC Realty is disclosed in the Annex D in the prospectus included in our Registration Statement (No. 333-235539) on Form S-1 as amended, which Annex D is incorporated herein by reference.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements.  These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” “could,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.  These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Such risks and uncertainties include the occurrence of events that negatively impact the Company’s liquidity in such a way as to limit or eliminate the Company’s ability to use proceeds from the Asset Sale to fund asset acquisitions, an inability on the part of the Company to identify a suitable business to acquire or develop with the proceeds of the Asset Sale, and the occurrence of events that negatively impact the business or assets of HC Realty and the value of our investment in HC Realty.  Any forward-looking statement speaks only as of the date of this filing and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

No assurance can be given that the actual future results will not differ materially from the forward looking statements that we make for a number of reasons including those described above and in Item IA. Risk Factors below.

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

We have no revenue-generating operations owned directly by the Company and have limited sources of income following the Asset Sale, which may negatively impact the value and liquidity of our common stock.

As a result of the Asset Sale, we had no revenue-generating operations and no sources of income other than payments of interest and principal under the subordinated secured promissory notes from Buyer and S&L, then remaining payments to be made to us under the Continued Dumping and Subsidy Offset Act, refundable alternative minimum tax credits, and repayment at death of premiums we have paid for a split dollar life insurance policy for a former executive officer. As of March 19, 2019, our sources of income also include dividends on HC Common Stock and HC Series B Stock and interest paid on the loan we made to HC Realty’s operating partnership. There can be no guarantee that suitable assets in addition to our investment in HC Realty will be available for us to purchase or that any assets acquired will generate the revenues anticipated or any revenue at all. A failure by us to secure additional sources of revenue could negatively impact the value and liquidity of our common stock.

We may not receive the amount owed us under the subordinated secured promissory notes from Buyer and S&L.

Our promissory note from Buyer originally matured with the entire principal amount payable on the date that is five years after the closing of the Asset Sale. Buyer’s obligations under this note, including its payment obligations, and our rights and remedies with respect to the collateral pledged by Buyer under this note may at times be subordinate to Buyer’s obligations under, and the lender’s rights with respect to, Buyer’s senior secured loan facility, including the lender’s rights to the collateral pledged by Buyer in connection with its senior secured loan facility. As a result, there can be no guarantee that Buyer will pay us any portion of the interest or principal due under this note or that upon any default by Buyer we will have access to any of the collateral pledged by Buyer under this note. Our collateral pledged by Buyer under our promissory note from Buyer was not subordinated as of December 31, 2019.    On October 31, 2019, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) with the Buyer pursuant to which the Company has agreed to forbear from exercising its rights and remedies under Note until February 24, 2020 or earlier in the event of (i) a default or (ii) breach of the Forbearance Agreement by the Buyer.  The Forbearance agreement was amended to extend the outside termination date from February 24, 2020 to February 26, 2020, when the forbearance period terminated, and again until March 17, 2020.

The S&L Note will mature, and the entire principal amount will be payable on, the date that is five years after the closing of the Asset Sale. S&L’s obligations under this note, including its principal payment obligations, and our rights and remedies with respect to the collateral pledged by S&L under this note may at times be subordinate to S&L’s obligations under, and the lender’s rights with respect to, S&L’s senior secured loan facility, including the lenders rights to the collateral pledge by S&L in connection with its senior secured loan facility. As a result, there can be no guarantee that S&L will pay us any portion of the principal due under this note or that upon any default by S&L we will have access to any of the collateral pledged by S&L under this note. Our collateral pledged by S&L under the A&R Note was not subordinated as of December 31, 2019.

Our investment in HC Realty may lose value.

In connection with using cash proceeds from the Asset Sale to acquire non-furniture related assets, we acquired an equity interest in HC Realty on March 19, 2019 by purchasing HC Common Stock and HC Series B Stock. As a result of these stock purchases, we currently own approximately 16.4% of the as-converted equity interest of HC Realty. On March 19, 2019, we also made a loan to HC Realty’s operating partnership.  There is no guarantee that HC Realty will be successful implementing its business strategy for the acquisition, management and disposition of GSA properties and as a result our HC Common Stock and HC Series B Stock may lose value and the repayment of our loan to HC Realty’s operating partnership may be negatively impacted.

The value of our equity investment in HC Realty would be adversely affected if HC Realty failed to qualify as a REIT.

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

Our common stock is listed on the OTCQB and there may be limited ability to trade our common stock.

Trading of our common stock is currently conducted in the over-the-counter market on the OTCQB, which is generally a less active, and therefore a less liquid, trading market than other types of markets such as a stock exchanges. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock than if our stock was traded on other markets.

Failure to successfully identify, acquire and, to the extent applicable, operate non-furniture related assets could cause our stock price to decline.

Following the closing of the Asset Sale, we began evaluating alternatives for using cash proceeds from the Asset Sale to acquire non-furniture related assets. We have not acquired any assets other than the equity interest we acquired in HC Realty and we may not be able to identify other profitable assets. In addition, any assets that we do acquire, including our equity interest in HC Realty, may not be profitable. If we are not successful in identifying, acquiring and, to the extent applicable, operating non-furniture related assets, our stock price may decline.

We will likely have no operating history in the business of non- furniture related assets to be acquired, and therefore, with respect to certain assets, we will be subject to the risks inherent in establishing a new line of business.

Other than the equity interest we acquired in HC Realty, we have not identified additional assets to be acquired or the line or lines of business to which any such assets may relate and, therefore, cannot fully describe the specific risks presented by an acquisition of such assets. It is likely that we will have had no operating history in the line of business of any such assets to be acquired, and it is possible that any such assets that we may acquire will have a limited operating history in their business. Accordingly, to the extent we acquire any such assets, our future success may in part be subject to the risks, expenses, problems and delays inherent in establishing a new line of business and the ultimate success of such new business cannot be assured. In addition, prior to March 2019, our management did not have prior experience relating to the operations of a real estate investment trust such as HC Realty and the ultimate success of our investment in HC Realty cannot be assured.

Resources may be expended in researching potential acquisitions that might not be consummated.

The investigation of non-furniture company assets to acquire and the negotiation, drafting and execution of relevant agreements and other documents will require substantial management time and attention in addition to potentially incurring legal and other professional expenses. If a decision is made not to complete a specific acquisition, the costs incurred up to that point for the proposed transaction likely would not be recoverable. As of December 31, 2019, we had incurred $10,000 of such related expenses. Furthermore, even if an agreement is reached relating to a specific acquisition, we may fail to consummate the acquisition for any number of reasons including those beyond our control.

Ownership may become diluted if we conduct a rights offering.

We have filed a registration statement with respect to a proposed rights offering of up to 19.5 million shares of our common stock (the “Rights Offering”) to raise additional cash for acquisition purposes. If we conduct the Rights Offering and you do not participate, you will experience dilution in your ownership. The Rights Offering will be commenced only following the effectiveness of the registration statement relating to the Rights Offering and will be made only by means of a prospectus.

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

Our executive officers, directors and 10% stockholders control approximately 55% of the voting power represented by our outstanding common stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, such as the election of directors or the dissolution of the company. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

Our corporate headquarters is located in Charlotte, North Carolina where we lease approximately 1,200 square feet of office space.

Item 3.	Legal Proceedings

Hollie Drive Litigation

In November 2019, we received notice that the Company and the Buyer were defendants in a pending case in the Circuit Court for Henry County, Virginia.  The case, which had been instituted on September 18, 2019 by Hollie Drive Associates, LLC (“Hollie”), raises issues arising from the purported breach of a lease for warehouse space in Henry County, Virginia, which is owned by Hollie and was previously rented by the Company.  The relevant lease was assigned to the Buyer in connection with the Asset Sale.  The complaint asserts that the Buyer breached various provisions of the lease including failure to make certain rental payments and failure to pay for certain clean-up and reconstruction after the Buyer vacated the property. The complaint seeks damages in the amount of approximately $555,000 and attorney’s fees.  Hollie named the Company as a party because the Company was the original tenant under the lease.  Under the Asset Purchase Agreement, the Buyer agreed to assume and indemnify the Company against post-closing liabilities arising under the lease including those asserted in the complaint.  The Buyer’s filings in the case do not dispute the obligation to indemnify the Company for any damages awarded in the case.  Based upon discussions with the Buyer and documents produced to date by Hollie, it appears Hollie has asserted damages greatly exceeding the likely recovery in the case.  Given the relatively low damages amount and the Buyer’s indemnity obligation, the Company believes it is unlikely the case will result in a material adverse effect on its consolidated financial statements.

Graham County Property Litigation

As previously disclosed, the Company received a letter from counsel for Graham County (the “County”), North Carolina asserting certain claims against the Company arising out of a conveyance to the County of approximately 36 acres (the “Property”) in November 2014.  The letter asserted that (i) the Company’s failure to disclose the presence of environmental contamination on the Property constituted a breach of contract and (ii) the indemnity agreements entered into in connection with the conveyance were void.  On November 26, 2019, the County filed a complaint against the Company and the Buyer in the Superior Court for Graham County, North Carolina seeking, among other things, (i) rescission of the conveyance of the Property to the County, (ii)  reimbursement of expenses incurred by the County in connection with the Property, (iii) to invalidate the indemnity agreements entered into in connection with the conveyance,  (iv) and other damages, or (iv), in the alternative to rescinding the conveyance, expenses necessary to make the Property suitable and useable for a public park and outdoor recreation area. Pursuant to the Asset Purchase Agreement, the Buyer agreed to assume and indemnify the Company against certain pre-closing liabilities including those relating to the conveyance of the Property. After the filing of the complaint, the Company entered into an agreement with the Buyer providing that, if the Company reaches a settlement with the County resulting in transfer of the Property back to the Company, then the Company can retain the Property notwithstanding provisions of the Asset Purchase Agreement and will waive any right to indemnification from the Buyer with respect to the claims by the County with respect to the Property.  Based upon the discussions with the County related to the amount of expenses incurred by the County, the Company does not believe the claims asserted by the County will result in a material adverse effect on its consolidated financial statements.

Item 4.	Mine Safety Disclosures

Not Applicable.

Information about our Executive Officers

Our executive officers who are elected annually and their ages as of January 1, 2020 are as follows:

Name	Age	Position
Steven A. Hale II	36	Chairman, Chief Executive Officer and Director

Brad G. Garner	37	Principal Financial and Accounting Officer

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

Market Prices

Our common stock is traded in the over-the-counter market on the OTCQB under the symbol “STLY”.

As of February 27, 2020, we had approximately 873 beneficial stockholders.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of December 31, 2019:

	Number of shares	Weighted-average	Number of shares
	to be issued upon	exercise price	remaining available
	exercise of	of outstanding	for future issuance
	outstanding options,	options, warrants	under equity
	warrants and rights	and rights	compensation plans
Equity compensation plans approved by stockholders	42,283	$6.20	1,186,429

Item 6.	Selected Financial Data

Not required to be provided by a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company acquired an equity interest in HC Government Realty Trust, Inc., a Maryland corporation (“HC Realty”). HC Realty currently owns and operates a portfolio of 20 single-tenant properties leased entirely to the United States of America for occupancy by federal agencies including the Federal Bureau of Investigation, the Drug Enforcement Administration, the Social Security Administration and the Department of Transportation. On March 19, 2019, we purchased 300,000 shares of HC Realty’s Common Stock (the “HC Common Stock”) for an aggregate purchase price of $3,000,000 and 200,000 shares of HC Realty’s 10.00% Series B Cumulative Convertible Preferred Stock (the “HC Series B Stock”) for an aggregate purchase price of $2,000,000. As a result of these purchases, we currently own approximately 16.4% of the as-converted equity interest of HC Realty.

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

On October 31, 2019, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) with the Buyer pursuant to which the Company has agreed to forbear from exercising its rights and remedies under Note until February 24, 2020 or earlier in the event of (i) a default or (ii) breach of the Forbearance Agreement by the Buyer. Under the Forbearance Agreement, the Buyer agreed to pay the Company $220,000 on November 1, 2019 (the “Effective Date”), $200,000 on or before the 30th day following the Effective Date, $150,000 on or before the 60th day following the Effective Date, and $130,000 on or before the 90th day following the Effective Date. As of December 31, 2019, the Buyer had made all scheduled payments under the Forbearance Agreement. The Company collected $750,000 of principal repayments on the Second A&R Note during the twelve months ended December 31, 2019.

On February 24, 2020, the Company and the Loan Parties entered into a letter agreement (the “Forbearance Extension Letter Agreement”) extending the outside termination date for the forbearance period under the Forbearance Agreement from February 24, 2020 to February 26, 2020. The other terms and conditions of the Forbearance Agreement remain the same.  The forbearance period terminated on February 26, 2020 under the terms of the Forbearance Extension Letter Agreement and Forbearance Agreement.

The Company received prepayments on February 28, 2020 and March 4, 2020 of $200,000 and $350,000, respectively, of the principal amount on the Second A&R Note from the Buyer.

On March 6, 2020, the Company and the Loan Parties entered into a letter agreement (the “Second Forbearance Extension Letter Agreement”) extending, subject to certain conditions, the outside termination date from February 26, 2020 to March 17, 2020. The extension of the outside termination and the effectiveness of the Second Forbearance Extension Letter Agreement is conditioned on Buyer making payments to be applied to the outstanding principal balance of the Second A&R Note of $250,000 on or before March 12, 2020 and $750,000 on or before March 13, 2020.  The Second Forbearance Extension Letter Agreement also requires Buyer to make an additional $391,970 payment on or before March 17, 2020 which will be applied to the outstanding principal balance of the Second A&R Note. The other terms and conditions of the Forbearance Agreement remain the same.

On March 12, 2020, the Company received payment from Buyer of $250,000 pursuant to the Second Forbearance Extension Letter Agreement.

As a result of these actions taken on the subordinated secured promissory notes, the Company received approximately $750,000 of principal repayments on the Second A&R Note and approximately $1 million in principal repayments on the S&L Note during 2019.

The Company previously disclosed its board was considering a rights offering of the Company’s common stock to existing stockholders to raise additional cash for acquisitions. On December 16, 2019, the Company filed a registration statement with respect to the proposed Rights Offering.  As set forth in the registration statement, which was amended on January 21, 2020 and February 14, 2020, the Company intends to use the proceeds of the rights offering to provide additional cash for acquisitions, including purchasing additional HC Series B Stock, HC Common Stock or debt of HC Realty. If the Rights Offering is fully subscribed, the Company anticipates using the proceeds of the Rights Offering to acquire a sufficient number of HC Series B Stock or HC Common Stock to control HC Realty as a result of the Company’s equity ownership of HC Realty.  The Rights Offering will be commenced only following effectiveness of the registration statement relating to the Rights Offering and will be made only by means of a prospectus.

The Company continues to pursue acquisition opportunities which will allow us to potentially derive benefit from the Company’s net operating loss carryforwards and also create appropriate risk adjusted returns for shareholders.

Results of Operations

2019 Compared to 2018

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

Loss from discontinued operations, net of taxes, comprised the following for the twelve months ended December 31, 2019 and 2018 (in thousands):

	Twelve Months
	Ended
	Dec. 31,	Dec. 31,
	2019	2018
Net sales	$-	$6,787
Cost of sales	-	(6,485)
Selling, general and administrative expenses	-	(2,448)
Other income, net	-	-
Loss on sale of assets	-	(865)
Loss from discontinued operations before income taxes	-	(3,011)
Income tax benefit	-	-
Loss from discontinued operations, net of taxes	$-	$(3,011)

Included in selling, general and administrative expenses incurred for the twelve months ended December 31, 2018 were certain transaction costs including investment banking fees, legal fees, and other transaction costs directly attributable to the Asset Sale.

As of December 31, 2019, our sources of income include dividends on HC Common Stock and HC Series B Stock, interest earned on the loan we made to HC Realty’s operating partnership, and interest paid on cash and subordinated secured promissory notes. The Company believes that the revenue generating from these sources in addition to the cash on hand is sufficient to fund operating expenses for at least 12 months from the date of these consolidated financial statements.

Results of Continuing Operations

Interest income for 2019 was $1.0 million compared to $0.9 million in 2018. Interest income for 2019 consisted of interest income of $54,000 on our cash deposits, $189,000 on the Second A&R Note from Buyer, $356,000 on the S&L Note, $223,000 on the Loan to Affiliate, and $217,000 of accreted interest income on the fair value adjustment to the subordinated secured promissory notes. The Company’s A&R Note from Buyer and S&L Note from S&L was paid cash interest current for the year ended December 31, 2019. Dividend income from HC Realty’s Series B Stock was $157,000 for the year ended December 31, 2019. During 2019, the Company received a distribution of its share of escrowed funds from Continued Dumping and Subsidy Offset Act (“CDSOA”) of approximately $1.2 million.  The Company does not expect any future disbursements related to these escrow funds.  The Company also sold its shares in Buyer’s parent for a gain of $120,000 during 2019.

General and administrative expenses for 2019 were $1.1 million compared to $1.0 million in 2018. General and administrative expenses for the year ended 2019 consisted $217,000 of wages, $519,000 of legal and professional fees, $55,000 of fees and expenses primarily related to proxy, annual meeting voting, and other filing fees, $69,000 of board compensation, $98,000 of insurance expense, $85,000 of stock-based compensation expense, and $90,000 of other operating expenses.

Of the general and administrative expenses incurred in 2019, one-time legal, professional, and administrative fees were approximately $50,000 related to the investments in HC Realty, $10,000 related to a potential acquisition, $71,000 related to the subordinated secured promissory notes, and $122,000 were in connection with the registration statement for the Rights Offering filed on December 16, 2019.

During 2019, we recognized an impairment loss on the Second A&R Note from Buyer for $0.9 million. The Company also recognized a Loss from Affiliate of $0.4 million during 2019 related to the Company’s investment in HC Realty’s common stock that is accounted for under the equity method.

As a result of the above, our income from continuing operations before taxes was $0.1 million in 2019, compared to $0.4 million in 2018.

Excluding the disbursements of its share of CDSOA escrow funds, the Company did not receive any funds under the CDSOA in 2019. During the 2018 we received $26,000.

During 2019, we recorded a non-cash income tax benefit of $84,000 related to the increase in tax positions of prior years’ in conjunction with our unrecognized tax benefits position under FIN 48. Our 2019 effective tax rate was (97.6)%, compared with 82.2% in 2018.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand and cash interest earned on our cash on hand, [the Second A&R Note], and the S&L Note. We expect cash on hand to be adequate for ongoing operational expenditures for at least 12 months from the date of these financial statements. At December 31, 2019, we had $2.6 million in cash and $233,000 in restricted cash. A portion of our unrestricted and restricted cash is currently held in savings accounts earning approximately 1.4%. We are being paid current interest on the Second A&R Note, the S&L Note with Stone & Leigh, LLC, and under the Loan Agreement with HC Realty. We also received quarterly dividends on our HC Realty common and Series B Stock at annual rates of 5.5% and 10% annual rates, respectively.

Cash provided by continuing operations was $1.4 million in 2019 as compared to cash used of $900,000 in 2018. Cash provided by continuing operations for 2019 consisted of $840,000 of cash interest income received, $1.2 million of CDSOA escrow distributions, and $107,000 of dividends on our HC Realty Series B Stock offset by $781,000 of payments to employees and suppliers. The payments to employees and suppliers primarily consisted of $218,000 of wages to current management, $69,000 of directors’ fees, $404,000 of legal and professional fees, and $24,000 of insurance premiums.

Cash used by investing activities included the Company’s investment in HC Realty’s common stock and Series B Stock of $3 million and $2 million, respectively. The Company also provided HC Realty’s operating partnership $2 million under the Loan Agreement. The Company received $120,000 of proceeds from the sale of our shares in Buyer’s parent company and received cash principal payments on the subordinated secured promissory notes of approximately $1.8 million.

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

In November 2018, Customs distributed $66,000 in collected duties that were available for distribution in 2018. Our portion of these distributions was $26,000, representing 39.9% of the balance available for distribution in 2018. As a result of revisions to our percentage allocation, the Company does not expect any material future distributions for collected duties. There were no distributions of collected duties to the Company in 2019.

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

In February 2016, the FASB issued its final lease accounting standard, FASB Accounting Standard Codification ("ASC"), Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of -use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). The Company adopted the standard effective January 1, 2019. As of December 31, 2019, we do not have any long-term leases. We will evaluate the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures at such time a long-term lease is executed. Our only lease as of December 31, 2019 relates to a real estate lease for the corporate office space. The adoption did not have material impact to the consolidated financial statements.

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

Note Receivable - In accordance with ASC 810-40-5, upon the sale of substantially all of the assets the Company recorded a gain on the deconsolidation of a group of assets based on the difference between the fair value of the consideration received and the carrying amount of the group of assets. As the Original Note was part of the consideration received, the Company recorded the Original Note at its fair value on March 2, 2018. The fair value of the Original Note was estimated using discounted cash flow analyses, using market rates at the acquisition date that reflect the credit and inherent rate-risk inherent in the Original Note. The discount resulting from the fair value adjustment was recorded as a direct reduction to the original principal balance and amortized to interest income using the effective interest method. As of the date of the assignment and transfer from the Buyer to S&L, it was determined that the Original Note was extinguished and therefore both the A&R Note and the S&L Note were measured based on their fair value in accordance with Emerging Issues Task Force (EITF) – Creditors Accounting for Modification or Exchange of Debt Instruments. The discounts resulting from the fair value adjustments for the A&R Note and the S&L Note were recorded as a direct reduction to the original principal balance and amortized to interest income using the effective interest method. When impairment is determined to be probable, the measurement will be based on the fair value of the collateral securing the notes. The determination of impairment involves management’s judgment and the use of market and third-party estimates regarding collateral values.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Based on this evaluation, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective as of December 31, 2019, the end of the period covered by this Annual Report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Information related to our directors is set forth under the caption “Election of Directors” of our proxy statement (the “2020 Proxy Statement”) for our 2020 annual meeting of shareholders. Such information is incorporated herein by reference.

Information relating to compliance with section 16(a) of the Exchange Act is set forth under the caption “Delinquent Section 16(a) Reports” of our 2020 Proxy Statement and is incorporated herein by reference.

Information relating to the Audit Committee and Board of Directors’ determinations concerning whether a member of the Audit Committee of the Board is a “financial expert” as that term is defined under Item 407(d) (5) of Regulation S-K is set forth under the caption “Board and Board Committee Information” of our 2020 Proxy Statement and is incorporated herein by reference.

Information concerning our executive officers is included in Part I of this report under the caption “Information about our Executive Officers.”

We have adopted a code of ethics that applies to our associates, including the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics is posted on our website at www.hgholdingsinc.net. Amendments to and waivers from our code of ethics will be posted to our website when permitted by applicable SEC rules and regulations.

Item 11.	Executive Compensation

Information relating to our executive compensation is set forth under the caption “Executive Compensation” of our 2020 Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our information relating to this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” of our 2020 Proxy Statement. Such information is incorporated herein by reference.

Information concerning our equity compensation plan is included in Part II of this report under the caption “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Our information relating to this item is set forth under the captions “Corporate Governance – Review of Transactions with Related Persons” and “Corporate Governance - Board and Board Committee Information” of our 2020 Proxy Statement. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Our information relating to this item is set forth under the caption “Independent Public Auditors” of our 2020 Proxy Statement. Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as a part of this Report:

(1)	The following consolidated financial statements are included in this report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Operations for each of the two years in the period ended December 31, 2019
Consolidated Statements of Comprehensive Income for each of the two years ended in the period ended December 31, 2019
Consolidated Statements of Changes in Stockholders’ Equity for each of the two years in the period ended December 31, 2019
Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2019
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts for each of the two years in the period ended December 31, 2019

(b)	Exhibits:

2.1

Asset Purchase Agreement, dated as of November 20, 2017, by and between Churchill Downs, LLC and Stanley Furniture Company, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed on November 20, 2017). (1)

2.2

First Amendment to Asset Purchase Agreement, dated as of January 22, 2018, by and between Churchill Downs, LLC and Stanley Furniture Company, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed on January 23, 2018). (1)

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

4.3

Amendment No. 1, dated as of January 30, 2017, to the Rights Agreement, dated as of December 5, 2016, between Stanley Furniture Company, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (Commission Rule No. 0-14938) filed January 30, 2017).

4.4

Amendment No. 2, dated as of December 5, 2019, to the Rights Agreement, dated as of December 5, 2016, between HG Holdings, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (Commission Rule No. 0-14938) filed December 5, 2019).

4.5	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (3)

10.1

Form of Indemnification Agreement between the Registrant and each of its Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed on September 25, 2008).

10.2

2008 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement (Commission File No. 0-14938) for the annual meeting of stockholders held on April 15, 2008). (2)

10.3

Form of Stock Option Award under 2008 Incentive Plan (Directors) (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2008). (2)

10.4

2012 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement (Commission File No. 0-14938) for the annual meeting of stockholders held on April 18, 2012). (2)

10.5

Form of Stock Option Award under 2012 Incentive Plan (Officers) (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2012). (1)

10.6

Form of Restricted Stock Award under 2012 Incentive Plan (Officers) (time vesting) (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2012). (2)

10.7

Form of Restricted Stock Award under 2012 Incentive Plan (Directors) (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-K (Commission File No. 0-14938) for year ended December 31, 2014). (2)

10.8

Form of Restricted Stock Award under 2012 Incentive Plan (Officers) (time and performance vesting) (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K (Commission File No. 0-14938) for year ended December 31, 2014). (2)

10.9

Form of Restricted Stock Award under 2012 Incentive Plan (Officers) (performance vesting) (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K (Commission File No. 0-14938) for year ended December 31, 2014). (2)

10.10

Agreement, dated as of January 30, 2017, by and among Stanley Furniture Company, Inc. and the entities and natural persons listed on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (Commission File No. 0-14938) filed January 30, 2017).

10.11

Subordinated Promissory Note, dated March 2, 2018, of Churchill Downs LLC in favor of Stanley Furniture Company, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 8, 2018).

10.12

Amended and Restated Subordinated Secured Promissory Note, dated September 6, 2018, issued by Stanley Furniture Company LLC in favor of HG Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed September 12, 2018).

10.13

Subordinated Secured Promissory Note, dated September 6, 2018, issued by Stone & Leigh, LLC in favor of HG Holdings, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed September 12, 2018).

10.14

Intercreditor and Debt Subordination Agreement, dated September 6, 2018, between HG Holdings, Inc. and Hale Partnership Fund, L.P., as agent (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed September 12, 2018).

10.15

Second Amended and Restated Subordinated Secured Promissory Note, dated February 7, 2019, issued by Stanley Furniture Company LLC in favor of HG Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed February 13, 2019).

10.16

Consent, Reaffirmation and Joinder, dated February 7, 2019, among Stanley Furniture Company LLC, Stanley Intermediate Holdings LLC, Churchill Downs Holdings Ltd., Stanley Furniture Company 2.0, LLC and HG Holdings, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed February 13, 2019).

10.17

Agreement, dated February 7, 2019, between HG Holdings, Inc. and Churchill Downs Holdings Ltd. (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed February 13, 2019).

10.18

Intercreditor and Subordination Agreement, dated February 25, 2019, among HG Holdings, Inc. and Alterna Capital Solutions, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed March 1, 2019).

10.19

Subscription Agreement, dated as of March 19, 2019, by and between HC Government Realty Trust, Inc. and HG Holdings, Inc., with respect to the purchase of shares of Common Stock (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed March 25, 2019).

10.20

Subscription Agreement, dated as of March 19, 2019, by and between HC Government Realty Trust, Inc., and HG Holdings, Inc., with respect to the purchase of shares of Series B Stock (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed March 25, 2019).

10.21

Loan Agreement, dated as of March 19, 2019, by and between HC Government Realty Holdings, L.P., as borrower, the Lenders party thereto and HCM Agency, LLC, as collateral agent (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed March 25, 2019).

10.22

Forbearance Agreement, dated as of October 31, 2019, by and among Stanley Furniture Company LLC, Stanley Intermediate Holdings LLC, Stanley Furniture Company 2.0, LLC and Churchill Downs Holdings Ltd., and HG Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed November 1, 2019).

10.23

Forbearance Extension Letter Agreement, dated as of February 24, 2020, by and among Stanley Furniture Company LLC, Stanley Intermediate Holdings LLC, Stanley Furniture Company 2.0, LLC and Churchill Downs Holdings Ltd., and HG Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed February 25, 2020).

10.24	Second Forbearance Extension Letter Agreement, dated as of March 6, 2020, by and among Stanley Furniture Company LLC, Stanley Intermediate Holdings LLC, Stanley Furniture Company 2.0, LLC and Churchill Downs Holdings Ltd., and HG Holdings Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed March 12, 2020).

21	List of Subsidiaries. (3)

23.1	Consent of Cherry Bekaert LLP. (3)

23.2	Consent of BDO USA, LLP. (3)

31.1	Certification by Steven A. Hale II, our Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (3)

31.2	Certification by Brad G. Garner, our Principal Financial and Accounting Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (3)

32.1	Certification by Steven A. Hale II, our Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

32.2	Certification by Brad G. Garner, our Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

99.1	Annex D excerpted and incorporated by reference from the Registrant’s Form S-1/A Registration Statement (Registration No. 333-235539) filed on February 14, 2020. (3)

101

The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) condensed consolidated statements of comprehensive (loss) income, (iv) condensed consolidated statements of cash flows, (v) the notes to the consolidated financial statements, and (vi) document and entity information. (3)

(1) (2) (3) (4)

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

HG HOLDINGS, INC.

March 13, 2020	By:	/s/Steven A. Hale II
Steven A. Hale II
Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Steven A. Hale II (Steven A. Hale II)	Chairman, Chief Executive Officer and Director	March 13, 2020

/s/Brad G. Garner (Brad G. Garner)	Principal Financial and Accounting Officer	March 13, 2020

/s/Matthew A. Hultquist (Matthew A. Hultquist)	Director	March 13, 2020

/s/Jeffrey S. Gilliam (Jeffrey S. Gilliam)	Director	March 13, 2020

HG HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

HG Holdings, Inc.

Charlotte, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of HG Holdings, Inc. (the “Company”) and subsidiaries as of December 31, 2019, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.

/s/ Cherry Bekaert, LLP

Richmond, Virginia

March 13, 2020

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

HG Holdings, Inc.

Charlotte, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of HG Holdings, Inc. (the “Company”) as of December 31, 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor from 2014 to 2018.

Raleigh, North Carolina

March 29, 2019

HG HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	2019	2018
ASSETS
Current assets:
Cash	$2,567	$6,057
Restricted cash	233	404
Interest and dividend receivables	91	-
Prepaid expenses and other current assets	176	273
Income tax receivable	735	488

Total current assets	3,802	7,222

Property, plant and equipment, net	7	9
Investment in affiliate	4,405	-
Subordinated notes receivable	3,379	5,882
Loan to affiliate	2,000	-
Other assets	494	480
Deferred tax assets	247	494

Total assets	$14,334	$14,087

LIABILITIES
Current liabilities:
Accounts payable	$7	$29
Accrued salaries, wages and benefits	5	17
Other accrued expenses	168	110
Total current liabilities	180	156

Other long-term liabilities	255	287
Total liabilities	435	443

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 35,000,000 and 25,000,000 shares authorized, 14,946,839 and 14,712,377 shares issued and outstanding on each respective date	294	294
Capital in excess of par value	17,370	17,285
Retained deficit	(3,765)	(3,935)
Accumulated other comprehensive loss	-	-
Total stockholders’ equity	13,899	13,644
Total liabilities and stockholders’ equity	$14,334	$14,087

The accompanying notes are an integral part

 of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended
	December 31,
	2019	2018

Operating Expenses

General and administrative expenses	$(1,133)	$(1,005)

Total operating expenses	(1,133)	(1,005)

Interest income	1,039	943
Dividend income	157	-
Product financing interest income	-	125
Gain on sale of closely held stock	120	-
Gain on extinguishment of subordinated note receivable	-	448
Loss from affiliate	(430)	-
Income from Continued Dumping and Subsidy Offset Act, net	1,230	26
Impairment loss	(897)	(168)

Income from continuing operations before income taxes	86	369

Income tax benefit	84	1,202

Income from continuing operations	170	1,571

Discontinued operations

Loss from discontinued operations (including loss on sale of assets of $865)	$-	$(3,011)

Net income (loss)	$170	$(1,440)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$.01	$.11
Loss from discontinued operations	-	(.21)
Net income (loss)	$.01	$(.10)

Weighted average shares outstanding:
Basic	14,507	14,531
Diluted	14,937	14,574

The accompanying notes are an integral part

of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Years Ended December 31,
	2019	2018

Net income (loss)	$170	$(1,440)
Settlement of employee benefit obligations directly related to the disposal transaction	-	2,422
Comprehensive income	$170	$982

The accompanying notes are an integral part

of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For each of the two years in the period ended December 31, 2019

(in thousands)

			Capital	Retained	Accumulated Other
	Common Stock		Excess of	Earnings	Comprehensive
	Shares	Amount	Par Value	(Deficit)	(Loss) Income	Total
Balance at December 31, 2017	14,920	$298	$17,104	$(2,495)	$(2,422)	$12,485

Net loss	-	-	-	(1,440)	-	(1,440)
Other comprehensive loss	-	-	-	-	2,422	2,422
Dividends	-	-	(139)	-	-	(139)
Restricted stock forfeited or expired	(101)	-	-	-	-	-
Stock purchase and retirement for tax withholdings on vesting of restricted awards	(268)	(4)	(129)	-	-	(133)
Stock-based compensation	161	-	449	-	-	449

Balance at December 31, 2018	14,712	$294	$17,285	$(3,935)	$-	$13,644

Net income	-	-	-	170	-	170
Restricted stock forfeited or expired	(182)	-	-	-	-	-
Stock-based compensation	417	-	85	-	-	85

Balance at December 31, 2019	14,947	$294	$17,370	$(3,765)	$-	$13, 899

The accompanying notes are an integral part

of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2019	2018

Income from continuing operations	$170	$1,571
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation expense	2	1
Accretion income on notes receivable	(217)	(327)
Stock compensation expense	85	58
Paid in kind interest on subordinated note receivable	-	(337)
Gain on extinguishment of subordinated note receivable	-	(448)
Gain on sale of closely held stock	(120)	-
Impairment loss on subordinated note receivable	897	-
Dividends on HC Realty common stock	124	-
Loss from affiliate	430	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	47	(208)
Income tax receivables	(247)	(488)
Deferred tax assets and other assets	232	(509)
Accounts payable	(22)	29
Accrued salaries and other accrued expenses	46	34
Other long-term liabilities	(32)	(280)
Net cash provided (used) by continuing operations	1,395	(904)

Cash flows from investing activities:
Purchase of property, plant and equipment	-	(10)
Investment in affiliate	(5,000)	-
New advances on loan receivable from affiliate	(2,000)	-
Principal payments received on subordinated secured notes Receivable	1,824	-
New borrowings on subordinated secured notes receivable	-	(29)
Proceeds from sale of closely held stock	120	-
Net cash used by investing activities	(5,056)	(39)

Cash flows from financing activities:
Repurchase and retirement of common stock	-	(133)
Stock purchase and retirement for tax withholdings on vesting of restricted award	-	(30)
Net cash used by financing activities	-	(163)

Cash flows from discontinued operations:
Cash used by discontinued operation	-	(3,501)
Cash provided by investing activities	-	9,228
Cash provided by financing activities	-	1,209
Net cash provided by discontinued operations	-	6,936

Net increase (decrease) in cash and restricted cash	(3,661)	5,830
Cash and restricted cash at beginning of period	6,461	631
Cash and restricted cash at end of period	$2,800	$6,461

Cash	$2,567	$6,057
Restricted cash	233	404
Cash and restricted cash	$2,800	$6,461

Supplemental Non-Cash Disclosures:
Payments made on line of credit from proceeds of the sale	$-	$(1,348)
Principal reduction on subordinated secured promissory note	$-	$60
Dividends on investment in affiliate	$150	$-

The accompanying notes are an integral part

of the consolidated financial statements.

HG HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Significant Accounting Policies

Organization and Basis of Presentation

HG Holdings, Inc.’s the (“Company”) consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).  The consolidated financial statements include the accounts of all subsidiaries and affiliates in which the Company holds a controlling financial interest as of the financial statement date. All subsidiaries were sold to Stanley Furniture Company, LLC, formerly Churchill Downs, LLC, in the Asset Sale effective March 2, 2018. As of each balance sheet date, the Company did not have any subsidiaries which are consolidated.

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

As a result of the Asset Sale, the Company had no revenue-generating operations. On March 19, 2019, we purchased 300,000 shares of HC Realty’s Common Stock (the “HC Common Stock”) for an aggregate purchase price of $3,000,000 and 200,000 shares of HC Realty’s 10.00% Series B Cumulative Convertible Preferred Stock (the “HC Series B Stock”) for an aggregate purchase price of $2,000,000. As a result of these purchases, we currently own approximately 16.4% of the as-converted equity interest of HC Realty. Also on March 19, 2019, we, together with certain other lenders, including certain entities affiliated with HPCM (collectively, the “Lenders”), entered into a loan agreement (the “Loan Agreement”) with HC Realty’s operating partnership, and HCM Agency, LLC, as collateral agent (the “Agent”), pursuant to which the Lenders provided HC Realty’s operating partnership with a $10,500,000 senior secured term loan (the “Initial Term Loan”), of which $2,000,000 was provided by us. The Agent is affiliated with HPCM. As a result of these investments, our sources of income include dividends on HC Realty Series B Stock, interest earned on the loan we made to HC Realty’s operating partnership, and interest paid on cash and subordinated secured promissory notes. The Company believes that the revenue generating from these sources in addition to the cash on hand is sufficient to fund operating expenses for at least 12 months from the date of these consolidated financial statements. The Company previously disclosed its board was considering a rights offering of the Company’s common stock to existing stockholders to raise additional cash for acquisitions. On December 16, 2019, the Company filed a registration statement with respect to a proposed rights offering of up to 19.5 million shares of its Common Stock (the “Rights Offering”). The Rights Offering will be commenced only following effectiveness of the registration statement relating to the Rights Offering and will be made only by means of a prospectus. The Company anticipates using the proceeds of the Rights Offering for acquisitions, including purchasing additional HC Series B Stock, HC Common Stock or debt of HC Realty.

Certain amounts in the 2018 consolidated financial statements have been reclassified to conform to 2019 presentation. These reclassifications do not have an impact on the consolidated statements of operations or the consolidated statement of comprehensive income (loss).

Cash

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash includes collateral deposits required under the Company’s letter of credit agreement, which expires in June 2020, to guarantee the Company’s workers compensation insurance policy. The restricted cash balance is expected to mature over the next six months. As of December 31, 2019, there was no outstanding balance on the letter of credit agreement.

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

Subordinated Notes Receivable

In accordance with ASC 810-40-5, upon the sale of substantially all of the assets the Company recorded a gain on the deconsolidation of a group of assets based on the difference between the fair value of the consideration received and the carrying amount of the group of assets. As the Original Note was part of the consideration received, the Company recorded the Original Note at its fair value on March 2, 2018. The fair value of the Original Note was estimated using discounted cash flow analyses, using market rates at the acquisition date that reflect the credit and inherent rate-risk inherent in the Original Note. The discount resulting from the fair value adjustment was recorded as a direct reduction to the original principal balance and amortized to interest income using the effective interest method. As of the date of the assignment and transfer from the Buyer to S&L, it was determined that the Original Note was extinguished and therefore both the A&R Note and the S&L Note were measured based on their fair value in accordance with Emerging Issues Task Force (EITF) – Creditors Accounting for Modification or Exchange of Debt Instruments. The discounts resulting from the fair value adjustments for the A&R Note and the S&L Note were recorded as a direct reduction to the original principal balance and amortized to interest income using the effective interest method. When impairment is determined to be probable, the measurement will be based on the fair value of the collateral securing the notes. The determination of impairment involves management’s judgment and the use of market and third-party estimates regarding collateral values. During 2019 management determined that the Second A&R note was other than temporarily impaired and recorded an impairment loss of $897,000.

Property, Plant and Equipment

Depreciation of property, plant and equipment is computed using the straight-line method based upon the estimated useful lives. Depreciation expense is charged to general and administrative expenses. Gains and losses related to dispositions and retirements are included in income. Maintenance and repairs are charged to expense as incurred; renewals and betterments are capitalized. Assets are reviewed for possible impairment when events indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of property, plant and equipment, which could result in impairment charges in future periods. Our depreciation policy reflects judgments on the estimated useful lives of assets. Our long-lived assets were tested for impairment at December 31, 2019 and determined that the long-lived assets were not impaired.

Cost Method Investments

The Company held, at December 31, 2018, a 1.4% equity interest in Churchill Downs Holdings, Ltd. (“Churchill”), a British Virgin Island business company which it received as a partial consideration for the sale of substantially all of our assets. As a result of additional equity capital contributions to Churchill during the fourth quarter 2018, HG Holdings equity interest was diluted from its original 5% ownership interest. Long-term investments consist of investments in equity securities of nonpublic entities without readily determinable fair values. These investments are classified in “Investment in closely held company” on the consolidated balance sheets. The company determines the appropriate classifications of its investment(s) at the acquisition date. Upon adoption of ASU 2016-01, the Company carries its long-term investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transaction for the identical or a similar investment of the same issuer. The Company reviews its equity securities without readily determinable fair values on a regular basis to determine if the investment is impaired. For purposes of this assessment, the Company considers the investee’s cash position, liquidity, earnings and revenue outlook, equity position, and ownership, among other factors, in its review. If management’s assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in current earnings an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount. During the year ended December 31, 2019, the Company sold its equity interest back to Churchill for $120,000 for which the Company had determined during the year ended December 31, 2018 the fair value to be zero. Accordingly, the Company recorded a gain on sale of $120,000.

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

In February 2016, the FASB issued its final lease accounting standard, ASC, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of -use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). The Company adopted the standard effective January 1, 2019. As of December 31, 2019, we do not have any long-term leases. We will evaluate the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures at such time a long-term lease is executed. Our only lease as of December 31, 2019 relates to a real estate lease for the corporate office space. The adoption did not have material impact to the consolidated financial statements.

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

Loss from discontinued operations, net of taxes, comprised the following for the twelve months ended December 31, 2019 and 2018 (in thousands):

	Twelve Months
	Ended
	Dec. 31,	Dec. 31,
	2019	2018
Net sales	$-	$6,787
Cost of sales	-	(6,485)
Selling, general and administrative expenses	-	(2,448)
Loss on sale of assets	-	(865)
Loss from discontinued operations before income taxes	-	(3,011)
Income tax benefit	-	-
Loss from discontinued operations, net of taxes	$-	$(3,011)

Included in selling, general and administrative expenses incurred for the twelve months ended December 31, 2018 were certain transaction costs including investment banking fees, legal fees, and other transaction costs directly attributable to the Asset Sale.

3.      Property, Plant and Equipment

	Depreciable
	lives			(in thousands)
	(in years)			2019	2018
Computers and equipment	3	to	7	$7	$7
Furniture and fixtures	5	to	7	3	3
Property, plant and equipment, at cost				10	10
Less accumulated depreciation				3	1
Property, plant and equipment, net				$7	$9

4.      Subordinated Notes Receivable

The Company received a $7.4 million subordinated secured promissory note (the “Original Note”) from the Buyer as partial consideration for the sale of substantially all of our assets during the first quarter of 2018. On September 6, 2018, the Buyer sold certain of its assets, including certain inventory and the Stone & Leigh tradename (the “S&L Asset Sale”) to Stone & Leigh, LLC (“S&L”), which is owned by a group which includes Matthew W. Smith, the Company’s former interim Chief Executive Officer. As a part of the S&L Asset Sale, the Buyer assigned to S&L certain of its rights and obligations under the original $7.4 million subordinated secured promissory note. In connection with the assignment, the Company entered into an Amended and Restated Subordinated Secured promissory note with the Buyer (the “A&R Note”) and a new Subordinated Secured Promissory Note with S&L (the “S&L Note”). The A&R Note had a principal amount as of the assignment date of $3.3 million.

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

On February 25, 2019, Buyer closed and funded its new senior credit facility with Alterna. Pursuant to the Consent, the Company entered into an Intercreditor and Debt Subordination Agreement, dated February 25, 2019 (the “Subordination Agreement”), with Alterna. The Subordination Agreement with Alterna is generally on the same terms as the subordination agreement the Company previously entered into with North Mill Capital, LLC in connection with the original subordinated secured promissory note dated March 2, 2018 from Buyer in favor of the Company, except that principal payments on the Second A&R Note, before satisfaction of the of indebtedness to Alterna and termination of the Subordination Agreement, are conditioned upon (l) no event of default under the new senior credit facility existing or resulting from the payment,  (2) availability under the new senior credit facility to make the payment, (3) all tax and debt obligations of Stanley Furniture Company, LLC (“SFC”) being current and within their terms, and (4) there being no delinquency in payables or other obligations of SFC to specified critical vendors. Cash interest payments of $141,000 and $35,000 were received during the years ending December 31, 2019 and 2018, respectively.

Despite Buyer paying interest quarterly in advance on the Second A&R Note, the Company concluded, based on current information and events in the Buyer’s business, that the Company did not believe it would be able to collect the amount due according to the Second A&R Note and determined that the note was other than temporarily impaired. The evaluation was generally based on an assessment of the borrower’s financial condition and the adequacy of the collateral securing the Second A&R Note. Given the facts and circumstances, the Company recorded an impairment loss of $897,000 in the second quarter of 2019 resulting in the carrying value of the A&R Note decreasing to $1.3 million as of June 30, 2019. On August 21, 2019, the Company delivered a notice of default to Buyer under the Second A&R Note. The Company delivered this notice after receiving information from Alterna that Buyer was presently in default under its credit facility with Alterna.

The Company entered into a Forbearance Agreement (the “Forbearance Agreement”) with Buyer and certain affiliates (the “Loan Parties”) pursuant to which the Company has agreed to forbear from exercising its rights and remedies under the Second A&R Note until February 24, 2020 or earlier in the event of (i) a default occurring under the Second A&R Note other than previous defaults acknowledged in the Forbearance Agreement or (ii) a breach of the Forbearance Agreement by the Loan Parties.

The Forbearance Agreement became effective on November 1, 2019 (the “Effective Date”) when Buyer paid the Company $220,000 and certain other conditions were satisfied. Under the Forbearance Agreement, Buyer has also agreed to pay the Company $200,000 on or before the 30th day following the Effective Date, $150,000 on or before the 60th day following the Effective Date, and $130,000 on or before the 90th day following the Effective Date. The payment made on November 1, 2019 and each of the following payments are referred to as a Forbearance Period Payment and will be applied to the outstanding principal balance of the Note. As of December 31, 2019, the Company received the principal payments on the effective date, the 30th day, and the 60th day, totaling $570,000, in accordance with the Forbearance Agreement.

Under the Forbearance Agreement, the Company has agreed to accept the discounted payments in satisfaction of the Second A&R Note if the forbearance period has not been terminated: (i) on or before the 90th day after the Effective Date, $2,230,000 less the sum of all Forbearance Period Payments and payments made to cure a minimum collateral value shortfall and (ii) after the 90th day following the Effective Date, $2,530,000 less Forbearance Period Payments and payments made to cure a minimum collateral value shortfall.

The Forbearance Agreement also includes customary representations and warranties of Loan Parties and certain releases by Loan Parties.

All amounts outstanding under the Ledgered Asset Based Lending Agreement between Alterna Capital Solutions, LLC (“Alterna”) and Buyer have been paid in full and the Intercreditor and Debt Subordination Agreement, dated February 25, 2019, executed by the Company in favor of Alterna is no longer effective.

In view of the impairment loss recorded by the Company in the second quarter of 2019 with respect to the Note, the Company does not anticipate recording any additional impairment charges at this time as a result of the Event of Default or the Forbearance Agreement. As of December 31, 2019, the outstanding principal amount of the Second A&R Note was $2.6 million and the carrying value of the Note was $709,000.

The S&L Note had a principal amount of $4.4 million as of the assignment date. The S&L Note also matures on March 2, 2023, at which time the total principal amount is due. Interest on the S&L Note accrues at a fixed rate of 10% per annum. Cash interest payments of $356,000 and $141,000 were received during the years ending December 31, 2019 and 2018, respectively. During the years ending December 31, 2019 and 2018, respectively, the Company received $1,011,000 and $60,000 of principal payments on the S&L Note.

At the assignment date, the Company evaluated the fair value of the S&L Note. The Company recorded accreted interest income on the fair value adjustment of the S&L Note of $162,000 and $62,000 for years ending December 31, 2019 and 2018, respectively. Resulting from the accretion of the fair value discount and the principal payments, the outstanding principal amount of the S&L Note was $3.3 million and the carrying amount was $2.7 million as of December 31, 2019.

A reconciliation of the activity in the Second A&R Note for the years ending December 31, 2019 and 2018 is as follows (in thousands):

	Principal	Discount	Balance
Balance at January 1, 2018	$-	$-	$-
New borrowings on subordinated note receivables	7,421	(2,607)	4,814
Interest paid-in-kind	337	-	337
Extinguishment of debt	(4,400)	1,330	(3,070)
Capitalized legal fees	18	-	18
Accretion of discount	-	265	265
Balance at December 31, 2018	$3,376	$(1,012)	$2,364
Principal payments	(812)	-	(812)
Impairment	-	(897)	(897)
Accretion of discount	-	54	54
Balance at December 31, 2019	$2,564	$(1,855)	$709

A reconciliation of the activity in the S&L Note for the years ending December 31, 2019 and 2018 is as follows (in thousands):

	Principal	Discount	Balance
Balance at January 1, 2018	$-	$-	$-
New borrowings on subordinated note receivables	4,400	(884)	3,516
Principal payments	(60)	-	(60)
Accretion of discount	-	62	62
Balance at December 31, 2018	$4,340	$(822)	$3,518
Principal payments	(1,011)	-	(1,011)
Accretion of discount	-	163	163
Balance at December 31, 2019	$3,329	$(659)	$2,670

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

The Loan Agreement matures on March 19, 2022. Interest on the Loan Agreement accrues at a rate of 14% per annum. Interest earned for the year ended December 31, 2019 was $223,000.

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

The following table summarizes the Company’s investment in HC Realty as of the two years ended December 31, 2019 (in thousands):

	Ownership %		Investment in Affiliate Balance		Loss recorded in the Consolidated Statements of Operations (b)
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018	2019	2018

HC Realty Series B Stock (a)	7.9%	0.0%	$2,000	-	$-	-
HC Realty common stock	8.5%	0.0%	2,405	-	(430)	-
Total	16.4%	0.0%	$4,405	-	$(430)	-

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

7.     Income Taxes

The provision for income tax (benefit) expense consists of (in thousands):

	2019	2018
Current:
Federal	$-	$-
State	(84)	(213)
Total current	(84)	(213)
Deferred:
Federal	-	(989)
State	-	-
Total deferred	-	(989)
Income tax (benefit) expense from continuing operations	$(84)	$(1,202)

A reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate follows:

	2019	2018
Federal statutory rate	21.0%	21.0%
State tax, net of federal benefit	3.8	2.3
State tax credits and adjustments	(122.7)	(11.8)
Change in federal tax rate	-	-
Alternative minimum tax	-	67.7
Valuation allowance increase	(3.9)	(11.5)
Other, net	4.3	14.5
Effective income tax rate	(97.6)%	82.2%

We have completed our analysis of the income tax effects of the Tax Act and recorded all final adjustments during 2018. As noted previously, the Tax Act repeals the corporate alternative minimum tax, or AMT, regime, including claiming a refund and full realization of remaining AMT credits. During 2018, we further analyzed the nature, validity, and recoverability of the AMT-related deferred tax credit carryforwards and recorded a tax benefit of $988,000 for the credits that will be refundable in future years.

The income tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31 follow (in thousands):

	2019	2018
Noncurrent deferred tax assets (liabilities):
Equity method investment	$99	$-
Other accrued expenses	32	50
Property, plant and equipment	(1)	(1)
Notes receivable fair value adjustment	578	413
Employee benefits	66	95
AMT credit	247	698
Net operating loss	7,726	7,743
Gross non-current deferred tax assets	8,747	8,998
Less valuation allowance	(8,500)	(8,504)
Net noncurrent deferred tax assets	$247	$494

We have U.S. federal net operating loss carryforwards of approximately $33.8 million which are available to reduce future taxable income. The federal net operating loss will begin expiring in 2033. We have combined state net operating loss carryforwards of $24.1 million that will expire at various times beginning in 2027.

During 2019, we recorded a non-cash credit to our valuation allowance of approximately $4,000 against our December 31, 2019 deferred tax assets. The primary assets which are covered by this valuation allowance are employee benefits and net operating losses in excess of the amounts which can be carried back to prior periods. The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Our results over the most recent four-year period were heavily affected by our business restructuring activities. Our cumulative loss represented sufficient negative evidence to require a valuation allowance. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal, resulting in no deferred tax asset balance being recognized. Should we determine that we will not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

The unrecognized tax benefits activity for the year ended December 31 follows (in thousands):

	2019	2018
Unrecognized tax benefits balance at January 1	$241	$454
Gross decrease in tax positions of prior years	(84)	(213)
Unrecognized tax benefits balance at December 31	$157	$241

As of December 31, 2019 and 2018, we had approximately $23,000 and $34,000 of accrued interest related to uncertain tax positions, respectively.

Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $124,000 at December 31, 2019 and $190,000 at December 31, 2018. The 2011 through 2017 tax years remain open to examination by major taxing jurisdictions.

8.       Stockholders’ Equity

In addition to common stock, authorized capital includes 1,000,000 shares of “blank check” preferred stock. None was outstanding during the two years ended December 31, 2019. The Board of Directors (“Board”) is authorized to issue such stock in series and to fix the designation, powers, preferences, rights, limitations and restrictions with respect to any series of such shares. Such “blank check” preferred stock may rank prior to common stock as to dividend rights, liquidation preferences or both, may have full or limited voting rights and may be convertible into shares of common stock.

Basic and diluted earnings per share are calculated using the following share data (in thousands):

	2019	2018
Weighted average shares outstanding for basic calculation	14,507	14,531
Dilutive effect of restricted stock	430	43
Weighted average shares outstanding for diluted calculation	14,937	14,574

For the years ended December 31, 2019 and 2018, approximately 42,000 and 225,000 stock awards, respectively, were excluded from the diluted per share calculation as they would be anti-dilutive.

From time to time, we will repurchase common shares that are tendered by recipients of restricted stock awards to satisfy tax withholding obligations on vested restricted stock. There were no repurchases during 2019. During 2018, we repurchased 46,643 shares for approximately $30,000

In July 2012, the Board authorized the purchase of up to $5.0 million of our common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices the Company deems appropriate. No repurchases of our common stock were made in 2019. During 2018, we repurchased 221,121 shares of common stock for approximately $133,000. The Board does not intend to repurchase any additional shares of our common stock under this authorization.

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

The Company entered into Amendment No. 1, dated January 30, 2017, to the Rights Agreement. This amendment amends the definition of Acquiring Person in the Rights Agreement to exclude any member of the Hale Group (Hale Partnership Fund, LP and certain affiliates that are parties to the agreement (Hale Agreement) dated January 30, 2017 with the Company), provided that any purchases made by members of the Hale Group after December 5, 2016 are made in compliance with Section 1(h) of the Hale Agreement. The Company entered into Amendment No 2, dated December 5, 2019, to the Rights Agreement. This amendment amends the definition of “Expiration Time” to provide that, unless otherwise expiring under the terms of the existing definition, the Rights Agreement will expire (i) at the close of business on the day after the Company’s 2020 annual meeting of stockholders unless the Company’s stockholders approve the amendment to the definition of “Expiration Time” in this amendment or (ii) the close of business on December 5, 2022 (unless the Company’s NOLs are utilized prior to that date).

If the rights become exercisable, all holders of rights, other than the person or group triggering the rights, will be entitled to purchase Company common stock at a 50% discount. Rights held by the person or group triggering the rights will become void and will not be exercisable. The rights have a de minimis fair value and trade with the Company’s common stock. The Board may amend the Rights Agreement in any way or redeem the rights at any time unless and until the rights are triggered.

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

9.       Stock Based Compensation

The Stanley Furniture Company, Inc. 2012 Incentive Compensation Plan (Incentive Compensation Plan) provides for the granting of performance grants, performance shares, stock options, restricted stock, restricted stock units, and stock appreciation rights to employees and certain service providers. Under this plan, the aggregate number of common shares that may be issued through awards of any form is 1.6 million. In addition, shares authorized under the 2008 Incentive Compensation Plan are also available for issuance under the Incentive Compensation Plan if they are unissued or subsequently expire, are forfeited or terminate unexercised. As of December 2019, there are 1.2 million shares remaining available for future issuance under equity compensation plans.

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

The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. No options were granted in 2019 or 2018.

Stock option activity for the two years ended December 31, 2019, follows:

	Number of shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	826,582	$5.35	2.8
Cancelled/Forfeited	(763,385)	5.28

Outstanding at December 31, 2018	63,197	$7.01	1.8

Expired	(20,914)	8.64

Outstanding at December 31, 2019	42,283	$6.20	0.8	$-

Exercisable at December 31, 2019	42,283	$6.20	0.8	$-

There were no stock options exercised in 2019 and 2018.

Restricted Stock

The restricted stock awards are accounted for as “non-vested equity shares” until the awards vest or are forfeited. In general, restricted stock awards for employees are time vested or performance vested and for non-employee directors vest at the end of their current term on the Board. The fair value of each share of restricted stock is the market price of our stock on the grant date. The fair value of each time vested award is amortized into compensation expense on a straight-line basis between the award date and the vesting date. Performance based awards are amortized into stock compensation expense based on the probability of meeting the performance criteria. In 2019 and 2018, 30,354 and 182,732 of restricted stock awards vested and were released, respectively.

The following table summarizes information about restricted stock awards for the two years ended December 31, 2019:

	Number of shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2018	327,283	$1.82
Vested	(182,732)	2.02
Granted	161,290	0.62
Cancelled/Forfeited/Expired	(101,266)	1.55

Outstanding at December 31, 2018	204,575	$0.83
Vested	(30,354)	1.81
Granted	416,666	0.60
Cancelled/Forfeited/Expired	(161,290)	0.62

Outstanding at December 31, 2019	429,597	$0.61

As of December 31, 2019, there was $207,000 of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average remaining vesting period of 2.5 years.

10.      Income for Continued Dumping and Subsidy Offset Act (CDSOA)

The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection (Customs) for imports covered by antidumping duty orders entering the United States through September 30, 2007 to qualified domestic producers. In 2019 and 2018, we received $1.2 million and $26,000, respectively, in distributions of funds collected on antidumping duty orders entering the United States prior to September 2007.

11.     Commitments and Contingencies

Our leased facility includes our corporate office space. The lease for office space is month to month. Rental expense charged to operations was $29,000 and $12,000 in 2019 and 2018, respectively.

We currently have letters of credit to cover estimated exposures, most notably with workman’s compensation claims. This agreement requires us to maintain a compensating balance with the issuer for the amounts outstanding. We currently have letters of credit outstanding in the amount of $230,000. The compensating balance amount is reflected as restricted cash on the consolidated balance sheet.

In the normal course of business, we are involved in claims and lawsuits, none of which currently, in management’s opinion, will have a material adverse effect on our Consolidated Financial Statements.

12.     Subsequent Events

On October 31, 2019, the Company entered into a Forbearance Agreement with the Loan Parties pursuant to which the Company agreed, subject to certain conditions, to forbear until February 24, 2020 from exercising its rights and remedies under the Second A&R Note issued by Buyer to the Company. On February 24, 2020, the Company and the Loan Parties entered into a letter agreement (the “Forbearance Extension Letter Agreement”) extending the outside termination date for the forbearance period under the Forbearance Agreement from February 24, 2020 to February 26, 2020. The other terms and conditions of the Forbearance Agreement remain the same. The forbearance period terminated on February 26, 2020 under the terms of the Forbearance Extension Letter Agreement and Forbearance Agreement.

The Company received prepayments on February 28, 2020 and March 4, 2020 of $200,000 and $350,000, respectively, of the principal amount on the Second A&R Note from the Buyer.

On March 6, 2020, the Company and the Loan Parties entered into a letter agreement (the “Second Forbearance Extension Letter Agreement”) extending, subject to certain conditions, the outside termination date from February 26, 2020 to March 17, 2020. The extension of the outside termination and the effectiveness of the Second Forbearance Extension Letter Agreement is conditioned on Buyer making payments to be applied to the outstanding principal balance of the Second A&R Note of $250,000 on or before March 12, 2020 and $750,000 on or before March 13, 2020.  The Second Forbearance Extension Letter Agreement also requires the Buyer to make an additional $391,970 payment on or before March 17, 2020 which will be applied to the outstanding principal balance of the Second A&R Note. The other terms and conditions of the Forbearance Agreement remain the same.

On March 12, 2020, the Company received payment from Buyer of $250,000 pursuant to the Second Forbearance Extension Letter Agreement.

HG HOLDINGS, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For each of the Two Years in the Period Ended December 31, 2019

(in thousands)

Column A	Column B	Column C	Column D		Column E
Charged
	Balance at	(Credited)			Balance at
	Beginning	to Costs &			End
Descriptions	of Period	Expenses	Deductions		of Period
2019
Doubtful receivables	$-	$-	$-		$-
Discounts, returns, and allowances	-	-	-		-
	$-	$-	$-		$-

2018
Doubtful receivables	$96	$-	$96	(a)	$-
Discounts, returns, and allowances	107	-	107	(a)	-
	$203	$-	$203		$-

(a) Uncollectible receivables and reserves for discounts, returns, and allowances were disposed of in the Asset Sale on March 2, 2018

S-1