Form 10-Q
period 2020-03-31
HG Holdings, Inc.
filed 2020-05-15
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of May 14, 2020, 14,946,839 shares of common stock of HG Holdings, Inc., par value $.02 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HG HOLDINGS, INC.

BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash	$4,505	$2,567
Restricted cash	233	233
Interest and dividend receivables	91	91
Prepaid expenses and other current assets	210	176
Income tax receivable	982	735
Total current assets	6,021	3,802

Property, plant and equipment, net	7	7
Investment in affiliate	4,256	4,405
Subordinated notes receivable	2,705	3,379
Loan to affiliate	2,000	2,000
Other assets	495	494
Deferred tax assets	-	247
Total assets	$15,484	$14,334

LIABILITIES
Current liabilities:
Accounts payable	$1	$7
Accrued salaries, wages and benefits	1	5
Other accrued expenses	254	168
Total current liabilities	256	180

Other long-term liabilities	255	255
Total liabilities	511	435

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 35,000,000 shares authorized 14,946,839 shares issued and outstanding on each respective date	294	294
Capital in excess of par value	17,391	17,370
Retained deficit	(2,712)	(3,765)
Total stockholders’ equity	14,973	13,899
Total liabilities and stockholders’ equity	$15,484	$14,334

The accompanying notes are an integral part of the financial statements.

HG HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months
	Ended
	March 31,	March 31,
	2020	2019

Operating Expenses

General and administrative expenses	$(439)	$(260)

Other income/expenses

Interest income	224	288
Dividend income	50	7
Gain on sale of closely held stock	-	120
Income from Continued Dumping and Subsidy Offset Act	-	1,230
Gain on settlement of subordinated note receivable	1,326	-
Loss from affiliate	(108)	(19)

Income from operations before income taxes	1,053	1,366

Income tax benefit	-	-

Net income	$1,053	$1,366

Basic and diluted income per share:
Net income	$.07	$.09

Weighted average shares outstanding:
Basic	14,517	14,508
Diluted	14,947	14,551

The accompanying notes are an integral part of the financial statements.

HG HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2020	2019

Net income from operations	$1,053	$1,366
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Accretion income on notes receivable	(37)	(103)
Stock compensation expense	21	21
Paid in kind interest on subordinated note receivable	(25)	-
Gain on settlement of subordinated note receivable	(1,326)	-
Gain on sale of closely held stock	-	(120)
Dividends on HC Realty common stock	41	-
Loss from affiliate	108	19
Changes in assets and liabilities:
Prepaid expenses and other current assets	(34)	11
Income tax receivable	(247)	-
Deferred tax assets and other assets	246	(15)
Accounts payable	(6)	(1)
Other accrued expenses	82	(12)
Other long-term liabilities	-	67
Net cash provided by (used in) operations	(124)	1,233

Cash flows from investing activities:
Investment in affiliate	-	(5,000)
New advances on loan receivable to affiliate	-	(2,000)
Principal payments received on subordinated secured notes receivable	2,062	840
Proceeds from sale of closely held stock	-	120
Net cash provided by (used in) investing activities	2,062	(6,040)

Net (decrease) increase in cash and restricted cash	1,938	(4,807)
Cash and restricted cash at beginning of period	2,800	6,461
Cash and restricted cash at end of period	$4,738	$1,654

Cash	$4,505	$1,248
Restricted cash	233	406
Cash and restricted cash	$4,738	$1,654

Supplemental Non-Cash Disclosures:
Dividends on investment in affiliate	$50	$41

The accompanying notes are an integral part of the financial statements

HG HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.	Preparation of Interim Unaudited Financial Statements

The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles in the United States have been either condensed or omitted pursuant to SEC rules and regulations. However, we believe that the disclosures made are adequate for a fair presentation of results of operations and financial position. Operating results for the interim periods reported herein may not be indicative of the results expected for the year. These financial statements should be read in conjunction with the financial statements and accompanying notes included in our latest Annual Report on Form 10-K.

On March 2, 2018, HG Holdings, Inc. (the “Company”) sold substantially all of its assets (the “Asset Sale”) to Stanley Furniture Company LLC, formerly Churchill Downs LLC (“Buyer”), pursuant to the terms of the Asset Purchase Agreement, dated as of November 20, 2017, as amended by the First Amendment thereto dated January 22, 2017 (the “Asset Purchase Agreement. As a result of the sale, the Company no longer has a wholly owned subsidiary.

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

As of March 31, 2020, HC Realty owned and operated a portfolio of 20 single-tenant properties leased entirely to the United States of America for occupancy by federal agencies including the Federal Bureau of Investigation, the Drug Enforcement Administration, the Social Security Administration and the Department of Transportation.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments in ASU 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendment is effective for public entities for annual reporting periods beginning after December 15, 2022, however early application is permitted for reporting periods beginning after December 15, 2018. The Company does not anticipate the adoption of ASU 2016-13 to have a material impact to the financial statements.

2.	Subordinated Notes Receivable

The Company received a $7.4 million subordinated secured promissory note from the Buyer as partial consideration for the sale of substantially all of our assets during the first quarter of 2018. On September 6, 2018, the Buyer sold certain of its assets, including certain inventory and the Stone & Leigh tradename to S&L, which is owned by a group which includes Matthew W. Smith, the Company’s former interim Chief Executive Officer. As a part of the S&L Asset Sale, the Buyer assigned to S&L certain of its rights and obligations under the original $7.4 million subordinated secured promissory note. In connection with the assignment, the Company entered into an Amended and Restated Subordinated Secured promissory note with the Buyer (the “A&R Note”) and a new Subordinated Secured Promissory Note with S&L (the “S&L Note”). The A&R Note has a principal amount as of the assignment date of $3.3 million.

A&R Note

On February 7, 2019, the Company, Buyer and related parties entered into a Consent, Reaffirmation, and Joinder (the “Consent”) in connection with a new senior credit facility that Buyer expected to enter into with Alterna Capital Solutions, LLC (“Alterna”).  Pursuant to the Consent, Buyer delivered a Seconded Amended and Restated Subordinated Secured Promissory Note (the “Second A&R Note”) in favor of the Company. The Second A&R Note had a principal amount of $3.2 million and remained payable no later than March 2, 2023, at which time the total principal amount was due.  Interest on the principal balance of the note continues to accrue daily at an annual fixed rate of 6%. The other terms of the Second A&R Note were substantially the same as those of the A&R Note. The Second A&R Note was guaranteed by Stanley Intermediate Holdings LLC, formerly Churchill Downs Intermediate Holdings LLC. Pursuant to the Consent, Buyer’s British Virgin Island parent company also guaranteed the Second A&R Note.

On February 25, 2019, Buyer closed and funded its new senior credit facility with Alterna. Pursuant to the Consent, the Company entered into an Intercreditor and Debt Subordination Agreement, dated February 25, 2019 (the “Subordination Agreement”), with Alterna. The Subordination Agreement with Alterna was generally on the same terms as the subordination agreement the Company previously entered into with North Mill Capital, LLC in connection with the original subordinated secured promissory note dated March 2, 2018 from Buyer in favor of the Company, except that principal payments on the Second A&R Note, before satisfaction of the of indebtedness to Alterna and termination of the Subordination Agreement, were conditioned upon (l) no event of default under the new senior credit facility existing or resulting from the payment,  (2) availability under the new senior credit facility to make the payment, (3) all tax and debt obligations of Stanley Furniture Company, LLC (“SFC”) being current and within their terms, and (4) there being no delinquency in payables or other obligations of SFC to specified critical vendors.

Despite Buyer paying interest quarterly in advance on the Second A&R Note, the Company concluded during the second quarter of 2019, based on the then current information and events in the Buyer’s business, that the Company did not believe it would be able to collect the amount due according to the Second A&R Note and determined that the note was other than temporarily impaired.  The evaluation was generally based on an assessment of the borrower’s financial condition and the adequacy of the collateral securing the Second A&R Note.  Given the facts and circumstances present during the second quarter of 2019, the Company recorded an impairment loss of $897,000 in the second quarter of 2019 resulting in the carrying value of the A&R Note decreasing to $1.3 million as of June 30, 2019.  On August 21, 2019, the Company delivered a notice of default to Buyer under the Second A&R Note.  The Company delivered this notice after receiving information from Alterna that Buyer was presently in default under its credit facility with Alterna.

On October 31, 2019, the Company entered into a Forbearance Agreement with the Buyer and certain affiliates (the “Loan Parties”) pursuant to which the Company agreed, subject to certain conditions, to forbear until February 24, 2020 from exercising its rights and remedies under the Second A&R Note issued by Buyer to the Company.  On February 24, 2020, the Company and the Loan Parties entered into a letter agreement (the “Forbearance Extension Letter Agreement”) extending the outside termination date for the forbearance period under the Forbearance Agreement from February 24, 2020 to February 26, 2020. The other terms and conditions of the Forbearance Agreement remained the same.  The forbearance period terminated on February 26, 2020 under the terms of the Forbearance Extension Letter Agreement and Forbearance Agreement.

The Company received payments on January 31, 2020, February 28, 2020, and March 4, 2020 of $130,000, $200,000 and $350,000, respectively, of the principal amount on the Second A&R Note from the Buyer.

On March 6, 2020, the Company and the Loan Parties entered into a letter agreement (the “Second Forbearance Extension Letter Agreement”) extending, subject to certain conditions, the outside termination date from February 26, 2020 to March 17, 2020. The extension of the outside termination and the effectiveness of the Second Forbearance Extension Letter Agreement was conditioned on Buyer making payments to be applied to the outstanding principal balance of the Second A&R Note of $250,000 on or before March 12, 2020 and $750,000 on or before March 13, 2020.  The Second Forbearance Extension Letter Agreement also required the Buyer to make an additional $391,970 payment on or before March 17, 2020 to be applied to the outstanding principal balance of the Second A&R Note. The other terms and conditions of the Forbearance Agreement remained the same.

On March 12 and 13, 2020, the Company received payments from Buyer of $250,000 and $750,000, respectively, pursuant to the Second Forbearance Extension Letter Agreement which payments were applied to the outstanding principal amount of the Second A&R Note.

On March 16, 2020, the Company received payment of $392,000 from the Buyer resulting in satisfaction in full of the Second A&R Note pursuant to the terms of the Forbearance Agreement as amended.  As a result of the payments received from Buyer in January, February, and March of 2020 on the Second A&R Note, the Company recognized a gain of $1.3 million on the payoff of the Second A&R Note during the quarter ending March 31, 2020.

The Company did not receive any cash interest payments during the three months ending March 31, 2020 as interest for the quarter was paid in advance on December 31, 2019 and recorded as a principal payment.

A reconciliation of the activity in the Second A&R Note for the three months ending March 31, 2020 is as follows (in thousands):

	Principal	Discount	Balance
Balance at January 1, 2020	$2,564	$(1,855)	$709
Interest paid-in-kind	25	-	25
Gain on settlement of debt	(529)	1,855	1,326
Principal payments	(2,060)	-	(2,060)
Balance at March 31, 2020	$-	$-	$-

S&L Note

The S&L Note had a principal amount of $4.4 million as of the assignment date. The S&L Note matures on March 2, 2023, at which time the total principal amount is due. Interest on the S&L Note accrues at a fixed rate of 10% per annum. Cash interest payments of $83,000 and $97,000 were received during the three months ending March 31, 2020 and 2019, respectively. During the three months ending March 31, 2020 and 2019, the Company received $2,000 and $643,000 of principal payments on the S&L Note, respectively.

At the assignment date, the Company evaluated the fair value of the S&L Note. The Company recorded accreted interest income on the fair value adjustment of the S&L Note of $37,000 and $49,000 for the three months ending March 31, 2020 and 2019, respectively. Resulting from the accretion of the fair value discount and the principal payments, the carrying amount of the S&L Note was $2.7 million as of March 31, 2020 and December 31, 2019.

A reconciliation of the activity in the S&L Note for the three months ending March 31, 2020 is as follows (in thousands):

	Principal	Discount	Balance
Balance at January 1, 2020	$3,329	$(659)	$2,670
Interest paid-in-kind	-	-	-
Accretion of discount	-	37	37
Principal payments	(2)	-	(2)
Balance at March 31, 2020	$3,327	$(622)	$2,705

3.	Loan to Affiliate

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

The Loan Agreement matures on April 22, 2023.  Interest on the Loan Agreement accrues at a rate of 14% per annum.  Interest earned for the three months ending March 31, 2020 and 2019 was $71,000 and $9,000, respectively.

4.	Investment in Affiliate

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

The following table summarizes the Company’s investment in HC Realty as of March 31, 2020 and December 31, 2019 (in thousands):

	Ownership %		Investment in Affiliate Balance		Loss recorded in the Statements of Operations (b)
					For the Three Months Ended March 31,
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	2020	2019

HC Realty Series B Stock (a)	7.7%	7.9%	$2,000	$2,000	$-	$-
HC Realty common stock	8.3%	8.5%	2,256	2,405	(108)	(19)
Total	16.0%	16.4%	$4,256	$4,405	$(108)	$(19)

(a)

Represents investments in shares of HC Realty preferred stock with a basis of $2 million. Each share of preferred stock can be converted into one share of HC Realty common stock at a conversion price equal to the lesser of $9.10 per share or the fair market value per share of HC Realty common stock, subject to adjustment upon the occurrence of certain events.

(b)

Loss from these investments is included in “Loss from affiliate” in the statement of operations. Since HC Realty is a Real Estate Investment Trust and not a taxable entity, the loss is not reported net of taxes.

The Company’s investment in HC Realty common stock is accounted for under the equity method of accounting. The company determined that accounting for under the equity method was appropriate even though the Company owns less than 20% of the fully diluted shares outstanding because the Company holds significant influence of HC Realty.

5.	Income taxes

During the three months ended March 31, 2020, the Company recorded a non-cash reversal to its valuation allowance of $452,000 decreasing its valuation allowance against deferred tax assets to $8.0 million at March 31, 2020. The primary assets covered by this valuation allowance are net operating losses, which are approximately $34.7 million at March 31, 2020. The Company did not make any cash payments for income tax in the three month periods ended March 31, 2020 and 2019 due to its net operating loss carryforwards.

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

As of March 31, 2020, the Company has no deferred tax assets.  As of December 31, 2019, the Company had $247,000 of deferred tax assets.  As a result of the CARES Act, the unclaimed portion of the AMT credit which the Company had recorded as a deferred tax asset became a current income tax receivable.

The Company’s effective tax rate for the current and prior year three month period were effectively 0% due to the change in the valuation allowance.

6.	Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (in thousands):

	Three Months Ended
	March 31,	March 31,
	2020	2019
Weighted average shares outstanding for basic calculation	14,517	14,508
Add: Effect of dilutive stock awards	430	43
Weighted average shares outstanding, adjusted for diluted calculation	14,947	14,551

For the three month period ended March 31, 2020, approximately 42,000 stock awards were excluded from the diluted per share calculation as they would be anti-dilutive. For the prior year three month period ended March 31, 2019, approximately 225,000 stock awards were excluded from the diluted per share calculation as they would be anti-dilutive.

The Company will repurchase common shares from time to time that are tendered by recipients of restricted stock awards to satisfy tax withholding obligations on vested restricted stock. There were no such repurchased shares during the current or prior three month period.

In July 2012, the Board authorized the purchase of up to $5.0 million of our common stock.  These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices the Company deems appropriate.  In the three months ending March 31, 2020 and 2019, no shares were repurchased. The Company’s board does not intend to repurchase additional shares of common stock under this authorization.

A reconciliation of the activity in Stockholders’ Equity accounts for the three months ending March 31, 2020 is as follows (in thousands):

		Capital in
	Common	Excess of	Retained
	Stock	Par Value	Deficit
Balance at January 1, 2020	$294	$17,370	$(3,765)
Net income	-	-	1,054
Stock-based compensation expense	-	21	-
Balance at March 31, 2020	$294	$17,391	$(2,711)

A reconciliation of the activity in Stockholders’ Equity accounts for the three months ending March 31, 2019 is as follows (in thousands):

		Capital in
	Common	Excess of	Retained
	Stock	Par Value	Deficit
Balance at January 1, 2019	$294	$17,285	$(3,935)
Net income	-	-	1,366
Stock-based compensation expense	-	21	-
Balance at March 31, 2019	$294	$17,306	$(2,569)

7.	Uncertainties

In January 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus (“COVID-19”) to constitute a “Public Health Emergency of International Concern.” The COVID-19 outbreak has led to significant business disruption across a range of industries and has adversely impacted, and may continue to adversely impact, economic activity nationally and globally.  The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the impact on Stone & Leigh’s operations, and the impact of HC Realty’s operations all of which are uncertain and cannot be predicted.  At this point, the extent to which COVID-19 may impact the Company’s financial condition or results of operations is uncertain.

8.	Subsequent Events

On April 3, 2020, the Company entered into a subscription agreement with HC Realty, pursuant to which we purchased 100,000 shares of HC Realty Series B Stock for an aggregate purchase price of $1,000,000 (the “April 3rd Subscription Agreement”).

On April 9, 2020, the Company entered into a subscription agreement with HC Realty to purchase an additional 250,000 shares of Series B Stock for an aggregate purchase price of $2,500,000 (the “April 9th Subscription Agreement”) (collectively “the Subscription Agreements”). Closing under the April 9th Subscription Agreement occurred on April 29, 2020. As a result of the closing under the Subscription Agreements, the Company owns approximately 25.9% of the as converted equity interest in HC Realty.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of March 31, 2020, our sources of income include dividends on HC Realty Series B Stock, interest paid on the loan we made to HC Realty’s operating partnership, and interest paid on cash and the S&L Note.  The Company believes that the revenue generating from these sources, dividends paid on HC Realty Common Stock, and cash on hand is sufficient to fund operating expenses for at least 12 months from the date of these financial statements.

The Company previously disclosed its board was considering a rights offering of the Company’s common stock to existing stockholders to raise additional cash for acquisitions. On December 16, 2019, the Company filed a registration statement with respect to the proposed Rights Offering. As set forth in the registration statement, which was amended on January 21, 2020, February 14, 2020, and April 13, 2020, the Company intends to use the proceeds of the rights offering to provide additional cash for acquisitions, including purchasing additional HC Series B Stock, HC Common Stock or debt of HC Realty. If the Rights Offering is fully subscribed, the Company anticipates using the proceeds of the Rights Offering to acquire a sufficient number of HC Series B Stock or HC Common Stock to control HC Realty as a result of the Company’s equity ownership of HC Realty. The Rights Offering will be commenced only following effectiveness of the registration statement relating to the Rights Offering and will be made only by means of a prospectus.

The Company continues to pursue acquisition opportunities which will allow us to potentially derive benefit from the Company’s net operating loss carryforwards and also create appropriate risk adjusted returns for shareholders.

Results from Operations

Comparison of the three Months Ended March 31, 2020 and 2019

The Company generated interest income of $224,000 and $288,000 for the three month periods ending March 31, 2020 and 2019, respectively.  The decrease of $64,000 was primarily a result of decreased interest income from the Second A&R Note pursuant to the Forbearance Agreement and payoff of that note.  Interest income for the three month period ending March 31, 2020 consisted of $7,000 of cash interest income on our cash deposits, $83,000 of cash interest on  the S&L Note from S&L, $71,000 of cash interest on the Loan to Affiliate, $26,000 of paid in kind interest income on the Second A&R Note from Buyer and $37,000 of accreted interest income on the fair value adjustment to the subordinated secured promissory notes.  The Company’s S&L Note from S&L was paid cash interest current for the three month period ending March 31, 2020.  The Company generated dividend income of $50,000 and $7,000 for the three month periods ending March 31, 2020 and 2019, respectively.  The increase of $43,000 resulted from holding HC Realty’s Series B Stock acquired in March 2019 for the full three month period ending March 31, 2020.  During the three month period ending March 31, 2020, the Company received payments from Buyer of $2 million, in aggregate, pursuant to the Forbearance Agreement, the First Forbearance Extension Letter Agreement, and the Second Forbearance Extension Letter Agreement.  The payments were applied to the outstanding principal amount of the Second A&R Note resulting in satisfaction in full of the Second A&R Note pursuant to the terms of the Forbearance Agreement as amended.  As a result of the payments received on the Second A&R Note, the Company recognized a gain of $1.3 million on the payoff of the Second A&R Note during three month period ending March 31, 2020.

General and administrative expenses increased to $439,000 for the three month period ending March 31, 2020 from $260,000 for the three months ended March 31, 2019 primarily due to an increase in legal and professional fees incurred in connection with the Company’s registration statement and amendments with respect to the proposed Rights Offering.  General and administrative expenses for the three month period ending March 31, 2020 consisted of $263,000 of professional fees, $63,000 of wages, $15,000 of fees and expenses primarily related to proxy and annual meeting voting, $20,000 of insurance expense, $21,000 of stock based compensation expense, and $56,000 of other operating expenses.  Legal and professional fees incurred during the three month period ending March 31, 2020 consisted of $203,000 of one-time fees specifically related to the Company’s registration statement and amendments with respect to the proposed Rights Offering.

Our effective tax rate for the three months ending March 31, 2020 and 2019 was effectively 0% due to our net operating loss carryforwards.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand, cash interest earned on our cash on hand, the S&L Note, and the Loan Agreement with HC Realty, and dividends from our HC Realty common and Series B Stock. We expect cash on hand to be adequate for ongoing operational expenditures for at least 12 months from the date of these financial statements. At March 31, 2020, we had $4.5 million in cash and $233,000 in restricted cash. A portion of our unrestricted and restricted cash is currently held in savings accounts earning approximately 0.5%. We are being paid current interest on the S&L Note with Stone & Leigh, LLC, and under the Loan Agreement with HC Realty. We also received quarterly dividends on our HC Realty common and Series B Stock of 5.5% and 10% annual rates, respectively.

Cash used by operations for the three month period ended March 31, 2020 of $124,000 consisted of $161,000 of cash interest income received, $41,000 of dividends on our HC Realty common stock, $50,000 of dividends on our HC Realty Series B Stock offset by $376,000 of payments to employees and suppliers. The payments to employees and suppliers primarily consisted of $70,000 of wages to current management, $201,000 of legal and professional fees, and $45,000 of insurance premiums.

Cash provided by investing activities for the three months ended March 31, 2020 consisted of cash principal payments on the subordinated secured promissory notes of approximately $2.1 million.

Critical Accounting Policies

Our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2019 Annual Report on Form 10-K. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three months ended March 31, 2020.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Hollie Drive Litigation

In November 2019, we received notice that the Company and the Buyer were defendants in a pending case in the Circuit Court for Henry County, Virginia. The case, which had been instituted on September 18, 2019 by Hollie Drive Associates, LLC (“Hollie”), raises issues arising from the purported breach of a lease for warehouse space in Henry County, Virginia, which is owned by Hollie and was previously rented by the Company. The relevant lease was assigned to the Buyer in connection with the Asset Sale.  The complaint asserts that the Buyer breached various provisions of the lease including failure to make certain rental payments and failure to pay for certain clean-up and reconstruction after the Buyer vacated the property. The complaint seeks damages in the amount of approximately $555,000 and attorney’s fees.  Hollie named the Company as a party because the Company was the original tenant under the lease. Under the Asset Purchase Agreement, the Buyer agreed to assume and indemnify the Company against post-closing liabilities arising under the lease including those asserted in the complaint.  The Buyer’s filings in the case do not dispute the obligation to indemnify the Company for any damages awarded in the case. Based upon discussions with the Buyer and documents produced to date by Hollie, it appears Hollie has asserted damages greatly exceeding the likely recovery in the case. Given the relatively low damages amount and the Buyer’s indemnity obligation, the Company believes it is unlikely the case will result in a material adverse effect on its financial statements.

Graham County Property Litigation

As previously disclosed, the Company received a letter from counsel for Graham County (the “County”), North Carolina asserting certain claims against the Company arising out of a conveyance to the County of approximately 36 acres (the “Property”) in November 2014. The letter asserted that (i) the Company’s failure to disclose the presence of environmental contamination on the Property constituted a breach of contract and (ii) the indemnity agreements entered into in connection with the conveyance were void.  On November 26, 2019, the County filed a complaint against the Company and the Buyer in the Superior Court for Graham County, North Carolina seeking, among other things, (i) rescission of the conveyance of the Property to the County, (ii)  reimbursement of expenses incurred by the County in connection with the Property, (iii) to invalidate the indemnity agreements entered into in connection with the conveyance,  (iv) and other damages, or (iv), in the alternative to rescinding the conveyance, expenses necessary to make the Property suitable and useable for a public park and outdoor recreation area. Pursuant to the Asset Purchase Agreement, the Buyer agreed to assume and indemnify the Company against certain pre-closing liabilities including those relating to the conveyance of the Property. After the filing of the complaint, the Company entered into an agreement with the Buyer providing that, if the Company reaches a settlement with the County resulting in transfer of the Property back to the Company, then the Company can retain the Property notwithstanding provisions of the Asset Purchase Agreement and will waive any right to indemnification from the Buyer with respect to the claims by the County with respect to the Property. Based upon the discussions with the County related to the amount of expenses incurred by the County, the Company does not believe the claims asserted by the County will result in a material adverse effect on its financial statements.

Item 1A.         Risk Factors

The following description of risk factors includes material changes to, and supersedes, the description of risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ending December 31, 2019.

We have no revenue-generating operations owned directly by the Company and have limited sources of income following the Asset Sale, which may negatively impact the value and liquidity of our common stock.

As a result of the Asset Sale, we had no revenue-generating operations and no sources of income other than payments of interest and principal under the subordinated secured promissory notes from Buyer and S&L, then remaining payments to be made to us under the Continued Dumping and Subsidy Offset Act, refundable alternative minimum tax credits, and repayment at death of premiums we have paid for a split dollar life insurance policy for a former executive officer. As of March 19, 2019, our sources of income also include dividends on HC Realty Common Stock and HC Realty Series B Stock, and interest paid on the loan we made to HC Realty’s operating partnership. There can be no guarantee that suitable assets in addition to our investment in HC Realty will be available for us to purchase or that any assets acquired will generate the revenues anticipated or any revenue at all. A failure by us to secure additional sources of revenue could negatively impact the value and liquidity of our common stock.

We may not receive the amount owed us under the secured promissory note from S&L.

The S&L Note, which had an outstanding principal amount of $3.3 million as of December 31, 2019, will mature and the entire principal amount will be payable in March 2023.  S&L’s ability to make payments to us under the S&L Note may be adversely impacted by the current pandemic health event resulting from the novel coronavirus (COVID-19) as S&L’s operations may be adversely impacted by disruptions to the supply chain and distribution channels for its products caused by this pandemic. Consequently, we may have to record impairment charges with respect to the S&L Note. There is no guarantee that S&L will pay us the amounts owed under the S&L Note or that, in the event of default by S&L, the collateral securing the S&L Note will be sufficient to pay the S&L Note in full.

Our investment in HC Realty may lose value.

In connection with using cash proceeds from the Asset Sale to acquire non-furniture related assets, we acquired an equity interest in HC Realty on March 19, 2019 by purchasing HC Common Stock and HC Series B Stock. As a result of these and subsequent stock purchases, we currently own approximately 25.9% of the as-converted equity interest of HC Realty. On March 19, 2019, we also made a loan to HC Realty’s operating partnership. There is no guarantee that HC Realty will be successful implementing its business strategy for the acquisition, management and disposition of GSA properties and as a result our HC Common Stock and HC Series B Stock may lose value and the repayment of our loan to HC Realty’s operating partnership may be negatively impacted.

Our business may be adversely impacted as a result of the pandemic health event resulting from novel coronavirus (COVID-19).

The pandemic health event resulting from novel coronavirus (COVID-19) has adversely impacted, and may continue to adversely impact, economic activity nationally and globally.  These economic and market conditions and other effects resulting from novel coronavirus (COVID-19) may adversely affect us.  At this point, the extent to which the novel coronavirus (COVID-19) may impact us is uncertain. S&L’s ability to make payments to us under the S&L Note may be adversely impacted by the current pandemic health event resulting from the novel coronavirus (COVID-19) as S&L’s operations may be adversely impacted by disruptions to the supply chain and distribution channels for its products caused by this pandemic. Consequently, we may has have to record impairment charges with respect to the S&L Note.  We will also monitor the impact of this pandemic on our investment in HC Realty, but we are not currently anticipating a significant impact as HC Realty holds properties that are leased entirely to the United States Government for occupancy by federal agencies.

Our executive officers and some of our directors may have potential or actual conflicts of interest because of their positions with HCPM and HC Realty

Steven A. Hale II, our Chairman and Chief Executive Officer, is sole manager of HPCM which serves as the investment adviser for the Hale Funds and two current holders of HC Realty Series B Stock.  The Hale Funds own approximately 24.7% of our outstanding common stock. We also own HC Realty Series B Stock and HC Realty Common Stock and hold debt of HC Realty’s operating partnership. Mr. Hale also serves as Chairman and Chief Executive Officer and a director of HC Realty.  Bradley G Garner, our Principal Financial and Accounting Officer, also serves as a director of HC Realty and is chief compliance officer for HPCM.  Matthew A. Hultquist, one of our directors, also serves as a director of HC Realty and is a part time employee of HC Realty serving as Senior Vice President –Acquisitions.

Mr. Hale and Mr. Garner owe fiduciary duties to us, as well as to HC Realty as a result of their positions with HC Realty and to the Hale Funds and two current holders of HC Realty Series B Stock as a result of their positions with HPCM, the investment adviser to these parties.  Mr. Hultquist owes fiduciary duties to us and to HC Realty.  As a result, these executive officers and directors may have potential or actual conflicts of interest when faced with decisions that could have different implications for us and HC Realty.  In addition, Mr. Hale and Mr. Garner may have potential or actual conflicts of interest when faced with decisions that could have different implications for us and the Hale Funds or the two holders of HC Realty Series B Stock advised by HPCM.  For example, these potential conflicts could arise over matters such as funding and capital matters.

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

Trading of our common stock is currently conducted in the over-the-counter market on the OTCQB, which is generally a less active, and therefore a less liquid, trading market than other types of markets such as stock exchanges. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock than if our stock was traded on other markets.

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

We will likely have no operating history in the business of non-furniture related assets to be acquired, and therefore, with respect to certain assets, we will be subject to the risks inherent in establishing a new line of business.

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

Ownership may become diluted if we complete our rights offering.

We have filed a registration statement with respect to a rights offering of up to 19.5 million shares of our common stock (the “Rights Offering”) to raise additional cash for acquisition purposes. If we complete the Rights Offering and you do not participate, you will experience dilution in your ownership. The Rights Offering is being commenced following the effectiveness of the registration statement relating to the Rights Offering and will be made only by means of a prospectus.

We may be required to register under the Investment Company Act of 1940.

Under Section 3(a)(l) of the 1940 Act, an issuer is deemed to be an investment company if it is engaged in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. The 1940 Act defines “investment securities” broadly to include virtually all securities except U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves regulated or exempt investment companies. Consequently, the A&R Note (while it was outstanding) and S&L Note, as well as the securities of HC Realty we hold, may be considered investment securities and we may fall within the scope of Section 3(a)(1)(C) of the 1940 Act.

A company that falls within the scope of Section 3(a)(1)(C) of the 1940 Act can avoid being regulated as an investment company if it can rely on certain of the exclusions or exemptions under the 1940 Act. One such exclusion is Rule 3a-2 under the 1940 Act, which temporarily relieves certain issuers that are in transition to a non-investment company business from regulation under the1940 Act (a “transient investment company”). The rule provides a one-year safe harbor for a company to comply with another exemption or exclusion under the 1940 Act provided that the company has a bona fide intent to be primarily engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities. The one-year grace period started on the date of the Asset Sale, which was March 2, 2018, and ended on March 2, 2019. We did not acquire sufficient assets within one year from closing the Asset Sale as contemplated by Rule 3a-2. There is no assurance that we will not deemed subject to the 1940 Act and be required to register as an investment company.

While in transient investment company status, we have actively pursued alternatives for using cash proceeds from the Asset Sale for the acquisition of non-furniture related assets and acquired an equity interest in HC Government Realty Trust, Inc. (“HC Realty”) on March 19, 2019. On April 3, 2020, we used $1.0 million of our cash to purchase an additional 100,000 shares of HC Realty Series B Stock, as a result of which we currently own approximately 19.1% of the as-converted equity interest in HC Realty.  On April 9, 2020, we entered into a subscription agreement with HC Realty to use an additional $2.5 million of our cash to purchase an additional 250,000 shares of HC Realty Series B Stock.  Closing under this subscription agreement will occur on the earlier of certain property acquisitions by HC Realty or June 1, 2020 and is subject to customary closing conditions.  We purchased these additional 250,000 shares of HC Realty Series B Stock on April 29. 2020.  We now own approximately 25.9% of the as-converted equity interest in HC Realty and we are presumed to control HC Realty within the meaning of Section 2(a)(9) of the 1940 Act.

If the rights offering is fully subscribed, we intend to use the proceeds for acquisitions of non-investment businesses, including purchasing additional HC Realty Series B Stock. We anticipate that these additional purchases will allow us to rely on the exemption from investment company registration set forth in Rule 3a-1 of the 1940 Act because we would own (i) at least 25% of the HC Realty Common Stock on an as-converted basis, resulting in us being presumed to control HC Realty within the meaning of Section 2(a)(9) of the 1940 Act and (ii) a sufficient number of shares of HC Realty Series B Stock so that we primarily control HC Realty within the meaning of Rule 3(a)-1 of the 1940 Act.

If the rights offering is not successful and we do not acquire at least 50% of the shares of the outstanding HC Realty Series B Stock, we could be deemed subject to the 1940 Act and be required to register under the 1940 Act. Registered investment companies are subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates.

The Company has not sought or obtained an exemptive order, no-action letter or any other assurances from the Securities and Exchange Commission or its staff regarding the Company’s ability to rely on Rule 3a-2 or Rule 3a-1 of the 1940 Act, nor has the Securities and Exchange Commission or its staff provided any such order, no-action letter or other assurances.  If we are required to register under the 1940 Act, compliance with these additional regulatory burdens would significantly increase our operating expenses.

Our common stock may be deemed a “penny stock.”

Our common stock may be considered a “penny stock” as defined in the Exchange Act and the rules thereunder, unless the price of our shares of common stock is at least $5.00. We expect that our share price will remain less than $5.00. Unless our common stock is otherwise excluded from the definition of “penny stock”, the penny stock rules apply. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that the broker dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as our common stock is subject to the penny stock rules, the level of trading activity could be limited and it may be difficult for investors to sell our common stock.

Our executive officers, directors and 10% stockholders have significant voting power and may vote their shares in a manner that is not in the best interest of other stockholders.

Our executive officers, directors and 10% stockholders control approximately 56% of the voting power represented by our outstanding common stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, such as the election of directors or the dissolution of the company. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

Our management, who will be employed on a part-time basis for the foreseeable future, currently has outside business interests that will require their time and attention and may interfere with their ability to devote all of their time to our business, which may adversely affect our business and operations.

Since our business will be limited until we find suitable non-furniture assets for acquisition, our only employees consist of our two executive officers, who will be employed for the foreseeable future on a part-time basis and who have outside business interests that could require substantial time and attention. Our executive officers are associated with Hale Partnership Capital Management LLC and devote significant time to its affairs. Our executive officers are also associated with HC Government Realty Trust, Inc. On March 19, 2019, we acquired an equity interest in HC Realty and made a loan to HC Realty’s operating partnership. We cannot accurately predict the amount of time and attention that will be required of our officers to perform their ongoing duties related to outside business interests. The inability of our officers to devote sufficient time to managing our business could have a material adverse effect on our business and operations.

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

10.2

Second Forbearance Extension Letter Agreement, dated as of March 6, 2020, by and among Stanley Furniture Company LLC, Stanley Intermediate Holdings LLC, Stanley Furniture Company 2.0, LLC and Churchill Downs Holdings Ltd., and HG Holdings Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed March 12, 2020).

10.3

Subscription Agreement, dated as of April 3, 2020, by and between HC Government Realty Trust, Inc. and HG Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed April 9, 2020).

10.4

Subscription Agreement, dated as of April 9, 2020, by and between HC Government Realty Trust, Inc. and HG Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed April 10, 2020).

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Extensible Business Reporting Language (“XBRL”): (i) balance sheets, (ii) statements of operations, (iii) condensed statements of cash flows, (iv) the notes to the financial statements, and (v) document and entity information. (1)

(1)	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2020	HG HOLDINGS, INC.
By: /s/ Brad G. Garner
Brad G. Garner
Principal Financial and Accounting Officer