Form 10-Q
period 2020-06-30
HG Holdings, Inc.
filed 2020-08-10
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

   As of August 7, 2020, 34,446,839 shares of common stock of HG Holdings, Inc., par value $.02 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HG HOLDINGS, INC.

BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash	$9,187	$2,567
Restricted cash	233	233
Interest and dividend receivables	190	91
Prepaid expenses and other current assets	186	176
Income tax receivable	488	735
Total current assets	10,284	3,802

Property, plant and equipment, net	9	7
Investment in affiliate	12,396	4,405
Subordinated notes receivable	2,744	3,379
Loan to affiliate	2,000	2,000
Other assets	509	494
Deferred tax assets	-	247
Total assets	$27,942	$14,334

LIABILITIES
Current liabilities:
Accounts payable	$2	$7
Accrued salaries, wages and benefits	2	5
Other accrued expenses	201	168
Total current liabilities	205	180

Other long-term liabilities	243	255
Total liabilities	448	435

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 35,000,000 shares authorized 34,446,839 and 14,946,839 shares issued and outstanding on each respective date	684	294
Capital in excess of par value	29,696	17,370
Retained deficit	(2,886)	(3,765)
Total stockholders’ equity	27,494	13,899
Total liabilities and stockholders’ equity	$27,942	$14,334

The accompanying notes are an integral part of the financial statements.

HG HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Operating Expenses

General and administrative expenses	$(434)	$(272)	$(872)	$(532)

Other income/expenses

Interest income	207	255	431	543
Dividend income	121	50	171	57
Gain on sale of closely held stock	-	-	-	120
Income from Continued Dumping and Subsidy Offset Act	-	-	-	1,230
Gain on settlement of subordinated note receivable	-	-	1,326	-
Loss from affiliate	(69)	(122)	(177)	(141)
Impairment loss	-	(897)	-	(897)

Income (loss) from operations before income taxes	(175)	(986)	879	380

Income tax benefit	-	(84)	-	(84)

Net income (loss)	$(175)	$(902)	$879	$464

Basic and diluted income (loss) per share:
Net income (loss)	$(.01)	$(.06)	$.05	$.03

Weighted average shares outstanding:
Basic	19,395	14,492	17,305	14,499
Diluted	19,395	14,492	17,721	14,959

The accompanying notes are an integral part of the financial statements.

HG HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2020	2019

Net income from operations	$879	$464
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation expense	1	1
Accretion income on notes receivable	(76)	(144)
Stock compensation expense	42	43
Paid in kind interest on subordinated note receivable	(25)	-
Gain on settlement of subordinated note receivable	(1,326)	-
Gain on sale of closely held stock	-	(120)
Impairment loss on subordinated note receivable	-	897
Dividends on HC Realty common stock	82	41
Loss from affiliate	177	141
Changes in assets and liabilities:
Prepaid expenses and other current assets	(10)	-
Interest and dividends receivables	(99)
Income tax receivable	247	-
Deferred tax assets and other assets	232	(15)
Accounts payable	(5)	(27)
Other accrued expenses	29	99
Other long-term liabilities	(12)	(26)
Net cash provided by operations	136	1,354

Cash flows from investing activities:
Purchase of property, plant, and equipment	(3)	-
Investment in affiliate	(8,250)	(5,000)
New advances on loan receivable to affiliate	-	(2,000)
Principal payments received on subordinated secured notes receivable	2,062	1,000
Proceeds from sale of closely held stock	-	120
Net cash (used in) investing activities	(6,191)	(5,880)

Cash flows from financing activities:
Issuance of common stock	12,675	-
Net cash provided by investing activities	12,675	-

Net (decrease) increase in cash and restricted cash	6,620	(4,526)
Cash and restricted cash at beginning of period	2,800	6,461
Cash and restricted cash at end of period	$9,420	$1,935

Cash	$9,187	$1,704
Restricted cash	233	231
Cash and restricted cash	$9,420	$1,935

Supplemental Non-Cash Disclosures:
Dividends on investment in affiliate	$50	$50

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

On March 2, 2018, HG Holdings, Inc. (the “Company”) sold substantially all of its assets (the “Asset Sale”) to Stanley Furniture Company LLC, formerly Churchill Downs LLC (“Buyer”), pursuant to the terms of the Asset Purchase Agreement, dated as of November 20, 2017, as amended by the First Amendment thereto dated January 22, 2017 (the “Asset Purchase Agreement). As a result of the sale, the Company no longer has a wholly owned subsidiary.

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

As a result of both the Asset Sale and the S&L Asset Sale, we had a variable interest in two entities that have been determined to be variable interest entities ("VIE"). We no longer have a variable interest in Buyer following the full satisfaction of the Second A&R Note in March 2020. If we conclude that we are the primary beneficiary of a VIE, we are required to consolidate it. To determine if we are the primary beneficiary, we evaluate whether we have the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our evaluation includes identification of significant activities and an assessment of our ability to direct those activities based on governance provisions and arrangements to provide or receive product and process technology, product supply, operations services, equity funding, financing, and other applicable agreements and circumstances. Our assessments of whether we are the primary beneficiary of our VIE requires significant assumptions and judgments. We have concluded that we are not the primary beneficiary of the VIE as we do not have the power to direct the activities that most significantly impact the VIE’s economic performance and therefore are not required to consolidate these entities.

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

On April 3, April 9, and June 29, 2020, the Company entered into subscription agreements with HC Realty, pursuant to which we purchased 100,000, 250,000, and 475,000 shares of Series B Stock, respectively, for an aggregate purchase price of $8,250,000. As a result of these purchases, the Company owns approximately 36.2% of the as converted equity interest of HC Realty as of June 30, 2020.

As of June 30, 2020, HC Realty owned and operated a portfolio of 21 single-tenant properties leased entirely to the United States of America for occupancy by federal agencies including the Federal Bureau of Investigation, the Drug Enforcement Administration, the Social Security Administration and the Department of Transportation.

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

A&R Note

On February 7, 2019, the Company, Buyer and related parties entered into a Consent, Reaffirmation, and Joinder (the “Consent”) in connection with a new senior credit facility that Buyer expected to enter into with Alterna Capital Solutions, LLC (“Alterna”).  Pursuant to the Consent, Buyer delivered a Seconded Amended and Restated Subordinated Secured Promissory Note (the “Second A&R Note”) in favor of the Company. The Second A&R Note had a principal amount of $3.2 million and remained payable no later than March 2, 2023, at which time the total principal amount was due. Interest on the principal balance of the note continued to accrue daily at an annual fixed rate of 6%. The other terms of the Second A&R Note were substantially the same as those of the A&R Note. The Second A&R Note was guaranteed by Stanley Intermediate Holdings LLC, formerly Churchill Downs Intermediate Holdings LLC. Pursuant to the Consent, Buyer’s British Virgin Island parent company also guaranteed the Second A&R Note.

On February 25, 2019, Buyer closed and funded its new senior credit facility with Alterna. Pursuant to the Consent, the Company entered into an Intercreditor and Debt Subordination Agreement, dated February 25, 2019 (the “Subordination Agreement”), with Alterna. The Subordination Agreement with Alterna was generally on the same terms as the subordination agreement the Company previously entered into with North Mill Capital, LLC in connection with the original subordinated secured promissory note dated March 2, 2018 from Buyer in favor of the Company, except that principal payments on the Second A&R Note, before satisfaction of the of indebtedness to Alterna and termination of the Subordination Agreement, were conditioned upon (l) no event of default under the new senior credit facility existing or resulting from the payment,  (2) availability under the new senior credit facility to make the payment, (3) all tax and debt obligations of Buyer being current and within their terms, and (4) there being no delinquency in payables or other obligations of Buyer to specified critical vendors.

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

On March 16, 2020, the Company received payment of $392,000 from the Buyer resulting in satisfaction in full of the Second A&R Note pursuant to the terms of the Forbearance Agreement as amended. As a result of the payments received from Buyer in January, February, and March of 2020 on the Second A&R Note, the Company recognized a gain of $1.3 million on the payoff of the Second A&R Note during the first quarter of 2020.

The Company did not receive any cash interest payments during the three and six months ending June 30, 2020 as interest for the quarter was paid in advance on December 31, 2019 and recorded as a principal payment.

A reconciliation of the activity in the Second A&R Note for the three and six months ending June 30, 2020 is as follows (in thousands):

	Principal	Discount	Balance
Balance at January 1, 2020	$2,564	$(1,855)	$709
Interest paid-in-kind	25	-	25
Gain on settlement of debt	(529)	1,855	1,326
Principal payments	(2,060)	-	(2,060)
Balance at March 31, 2020	$-	$-	$-
Balance at June 30, 2020	$-	$-	$-

S&L Note

The S&L Note had a principal amount of $4.4 million as of the assignment date. The S&L Note matures on March 2, 2023, at which time the total principal amount is due. Interest on the S&L Note accrues at a fixed rate of 10% per annum. Cash interest payments of $83,000 and $141,000 were accrued or received during the three and six months ending June 30, 2020, respectively, as compared to $89,000 and $186,000 for the three and six months ending June 30, 2019, respectively. During both the three and six months ending June 30, 2020, the Company received $2,000 of principal payments on the S&L Note, as compared to $160,000 and $803,000 during the three and six months ending June 30, 2019, respectively.

At the assignment date, the Company evaluated the fair value of the S&L Note. The Company recorded accreted interest income on the fair value adjustment of the S&L Note of $39,000 and $76,000 for the three and six months ending June 30, 2020, respectively as compared to $41,000 and $90,000 for the three and six months ending June 30, 2019, respectively. Resulting from the accretion of the fair value discount and the principal payments, the carrying amount of the S&L Note was $2.7 million as of June 30, 2020 and December 31, 2019.

A reconciliation of the activity in the S&L Note for the three and six months ending June 30, 2020 is as follows (in thousands):

	Principal	Discount	Balance
Balance at January 1, 2020	$3,329	$(659)	$2,670
Accretion of discount	-	37	37
Principal payments	(2)	-	(2)
Balance at March 31, 2020	$3,327	$(622)	$2,705
Accretion of discount	-	39	39
Principal payments	-	-	-
Balance at June 30, 2020	$3,327	$(583)	$2,744

3.	Loan to Affiliate

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

The Loan Agreement matures on April 22, 2023. Interest on the Loan Agreement accrues at a rate of 14% per annum. Interest earned for the three and six months ending June 30, 2020 was $71,000 and $142,000, respectively. Interest earned for the three and six months ending June 30, 2019 was $71,000 and $80,000.

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

During the three months ending June 30, 2020, the Company entered into subscription agreements with HC Realty on April 3, April 9, and June 29, 2020, pursuant to which we purchased 100,000, 250,000, and 475,000 shares of Series B Stock, respectively, for an aggregate purchase price of $8,250,000.

The Series B Stock is not deemed to be in-substance common stock and is accounted for using the measurement alternative for equity investments with no readily determinable fair value. The Series B Stock will be reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments issued by HC Realty.

The following table summarizes the Company’s investment in HC Realty as of June 30, 2020 and December 31, 2019 (in thousands):

	Ownership %		Investment in Affiliate Balance		Loss recorded in the Statements of Operations (b)
					For the Three Months Ended June 30,		For the Six Months Ended June 30,
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	2020	2019	2020	2019

HC Realty Series B Stock (a)	29.9%	7.9%	$10,250	$2,000	$-	-	$-	-
HC Realty common stock	6.3%	8.5%	2,146	2,405	(69)	(122)	(177)	(141)
Total	36.2%	16.4%	$12,396	$4,405	$(69)	$(122)	$(177)	$(141)

(a)

Represents investments in shares of HC Realty preferred stock with a basis of $10.25 million. Each share of preferred stock can be converted into one share of HC Realty common stock at a conversion price equal to the lesser of $9.10 per share or the fair market value per share of HC Realty common stock, subject to adjustment upon the occurrence of certain events.

(b)

Loss from these investments is included in “Loss from affiliate” in the statement of operations. Since HC Realty is a Real Estate Investment Trust and not a taxable entity, the loss is not reported net of taxes.

The Company’s investment in HC Realty common stock is accounted for under the equity method of accounting.  For portions of the three and six month period ended June 30, 2020, the Company owned less than 20% of the fully diluted shares outstanding.  The Company determined that accounting for the investment in HC Realty common stock under the equity method was appropriate for the portion of time the Company owned less than 20% because the Company holds significant influence of HC Realty.

5.	Income taxes

During the six months ended June 30, 2020, the Company recorded a non-cash reversal to its valuation allowance of $413,000 decreasing its valuation allowance against deferred tax assets to $8.1 million as of June 30, 2020. The primary assets covered by this valuation allowance are net operating losses, which are approximately $35.0 million at June 30, 2020. The Company did not make any cash payments for income tax in the three or six month periods ended June 30, 2020 and 2019 due to its net operating loss carryforwards.

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

As of June 30, 2020, the Company has no deferred tax assets. As of December 31, 2019, the Company had $247,000 of deferred tax assets. As a result of the CARES Act, the unclaimed portion of the AMT credit which the Company had recorded as a deferred tax asset became a current income tax receivable.

The Company’s effective tax rate for the current and prior year three and six month period were effectively 0% due to the change in the valuation allowance.

6.	Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Weighted average shares outstanding for basic calculation	19,395	14,492	17,305	14,499
Add: Effect of dilutive stock awards	-	-	417	460

Weighted average shares outstanding,adjusted for diluted calculation	19,395	14,492	17,721	14,959

For the three month period ended June 30, 2020, the dilutive effect of stock options and restricted awards was not recognized since we had a net loss. For the six month period ended June 30, 2020, approximately 15,000 stock awards were excluded from the diluted per share calculation as they would be anti-dilutive. For the prior year three and six month period ended June 30, 2019, approximately 502,000 stock awards were excluded from the diluted per share calculation as they would be anti-dilutive.

The Company will repurchase common shares from time to time that are tendered by recipients of restricted stock awards to satisfy tax withholding obligations on vested restricted stock. There were no such repurchased shares during the current or prior three or six month periods.

In July 2012, the Board authorized the purchase of up to $5.0 million of our common stock.  These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices the Company deems appropriate.  In the three and six months ending June 30, 2020 and 2019, no shares were repurchased. The Company’s board does not intend to repurchase additional shares of common stock under this authorization.

On June 19, 2020, the Company issued 19,500,000 shares of its common stock at a purchase price of $0.65 per share to stockholders of record as of May 18, 2020 in connection with its rights offering.

A reconciliation of the activity in Stockholders’ Equity accounts for the three and six months ended June 30, 2020 is as follows (in thousands):

		Capital in
	Common	Excess of	Retained
	Stock	Par Value	Deficit
Balance at January 1, 2020	$294	$17,370	$(3,765)
Net income	-	-	1,054
Stock-based compensation expense	-	21	-
Balance at March 31, 2020	$294	$17,391	$(2,711)
Issuance of common stock	390	12,285	-
Net income	-	-	(175)
Stock-based compensation expense	-	20	-
Balance at June 30, 2020	$684	$29,696	$(2,886)

A reconciliation of the activity in Stockholders’ Equity accounts for the three and six months ended June 30, 2019 is as follows (in thousands):

		Capital in
	Common	Excess of	Retained
	Stock	Par Value	Deficit
Balance at January 1, 2019	$294	$17,285	$(3,935)
Net income	-	-	1,366
Stock-based compensation expense	-	21	-
Balance at March 31, 2019	$294	$17,306	$(2,569)
Net loss	-	-	(902)
Stock-based compensation expense	-	22	-
Balance at June 30, 2019	$294	$17,328	$(3,471)

7.	Uncertainties

On March 11, 2020, the World Health Organization declared the current coronavirus (“COVID-19”) outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have had a significant adverse impact upon many sectors of the economy.

As a result of these measures, many non-essential retail commerce across the country experienced significant disruption causing severely reduced sales volume. Stone & Leigh, who distributes its products through these potentially impacted retail channels, may experience a reduction in sales volume as a result of these measures. Whereas most state and local governments have begun to ease restrictions on commercial retail activity, it is possible that a resurgence in COVID-19 cases could prompt a return to tighter restrictions in certain areas of the country. Furthermore, the economic recession brought on by the pandemic may have a continuing adverse impact on consumer demand for Stone & Leigh’s products. Therefore, uncertainty remains regarding the ongoing impact of the COVID-19 outbreak upon the future results of operations of Stone & Leigh and its corresponding impact to the collectability of the S&L Note.

Despite the restrictions and measures by federal, state, and local governments in response to COVID-19, many of the U.S. Government tenant agencies of HC Realty’s properties were deemed essential. All of HC Realty’s revenue is generated through the receipt of rental payments from U.S. Government tenant agencies. The extent, however, of future COVID-19 disruption is highly uncertain and cannot be predicted. It is possible that with a resurgence in COVID-19 cases resulting in tighter restriction that risks to HC Realty’s operations become heightened.

The Company continues to evaluate the impact of these measures on our operational and financial performance, specifically the impact on Stone & Leigh and HC Realty’s operations. As of June 30, 2020, we have not experienced any adverse impacts to the payment of interest on the S&L Note, the loan agreement to HC Realty, or HC Realty’s common and Series B Stock dividends.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2020, our sources of income include dividends on HC Realty Series B Stock, interest paid on the loan we made to HC Realty’s operating partnership, and interest paid on our cash deposits and the S&L Note. The Company believes that the revenue generating from these sources, dividends paid on HC Realty Common Stock, and cash on hand is sufficient to fund operating expenses for at least 12 months from the date of these financial statements.

The Company raised $12,675,000, the maximum gross proceeds possible, through its rights offering (the “Rights Offering”) which concluded on June 19, 2020. Pursuant to the Rights Offering, the Company distributed non-transferable rights to purchase 19,500,000 shares of its common stock at a purchase price of $0.65 per share to stockholders of record as of May 18, 2020. As a result of the rights offering, the Company issued 19,500,000 new shares of common stock. On June 29, 2020, the Company used $4.75 million of the proceeds of the rights offering to purchase additional HC Realty Series B Stock. The Company intends to use the remaining proceeds of the rights offering to provide additional cash for acquisitions, which may include purchasing additional HC Series B Stock, HC Common Stock or debt of HC Realty.

The Company continues to pursue acquisition opportunities which will allow us to potentially derive benefit from the Company’s net operating loss carryforwards and also create appropriate risk adjusted returns for shareholders.

Results from Operations

Three and Six Months Ended June 30, 2020

The Company generated interest income of $207,000 and $431,000 for the three and six month periods ending June 30, 2020, respectively, as compared to $255,000 and $543,000 for the three and six month periods ending June 30, 2019, respectively.  The decrease was primarily a result of decreased interest income from the Second A&R Note pursuant to the Forbearance Agreement and payoff of that note in March 2020.  Interest income for the three and six month period ending June 30, 2020 consisted of $14,000 and $22,000 of cash interest income on our cash deposits and income tax receivable, $83,000 and $165,000 of interest on the S&L Note from S&L, $71,000 and $142,000 of cash interest on the Loan to Affiliate, $0 and $26,000 of paid in kind interest income on the Second A&R Note from Buyer and $39,000 and $76,000 of accreted interest income on the fair value adjustment to the S&L Note.  The Company generated dividend income of $121,000 and $171,000 for the three and six month periods ending June 30, 2020, respectively, as compared to $50,000 and $57,000 for the prior year three and six month periods, respectively.  The increase resulted primarily from the April 3, April 29, and June 29, 2020 acquisitions of HC Realty’s Series B Stock.  During the three month period ending March 31, 2020, the Company received payments from Buyer of $2 million, in aggregate, pursuant to the Forbearance Agreement, the First Forbearance Extension Letter Agreement, and the Second Forbearance Extension Letter Agreement.  The payments were applied to the outstanding principal amount of the Second A&R Note resulting in satisfaction in full of the Second A&R Note pursuant to the terms of the Forbearance Agreement as amended.  As a result of the payments received on the Second A&R Note, the Company recognized a gain of $1.3 million on the payoff of the Second A&R Note during three month period ending March 31, 2020.

General and administrative expenses increased to $434,000 and $872,000 for the three and six month periods ending June 30, 2020 from $272,000 and $532,000 for the three and six month periods ending June 30, 2019 primarily due to an increase in legal and professional fees incurred in connection with the Company’s registration statement and amendments with respect to the Rights Offering. General and administrative expenses for the three and six month period ending June 30, 2020 consisted of $220,000 and $482,000 of professional fees, $78,000 and $140,000 of wages, $51,000 and $67,000 of other fees and expenses primarily related to proxy and annual meeting voting and the Company’s registration statement, $20,000 and $41,000 of insurance expense, $21,000 and $42,000 of stock based compensation expense, and $44,000 and $100,000 of other operating expenses, respectively. Included in these expenses were one-time legal and professional, printing, and other administrative fees during the three and six month period ending June 30, 2020 of $141,000 and $344,000 specifically related to the Company’s registration statement and amendments with respect to the completed Rights Offering.

Our effective tax rate for the three and six month periods ended June 30, 2020 and 2019 was effectively 0% due to our net operating loss carryforwards.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand, cash interest earned on our cash on hand, the S&L Note, and the Loan Agreement with HC Realty, and dividends from our HC Realty common and Series B Stock. We expect cash on hand to be adequate for ongoing operational expenditures for at least 12 months from the date of these financial statements. At June 30, 2020, we had $9.2 million in cash and $233,000 in restricted cash. A portion of our unrestricted and restricted cash is currently held in savings accounts earning approximately 0.15%. We are being paid current interest on the S&L Note and under the Loan Agreement with HC Realty. We also received quarterly dividends on our HC Realty common and Series B Stock at annual rates of 5.5% and 10%, respectively. See Note 7 of the Notes to the Financial Statements for a discussion of uncertainties related to COVID-19.

Cash provided by operations for the six month period ended June 30, 2020 of $136,000 consisted of $302,000 of cash interest income received, $82,000 of dividends on our HC Realty common stock, $100,000 of dividends on our HC Realty Series B Stock, and $494,000 of income tax refund offset by $842,000 of payments to employees and suppliers. The payments to employees and suppliers primarily consisted of $154,000 of wages and payroll expenses to current management, $470,000 of legal and professional fees, $40,000 of proxy and Rights Offering printing and other fees, and $60,000 of insurance premiums.

Cash used by investing activities for the six months ended June 30, 2020 consisted of the Company’s investment in HC Series B Stock of approximately $8.2 million offset by cash principal payments received on the subordinated secured promissory notes of approximately $2.1 million.

Cash provided by financing activities for the six months ended June 30, 2020 consisted of proceeds from the issuance of the Company’s common stock in the Rights Offering of approximately $12.7 million.

Critical Accounting Policies

Our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2019 Annual Report on Form 10-K. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the six months ended June 30, 2020.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” “could,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include the occurrence of events, including from the COVID-19 pandemic, that negatively impact the business or assets of HC Realty reducing the value of our investment in HC Realty, or that negatively impact our liquidity in such a way as to limit or eliminate our ability to use proceeds from the Asset Sale or the Rights Offering to fund acquisitions, or an inability on our part to identify a suitable business to acquire or develop with the proceeds of the Asset Sale or the Rights Offering, or an inability on the part of S&L to make payments to us under the S&L Note. Any forward-looking statement speaks only as of the date of this filing and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

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

In connection with using cash proceeds from the Asset Sale to acquire non-furniture related assets, we acquired an equity interest in HC Realty on March 19, 2019 by purchasing HC Common Stock and HC Series B Stock. We acquired additional HC Series B Stock on April 3, April 29, and June 29, 2020. As a result of these stock purchases, we currently own approximately 36.2% of the as-converted equity interest of HC Realty. On March 19, 2019, we also made a loan to HC Realty’s operating partnership. There is no guarantee that HC Realty will be successful implementing its business strategy for the acquisition, management and disposition of GSA properties and as a result our HC Common Stock and HC Series B Stock may lose value and the repayment of our loan to HC Realty’s operating partnership may be negatively impacted.

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

We will also monitor the impact of this pandemic on our investment in HC Realty, but we are not currently anticipating a significant impact as HC Realty holds properties that are leased entirely to the United States Government for occupancy by federal agencies. Many of these federal agencies are deemed essential and continued operations amidst the various federal, state, and local restrictions aimed at slowing the spread of COVID-19. It is possible, however, that a resurgence in COVID-19 cases resulting in tighter restrictions may have the effect of heightening adverse impacts to HC Realty’s operations.

Our executive officers and some of our directors may have potential or actual conflicts of interest because of their positions with HCPM and HC Realty

Steven A. Hale II, our Chairman and Chief Executive Officer, is sole manager of HPCM which serves as the investment adviser for the Hale Funds and two current holders of HC Realty Series B Stock.  The Hale Funds own approximately 33.8% of our outstanding common stock. We also own HC Realty Series B Stock and HC Realty Common Stock and hold debt of HC Realty’s operating partnership. Mr. Hale also serves as Chairman and Chief Executive Officer and a director of HC Realty.  Bradley G Garner, our Principal Financial and Accounting Officer, also serves as a director of HC Realty and is chief compliance officer for HPCM.  Matthew A. Hultquist, one of our directors, also serves as a director of HC Realty and is a part time employee of HC Realty serving as Senior Vice President –Acquisitions.

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

While in transient investment company status, we actively pursued alternatives for using cash proceeds from the Asset Sale for the acquisition of non-furniture related assets and acquired an equity interest in HC Government Realty Trust, Inc. (“HC Realty”) on March 19, 2019. On April 3, 2020, we used $1.0 million of our cash to purchase an additional 100,000 shares of HC Realty Series B Stock. On April 29, 2020, we used an additional $2.5 million of our cash to purchase an additional 250,000 shares of HC Realty Series B Stock.  On June 29, 2020, we used $4.75 million of the cash proceeds from the Rights Offering to purchase an additional 475,000 shares of HG Realty Series B Stock. As a result of these purchases, we now own approximately 36.2% of the as-converted equity interest in HC Realty. We believe that these additional purchases allow us to rely on the exemption from investment company registration set forth in Rule 3a-1 of the 1940 Act because we own (i) at least 25% of the HC Realty Common Stock on an as-converted basis, resulting in us being presumed to control HC Realty within the meaning of Section 2(a)(9) of the 1940 Act and (ii) a sufficient number of shares of HC Realty Series B Stock so that we primarily control HC Realty within the meaning of Rule 3(a)-1 of the 1940 Act.

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

Our executive officers, directors and 10% stockholders control approximately 77.1% of the voting power represented by our outstanding common stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, such as the election of directors or the dissolution of the company. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

ITEM 5.  Other Information

As previously disclosed, we have entered into a Rights Agreement in an effort to protect against a possible limitation on our ability to use our net operating loss carryforwards.  In general, the rights issued under the Rights Agreement work to impose a significant penalty upon an any person or group which becomes the beneficial owner of 4.9% or more of our outstanding common stock.   Under the Rights Agreement, our board may grant exemptions from the 4.9% ownership threshold requested by stockholders for certain acquisitions if our board determines, among other things, that the acquisitions would not create a significant risk of material adverse tax consequences to us. Our board has previously granted several exemptions under the Rights Agreement including exemptions (i) requested by Solas Capital Management, LLC (“Solas”) (permitting Solas to own up to approximately 34% of our outstanding common stock) and  (ii) Hale Partnership Capital Management, LLC and related funds (the “Hale Funds”) (permitting the Hale Funds to own up to approximately 32% of our common stock).  The Rights Agreement also permits exclusion from the 4.9% ownership threshold of certain shares acquired directly from the Company until a person acquires additional shares while otherwise owning 4.9% or more our outstanding common stock. Under this direct purchase provision, shares of our common stock purchased in our Rights Offering, including shares purchased by Solas and the Hale Funds, were excluded for purposes of determining whether the 4.9% ownership threshold is met.  However, any additional purchases by stockholders otherwise owning 4.9% or more of our outstanding stock (including additional purchases by Solas or the Hale Funds) would result in the threshold being exceeded unless an additional exemption request is approved by our board pursuant to the Rights Agreement.

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

10.2

Subscription Agreement, dated as of April 9, 2020, by and between HC Government Realty Trust, Inc. and HG Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed April 10, 2020).

10.3

Subscription Agreement, dated as of June 29, 2020, by and between HC Government Realty Trust, Inc. and HG Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed June 30, 2020).

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Extensible Business Reporting Language (“XBRL”): (i) balance sheets, (ii) statements of operations, (iii) condensed statements of cash flows, (iv) the notes to the financial statements, and (v) document and entity information. (1)

(1)	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2020	HG HOLDINGS, INC.
By: /s/ Brad G. Garner
Brad G. Garner
Principal Financial and Accounting Officer