Form 10-Q
period 2020-09-30
HG Holdings, Inc.
filed 2020-11-10
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 9, 2020, 34,446,839 shares of common stock of HG Holdings, Inc., par value $.02 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HG HOLDINGS, INC.

BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash	$11,255	$2,567
Restricted cash	233	233
Interest and dividend receivables	300	91
Prepaid expenses and other current assets	163	176
Income tax receivable	488	735
Total current assets	12,439	3,802

Property, plant and equipment, net	8	7
Investment in affiliate	12,231	4,405
Subordinated notes receivable	2,245	3,379
Loan to affiliate	-	2,000
Other assets	509	494
Deferred tax assets	-	247
Total assets	$27,432	$14,334

LIABILITIES
Current liabilities:
Accounts payable	$12	$7
Accrued salaries, wages and benefits	2	5
Other accrued expenses	106	168
Total current liabilities	120	180

Other long-term liabilities	243	255
Total liabilities	363	435

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 35,000,000 shares authorized 34,446,839 and 14,946,839 shares issued and outstanding on each respective date	684	294
Capital in excess of par value	29,717	17,370
Retained deficit	(3,332)	(3,765)
Total stockholders’ equity	27,069	13,899
Total liabilities and stockholders’ equity	$27,432	$14,334

The accompanying notes are an integral part of the financial statements.

HG HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

Operating Expenses

General and administrative expenses	$(227)	$(229)	$(1,100)	$(761)

Other income/expenses

Interest income	176	252	607	795
Dividend income	256	50	427	107
Gain on sale of closely held stock	-	-	-	120
Income from Continued Dumping and Subsidy Offset Act	-	-	-	1,230
Gain on settlement of subordinated note receivable	-	-	1,326	-
Loss from affiliate	(124)	(132)	(301)	(273)
Impairment loss	(527)	-	(527)	(897)

Income (loss) from operations before income taxes	(446)	(59)	432	321

Income tax benefit	-	-	-	(84)

Net income (loss)	$(446)	$(59)	$432	$405

Basic and diluted income (loss) per share:
Net income (loss)	$(.01)	$(.00)	$.02	$.03

Weighted average shares outstanding:
Basic	34,030	14,510	22,322	14,504
Diluted	34,030	14,510	22,739	14,934

The accompanying notes are an integral part of the financial statements.

HG HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2020	2019

Net income from operations	$432	$405
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation expense	2	1
Accretion income on notes receivable	(104)	(181)
Stock compensation expense	63	64
Paid in kind interest on subordinated note receivable	(25)	-
Gain on settlement of subordinated note receivable	(1,326)	-
Gain on sale of closely held stock	-	(120)
Impairment loss on subordinated note receivable	527	897
Dividends on HC Realty common stock	123	82
Loss from affiliate	301	273
Changes in assets and liabilities:
Prepaid expenses and other current assets	13	-
Interest and dividends receivables	(209)	-
Income tax receivable	247	(247)
Deferred tax assets and other assets	232	232
Accounts payable	5	(28)
Other accrued expenses	(65)	60
Other long-term liabilities	(12)	(31)
Net cash provided by operations	204	1,407

Cash flows from investing activities:
Purchase of property, plant, and equipment	(3)	-
Investment in affiliate	(8,250)	(5,000)
New advances on loan receivable to affiliate	-	(2,000)
Principal payments received on subordinated secured notes receivable	2,062	1,259
Principal payments received on loan to affiliate	2,000
Proceeds from sale of closely held stock	-	120
Net cash (used in) investing activities	(4,191)	(5,621)

Cash flows from financing activities:
Issuance of common stock	12,675	-
Net cash provided by investing activities	12,675	-

Net (decrease) increase in cash and restricted cash	8,688	(4,214)
Cash and restricted cash at beginning of period	2,800	6,461
Cash and restricted cash at end of period	$11,488	$2,247

Cash	$11,255	$2,015
Restricted cash	233	232
Cash and restricted cash	$11,488	$2,247

Supplemental Non-Cash Disclosures:
Dividends on investment in affiliate	$256	$100

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

On March 2, 2018, HG Holdings, Inc. (the “Company”) sold substantially all of its assets (the “Asset Sale”) to Stanley Furniture Company LLC, formerly Churchill Downs LLC (“Buyer”), pursuant to the terms of the Asset Purchase Agreement, dated as of November 20, 2017, as amended by the First Amendment thereto dated January 22, 2018 (the “Asset Purchase Agreement). As a result of the sale, the Company no longer has a wholly owned subsidiary.

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

On March 19, 2019, the Company and certain entities affiliated with HPCM (the “Lenders”) also entered into a loan agreement with HC Realty’s operating partnership (the “Operating Partnership”), pursuant to which the Lenders provided the Operating Partnership with a $10,500,000 senior secured term loan, of which $2,000,000 was provided by the Company. While some of these entities have other investments with HPCM, each of these entities made the loan separate and direct to HC Realty and HPCM does not receive management fees, performance fees, or any other economic benefits with respect to the loan agreement. On August 14, 2020, the Operating Partnership repaid the senior secured term loan in full to the Company and the other lenders affiliated with HPCM.

On April 3, April 9, and June 29, 2020, the Company entered into subscription agreements with HC Realty, pursuant to which we purchased 100,000, 250,000, and 475,000 shares of Series B Stock, respectively, for an aggregate purchase price of $8,250,000. As a result of these purchases, the Company owns approximately 37.0% of the as converted equity interest of HC Realty as of September 30, 2020.

As of September 30, 2020, HC Realty owned and operated a portfolio of 23 single-tenant properties leased entirely to the United States of America for occupancy by federal agencies including the Federal Bureau of Investigation, the Drug Enforcement Administration, the Social Security Administration and the Department of Transportation.

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

A&R Note

On February 7, 2019, the Company, Buyer and related parties entered into a Consent, Reaffirmation, and Joinder (the “Consent”) in connection with a new senior credit facility that Buyer expected to enter into with Alterna Capital Solutions, LLC (“Alterna”).  Pursuant to the Consent, Buyer delivered a Second Amended and Restated Subordinated Secured Promissory Note (the “Second A&R Note”) in favor of the Company. The Second A&R Note had a principal amount of $3.2 million and remained payable no later than March 2, 2023, at which time the total principal amount was due.  Interest on the principal balance of the note continued to accrue daily at an annual fixed rate of 6%. The other terms of the Second A&R Note were substantially the same as those of the A&R Note. The Second A&R Note was guaranteed by Stanley Intermediate Holdings LLC, formerly Churchill Downs Intermediate Holdings LLC. Pursuant to the Consent, Buyer’s British Virgin Island parent company also guaranteed the Second A&R Note.

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

Despite Buyer paying interest quarterly in advance on the Second A&R Note, the Company concluded during the second quarter of 2019, based on the then current information and events in the Buyer’s business, that the Company did not believe it would be able to collect the amount due according to the Second A&R Note and determined that the note was other than temporarily impaired. The evaluation was generally based on an assessment of the borrower’s financial condition and the adequacy of the collateral securing the Second A&R Note. Given the facts and circumstances present during the second quarter of 2019, the Company recorded an impairment loss of $897,000 in the second quarter of 2019 resulting in the carrying value of the A&R Note decreasing to $1.3 million as of June 30, 2019. On August 21, 2019, the Company delivered a notice of default to Buyer under the Second A&R Note. The Company delivered this notice after receiving information from Alterna that Buyer was then in default under its credit facility with Alterna.

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

The Company did not receive any cash interest payments during the three and nine months ending September 30, 2020 as interest for the quarter was paid in advance on December 31, 2019 and recorded as a principal payment.

A reconciliation of the activity in the Second A&R Note for the three and nine months ending September 30, 2020 is as follows (in thousands):

	Principal	Discount	Balance
Balance at January 1, 2020	$2,564	$(1,855)	$709
Interest paid-in-kind	25	-	25
Gain on settlement of debt	(529)	1,855	1,326
Principal payments	(2,060)	-	(2,060)
Balance at March 31, 2020	$-	$-	$-
Balance at June 30, 2020	$-	$-	$-
Balance at September 30, 2020	$-	$-	$-

S&L Note

The S&L Note had a principal amount of $4.4 million as of the assignment date. The S&L Note matures on March 2, 2023, at which time the total principal amount is due. Interest on the S&L Note accrues at a fixed rate of 10% per annum. Cash interest payments of $84,000 and $250,000 were accrued or received during the three and nine months ending September 30, 2020, respectively, as compared to $87,000 and $273,000 for the three and nine months ending September 30, 2019, respectively. During both the three and nine months ending September 30, 2020, the Company received $0 and $2,000 of principal payments on the S&L Note, as compared to $208,000 and $1,011,000 during the three and nine months ending September 30, 2019, respectively.

At the assignment date, the Company evaluated the fair value of the S&L Note. The Company recorded accreted interest income on the fair value adjustment of the S&L Note of $28,000 and $104,000 for the three and nine months ending September 30, 2020, respectively as compared to $37,000 and $127,000 for the three and nine months ending September 30, 2019, respectively.

The Company concluded, based on current information and events, including the impact of COVID-19 on S&L’s business and its customers, that the Company did not believe it would be able to collect the amount due under the S&L Note and determined that the note was other than temporarily impaired. The evaluation was generally based on an assessment of the borrower’s financial condition and the adequacy of the collateral securing the S&L Note. Given the facts and circumstances, the Company recorded an impairment loss of $527,000 in the third quarter. The Company further ceased accreting interest income on the fair value discount of the S&L Note on the date it determined the note was other than temporarily impaired.

A reconciliation of the activity in the S&L Note for the three and nine months ending September 30, 2020 is as follows (in thousands):

	Principal	Discount	Balance
Balance at January 1, 2020	$3,329	$(659)	$2,670
Accretion of discount	-	37	37
Principal payments	(2)	-	(2)
Balance at March 31, 2020	$3,327	$(622)	$2,705
Accretion of discount	-	39	39
Principal payments	-	-	-
Balance at June 30, 2020	$3,327	$(583)	$2,744
Accretion of discount	-	28	28
Impairment loss	-	(527)	(527)
Principal payments	-	-	-
Balance at September 30, 2020	$3,327	$(1,082)	$2,245

3.	Loan to Affiliate

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

On August 14, 2020, pursuant to the terms of the Loan Agreement, HC Realty’s operating partnership repaid the loan in full, including all accrued interest and make whole interest. Interest earned for the three and nine months ending September 30, 2020 was $62,000 and $204,000, respectively. Interest earned for the three and nine months ending September 30, 2019 was $72,000 and $152,000, respectively.

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

The following table summarizes the Company’s investment in HC Realty as of September 30, 2020 and December 31, 2019 (in thousands):

	Ownership %		Investment in Affiliate Balance		Loss recorded in the Statements of Operations (b)
					For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	2020	2019	2020	2019

HC Realty Series B Stock (a)	29.2%	7.9%	$10,250	$2,000	$-	$-	$-	$-
HC Realty common stock	7.8%	8.5%	1,981	2,405	(124)	(132)	(301)	(273)
Total	37.0%	16.4%	$12,231	$4,405	$(124)	$(132)	$(301)	$(273)

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

The Company’s investment in HC Realty common stock is accounted for under the equity method of accounting. For portions of the nine month period ended September 30, 2020, the Company owned less than 20% of the fully diluted shares outstanding. The Company determined that accounting for the investment in HC Realty common stock under the equity method was appropriate for the portion of time the Company owned less than 20% because the Company holds significant influence of HC Realty.

5.	Income taxes

During the nine months ended September 30, 2020, the Company recorded a non-cash reversal to its valuation allowance of $311,000 decreasing its valuation allowance against deferred tax assets to $8.2 million as of September 30, 2020. The primary assets covered by this valuation allowance are net operating losses, which are approximately $35.1 million at September 30, 2020. The Company did not make any cash payments for income tax in the three or nine month periods ended September 30, 2020 and 2019 due to its net operating loss carryforwards.

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

As of September 30, 2020, the Company has no deferred tax assets not covered by a valuation allowance.  As of December 31, 2019, the Company had $247,000 of deferred tax assets.  As a result of the CARES Act, the unclaimed portion of the AMT credit which the Company had recorded as a deferred tax asset became a current income tax receivable.

The Company’s effective tax rate for the current and prior year three and nine month period were effectively 0% due to the change in the valuation allowance.

6.	Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Weighted average shares outstanding for basic calculation	34,030	14,510	22,322	14,504
Add: Effect of dilutive stock awards	-	-	417	430

Weighted average shares outstanding, adjusted for diluted calculation	34,030	14,510	22,739	14,934

For the three month period ended September 30, 2020, the dilutive effect of stock options and restricted awards was not recognized since we had a net loss. For the nine month period ended September 30, 2020, approximately 15,000 stock awards were excluded from the diluted per share calculation as they would be anti-dilutive. For the prior year three and nine month period ended September 30, 2019, approximately 460,000 and 30,000 stock awards were excluded from the diluted per share calculation as they would be anti-dilutive, respectively.

The Company will repurchase common shares from time to time that are tendered by recipients of restricted stock awards to satisfy tax withholding obligations on vested restricted stock. There were no such repurchased shares during the current or prior three or nine month periods.

In July 2012, the Board authorized the purchase of up to $5.0 million of our common stock.  These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices the Company deems appropriate.  In the three and nine months ending September 30, 2020 and 2019, no shares were repurchased. The Company’s board does not intend to repurchase additional shares of common stock under this authorization.

On June 19, 2020, the Company issued 19,500,000 shares of its common stock at a purchase price of $0.65 per share to stockholders of record as of May 18, 2020 in connection with its rights offering.

A reconciliation of the activity in Stockholders’ Equity accounts for the three and nine months ended September 30, 2020 is as follows (in thousands):

		Capital in
	Common	Excess of	Retained
	Stock	Par Value	Deficit
Balance at January 1, 2020	$294	$17,370	$(3,765)
Net income	-	-	1,054
Stock-based compensation expense	-	21	-
Balance at March 31, 2020	$294	$17,391	$(2,711)
Issuance of common stock	390	12,285	-
Net loss	-	-	(175)
Stock-based compensation expense	-	20	-
Balance at June 30, 2020	$684	$29,696	$(2,886)
Net loss	-	-	(446)
Stock-based compensation expense	-	21	-
Balance at September 30, 2020	$684	$29,717	$(3,332)

A reconciliation of the activity in Stockholders’ Equity accounts for the three and nine months ended September 30, 2019 is as follows (in thousands):

		Capital in
	Common	Excess of	Retained
	Stock	Par Value	Deficit
Balance at January 1, 2019	$294	$17,285	$(3,935)
Net income	-	-	1,366
Stock-based compensation expense	-	21	-
Balance at March 31, 2019	$294	$17,306	$(2,569)
Net loss	-	-	(902)
Stock-based compensation expense	-	22	-
Balance at June 30, 2019	$294	$17,328	$(3,471)
Net loss	-	-	(59)
Stock-based compensation expense	-	21	-
Balance at September 30, 2019	$294	$17,349	$(3,530)

7.	Uncertainties

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

As a result of these measures, many non-essential retail commerce across the country experienced significant disruption causing severely reduced sales volume. Stone & Leigh, who distributes its products through these potentially impacted retail channels, has experienced and may continue to experience a reduction in sales volume as a result of these measures. Whereas most state and local governments have begun to ease restrictions on commercial retail activity, it is possible that a resurgence in COVID-19 cases could prompt a return to tighter restrictions in certain areas of the country. Furthermore, the economic recession brought on by the pandemic may have a continuing adverse impact on consumer demand for Stone & Leigh’s products. Therefore, uncertainty remains regarding the ongoing impact of the COVID-19 outbreak upon the future results of operations of Stone & Leigh and its corresponding impact to the collectability of the S&L Note.

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

The Company continues to evaluate the impact of these measures on our operational and financial performance, specifically the impact on Stone & Leigh and HC Realty’s operations.  While, the Company has not experienced any adverse impacts with respect to the payment of interest on the S&L Note as of September 30, 2020, COVID-19 has significantly impacted S&L’s operations and its customers.  As a result of an assessment of the borrower’s financial condition, including the impact of COVID-19 to its operations, and the adequacy of the collateral securing the S&L Note, the Company determined during third quarter of 2020 that the S&L note was other than temporarily impaired and recorded an impairment loss of $527,000.

As of September 30, 2020, the Company has not experienced any adverse impacts to the payment of HC Realty’s common and Series B Stock dividends.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2020, our sources of income include dividends on HC Realty Series B Stock, interest paid on the loan we made to HC Realty’s operating partnership, and interest paid on our cash deposits and the S&L Note. The Company believes that the revenue generating from these sources, dividends paid on HC Realty Common Stock, and cash on hand is sufficient to fund operating expenses for at least 12 months from the date of these financial statements.

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

Results from Operations

Three and Nine Months Ended September 30, 2020

The Company generated interest income of $176,000 and $607,000 for the three and nine month periods ending September 30, 2020, respectively, as compared to $252,000 and $795,000 for the three and nine month periods ending September 30, 2019, respectively.  The decrease was primarily a result of decreased interest income from the Second A&R Note pursuant to the Forbearance Agreement and payoff of that note in March 2020, decreased interest income from the HC Realty Loan Agreement as a result of the payoff of that note in August 2020, ceasing to accrete interest income on the S&L Note in September 2020, and lower interest rates on our cash deposits.  Interest income for the three and nine month period ending September 30, 2020 consisted of $2,000 and $24,000 of cash interest income on our cash deposits and income tax receivable, $84,000 and $249,000 of interest on the S&L Note from S&L, $62,000 and $204,000 of cash interest on the Loan to Affiliate, $0 and $26,000 of paid in kind interest income on the Second A&R Note from Buyer and $28,000 and $104,000 of accreted interest income on the fair value adjustment to the S&L Note.  The Company generated dividend income of $256,000 and $427,000 for the three and nine month periods ending September 30, 2020, respectively, as compared to $50,000 and $107,000 for the prior year three and nine month periods, respectively.  The increase resulted primarily from the April 3, April 29, and June 29, 2020 acquisitions of additional HC Realty Series B Stock.  During the three month period ending March 31, 2020, the Company received payments from Buyer of $2 million, in aggregate, pursuant to the Forbearance Agreement, the First Forbearance Extension Letter Agreement, and the Second Forbearance Extension Letter Agreement.  The payments were applied to the outstanding principal amount of the Second A&R Note resulting in satisfaction in full of the Second A&R Note pursuant to the terms of the Forbearance Agreement as amended.  As a result of the payments received on the Second A&R Note, the Company recognized a gain of $1.3 million on the payoff of the Second A&R Note during three month period ending March 31, 2020. The Company recorded an impairment loss of $527,000 in the third quarter on the S&L Note as a result of concluding, based on current information and events, including the impact of COVID-19 on S&L’s business and its customers, the Company did not believe it would be able to collect the amount due under the S&L Note and the note was other than temporarily impaired.

General and administrative expenses of $227,000 for the three month period ending September 30, 2020 were flat as compared to $229,000 for the three month period ended September 30, 2019. For the nine month periods ending September 30, 2020 and 2019, general and administrative expenses increased to $1,100,000 as compared to $761,000, respectively, primarily due to an increase in legal and professional fees incurred in connection with the Company’s registration statement and amendments with respect to the Rights Offering. General and administrative expenses for the three and nine month period ending September 30, 2020 consisted of $55,000 and $537,000 of professional fees, $63,000 and $203,000 of wages, $7,000 and $74,000 of other fees and expenses primarily related to proxy and annual meeting voting and the Company’s registration statement, $20,000 and $61,000 of insurance expense, $21,000 and $63,000 of stock based compensation expense, $13,000 and $29,000 of franchise tax expense, and $49,000 and $133,000 of other operating expenses, respectively. Included in these expenses were one-time legal and professional, printing, and other administrative fees during the three and nine month periods ending September 30, 2020 of $17,000 and $361,000 specifically related to the Company’s registration statement and amendments with respect to the completed Rights Offering.

Our effective tax rate for the three and nine month periods ended September 30, 2020 and 2019 was effectively 0% due to our net operating loss carryforwards.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand, cash interest earned on our cash on hand and the S&L Note and dividends from our HC Realty common and Series B Stock. We expect cash on hand to be adequate for ongoing operational expenditures for at least 12 months from the date of these financial statements. At September 30, 2020, we had $11.3 million in cash and $233,000 in restricted cash. A portion of our unrestricted and restricted cash is currently held in savings accounts earning approximately 0.05%. We are being paid current interest on the S&L Note. We also received quarterly dividends on our HC Realty common and Series B Stock at annual rates of 5.5% and 10%, respectively. See Note 7 of the Notes to the Financial Statements for a discussion of uncertainties related to COVID-19.

Cash provided by operations for the nine month period ended September 30, 2020 of $204,000 consisted of $478,000 of cash interest income received, $124,000 of dividends on our HC Realty common stock, $218,000 of dividends on our HC Realty Series B Stock, and $494,000 of income tax refund offset by $1.1 million of payments to employees and suppliers. The payments to employees and suppliers primarily consisted of $221,000 of wages and payroll expenses to current management, $631,000 of legal and professional fees, $40,000 of proxy and Rights Offering printing and other fees, and $60,000 of insurance premiums.

Cash used by investing activities for the nine months ended September 30, 2020 consisted of the Company’s investment in HC Series B Stock of approximately $8.2 million offset by cash principal payments received on the subordinated secured promissory notes of approximately $2.1 million and principal payments on the Loan Agreement of $2.0 million.

Cash provided by financing activities for the nine months ended September 30, 2020 consisted of proceeds from the issuance of the Company’s common stock in the Rights Offering of approximately $12.7 million.

Critical Accounting Policies

Our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2019 Annual Report on Form 10-K. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the nine months ended September 30, 2020.

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

As a result of the Asset Sale, we had no revenue-generating operations and no sources of income other than payments of interest and principal under the subordinated secured promissory notes from Buyer and S&L, then remaining payments to be made to us under the Continued Dumping and Subsidy Offset Act, refundable alternative minimum tax credits, and repayment at death of premiums we have paid for a split dollar life insurance policy for a former executive officer. As of March 19, 2019, our sources of income also include dividends on HC Realty Common Stock and HC Realty Series B Stock. There can be no guarantee that suitable assets in addition to our investment in HC Realty will be available for us to purchase or that any assets acquired will generate the revenues anticipated or any revenue at all. A failure by us to secure additional sources of revenue could negatively impact the value and liquidity of our common stock.

We may not receive the amount owed us under the secured promissory note from S&L.

The S&L Note, which had an outstanding principal amount of $3.3 million as of December 31, 2019, will mature and the entire principal amount will be payable in March 2023. In the third quarter of 2020, we recorded an impairment loss of $527,000 on the S&L Note as a result of concluding, based on current information and events, including the impact of the novel coronavirus (COVID-19) on S&L’s business and its customers, that we did not believe we would be able to collect the amount due under the S&L Note. S&L’s ability to make payments to us under the S&L Note may continue to be adversely impacted by the current pandemic health event resulting from the novel coronavirus (COVID-19) as S&L’s operations may continue to be adversely impacted by disruptions to the supply chain and distribution channels for its products caused by this pandemic. Consequently, we may have to record additional impairment charges with respect to the S&L Note. There is no guarantee that S&L will pay us the amounts owed under the S&L Note or that, in the event of default by S&L, the collateral securing the S&L Note will be sufficient to pay the S&L Note in full.

Our investment in HC Realty may lose value.

In connection with using cash proceeds from the Asset Sale to acquire non-furniture related assets, we acquired an equity interest in HC Realty on March 19, 2019 by purchasing HC Common Stock and HC Series B Stock. We acquired additional HC Series B Stock on April 3, April 29, and June 29, 2020. As a result of these stock purchases, we currently own approximately 37.0% of the as-converted equity interest of HC Realty. There is no guarantee that HC Realty will be successful implementing its business strategy for the acquisition, management and disposition of GSA properties and as a result our HC Common Stock and HC Series B Stock may lose value.

Our business may be adversely impacted as a result of the pandemic health event resulting from novel coronavirus (COVID-19).

The pandemic health event resulting from novel coronavirus (COVID-19) has adversely impacted, and may continue to adversely impact, economic activity nationally and globally.  These economic and market conditions and other effects resulting from novel coronavirus (COVID-19) may adversely affect us.  At this point, the extent to which the novel coronavirus (COVID-19) may impact us is uncertain. S&L’s ability to make payments to us under the S&L Note may continue to be adversely impacted by the current pandemic health event resulting from the novel coronavirus (COVID-19) as S&L’s operations may continue to be adversely impacted by disruptions to the supply chain and distribution channels for its products caused by this pandemic. Consequently, we may have to record additional impairment charges with respect to the S&L Note.

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

Our executive officers and some of our directors may have potential or actual conflicts of interest because of their positions with HCPM and HC Realty

Steven A. Hale II, our Chairman and Chief Executive Officer, is sole manager of HPCM which serves as the investment adviser for the Hale Funds and two current holders of HC Realty Series B Stock.  The Hale Funds own approximately 33.8% of our outstanding common stock. We also own HC Realty Series B Stock and HC Realty Common Stock. Mr. Hale also serves as Chairman and Chief Executive Officer and a director of HC Realty.  Bradley G Garner, our Principal Financial and Accounting Officer, also serves as a director of HC Realty and is chief compliance officer for HPCM.  Matthew A. Hultquist, one of our directors, also serves as a director of HC Realty and is a part time employee of HC Realty serving as Senior Vice President –Acquisitions.

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

A company that falls within the scope of Section 3(a)(1)(C) of the 1940 Act can avoid being regulated as an investment company if it can rely on certain of the exclusions or exemptions under the 1940 Act. One such exclusion is Rule 3a-2 under the 1940 Act, which temporarily relieves certain issuers that are in transition to a non-investment company business from regulation under the1940 Act (a “transient investment company”). The rule provides a one-year safe harbor for a company to comply with another exemption or exclusion under the 1940 Act provided that the company has a bona fide intent to be primarily engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities. The one-year grace period started on the date of the Asset Sale, which was March 2, 2018, and ended on March 2, 2019. We did not acquire sufficient assets within one year from closing the Asset Sale as contemplated by Rule 3a-2. There is no assurance that we will not be deemed subject to the 1940 Act and be required to register as an investment company.

While in transient investment company status, we actively pursued alternatives for using cash proceeds from the Asset Sale for the acquisition of non-furniture related assets and acquired an equity interest in HC Government Realty Trust, Inc. (“HC Realty”) on March 19, 2019. On April 3, 2020, we used $1.0 million of our cash to purchase an additional 100,000 shares of HC Realty Series B Stock. On April 29, 2020, we used an additional $2.5 million of our cash to purchase an additional 250,000 shares of HC Realty Series B Stock.  On June 29, 2020, we used $4.75 million of the cash proceeds from the Rights Offering to purchase an additional 475,000 shares of HG Realty Series B Stock. As a result of these purchases, we now own approximately 37.0% of the as-converted equity interest in HC Realty. We believe that these additional purchases allow us to rely on the exemption from investment company registration set forth in Rule 3a-1 of the 1940 Act because we own (i) at least 25% of the HC Realty Common Stock on an as-converted basis, resulting in us being presumed to control HC Realty within the meaning of Section 2(a)(9) of the 1940 Act and (ii) a sufficient number of shares of HC Realty Series B Stock so that we primarily control HC Realty within the meaning of Rule 3(a)-1 of the 1940 Act.

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

ITEM 5.  Other Information

As previously disclosed, we have entered into a Rights Agreement in an effort to protect against a possible limitation on our ability to use our net operating loss carryforwards.  In general, the rights issued under the Rights Agreement work to impose a significant penalty upon an any person or group which becomes the beneficial owner of 4.9% or more of our outstanding common stock.   Under the Rights Agreement, our board may grant exemptions from the 4.9% ownership threshold requested by stockholders for certain acquisitions if our board determines, among other things, that the acquisitions would not create a significant risk of material adverse tax consequences to us. Our board has previously granted several exemptions under the Rights Agreement including exemptions (i) requested by Solas Capital Management, LLC (“Solas”) (permitting Solas to own up to approximately 34% of our outstanding common stock) and  (ii) Hale Partnership Capital Management, LLC and related funds (the “Hale Funds”) (permitting the Hale Funds to own up to approximately 32% of our common stock).  The Rights Agreement also permits exclusion from the 4.9% ownership threshold of certain shares acquired directly from the Company until a person acquires additional shares while otherwise owning 4.9% or more our outstanding common stock. Under this direct purchase provision, shares of our common stock purchased in our Rights Offering, including shares purchased by Solas and the Hale Funds, were excluded for purposes of determining whether the 4.9% ownership threshold is met.  However, any additional purchases by stockholders otherwise owning 4.9% or more of our outstanding stock (including additional purchases by Solas or the Hale Funds) would result in the threshold being exceeded unless an additional exemption request is approved by our board pursuant to the Rights Agreement. Following our Rights Offering, Solas owned approximately 40.6% and the Hale Funds owned approximately 33.8% of our outstanding commons stock.

In November 2020, our board granted an additional exemption under the Rights Agreement requested by the Hale Funds and Steven A. Hale II, our Chairman and Chief Executive Officer, permitting them to purchase up to an additional 1,654,534 shares of our common stock (which would result in the Hale Funds and Mr. Hale owning approximately 40% of our outstanding common stock if the exempted amount was fully purchased).

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Extensible Business Reporting Language (“XBRL”): (i) balance sheets, (ii) statements of operations, (iii) condensed statements of cash flows, (iv) the notes to the financial statements, and (v) document and entity information. (1)

(1)	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2020	HG HOLDINGS, INC.
By: /s/ Brad G. Garner
Brad G. Garner
Principal Financial and Accounting Officer