Form 10-K
period 2020-12-31
HG Holdings, Inc.
filed 2021-03-01
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing price on July 1, 2020: $13.6 million.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of February 26, 2021:

Common Stock, par value $.02 per share	34,404,556
(Class of Common Stock)	Number of Shares

Documents incorporated by reference: Portions of the Registrant’s Proxy Statement for our 2021 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

Item 1.     Business

General

We were incorporated in Delaware in 1984. Until March 2, 2018, we were a leading design, marketing and distribution resource in the upscale segment of the wood residential furniture market.  On March 2, 2018, we sold substantially all our assets and changed our name to HG Holdings, Inc.  In this Annual Report of Form 10-K, we sometimes refer to HG Holdings, Inc. as the “Company.”  Our two executive officers are our only two employees and both part-time employees.  See Item. 1A Risk Factors for more information.

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

Stone & Leigh Asset Sale

On September 6, 2018, the Buyer sold certain of its assets, including certain inventory and the Stone & Leigh tradename (the “S&L Asset Sale”) to Stone & Leigh, LLC (“S&L”), which is owned by a group which includes Matthew W. Smith, the Company’s former interim Chief Executive Officer.  As a part of the S&L Asset Sale, the Buyer assigned to S&L certain of its rights and obligations under the Original Note issued to the Company in March 2018 as partial consideration for the Asset Sale.  In connection with the assignment, the Company entered into an Amended and Restated Subordinated Secured promissory note with the Buyer (the “A&R Note”) with a principal amount as of the assignment date of $3.3 million and a new Subordinated Secured Promissory Note with S&L (the “S&L Note”) with a principal amount of $4.4 million as of the assignment date.  For further information on the A&R Note and S&L Note, see Note 3 of the Notes to Financial Statements in Item 1.

Acquisition of Equity Interest in HC Government Realty Trust, Inc.

The Company has acquired an equity interest in HC Government Realty Trust, Inc., a Maryland corporation (“HC Realty”). HC Realty currently owns and operates a portfolio of 24 single-tenant properties leased entirely to the United States of America for occupancy by federal agencies including the Federal Bureau of Investigation, the Department of Veterans Affairs, the Drug Enforcement Administration, the Immigration & Customs Enforcement, the Social Security Administration and the Department of Transportation.

On March 19, 2019, we purchased 300,000 shares of HC Realty’s Common Stock (the “HC Common Stock”) for an aggregate purchase price of $3,000,000 and 200,000 shares of HC Realty’s 10.00% Series B Cumulative Convertible Preferred Stock (the “HC Series B Stock”) for an aggregate purchase price of $2,000,000.  On April 3, April 9, and June 29, 2020, the Company entered into subscription agreements with HC Realty, pursuant to which we purchased 100,000, 250,000, and 475,000 shares of Series B Stock, respectively, for an aggregate purchase price of $8,250,000.  As a result of these purchases, we currently own 36.4% of the as-converted equity interest of HC Realty; however, we do not control HC Realty as a result of our current ownership interest.

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

On March 19, 2019, we, together with certain other lenders, including certain entities affiliated with HPCM (collectively, the “Lenders”), entered into a loan agreement (the “Loan Agreement”) with HC Realty’s operating partnership, pursuant to which the Lenders provided HC Realty’s operating partnership with a $10,500,000 senior secured term loan (the “Initial Term Loan”), of which $2,000,000 was provided by us. On August 14, 2020, pursuant to the terms of the Loan Agreement, HC Realty’s operating partnership repaid the loan in full, including all accrued interest and make whole interest.

In connection with the transactions discussed above, Steven A. Hale II, our Chairman and Chief Executive Officer, was appointed to serve as HC Realty’s Chairman and Chief Executive Officer.  In addition, Mr. Hale, Brad G. Garner, our Principal Financial and Accounting Officer, and Matthew A. Hultquist, one of our former directors, were each appointed to serve as directors of HC Realty.  HC Realty’s Board of Directors is composed of five directors.

Additional information on HC Common Stock, HC Series B Stock, the Loan Agreement and HC Realty is disclosed in the Annex D in the prospectus included in our Registration Statement (No. 333-235539) on Form S-1 as amended, filed with the Securities and Exchange Commission (the “SEC”) on May 8, 2020, which Annex D is incorporated herein by reference.

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

Available Information

Our principal Internet address is www.hgholdingsinc.net. We make available free of charge on this web site our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing, telephoning or e-mailing us at the following address, telephone number or e-mail address:

HG Holdings, Inc.

2115 E. 7th Street, Suite 101

Charlotte, North Carolina 28204

Attention: Mr. Brad G. Garner

Telephone: 252-355-4610

Or e-mail your request to: investor@hgholdingsinc.net

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should consider carefully the specific risk factors described below in addition to the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes included elsewhere in this Annual Report on Form 10-K, before making a decision to invest in our common stock. If any of these risks actually occurs, our business, financial condition, results of operations or prospects could be materially and adversely affected. This could cause the trading price of our common stock to decline and a loss of all or part of your investment.

Material risks of the Company

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

The S&L Note, which had an outstanding principal amount of $3.3 million as of December 31, 2020, will mature and the entire principal amount will be payable in March 2023. During 2020, we recorded an impairment loss of $833,000 on the S&L Note as a result of concluding, based on current information and events, including the impact of the novel coronavirus (“COVID-19”) on S&L’s business and its customers, that we did not believe we would be able to collect the entire amount due under the S&L Note.   S&L’s ability to make payments to us under the S&L Note may continue to be adversely impacted by the current pandemic health event resulting from COVID-19 as S&L’s operations may continue to be adversely impacted by disruptions to the supply chain and distribution channels for its products caused by this pandemic. Consequently, we may have to record additional impairment charges with respect to the S&L Note. There is no guarantee that S&L will pay us the amounts owed under the S&L Note or that, in the event of default by S&L, the collateral securing the S&L Note will be sufficient to pay the S&L Note in full.

Our business may be adversely impacted as a result of the pandemic health event resulting from COVID-19.

The pandemic health event resulting from COVID-19 has adversely impacted, and may continue to adversely impact, economic activity nationally and globally.  These economic and market conditions and other effects resulting from COVID-19 may adversely affect us.  At this point, the extent to which COVID-19 may impact us is uncertain. S&L’s ability to make payments to us under the S&L Note may continue to be adversely impacted by the current pandemic health event resulting from COVID-19 as S&L’s operations may continue to be adversely impacted by disruptions to the supply chain and distribution channels for its products caused by this pandemic. Consequently, we may have to record additional impairment charges with respect to the S&L Note.

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

Following the closing of the Asset Sale, we began evaluating alternatives for using cash proceeds from the Asset Sale to acquire non-furniture related assets. We have not acquired any assets other than the equity interest we acquired in HC Realty and we may not be able to acquire other profitable assets. In addition, any assets that we do acquire, including our equity interest in HC Realty, may not be profitable. If we are not successful in identifying, acquiring and, to the extent applicable, operating non-furniture related assets, our stock price may decline.

We will likely have no operating history in the business of non-furniture related assets to be acquired, and therefore, with respect to certain assets, we will be subject to the risks inherent in establishing a new line of business.

Other than the equity interest we acquired in HC Realty, we have not acquired any additional assets or the line or lines of business to which any such assets may relate and, therefore, cannot fully describe the specific risks presented by an acquisition of such assets. It is likely that we will have had no operating history in the line of business of any such assets to be acquired, and it is possible that any such assets that we may acquire will have a limited operating history in their business. Accordingly, to the extent we acquire any such assets, our future success may in part be subject to the risks, expenses, problems and delays inherent in establishing a new line of business and the ultimate success of such new business cannot be assured. In addition, prior to March 2019, our management did not have prior experience relating to the operations of a real estate investment trust (“REIT”) such as HC Realty and the ultimate success of our investment in HC Realty cannot be assured.

Resources may be expended in researching potential acquisitions that might not be consummated.

The investigation of non-furniture company assets to acquire and the negotiation, drafting and execution of relevant agreements and other documents will require substantial management time and attention in addition to potentially incurring legal and other professional expenses. If a decision is made not to complete a specific acquisition, the costs incurred up to that point for the proposed transaction likely would not be recoverable. As of December 31, 2020 and 2019, we had incurred $0 and $10,000, respectively, of such related expenses. Furthermore, even if an agreement is reached relating to a specific acquisition, we may fail to consummate the acquisition for any number of reasons including those beyond our control.

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

While in transient investment company status, we actively pursued alternatives for using cash proceeds from the Asset Sale for the acquisition of non-furniture related assets and acquired an equity interest in HC Realty on March 19, 2019. On April 3, 2020, we used $1.0 million of our cash to purchase an additional 100,000 shares of HC Realty Series B Stock. On April 29, 2020, we used an additional $2.5 million of our cash to purchase an additional 250,000 shares of HC Realty Series B Stock.  On June 29, 2020, we used $4.75 million of the cash proceeds from the Rights Offering to purchase an additional 475,000 shares of HG Realty Series B Stock. As a result of these purchases, we now own approximately 37.0% of the as-converted equity interest in HC Realty. We believe that these additional purchases allow us to rely on the exemption from investment company registration set forth in Rule 3a-1 of the 1940 Act because we own (i) at least 25% of the HC Realty Common Stock on an as-converted basis, resulting in us being presumed to control HC Realty within the meaning of Section 2(a)(9) of the 1940 Act and (ii) a sufficient number of shares of HC Realty Series B Stock so that we primarily control HC Realty within the meaning of Rule 3(a)-1 of the 1940 Act.

The Company has not sought or obtained an exemptive order, no-action letter or any other assurances from the SEC or its staff regarding the Company’s ability to rely on Rule 3a-2 or Rule 3a-1 of the 1940 Act, nor has the SEC or its staff provided any such order, no-action letter or other assurances. If we are required to register under the 1940 Act, compliance with these additional regulatory burdens would significantly increase our operating expenses. Registered investment companies are subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates.

Other risks specific to our investment in HC Realty

Our investment in HC Realty may lose value.

In connection with using cash proceeds from the Asset Sale to acquire non-furniture related assets, we acquired an equity interest in HC Realty on March 19, 2019 by purchasing HC Common Stock and HC Series B Stock. We acquired additional HC Series B Stock on April 3, April 29, and June 29, 2020.  As a result of these stock purchases, we currently own 36.4% of the as-converted equity interest of HC Realty. There is no guarantee that HC Realty will be successful implementing its business strategy for the acquisition, management and disposition of GSA properties and as a result our HC Common Stock and HC Series B Stock may lose value.

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

Risks related to our common stock

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

Risks related to our management

Our executive officers and some of our current and former directors may have potential or actual conflicts of interest because of their positions with HCPM and HC Realty

Steven A. Hale II, our Chairman and Chief Executive Officer, is sole manager of HPCM which serves as the investment adviser for the Hale Funds and two current holders of HC Realty Series B Stock.  The Hale Funds own approximately 33.8% of our outstanding common stock. We also own HC Realty Series B Stock and HC Realty Common Stock. Mr. Hale also serves as Chairman and Chief Executive Officer and a director of HC Realty.  Bradley G Garner, our Principal Financial and Accounting Officer, also serves as a director of HC Realty and is chief compliance officer for HPCM.  Matthew A. Hultquist, one of our former directors, also serves as a director of HC Realty and is a part time employee of HC Realty serving as Senior Vice President - Acquisitions.

Mr. Hale and Mr. Garner owe fiduciary duties to us, as well as to HC Realty as a result of their positions with HC Realty and to the Hale Funds and two current holders of HC Realty Series B Stock as a result of their positions with HPCM, the investment adviser to these parties.  Mr. Hultquist used to owe fiduciary duties to us and currently owes such duties to HC Realty.  As a result, these executive officers and current and former directors may have potential or actual conflicts of interest when faced with decisions that could have different implications for us and HC Realty.  In addition, Mr. Hale and Mr. Garner may have potential or actual conflicts of interest when faced with decisions that could have different implications for us and the Hale Funds or the two holders of HC Realty Series B Stock advised by HPCM.  For example, these potential conflicts could arise over matters such as funding and capital matters.

Our executive officers, directors and 10% stockholders have significant voting power and may vote their shares in a manner that is not in the best interest of other stockholders.

Our current executive officers, directors and 10% stockholders control approximately 75.8% of the voting power represented by our outstanding common stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, such as the election of directors or the dissolution of the company. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

Our management, who will be employed on a part-time basis for the foreseeable future, currently has outside business interests that will require their time and attention and may interfere with their ability to devote all of their time to our business, which may adversely affect our business and operations.

Since our business will be limited until we find suitable non-furniture assets for acquisition, our only employees consist of our two executive officers, who will be employed for the foreseeable future on a part-time basis and who have outside business interests that could require substantial time and attention. Our executive officers are associated with Hale Partnership Capital Management LLC and devote significant time to its affairs. Our executive officers are also associated with HC Realty. On March 19, 2019, we acquired an equity interest in HC Realty and made a loan to HC Realty’s operating partnership. We cannot accurately predict the amount of time and attention that will be required of our officers to perform their ongoing duties related to outside business interests. The inability of our officers to devote sufficient time to managing our business could have a material adverse effect on our business and operations.

Item 1B.     Unresolved Staff Comments

None.

Item 2.      Properties

Our corporate headquarters is located in Charlotte, North Carolina where we lease approximately 1,200 square feet of office space.

Item 3.     Legal Proceedings

Hollie Drive Litigation

In November 2019, we received notice that the Company and the Buyer were defendants in a pending case in the Circuit Court for Henry County, Virginia.  The case, which had been instituted on September 18, 2019 by Hollie Drive Associates, LLC (“Hollie”), raises issues arising from the purported breach of a lease for warehouse space in Henry County, Virginia, which is owned by Hollie and was previously rented by the Company.  The relevant lease was assigned to the Buyer in connection with the Asset Sale.  The complaint asserts that the Buyer breached various provisions of the lease including failure to make certain rental payments and failure to pay for certain clean-up and reconstruction after the Buyer vacated the property. The complaint seeks damages in the amount of approximately $555,000 and attorney’s fees.  Hollie named the Company as a party because the Company was the original tenant under the lease.   Under the Asset Purchase Agreement, the Buyer agreed to assume and indemnify the Company against post-closing liabilities arising under the lease including those asserted in the complaint.  The Buyer’s filings in the case do not dispute the obligation to indemnify the Company for any damages awarded in the case.  Based upon discussions with the Buyer and documents produced to date by Hollie, it appears Hollie has asserted damages greatly exceeding the likely recovery in the case.  Given the relatively low damages amount and the Buyer’s indemnity obligation, the Company believes it is not probable the case will result in a material adverse effect on its financial statements.

Graham County Property Litigation

As previously disclosed, on November 26, 2019, Graham County (the “County”), North Carolina filed a complaint against the Company and the Buyer in the Superior Court for Graham County, North Carolina asserting claims arising out of a conveyance to the County of approximately 36 acres (the “Property”) in November 2014.   The Complaint sought, among other things, (i) rescission of the conveyance of the Property to the County, (ii) reimbursement of expenses incurred by the County in connection with the Property, (iii) to invalidate the indemnity agreements entered into in connection with the conveyance, (iv) and other damages, or (iv), in the alternative to rescinding the conveyance, expenses necessary to make the Property suitable and useable for a public park and outdoor recreation area. Pursuant to the Asset Purchase Agreement, the Buyer agreed to assume and indemnify the Company against certain pre-closing liabilities including those relating to the conveyance of the Property. After the filing of the complaint, the Company entered into an agreement with the Buyer providing that, if the Company reaches a settlement with the County resulting in transfer of the Property back to the Company, then the Company can retain the Property notwithstanding provisions of the Asset Purchase Agreement and will waive any right to indemnification from the Buyer with respect to the claims by the County with respect to the Property. In January 2021, representatives of the Company and the County reached an agreement to resolve all claims asserted by the County in the litigation.  Under the terms of the agreement, the County has agreed to transfer the Property back to the Company, lease a portion of the Property from the Company, and dismiss the litigation in exchange for Company making cash payments to the County in a total amount that is immaterial to the Company’s financial performance.

Item 4.     Mine Safety Disclosures

Not Applicable.

Information about our Executive Officers

Our executive officers who are elected annually and their ages as of January 1, 2021 are as follows:

Name	Age	Position
Steven A. Hale II	37	Chairman, Chief Executive Officer and Director

Brad G. Garner	38	Principal Financial and Accounting Officer

Steven A. Hale II is the founder of Hale Partnership Capital Management, LLC, an asset management firm that serves as the investment manager to certain privately held investment partnerships. Mr. Hale has held his position since 2010. From 2007 to 2010, prior to founding Hale Partnership Capital Management, LLC, Mr. Hale was an associate director with Babson Capital Management, LLC, an asset management firm, where he had responsibility for coverage of distressed debt investments across a variety of industries. From 2005 to 2007, Mr. Hale was a leveraged finance analyst with Banc of America Securities. Mr. Hale has served as a director of the Company since February 2017, as Chairman of the Company’s Board of Directors since November 2017 and an officer of the Company since March 2018.

Brad G. Garner joined Hale Partnership Capital Management, LLC, an asset management firm that serves as the investment manager to certain privately held investment partnerships, in 2015 as Chief Financial Officer and Partner.   Mr. Garner served as Chief Financial Officer of Best Bar Ever, Inc. while raising and structuring capital investments and successful exit to a strategic partner. Prior to taking on that role, he spent 10 years in public accounting at Dixon Hughes Goodman LLP.  Mr. Garner has served as an officer of the Company since April 2018.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices

Our common stock is traded in the over-the-counter market on the OTCQB under the symbol “STLY”.  Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of February 1, 2021, we had approximately 825 beneficial stockholders.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of December 31, 2020:

	Number of shares	Weighted-average	Number of shares
	to be issued upon	exercise price	remaining available
	exercise of	of outstanding	for future issuance
	outstanding options,	options, warrants	under equity
	warrants and rights	and rights	compensation plans
Equity compensation plans approved by stockholders	-	-	1,186,429

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

The Company acquired an equity interest in HC Government Realty Trust, Inc., a Maryland corporation (“HC Realty”).  HC Realty currently owns and operates a portfolio of 20 single-tenant properties leased entirely to the United States of America for occupancy by federal agencies including the Federal Bureau of Investigation, the Department of Veterans affairs, the Drug Enforcement Administration, Immigration & Customs Enforcement, the Social Security Administration and the Department of Transportation. On March 19, 2019, we purchased 300,000 shares of HC Realty’s Common Stock (the “HC Common Stock”) for an aggregate purchase price of $3,000,000 and 200,000 shares of HC Realty’s 10.00% Series B Cumulative Convertible Preferred Stock (the “HC Series B Stock”) for an aggregate purchase price of $2,000,000.  On April 3, April 9, and June 29, 2020, the Company entered into subscription agreements with HC Realty, pursuant to which we purchased 100,000, 250,000, and 475,000 shares of Series B Stock, respectively, for an aggregate purchase price of $8,250,000. As a result of these purchases, we currently own approximately 36.4% of the as-converted equity interest of HC Realty.

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

On October 31, 2019, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) with the Buyer pursuant to which the Company has agreed to forbear from exercising its rights and remedies under Second A&R Note until February 24, 2020 or earlier in the event of (i) a default or (ii) breach of the Forbearance Agreement by the Buyer. Under the Forbearance Agreement, the Buyer agreed to pay the Company $220,000 on November 1, 2019 (the “Effective Date”), $200,000 on or before the 30th day following the Effective Date, $150,000 on or before the 60th day following the Effective Date, and $130,000 on or before the 90th day following the Effective Date. As of December 31, 2019, the Buyer had made all scheduled payments under the Forbearance Agreement. The Company collected $750,000 of principal repayments on the Second A&R Note during the twelve months ended December 31, 2019.

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

On March 6, 2020, the Company and the Loan Parties entered into a letter agreement (the “Second Forbearance Extension Letter Agreement”) extending, subject to certain conditions, the outside termination date from February 26, 2020 to March 17, 2020. The extension of the outside termination and the effectiveness of the Second Forbearance Extension Letter Agreement is conditioned on Buyer making payments to be applied to the outstanding principal balance of the Second A&R Note of $250,000 on or before March 12, 2020 and $750,000 on or before March 13, 2020.  The Second Forbearance Extension Letter Agreement also required Buyer to make an additional $391,970 payment on or before March 17, 2020 which would be applied to the outstanding principal balance of the Second A&R Note. The other terms and conditions of the Forbearance Agreement remained the same.

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

As a result of these actions taken on the subordinated secured promissory notes, during the year ended December 31, 2020 and 2019 the Company received approximately $2.1 million and $750,000, respectively, of principal repayments on the Second A&R Note.   The Company received principal repayments on the S&L note during the year ended December 31, 2020 and 2019 of approximately $58,000 and $1 million, respectively.

On June 19, 2020, the Company raised $12,675,000, the maximum gross proceeds possible, through its rights offering (the “Rights Offering”) which concluded on June 19, 2020. Pursuant to the Rights Offering, the Company distributed non-transferable rights to purchase 19,500,000 shares of its common stock at a purchase price of $0.65 per share to stockholders of record as of May 18, 2020. As a result of the rights offering, the Company issued 19,500,000 new shares of common stock.

The Company continues to pursue acquisition opportunities which will allow us to potentially derive benefit from the Company’s net operating loss carryforwards.

Results of Operations

2020 Compared to 2019

As of December 31, 2020, our sources of income include dividends on HC Common Stock and HC Series B Stock, and interest paid on cash and the subordinated secured promissory note to S&L. The Company believes that the revenue generating from these sources in addition to the cash on hand is sufficient to fund operating expenses for at least 12 months from the date of these financial statements.

The Company generated interest income of $0.6 million for the year ended December 31, 2020 as compared to $1.0 million for the year ended December 31, 2019.  The decrease was primarily a result of decreased interest income from the Second A&R Note pursuant to the Forbearance Agreement and payoff of that note in March 2020, decreased interest income from the HC Realty Loan Agreement as a result of the payoff of that note in August 2020, ceasing to accrete interest income on the S&L Note in September 2020, and lower interest rates on our cash deposits.  Interest income for the year ended December 31, 2020 consisted of $26,000 of cash interest income on our cash deposits and income tax receivable, $249,000 of interest on the S&L Note from S&L, $204,000 of cash interest on the Loan to Affiliate, $25,000 of paid in kind interest income on the Second A&R Note from Buyer and $104,000 of accreted interest income on the fair value adjustment to the S&L Note.  The Company generated dividend income of $684,000 for the year ended December 31, 2020 as compared to $157,000 for the prior year.  The increase resulted primarily from the April 3, April 29, and June 29, 2020 acquisitions of additional HC Realty Series B Stock.  During the three month period ended March 31, 2020, the Company received payments from Buyer of $2 million, in aggregate, pursuant to the Forbearance Agreement, the First Forbearance Extension Letter Agreement, and the Second Forbearance Extension Letter Agreement.  The payments were applied to the outstanding principal amount of the Second A&R Note resulting in satisfaction in full of the Second A&R Note pursuant to the terms of the Forbearance Agreement as amended.  As a result of the payments received on the Second A&R Note, the Company recognized a gain of $1.3 million on the payoff of the Second A&R Note during the year ended December 31, 2020. The Company recorded an impairment loss of $833,000 during the year ended December 31, 2020 on the S&L Note as a result of concluding, based on current information and events, including the impact of COVID-19 on S&L’s business and its customers, the Company did not believe it would be able to collect the amount due under the S&L Note and the note was other than temporarily impaired. The Company also recognized a Loss from Affiliate of $0.4 million during both 2020 and 2019 related to the Company’s investment in HC Realty’s common stock that is accounted for under the equity method.

General and administrative expenses of $1.3 million for the year ended December 31, 2020 as compared to $1.1 million for the year ended December 31, 2019.  The increase was primarily due to an increase in legal and professional fees incurred in connection with the Company’s registration statement and amendments with respect to the Rights Offering.  General and administrative expenses for the year ended December 31, 2020 consisted of $570,000 of professional fees, $265,000 of wages, $82,000 of other fees and expenses primarily related to proxy and annual meeting voting and the Company’s registration statement, $78,000 of insurance expense, $83,000 of stock based compensation expense, $40,000 of franchise tax expense, and $184,000 of other operating expenses.  Included in these expenses were one-time legal and professional, printing, and other administrative fees during the year ended December 31, 2020 of $372,000 specifically related to the Company’s registration statement and amendments with respect to the completed Rights Offering.

Our effective tax rate for the year ended December 31, 2020 was effectively 0% due to our net operating loss carryforwards.  Our 2019 effective tax rate was (97.6)% resulting from a tax benefit from unrecognized tax benefits position under FIN 48.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand, cash interest earned on our cash on hand and the S&L Note and dividends from our HC Realty common and Series B Stock. We expect cash on hand to be adequate for ongoing operational expenditures for at least 12 months from the date of these financial statements.  At December 31, 2020, we had $11.4 million in cash and $234,000 in restricted cash.  A portion of our unrestricted and restricted cash is currently held in savings accounts earning approximately 0.05%.  We also received quarterly dividends on our HC Realty common and Series B Stock at annual rates of 5.5% and 10%, respectively. See Note 11 of the Notes to the Financial Statements for a discussion of uncertainties related to COVID-19.

Cash provided by operations was $290,000 in 2020 as compared to $1.4 million in 2019. The decrease was primarily a result of decreased interest income from the Second A&R Note pursuant to the Forbearance Agreement and payoff of that note in March 2020, decreased interest income from the HC Realty Loan Agreement as a result of the payoff of that note in August 2020, and $1.2 million of one-time CDSOA escrow distributions received in 2019. Cash provided by operations for the year ended December 31, 2020 consisted of $479,000 of cash interest income received, $165,000 of dividends on our HC Realty common stock, $477,000 of dividends on our HC Realty Series B Stock, and $494,000 of income tax refund offset by $1.6 million of payments to employees and suppliers. The payments to employees and suppliers primarily consisted of $288,000 of wages and payroll expenses to current management, $715,000 of legal and professional fees, $51,000 of proxy and Rights Offering printing and other fees, and $60,000 of insurance premiums.

Cash used by investing activities in 2020 consisted of the Company’s investment in HC Series B Stock of approximately $8.3 million offset by cash principal payments received on the subordinated secured promissory notes of approximately $2.1 million and principal payments on the Loan Agreement of $2.0 million.

Cash provided by financing activities for year ended December 31, 2020 consisted of proceeds from the issuance of the Company’s common stock in the Rights Offering of approximately $12.7 million.

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

There were no distributions of collected duties to the Company in 2020 or 2019.

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

Critical Accounting Policies

We have chosen accounting policies that are necessary to accurately and fairly report our operational and financial position.  Below are the critical accounting policies that involve the most significant judgments and estimates used in the preparation of our financial statements.

Equity Investments - Long-term investments consist of investments in equity securities where our ownership is less than 50% and the Company has the ability to exercise significant influence, but not control, over the investee.  These investments are classified in “Investment in affiliate” on the balance sheets.  Investments accounted for under the equity method of accounting are initially recorded at cost and subsequently increases or decreases the investment by its proportionate share of the net income or loss and other comprehensive income or loss of the investee. For investments that do not have readily determinable fair values, the Company made an accounting policy election for a measurement alternative.  Upon adoption of ASU 2016-01, the Company carries these investments at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

If the Company believes a decline in market value below cost is other than temporary, a loss is charged to earnings, which establishes a new cost basis for the security.  The Company determination of whether an equity investment is other than temporarily impaired incorporates both quantitative and qualitative information.  The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the length of time expected for recovery, the financial condition of the investee, the reason for decline in fair value, the ability and intent to hold the investment to maturity, and other factors specific to the individual investment.

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

The Company concluded, based on current information and events, including the impact of COVID-19 on S&L’s business and its customers, that the Company did not believe it would be able to collect the amount due under the S&L Note and determined that the note was other than temporarily impaired. The evaluation was generally based on an assessment of the borrower’s financial condition and the adequacy of the collateral securing the S&L Note. Given the facts and circumstances, the Company recorded an impairment loss of $833,000 during the year ended December 31, 2020. The Company further ceased accruing interest and accreting interest income on the fair value discount of the S&L Note on the date in the third quarter of 2020 it determined the note was other than temporarily impaired

Variable Interest Entities (“VIE”) - As a result of both the Asset Sale and the S&L Asset Sale, we have a variable interest in two entities that have been determined to be variable interest entities ("VIE"). If we conclude that we are the primary beneficiary of a VIE, we are required to consolidate it. To determine if we are the primary beneficiary, we evaluate whether we have the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our evaluation includes identification of significant activities and an assessment of our ability to direct those activities based on governance provisions and arrangements to provide or receive product and process technology, product supply, operations services, equity funding, financing, and other applicable agreements and circumstances. Our assessments of whether we are the primary beneficiary of our VIE requires significant assumptions and judgments. We have concluded that we are not the primary beneficiary of the two VIEs as we do not have the power to direct the activities that most significantly impact the VIEs’ economic performance and therefore are not required to consolidate these entities.

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

In preparation of our financial statements, we exercise judgment in estimating the potential exposure to unresolved tax matters and apply a more likely than not criteria approach for recording tax benefits related to uncertain tax positions. While actual results could vary, we believe we have adequate tax accruals with respect to the ultimate outcome of such unresolved tax matters.

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

Item 8.     Financial Statements and Supplementary Data

The financial statements and schedule listed in item 15(a) (1) hereof are incorporated herein by reference and are filed as part of this report.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Based on this evaluation, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective as of December 31, 2020, the end of the period covered by this Annual Report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Information related to our directors is set forth under the caption “Election of Directors” of our proxy statement (the “2021 Proxy Statement”) for our 2021 annual meeting of shareholders. Such information is incorporated herein by reference.

Information relating to compliance with section 16(a) of the Exchange Act is set forth under the caption “Delinquent Section 16(a) Reports” of our 2021 Proxy Statement and is incorporated herein by reference.

Information relating to the Audit Committee and Board of Directors’ determinations concerning whether a member of the Audit Committee of the Board is a “financial expert” as that term is defined under Item 407(d) (5) of Regulation S-K is set forth under the caption “Board and Board Committee Information” of our 2021 Proxy Statement and is incorporated herein by reference.

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

Item 11.    Executive Compensation

Information relating to our executive compensation is set forth under the caption “Executive Compensation” of our 2021 Proxy Statement. Such information is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our information relating to this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” of our 2021 Proxy Statement. Such information is incorporated herein by reference.

Information concerning our equity compensation plan is included in Part II of this report under the caption “Equity Compensation Plan Information.”

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Our information relating to this item is set forth under the captions “Corporate Governance – Review of Transactions with Related Persons” and “Corporate Governance - Board and Board Committee Information” of our 2021 Proxy Statement. Such information is incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services

Our information relating to this item is set forth under the caption “Independent Public Auditors” of our 2021 Proxy Statement. Such information is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a)        Documents filed as a part of this Report:

(1)	The following financial statements are included in this report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2020 and 2019
Statements of Operations for each of the two years in the period ended December 31, 2020
Statements of Changes in Stockholders’ Equity for each of the two years in the period ended December 31, 2020
Statements of Cash Flows for each of the two years in the period ended December 31, 2020
Notes to Financial Statements

(b)	Exhibits:

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (Commission File No. 0-14939) for the quarter ended June 30, 2019).

3.2	By-laws of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed November 20, 2017).

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

10.5	Amendment to 2012 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission Rule No. 0-14938) filed December 30, 2020).

10.6

Form of Stock Option Award under 2012 Incentive Plan (Officers) (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2012). (1)

10.7

Form of Restricted Stock Award under 2012 Incentive Plan (Officers) (time vesting) (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2012). (2)

10.8

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

10.13

Second Forbearance Extension Letter Agreement, dated as of March 6, 2020, by and among Stanley Furniture Company LLC, Stanley Intermediate Holdings LLC, Stanley Furniture Company 2.0, LLC and Churchill Downs Holdings Ltd., and HG Holdings Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed March 12, 2020).

10.14

Subscription Agreement, dated as of April 3, 2020, by and between HC Government Realty Trust, Inc. and HG Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed April 9, 2020).

10.15

Subscription Agreement, dated as of April 9, 2020, by and between HC Government Realty Trust, Inc. and HG Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed April 10, 2020).

10.16

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

101

The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Extensible Business Reporting Language (“XBRL”): (i) balance sheets, (ii) statements of operations, (iii) condensed statements of cash flows, (iv) the notes to the financial statements, and (v) document and entity information. (3)

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

HG HOLDINGS, INC.

March 1, 2021	By:	/s/ Steven A. Hale II
Steven A. Hale II
Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Steven A. Hale II (Steven A. Hale II)	Chairman, Chief Executive Officer and Director	March 1, 2021

/s/Brad G. Garner (Brad G. Garner)	Principal Financial and Accounting Officer	March 1, 2021

/s/Peter M. Sherman (Peter M. Sherman)	Director	March 1, 2021

/s/Jeffrey S. Gilliam (Jeffrey S. Gilliam)	Director	March 1, 2021

HG HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

HG Holdings, Inc.

Charlotte, North Carolina

Opinion on the Financial Statements

We have audited the accompanying balance sheets of HG Holdings, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of S&L Note

Description of Matter

As disclosed in Note 3 to the financial statements, the Company has a reserve on its S&L Note of $1.39 million against a gross balance of $3.27 million at December 31, 2020, which includes a $833,000 impairment recorded in 2020.  The reserve is recorded to reduce the outstanding note receivable to its net realizable value based on a review of the debtor’s economic performance and market conditions, after consideration of the fair value of the Company’s collateral rights (e.g., accounts receivable inventory, property and equipment) and any guarantees.

Auditing the valuation of the reserve is challenging due to the judgment inherent in estimating the fair value of the Company’s collateral rights, which has a significant effect on the measurement of the reserve on the subordinated receivable.

How We Addressed the Matter in Our Audit

Our audit procedures included the following:

●	We obtained an understanding of the internal controls and processes in place over management’s valuation process for subordinated receivables.

●

We obtained support to evaluate the status of collection of scheduled payments on the outstanding S&L Note, analyzed financial reports to identify indicators of debtor’s financial health, and evaluated the estimates of the collateral value.

●	We confirmed the gross S&L Note balance and year-end financial reports directly with the debtor.

We have served as the Company’s auditor since 2019.

/s/ Cherry Bekaert, LLP

Richmond, Virginia

March 1, 2021

HG HOLDINGS, INC.

BALANCE SHEETS

(in thousands, except share data)

	2020	2019
ASSETS
Current assets:
Cash	$11,396	$2,567
Restricted cash	234	233
Interest and dividend receivables	298	91
Prepaid expenses and other current assets	139	176
Income tax receivable	488	735

Total current assets	12,555	3,802

Property, plant and equipment, net	7	7
Investment in affiliate	12,072	4,405
Subordinated notes receivable	1,883	3,379
Loan to affiliate	-	2,000
Other assets	509	494
Deferred tax assets	-	247

Total assets	$27,026	$14,334

LIABILITIES
Current liabilities:
Accounts payable	$3	$7
Accrued salaries, wages and benefits	2	5
Other accrued expenses	58	168
Total current liabilities	63	180

Other long-term liabilities	243	255
Total liabilities	306	435

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 35,000,000 shares authorized, 34,404,556 and 14,946,839 shares issued and outstanding on each respective date	684	294
Capital in excess of par value	29,738	17,370
Retained deficit	(3,702)	(3,765)
Total stockholders’ equity	26,720	13,899
Total liabilities and stockholders’ equity	$27,026	$14,334

The accompanying notes are an integral part

 of the financial statements.

HG HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended
	December 31,
	2020	2019

Operating Expenses

General and administrative expenses	$(1,304)	$(1,133)

Total operating expenses	(1,304)	(1,133)

Interest income	608	1,039
Dividend income	684	157
Gain on sale of closely held stock	-	120
Gain on extinguishment of subordinated note receivable	1,326	-
Loss from affiliate	(418)	(430)
Income from Continued Dumping and Subsidy Offset Act, net	-	1,230
Impairment loss	(833)	(897)

Income from operations before income taxes	63	86

Income tax benefit	-	84

Net income	$63	$170

Basic and diluted income per share:
Net income	$.00	$.01

Weighted average shares outstanding:
Basic	25,004	14,507
Diluted	25,421	14,937

The accompanying notes are an integral part

of the financial statements.

HG HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For each of the two years in the period ended December 31, 2020

(in thousands)

			Capital in	Retained
	Common Stock		Excess of	Earnings
	Shares	Amount	Par Value	(Deficit)	Total
Balance at December 31, 2018	14,712	$294	$17,285	$(3,935)	$13,644

Net income	-	-	-	170	170
Restricted stock forfeited or expired	(182)	-	-	-	-
Stock-based compensation	417	-	85	-	85

Balance at December 31, 2019	14,947	$294	$17,370	$(3,765)	$13,899

Net income	-	-	-	63	63
Issuance of common stock	19,500	390	12,285	-	12,675
Options forfeited or expired	(42)	-	-	-	-
Stock-based compensation	-	-	83	-	83

Balance at December 31, 2020	34,405	$684	$29,738	$(3,702)	$26,720

The accompanying notes are an integral part

of the financial statements.

HG HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2020	2019

Income from continuing operations	$63	$170
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation expense	3	2
Accretion income on notes receivable	(104)	(217)
Stock compensation expense	83	85
Gain on extinguishment of subordinated note receivable	(1,326)	-
Gain on sale of closely held stock	-	(120)
Paid in kind interest on subordinated note receivable	(25)	-
Impairment loss on subordinated note receivable	833	897
Dividends on HC Realty common stock	165	124
Loss from affiliate	418	430
Changes in assets and liabilities:
Prepaid expenses and other current assets	37	47
Interest and dividend receivables	(207)	-
Income tax receivables	247	(247)
Deferred tax assets and other assets	232	232
Accounts payable	(4)	(22)
Accrued salaries and other accrued expenses	(113)	46
Other long-term liabilities	(12)	(32)
Net cash provided by continuing operations	290	1,395

Cash flows from investing activities:
Purchase of property, plant and equipment	(3)	-
Investment in affiliate	(8,250)	(5,000)
New advances on loan receivable from affiliate	-	(2,000)
Principal payments received on subordinated secured notes receivable	2.118	1,824
Principal repayments on loan receivable from affiliate	2,000	-
Proceeds from sale of closely held stock	-	120
Net cash used by investing activities	(4,135)	(5,056)

Cash flows from financing activities:
Issuance of common stock	12,675	-
Net cash provided by financing activities	12,675	-

Net increase (decrease) in cash and restricted cash	8,830	(3,661)
Cash and restricted cash at beginning of period	2,800	6,461
Cash and restricted cash at end of period	$11,630	$2,800

Cash	$11,396	$2,567
Restricted cash	234	233
Cash and restricted cash	$11,630	$2,800

Supplemental Non-Cash Disclosures:
Dividends on investment in affiliate	$200	$150

The accompanying notes are an integral part

of the financial statements

HG HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Significant Accounting Policies

Organization and Basis of Presentation

HG Holdings, Inc.’s (the “Company”) financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

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

As a result of the Asset Sale, the Company had and continues to have no revenue-generating operations. On March 19, 2019, we purchased 300,000 shares of HC Realty’s Common Stock (the “HC Common Stock”) for an aggregate purchase price of $3,000,000 and 200,000 shares of HC Realty’s 10.00% Series B Cumulative Convertible Preferred Stock (the “HC Series B Stock”) for an aggregate purchase price of $2,000,000. On April 3, April 9, and June 29, 2020, the Company entered into subscription agreements with HC Realty, pursuant to which we purchased 100,000, 250,000, and 475,000 shares of Series B Stock, respectively, for an aggregate purchase price of $8,250,000. As a result of these purchases, we currently own approximately 36.4% of the as-converted equity interest of HC Realty.

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

As a result of these investments, our sources of income include dividends on HC Realty Series B Stock and interest paid on cash and subordinated secured promissory notes.  The Company believes that the revenue generating from these sources in addition to the cash on hand is sufficient to fund operating expenses for at least 12 months from the date of these financial statements.  On June 19, 2020, the Company raised $12,675,000, the maximum gross proceeds possible, through its rights offering (the “Rights Offering”) which concluded on June 19, 2020. Pursuant to the Rights Offering, the Company distributed non-transferable rights to purchase 19,500,000 shares of its common stock at a purchase price of $0.65 per share to stockholders of record as of May 18, 2020. As a result of the rights offering, the Company issued 19,500,000 new shares of common stock.  On June 29, 2020, the Company used $4.75 million of the proceeds of the rights offering to purchase additional HC Realty Series B Stock.  The Company intends to use the remaining proceeds of the Rights Offering to provide additional cash for acquisitions, which may include purchasing additional HC Series B Stock, HC Common Stock or debt of HC Realty.

Cash

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash includes collateral deposits required under the Company’s letter of credit agreement, which expires in June 2021, to guarantee the Company’s workers compensation insurance policy. The restricted cash balance is expected to mature over the next six months. As of December 31, 2020, there was no outstanding balance on the letter of credit agreement.

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

Subordinated Notes Receivable

In accordance with ASC 810-40-5, upon the sale of substantially all of the assets the Company recorded a gain on the deconsolidation of a group of assets based on the difference between the fair value of the consideration received and the carrying amount of the group of assets. As the Original Note was part of the consideration received, the Company recorded the Original Note at its fair value on March 2, 2018. The fair value of the Original Note was estimated using discounted cash flow analyses, using market rates at the acquisition date that reflect the credit and inherent rate-risk inherent in the Original Note. The discount resulting from the fair value adjustment was recorded as a direct reduction to the original principal balance and amortized to interest income using the effective interest method. As of the date of the assignment and transfer from the Buyer to S&L, it was determined that the Original Note was extinguished and therefore both the A&R Note and the S&L Note were measured based on their fair value in accordance with Emerging Issues Task Force (EITF) – Creditors Accounting for Modification or Exchange of Debt Instruments.  The discounts resulting from the fair value adjustments for the A&R Note and the S&L Note were recorded as a direct reduction to the original principal balance and amortized to interest income using the effective interest method.  When impairment is determined to be probable, the measurement will be based on the fair value of the collateral securing the notes.  The determination of impairment involves management’s judgment and the use of market and third-party estimates regarding collateral values.  During 2020 management determined that S&L Note was other than temporarily impaired and recorded an impairment loss of $833,000.

Property, Plant and Equipment

Depreciation of property, plant and equipment is computed using the straight-line method based upon the estimated useful lives. Depreciation expense is charged to general and administrative expenses. Gains and losses related to dispositions and retirements are included in income. Maintenance and repairs are charged to expense as incurred; renewals and betterments are capitalized. Assets are reviewed for possible impairment when events indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of property, plant and equipment, which could result in impairment charges in future periods. Our depreciation policy reflects judgments on the estimated useful lives of assets. Our long-lived assets were tested for impairment at December 31, 2020 and determined that the long-lived assets were not impaired.

Equity Investments

Long-term investments consist of investments in equity securities where our ownership is less than 50% and the Company has the ability to exercise significant influence, but not control, over the investee.  These investments are classified in “Investment in affiliate” on the balance sheets.  Investments accounted for under the equity method of accounting are initially recorded at cost and subsequently increases or decreases the investment by its proportionate share of the net income or loss and other comprehensive income or loss of the investee. For investments that do not have a readily determinable fair value, the Company made an accounting policy election for a measurement alternative.   Upon adoption of ASU 2016-01, the Company carries these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transaction for the identical or a similar investment of the same issuer. The Company reviews its equity securities without readily determinable fair values on a regular basis to determine if the investment is impaired. For purposes of this assessment, the Company considers the investee’s cash position, liquidity, earnings and revenue outlook, equity position, and ownership, among other factors, in its review.  If management’s assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in current earnings an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Changes in such estimates may affect amounts reported in future periods.

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

2.     Property, Plant and Equipment

	Depreciable
	lives			(in thousands)
	(in years)			2020	2019
Computers and equipment	3	to	7	$10	$7
Furniture and fixtures	5	to	7	3	3
Property, plant and equipment, at cost				13	10
Less accumulated depreciation				6	3
Property, plant and equipment, net				$7	$7

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

Despite Buyer paying interest quarterly in advance on the Second A&R Note, the Company concluded during the second quarter of 2019, based on the then current information and events in the Buyer’s business, that the Company did not believe it would be able to collect the entire amount due according to the Second A&R Note and determined that the note was other than temporarily impaired. The evaluation was generally based on an assessment of the borrower’s financial condition and the adequacy of the collateral securing the Second A&R Note. Given the facts and circumstances present during the second quarter of 2019, the Company recorded an impairment loss of $897,000 in the second quarter of 2019 resulting in the carrying value of the A&R Note decreasing to $1.3 million as of June 30, 2019. On August 21, 2019, the Company delivered a notice of default to Buyer under the Second A&R Note. The Company delivered this notice after receiving information from Alterna that Buyer was then in default under its credit facility with Alterna.

On October 31, 2019, the Company entered into a Forbearance Agreement with the Buyer and certain affiliates (the “Loan Parties”) pursuant to which the Company agreed, subject to certain conditions, to forbear until February 24, 2020 from exercising its rights and remedies under the Second A&R Note issued by Buyer to the Company. On February 24, 2020, the Company and the Loan Parties entered into a letter agreement (the “Forbearance Extension Letter Agreement”) extended the outside termination date for the forbearance period under the Forbearance Agreement from February 24, 2020 to February 26, 2020. The other terms and conditions of the Forbearance Agreement remained the same. The forbearance period terminated on February 26, 2020 under the terms of the Forbearance Extension Letter Agreement and Forbearance Agreement.

The Company received payments on January 31, 2020, February 28, 2020, and March 4, 2020 of $130,000, $200,000 and $350,000, respectively, of the principal amount on the Second A&R Note from the Buyer.

On March 6, 2020, the Company and the Loan Parties entered into a letter agreement (the “Second Forbearance Extension Letter Agreement”) extended, subject to certain conditions, the outside termination date from February 26, 2020 to March 17, 2020. The extension of the outside termination and the effectiveness of the Second Forbearance Extension Letter Agreement was conditioned on Buyer making payments to be applied to the outstanding principal balance of the Second A&R Note of $250,000 on or before March 12, 2020 and $750,000 on or before March 13, 2020. The Second Forbearance Extension Letter Agreement also required the Buyer to make an additional $391,970 payment on or before March 17, 2020 to be applied to the outstanding principal balance of the Second A&R Note. The other terms and conditions of the Forbearance Agreement remained the same.

On March 12 and 13, 2020, the Company received payments from Buyer of $250,000 and $750,000, respectively, pursuant to the Second Forbearance Extension Letter Agreement which payments were applied to the outstanding principal amount of the Second A&R Note.

On March 16, 2020, the Company received payment of $392,000 from the Buyer resulting in satisfaction in full of the Second A&R Note pursuant to the terms of the Forbearance Agreement as amended. As a result of the payments received from Buyer in the first quarter of 2020 on the Second A&R Note, the Company recognized a gain of $1.3 million on the payoff of the Second A&R Note during the first quarter of 2020.

The Company did not receive any cash interest payments during the year ended December 31, 2020 as interest for the quarter was paid in advance on December 31, 2019 and recorded as a principal payment.

A reconciliation of the activity in the Second A&R Note for the years ended December 31, 2020 and 2019 is as follows (in thousands):

	Principal	Discount	Balance
Balance at January 1, 2019	$3,376	$(1,012)	$2,364
Principal payments	(812)	-	(812)
Impairment	-	(897)	(897)
Accretion of discount	-	54	54
Balance at December 31, 2019	$2,564	$(1,855)	$709
Interest paid-in-kind	25	-	25
Gain on settlement of debt	(529)	1,855	1,326
Principal payments	(2,060)	-	(2,060)
Balance at December 31, 2020	$-	$-	$-

S&L Note

The S&L Note had a principal amount of $4.4 million as of the assignment date. The S&L Note matures on March 2, 2023, at which time the total principal amount is due. Interest on the S&L Note accrues at a fixed rate of 10% per annum. Cash interest payments of $252,000 and $356,000 were accrued or received during the years ended December 31, 2020 and 2019, respectively. During the years ended December 31, 2020 and 2019, the Company received $58,000 and $1,011,000 of principal payments on the S&L Note, respectively.

At the assignment date, the Company evaluated the fair value of the S&L Note. The Company recorded accreted interest income on the fair value adjustment of the S&L Note of $104,000 and $163,000 for the years ended December 31, 2020 and 2019, respectively.

The Company recorded an impairment loss of $833,000 and $0 during the years ended December 31, 2020 and 2019.  Accordingly, the Company ceased accruing interest and accreting interest income on the fair value discount of the S&L Note on the date in the third quarter of 2020 the Company determined the note was other than temporarily impaired.  The Company recognized the interest payments of $58,000 received in the fourth quarter 2020 as reductions of the principal balance of the S&L Note.

As of December 31, 2020, the Company concluded that the estimated fair market value of the S&L Note will provide adequate cash required to repay the $1.9 million carrying value of the S&L Note.  The Company’s estimated fair value of the S&L Note is based upon the estimated fair value of the collateral securing the note, namely cash, accounts receivables, and inventory.  The determination of fair value involves management’s judgment, including analysis of the impact of COVID-19 on S&L’s business and its customers, and the use of market and third-party estimates regarding collateral values.  These collateral value estimates are based on the three-level valuation hierarchy for fair value for fair value measurement and represent Level 1 and 2 inputs.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities.  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

A reconciliation of the activity in the S&L Note for the years ended December 31, 2020 and 2019 is as follows (in thousands):

	Principal	Discount	Balance
Balance at January 1, 2019	$4,340	$(822)	$3,518
Principal payments	(1,011)	-	(1,011)
Accretion of discount	-	163	163
Balance at December 31, 2019	$3,329	$(659)	$2,670
Principal payments	(58)	-	(58)
Accretion of discount	-	104	104
Impairment	-	(833)	(833)
Balance at December 31, 2020	$3,271	$(1,388)	$1,883

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

The Loan Agreement was to mature on March 19, 2022.  Interest on the Loan Agreement accrued at a rate of 14% per annum.

On August 14, 2020, pursuant to the terms of the Loan Agreement, HC Realty’s operating partnership repaid the loan in full, including all accrued interest and make whole interest. Interest earned for the years ended December 31, 2020 and 2019 was $204,000 and $223,000, respectively.

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

The following table summarizes the Company’s investment in HC Realty as of the two years ended December 31, 2020 (in thousands):

	Ownership %		Investment in Affiliate Balance		Loss recorded in the Consolidated Statements of Operations (b)
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019	2020	2019

HC Realty Series B Stock (a)	28.7%	7.9%	$10,250	$2,000	$-	$-
HC Realty common stock	7.7%	8.5%	1,822	2,405	(418)	(430)
Total	36.4%	16.4%	$12,072	$4,405	$(418)	$(430)

(a)

Represents investments in shares of HC Realty preferred stock with a basis of $10.25 million. Each share of preferred stock can be converted into one share of HC Realty common stock at a conversion price equal to the lesser of $9.10 per share or the fair market value per share of HC Realty common stock, subject to adjustment upon the occurrence of certain events.

(b)

Loss from these investments is included in “Loss from affiliate” in the statements of operations. Since HC Realty is a Real Estate Investment Trust and not a taxable entity, the loss is not reported net of taxes.

The Company’s investment in HC Realty common stock is accounted for under the equity method of accounting. For portions of the year ended December 31, 2020, the Company owned less than 20% of the fully diluted shares outstanding. The Company determined that accounting for the investment in HC Realty common stock under the equity method was appropriate for the portion of time the Company owned less than 20% because the Company holds significant influence of HC Realty.

6.     Income Taxes

The provision for income tax (benefit) expense consists of (in thousands):

	2020	2019
Current:
Federal	$(247)	$-
State	-	(84)
Total current	(247)	(84)
Deferred:
Federal	247	-
State	-	-
Total deferred	247	-
Income tax (benefit) expense from continuing operations	$-	$(84)

A reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate follows:

	2020	2019
Federal statutory rate	21.0%	21.0%
State tax, net of federal benefit	(0.1)	3.8
Deferred correction – State NOLs	(359.7)	(122.7)
Permanent differences	2.3	-
Valuation allowance increase	360.4	(3.9)
Other, net	(24.0)	4.3
Effective income tax rate	-%	(97.6)%

The income tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31 follow (in thousands):

	2020	2019
Noncurrent deferred tax assets:
Equity method investment	$195	$99
Other accrued expenses	33	32
Notes receivable fair value adjustment	319	578
Employee benefits	50	65
Capital loss carryforward	11	-
AMT credit	-	247
Net operating loss	7,861	7,726
Gross non-current deferred tax assets	8,469	8,747

Noncurrent deferred tax liabilities:
Property, tax, and equipment	$(1)	$(1)
Non-taxable dividends	(193)	-
Valuation allowance	(8,275)	(8,499)
Gross non-current deferred tax liabilities	(8,469)	(8,500)

Net noncurrent deferred tax assets	$-	$247

We have U.S. federal net operating loss carryforwards of approximately $35.3 million which are available to reduce future taxable income. The federal net operating loss will begin expiring in 2033. We have combined state net operating loss carryforwards of $22.5 million that will expire at various times beginning in 2027.

During 2020, we recorded a non-cash credit to our valuation allowance of approximately $226,000 against our December 31, 2020 deferred tax assets.  The primary assets which are covered by this valuation allowance are employee benefits and net operating losses in excess of the amounts which can be carried back to prior periods. The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance.  Our results over the most recent four-year period were heavily affected by our business restructuring activities. Our cumulative loss represented sufficient negative evidence to require a valuation allowance.  We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal, resulting in no deferred tax asset balance being recognized.  Should we determine that we will not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

The unrecognized tax benefits activity for the year ended December 31 follows (in thousands):

	2020	2019
Unrecognized tax benefits balance at January 1	$157	$241
Gross decrease in tax positions of prior years	-	(84)
Unrecognized tax benefits balance at December 31	$157	$157

Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $157,000 at December 31, 2020 and 2019. The 2013 through 2019 tax years remain open to examination by major taxing jurisdictions.

7.       Stockholders’ Equity

In addition to common stock, authorized capital includes 1,000,000 shares of “blank check” preferred stock. None was outstanding during the two years ended December 31, 2020. The Board of Directors (“Board”) is authorized to issue such stock in series and to fix the designation, powers, preferences, rights, limitations and restrictions with respect to any series of such shares. Such “blank check” preferred stock may rank prior to common stock as to dividend rights, liquidation preferences or both, may have full or limited voting rights and may be convertible into shares of common stock.

Basic and diluted earnings per share are calculated using the following share data (in thousands):

	2020	2019
Weighted average shares outstanding for basic calculation	25,004	14,507
Dilutive effect of restricted stock	417	430
Weighted average shares outstanding for diluted calculation	25,421	14,937

For the year ended December 31, 2020 there were no stock awards excluded from the diluted per share calculation. For the year ended December 31, 2019, approximately 42,000 stock awards were excluded from the diluted per share calculation as they would be anti-dilutive.

From time to time, we will repurchase common shares that are tendered by recipients of restricted stock awards to satisfy tax withholding obligations on vested restricted stock. There were no repurchases during 2020 or 2019.

In July 2012, the Board authorized the purchase of up to $5.0 million of our common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices the Company deems appropriate. No repurchases of our common stock were made in 2020 or 2019. The Board does not intend to repurchase any additional shares of our common stock under this authorization.

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

The Company entered into Amendment No. 1, dated January 30, 2017, to the Rights Agreement. This amendment amends the definition of Acquiring Person in the Rights Agreement to exclude any member of the Hale Group (Hale Partnership Fund, LP and certain affiliates that are parties to the agreement (Hale Agreement) dated January 30, 2017 with the Company), provided that any purchases made by members of the Hale Group after December 5, 2016 are made in compliance with Section 1(h) of the Hale Agreement. The Company entered into Amendment No 2, dated December 5, 2019, to the Rights Agreement. This amendment amends the definition of “Expiration Time” to provide that, unless otherwise expiring under the terms of the existing definition, the Rights Agreement will expire (i) at the close of business on the day after the Company’s 2020 annual meeting of stockholders unless the Company’s stockholders approve the amendment to the definition of “Expiration Time” in this amendment or (ii) the close of business on December 5, 2022 (unless the Company’s NOLs are utilized prior to that date). At the Company’s 2020 annual meeting of stockholders, the Company’s stockholders approved the amendment to the definition of “Expiration Time” under Amendment No. 2.

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

8.       Stock Based Compensation

The Stanley Furniture Company, Inc. 2012 Incentive Compensation Plan (Incentive Compensation Plan) provides for the granting of performance grants, performance shares, stock options, restricted stock, restricted stock units, and stock appreciation rights to employees and certain service providers. Under this plan, the aggregate number of common shares that may be issued through awards of any form is 1.6 million. In addition, shares authorized under the 2008 Incentive Compensation Plan are also available for issuance under the Incentive Compensation Plan if they are unissued or subsequently expire, are forfeited or terminate unexercised. As of December 2020, there are 1.2 million shares remaining available for future issuance under equity compensation plans.

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

The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. No options were granted in 2020 or 2019.

Stock option activity for the two years ended December 31, 2020, follows:

	Number of shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	63,197	$7.01	1.8
Cancelled/Forfeited	(20,914)	$8.64

Outstanding at December 31, 2019	42,283	$6.20	.8

Cancelled/Forfeited	(36,071)	$5.54
Expired	(6,212)	$10.01

Outstanding at December 31, 2020	-	$-	-	$-

Exercisable at December 31, 2020	-	$-	-	$-

There were no stock options exercised in 2020 or 2019.

Restricted Stock

The restricted stock awards are accounted for as “non-vested equity shares” until the awards vest or are forfeited. In general, restricted stock awards for employees are time vested or performance vested and for non-employee directors vest at the end of their current term on the Board. The fair value of each share of restricted stock is the market price of our stock on the grant date. The fair value of each time vested award is amortized into compensation expense on a straight-line basis between the award date and the vesting date. Performance based awards are amortized into stock compensation expense based on the probability of meeting the performance criteria. In 2020 and 2019, 12,931 and 30,354 of restricted stock awards vested and were released, respectively.

The following table summarizes information about restricted stock awards for the two years ended December 31, 2020:

	Number of shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2019	204,575	$0.83
Vested	(30,354)	1.81
Granted	416,666	0.60
Cancelled/Forfeited/Expired	(161,290)	0.62

Outstanding at December 31, 2019	429,597	$0.61
Vested	(12,931)	1.16
Granted	-	-
Cancelled/Forfeited/Expired	-	-

Outstanding at December 31, 2020	416,666	$0.60

As of December 31, 2020, there was $124,000 of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average remaining vesting period of 1.5 years.

9.      Income for Continued Dumping and Subsidy Offset Act (CDSOA)

The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection (Customs) for imports covered by antidumping duty orders entering the United States through September 30, 2007 to qualified domestic producers. In 2020 and 2019, we received $0 and $1.2 million, respectively, in distributions of funds collected on antidumping duty orders entering the United States prior to September 2007.

10.     Commitments and Contingencies

Our leased facility includes our corporate office space. The lease for office space is month to month. Rental expense charged to operations was $29,000 and $29,000 in 2020 and 2019, respectively.

We currently have letters of credit to cover estimated exposures, most notably with workman’s compensation claims. This agreement requires us to maintain a compensating balance with the issuer for the amounts outstanding. We currently have letters of credit outstanding in the amount of $230,000. The compensating balance amount is reflected as restricted cash on the balance sheet.

In the normal course of business, we are involved in claims and lawsuits, none of which currently, in management’s opinion, will have a material adverse effect on our Financial Statements.

11.     Uncertainties

On March 11, 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have had a significant adverse impact upon many sectors of the economy.

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

The Company continues to evaluate the impact of these measures on our operational and financial performance, specifically the impact on Stone & Leigh and HC Realty’s operations.  While, the Company has not experienced any adverse impacts with respect to the payment of interest on the S&L Note as of December 31, 2020, COVID-19 has significantly impacted S&L’s operations and its customers.  As a result of an assessment of the borrower’s financial condition, including the impact of COVID-19 to its operations, and the adequacy of the collateral securing the S&L Note, the Company determined during third quarter of 2020 that the S&L Note was other than temporarily impaired.  The Company recorded an impairment loss of $833,000 on the S&L Note during the year ended December 31, 2020.

 As of December 31, 2020, the Company has not experienced any adverse impacts to the payment of HC Realty’s common and Series B Stock dividends.