Form 10-Q
period 2021-03-31
HG Holdings, Inc.
filed 2021-05-06
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 5, 2021, 34,404,556 shares of common stock of HG Holdings, Inc., par value $.02 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HG HOLDINGS, INC.

BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash	$12,078	$11,396
Restricted cash	234	234
Interest and dividend receivables	298	298
Prepaid expenses and other current assets	130	139
Income tax receivable	-	488
Total current assets	12,740	12,555

Property, plant and equipment, net	7	7
Investment in affiliate	11,915	12,072
Subordinated notes receivable	1,776	1,883
Other assets	542	509
Total assets	$26,980	$27,026

LIABILITIES
Current liabilities:
Accounts payable	$17	$3
Accrued salaries, wages and benefits	3	2
Other accrued expenses	167	58
Total current liabilities	187	63

Other long-term liabilities	240	243
Total liabilities	427	306

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 35,000,000 shares authorized and 34,404,556 shares issued and outstanding on each respective date	684	684
Capital in excess of par value	29,759	29,738
Retained deficit	(3,890)	(3,702)
Total stockholders’ equity	26,553	26,720
Total liabilities and stockholders’ equity	$26,980	$27,026

The accompanying notes are an integral part of the financial statements.

HG HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months
	Ended
	March 31,	March 31,
	2021	2020

Operating Expenses

General and administrative expenses	$(340)	$(439)

Other income/expenses

Interest income	12	224
Dividend income	256	50
Gain on settlement of subordinated note receivable	-	1,326
Loss from affiliate	(116)	(108)

(Loss) income from operations before income taxes	(188)	1,053

Income tax benefit	-	-

Net (loss) income	$(188)	$1,053

Basic and diluted (loss) income per share:
Net (loss) income	$(.01)	$.07

Weighted average shares outstanding:
Basic	33,988	14,517
Diluted	33,988	14,947

The accompanying notes are an integral part of the financial statements.

HG HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2021	2020

Net (loss) income from operations	$(188)	$1,053
Adjustments to reconcile net (loss) income from operations to net cash flows from operating activities:
Accretion income on notes receivable	-	(37)
Stock compensation expense	21	21
Paid in kind interest on subordinated note receivable	-	(25)
Gain on settlement of subordinated note receivable	-	(1,326)
Dividends on HC Realty common stock	41	41
Loss from affiliate	116	108
Changes in assets and liabilities:
Prepaid expenses and other current assets	9	(34)
Income tax receivable	488	(247)
Deferred tax assets and other assets	(33)	246
Accounts payable	14	(6)
Other accrued expenses	110	82
Other long-term liabilities	(3)	-
Net cash provided by (used in) operations	575	(124)

Cash flows from investing activities:
Principal payments received on subordinated secured notes receivable	107	2,062
Net cash provided by investing activities	107	2,062

Net increase in cash and restricted cash	682	1,938
Cash and restricted cash at beginning of period	11,630	2,800
Cash and restricted cash at end of period	$12,312	$4,738

Cash	$12,078	$4,505
Restricted cash	234	233
Cash and restricted cash	$12,312	$4,738

Supplemental Non-Cash Disclosures:
Dividends on investment in affiliate	$256	$100

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

On September 6, 2018, as previously reported on Form 8-K filed by the Company with the Securities and Exchange Commission on September 12, 2018, Stanley Furniture Company LLC, formerly Churchill Downs, LLC (“Buyer”) sold certain of its assets, including certain inventory of the Stone & Leigh tradename (the “S&L Asset Sale”), to Stone & Leigh, LLC (“S&L”), a newly formed limited liability company owned by a group which includes Matthew W. Smith, the Company’s former interim Chief Executive Officer. As a part of the S&L Asset Sale, Buyer assigned to S&L certain of its rights and obligations under the $7.4 million subordinated secured promissory note payable to the Company (“Original Note”).

As a result of the S&L Asset Sale, we had a variable interest in one entity that has been determined to be a variable interest entity ("VIE"). If we conclude that we are the primary beneficiary of a VIE, we are required to consolidate it. To determine if we are the primary beneficiary, we evaluate whether we have the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our evaluation includes identification of significant activities and an assessment of our ability to direct those activities based on governance provisions and arrangements to provide or receive product and process technology, product supply, operations services, equity funding, financing, and other applicable agreements and circumstances. Our assessments of whether we are the primary beneficiary of our VIE requires significant assumptions and judgments. We have concluded that we are not the primary beneficiary of the VIE as we do not have the power to direct the activities that most significantly impact the VIE’s economic performance and therefore are not required to consolidate the entity.

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

On April 3, April 9, and June 29, 2020, the Company entered into subscription agreements with HC Realty, pursuant to which we purchased 100,000, 250,000, and 475,000 shares of Series B Stock, respectively, for an aggregate purchase price of $8,250,000. As a result of these purchases, the Company owns approximately 36.4% of the as converted equity interest of HC Realty as of March 31, 2021.

As of March 31, 2021, HC Realty owned and operated a portfolio of 24 single-tenant properties leased entirely to the United States of America for occupancy by federal agencies including the Federal Bureau of Investigation, the Drug Enforcement Administration, the Social Security Administration and the Department of Transportation.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments in ASU 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendment is effective for public entities for annual reporting periods beginning after December 15, 2022. Early application is permitted for reporting periods beginning after December 15, 2018, although the Company has not opted to do so. The Company does not anticipate the adoption of ASU 2016-13 to have a material impact to the financial statements.

2.	Subordinated Notes Receivable

The Company received a $7.4 million subordinated secured promissory note from the Buyer as partial consideration for the sale of substantially all of our assets during the first quarter of 2018. On September 6, 2018, the Buyer sold certain of its assets, including certain inventory and the Stone & Leigh tradename to S&L, which is owned by a group which includes Matthew W. Smith, the Company’s former interim Chief Executive Officer. As a part of the S&L Asset Sale, the Buyer assigned to S&L certain of its rights and obligations under the Original Note. In connection with the assignment, the Company entered into an Amended and Restated Subordinated Secured promissory note with the Buyer (the “A&R Note”) and a new Subordinated Secured Promissory Note with S&L (the “S&L Note”). The A&R Note had a principal amount as of the assignment date of $3.3 million.

A&R Note

On October 31, 2019, the Company entered into a Forbearance Agreement with the Buyer and certain affiliates (the “Loan Parties”) pursuant to which the Company agreed, subject to certain conditions, to forbear until February 24, 2020 from exercising its rights and remedies under the Second Amended and Restated Subordinated Secured Promissory Note (the “Second A&R Note”) issued by Buyer to the Company. On February 24, 2020, the Company and the Loan Parties entered into a letter agreement (the “Forbearance Extension Letter Agreement”) extending the outside termination date for the forbearance period under the Forbearance Agreement from February 24, 2020 to February 26, 2020. The other terms and conditions of the Forbearance Agreement remained the same. The forbearance period terminated on February 26, 2020 under the terms of the Forbearance Extension Letter Agreement and Forbearance Agreement.

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

S&L Note

The S&L Note had a principal amount of $4.4 million as of the assignment date. The S&L Note matures on March 2, 2023, at which time the total principal amount is due. Interest on the S&L Note accrues at a fixed rate of 10% per annum. Cash interest payments of $0 and $83,000 were accrued or received during the three months ending March 31, 2021 and 2020, respectively. During the three months ending March 31, 2021 and 2020, the Company received $107,000 and $2,000 of principal payments on the S&L Note, respectively.

At the assignment date, the Company evaluated the fair value of the S&L Note. The Company recorded accreted interest income on the fair value adjustment of the S&L Note of $37,000 for the three months ending March 31, 2020.

As a result of the Company’s recording of impairment losses in prior quarters, based on current information and events, including the impact of COVID-19 on S&L’s business and its customers, the Company ceased accreting interest income on the fair value discount of the S&L Note on the date in the third quarter of 2020 it determined the note was other than temporarily impaired. The Company recognized interest payments of $107,000 received in the first quarter 2021 as reductions of the principal balance of the S&L Note.

As of March 31, 2021, the Company concluded that the estimated fair market value of the S&L Note will provide adequate cash required to repay the $1.8 million carrying value of the S&L Note. The Company’s estimated fair value of the S&L Note is based upon the estimated fair value of the collateral securing the note, namely cash, accounts receivables, and inventory. The determination of fair value involves management’s judgment, including analysis of the impact of COVID-19 on S&L’s business and its customers, and the use of market and third-party estimates regarding collateral values. These collateral value estimates are based on the three-level valuation hierarchy for fair value for fair value measurement and represent Level 1 and 2 inputs. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

A reconciliation of the activity in the S&L Note for the three months ending March 31, 2021 is as follows (in thousands):

	Principal	Discount	Balance
Balance at January 1, 2021	$3,271	$(1,388)	$1,883
Accretion of discount	-	-	-
Principal payments	(107)	-	(107)
Balance at March 31, 2021	$3,164	$(1,388)	$1,776

3.	Loan to Affiliate

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

On August 14, 2020, pursuant to the terms of the Loan Agreement, HC Realty’s operating partnership repaid the loan in full, including all accrued interest and make whole interest. Interest earned for the three months ending March 31, 2020 was $71,000.

4.	Investment in Affiliate

HC Realty’s 10.00% Series B Cumulative Convertible Preferred Stock (the “Series B Stock”)is not deemed to be in-substance common stock and is accounted for using the measurement alternative for equity investments with no readily determinable fair value. The Series B Stock will be reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments issued by HC Realty.

The following table summarizes the Company’s investment in HC Realty as of March 31, 2021 and December 31, 2020 (in thousands):

	Ownership %		Investment in Affiliate Balance		Loss recorded in the Statements of Operations (b)
					For the Three Months Ended March 31,
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	2021	2020

HC Realty Series B Stock (a)	28.7%	28.7%	$10,250	$10,250	$-	$-
HC Realty common stock	7.7%	7.7%	1,665	1,822	(116)	(108)
Total	36.4%	36.4%	$11,915	$12,072	$(116)	$(108)

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

The Company’s investment in HC Realty common stock is accounted for under the equity method of accounting.

5.	Income taxes

During the three months ended March 31, 2021, the Company recorded a non-cash credit to its valuation allowance of $16,000 increasing its valuation allowance against deferred tax assets to $8.3 million as of March 31, 2021. The primary assets covered by this valuation allowance are net operating losses, which are approximately $35.3 million at March 31, 2021. The Company did not make any cash payments for income tax in the three month periods ended March 31, 2021 and 2020 due to its net operating loss carryforwards.

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

As of March 31, 2021, the Company has no deferred tax assets not covered by a valuation allowance. During the three months ended March 31, 2021, the Company received the income tax refund resulting from the AMT credit.

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

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (in thousands):

	Three Months Ended
	March 31,	March 31,
	2021	2020
Weighted average shares outstanding for basic calculation	33,988	14,517
Add: Effect of dilutive stock awards	-	430
Weighted average shares outstanding, adjusted for diluted calculation	33,988	14,947

For the three month period ended March 31, 2021, the dilutive effect of stock options and restricted awards was not recognized since we had a net loss. For the three month period ended March 31, 2021, approximately 417,000 stock awards were excluded from the diluted per share calculation as they would be anti-dilutive.

The Company will repurchase common shares from time to time that are tendered by recipients of restricted stock awards to satisfy tax withholding obligations on vested restricted stock. There were no such repurchased shares during the current or prior three month periods.

On June 19, 2020, the Company issued 19,500,000 shares of its common stock at a purchase price of $0.65 per share to stockholders of record as of May 18, 2020 in connection with its rights offering.

A reconciliation of the activity in Stockholders’ Equity accounts for the three months ended March 31, 2021 is as follows (in thousands):

		Capital in
	Common	Excess of	Retained
	Stock	Par Value	Deficit
Balance at January 1, 2021	$684	$29,738	$(3,702)
Net loss	-	-	(188)
Stock-based compensation expense	-	21	-
Balance at March 31, 2021	$684	$29,759	$(3,890)

A reconciliation of the activity in Stockholders’ Equity accounts for the three months ended March 31, 2020 is as follows (in thousands):

		Capital in
	Common	Excess of	Retained
	Stock	Par Value	Deficit
Balance at January 1, 2020	$294	$17,370	$(3,765)
Net income	-	-	1,054
Stock-based compensation expense	-	21	-
Balance at March 31, 2020	$294	$17,391	$(2,711)

7.	Uncertainties

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

The Company continues to evaluate the impact of these measures on our operational and financial performance, specifically the impact on Stone & Leigh and HC Realty’s operations.  While, the Company has not experienced any adverse impacts with respect to the contractual payments on the S&L Note as of March 31, 2021, COVID-19 has significantly impacted S&L’s operations and its customers.

As of March 31, 2021, the Company has not experienced any adverse impacts to the payment of HC Realty’s common and Series B Stock dividends.

8.	Subsequent Events

On April 20, 2021, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with National Consumer Title Insurance Company, a Florida corporation (“NCTIC”), National Consumer Title Group LLC, a Florida limited liability company (“NCTG”), Southern Fidelity Insurance Company, a Florida corporation (“SFIC”), Southern Fidelity Managing Agency, LLC, a Florida limited liability company (“SFMA”), and Preferred Managing Agency, LLC, a Florida limited liability company (“PMA” and together with SFIC and SFMA, each, a “Seller” and collectively, the “Sellers”). Under the Purchase Agreement, the Company is purchasing 100% of the stock of NCTIC and 100% of the membership interest in NCTG for $5.5 million, less the debt of NCTIC and NCTG, subject to a customary working capital adjustment (the “Purchase Price”). The Company will also pay up to $75,000 of the transaction expenses of the Sellers, with any such expenses above that amount being deducted from the Purchase Price. The Company expects to fund these amounts from cash on hand.

Assuming the transaction closes, under the Purchase Agreement, the Company will effectively be purchasing (i) 100% of the stock of NCTIC, a Florida title insurer formed in 2017, and (ii) a 100% membership interest in NCTG, which owns a 50% non-controlling membership interest in Title Agency Ventures, LLC (“TAV”), and by virtue thereof, owns 50% of the membership interest in Omega National Title Agency (“Omega”), also a Florida based title agency. NCTIC provides title insurance, closing and/or escrow services and similar or related services in the state of Florida in connection with residential real estate transactions. Omega operates 10 title agency locations in Florida providing title agency services for residential real estate transactions.

As a closing condition, all necessary regulatory approvals and governmental consents must be obtained, including those from the Florida Office of Insurance Regulation.  Further, the consummation of the transactions contemplated by the Purchase Agreement is subject to certain specified closing conditions, including the receipt of certain third-party consents or approvals, the absence of a “material adverse effect” with respect to the NCTIC, NCTG, Omega and TAV (taken as a whole), and other customary closing conditions, including the accuracy of each party’s representations and warranties and each party’s compliance with its obligations and covenants under the Purchase Agreement. The Purchase Agreement also provides the Sellers and the Company with customary termination rights, including the right to terminate the Purchase Agreement if (to no fault of the terminating party) the closing conditions are not fulfilled by 120 days after the signing date. The transactions contemplated by the Purchase Agreement are not subject to any additional approvals by the Sellers’ owners or the Company’s stockholders.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of March 31, 2021, our sources of income include dividends on HC Realty Series B Stock, and interest paid on our cash deposits and the S&L Note. The Company believes that the revenue generating from these sources, dividends paid on HC Realty Common Stock, and cash on hand is sufficient to fund operating expenses for at least 12 months from the date of these financial statements.

The Company continues to pursue acquisition opportunities which will allow us to potentially derive benefit from the Company’s net operating loss carryforwards and also create appropriate risk adjusted returns for shareholders.

Results from Operations

Three Months Ended March 31, 2021

The Company generated interest income of $12,000 and $224,000 for the three month periods ending March 31, 2021 and 2020, respectively. The decrease was primarily a result of decreased interest income from the Second A&R Note pursuant to the Forbearance Agreement and payoff of that note in March 2020, decreased interest income from the HC Realty Loan Agreement as a result of the payoff of that note in August 2020, ceasing to accrete interest income on the S&L Note in third quarter 2020, and lower interest rates on our cash deposits. Interest income for the three month period ending March 31, 2021 consisted of cash interest income on our cash deposits and income tax receivable. The Company generated dividend income of $256,000 and $50,000 for the three month periods ending March 31, 2021 and 2020, respectively. The increase resulted primarily from the April 3, April 29, and June 29, 2020 acquisitions of additional HC Realty Series B Stock.

General and administrative expenses decreased to $340,000 for the three month period ending March 31, 2021 from $439,000 for the three month period ended March 31, 2020 primarily due to reduced legal and professional fees incurred in connection with the Company’s registration statement and amendments with respect to the Rights Offering in June 2020. General and administrative expenses for the three month period ending March 31, 2021 consisted of $161,000 of professional fees, $63,000 of wages, $21,000 of insurance expense, $21,000 of stock based compensation expense, $12,000 of franchise tax expense, and $62,000 of other operating expenses. Included in the expenses incurred in the three month period ended March 31, 2021 were approximately $94,000 of legal and professional fees and other due diligence costs related to the pursuit of potential acquisitions, including the transactions contemplated by the Purchase Agreement.

Our effective tax rate for the three month periods ended March 31, 2021 and 2020 was effectively 0% due to our net operating loss carryforwards.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand, cash interest earned on our cash on hand and the S&L Note and dividends from our HC Realty common and Series B Stock. We expect cash on hand to be adequate for ongoing operational expenditures for at least 12 months from the date of these financial statements. At March 31, 2021, we had $12.1 million in cash and $234,000 in restricted cash. A portion of our unrestricted and restricted cash is currently held in savings accounts earning approximately 0.05%. We also received quarterly dividends on our HC Realty common and Series B Stock at annual rates of 5.5% and 10%. See Note 7 of the Notes to the Financial Statements for a discussion of uncertainties related to COVID-19.

Cash provided by operations for the three month period ended March 31, 2021 of $575,000 consisted of $12,000 of cash interest income received, $41,000 of dividends on our HC Realty common stock, $256,000 of dividends on our HC Realty Series B Stock, and $488,000 of income tax refund offset by $222,000 of payments to employees and suppliers. The payments to employees and suppliers primarily consisted of $70,000 of wages and payroll expenses to current management and $81,000 of legal and professional fees.

Cash provided by investing activities for the three months ended March 31, 2021 consisted of the cash principal payments received on the S&L Note of approximately $107,000.

Critical Accounting Policies

Our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2020 Annual Report on Form 10-K. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three months ended March 31, 2021.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” “could,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include the occurrence of events, including from the COVID-19 pandemic, that negatively impact the business or assets of HC Realty reducing the value of our investment in HC Realty, or that negatively impact our liquidity in such a way as to limit or eliminate our ability to use proceeds from the Asset Sale or the Rights Offering to fund acquisitions, or an inability on our part to identify additional suitable businesses to acquire or develop with the proceeds of the Asset Sale or the Rights Offering, or an inability on the part of S&L to make payments to us under the S&L Note, or inability to close the transactions contemplated by the Purchase Agreement or successfully run those new operations. Any forward-looking statement speaks only as of the date of this filing and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

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

Graham County Property Litigation

As previously disclosed, on November 26, 2019, Graham County (the “County”), North Carolina filed a complaint against the Company and the Buyer in the Superior Court for Graham County, North Carolina asserting claims arising out of a conveyance to the County of approximately 36 acres (the “Property”) in November 2014.   The Complaint sought, among other things, (i) rescission of the conveyance of the Property to the County, (ii) reimbursement of expenses incurred by the County in connection with the Property, (iii) to invalidate the indemnity agreements entered into in connection with the conveyance, (iv) and other damages, or (iv), in the alternative to rescinding the conveyance, expenses necessary to make the Property suitable and useable for a public park and outdoor recreation area. Pursuant to the asset purchase agreement with Buyer, the Buyer agreed to assume and indemnify the Company against certain pre-closing liabilities including those relating to the conveyance of the Property. After the filing of the complaint, the Company entered into an agreement with the Buyer providing that, if the Company reaches a settlement with the County resulting in transfer of the Property back to the Company, then the Company can retain the Property notwithstanding provisions of the Asset Purchase Agreement and will waive any right to indemnification from the Buyer with respect to the claims by the County with respect to the Property. In January 2021, representatives of the Company and the County reached an agreement to resolve all claims asserted by the County in the litigation.  Under the terms of the agreement, the County has agreed to transfer the Property back to the Company, lease a portion of the Property from the Company, and dismiss the litigation in exchange for Company making cash payments to the County in a total amount that is immaterial to the Company’s financial performance.

ITEM 6. Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (Commission File No. 0-14939) for the quarter ended June 30, 2019).

3.2	By-laws of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed November 20, 2017).

10.1

Equity Purchase Agreement, dated as of April 20, 2021, by and among the Company by and among National Consumer Title Insurance Company, a Florida corporation, National Consumer Title Group LLC, a Florida limited liability company, Southern Fidelity Insurance Company, a Florida corporation, Southern Fidelity Managing Agency, LLC, a Florida limited liability company, and Preferred Managing Agency, LLC, a Florida limited liability company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed April 26, 2021).

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Extensible Business Reporting Language (“XBRL”): (i) balance sheets, (ii) statements of operations, (iii) condensed statements of cash flows, (iv) the notes to the financial statements, and (v) document and entity information. (1)

(1)	Filed herewith
(2)	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2021	HG HOLDINGS, INC.
By: /s/ Brad G. Garner
Brad G. Garner
Principal Financial and Accounting Officer