Form 10-Q
period 2021-06-30
HG Holdings, Inc.
filed 2021-08-06
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 5, 2021, 2,855,262 shares of common stock of HG Holdings, Inc., par value $0.24 per share, were outstanding (pending final determination of the number of fractional shares resulting from the reverse stock split that became effective on July 15, 2021).

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HG HOLDINGS, INC.

BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2021	2020
ASSETS	(unaudited)
Current assets:
Cash	$12,199	$11,396
Restricted cash	234	234
Interest and dividend receivables	298	298
Prepaid expenses and other current assets	161	139
Income tax receivable	-	488
Total current assets	12,892	12,555

Property, plant and equipment, net	6	7
Investment in affiliate	11,764	12,072
Subordinated notes receivable	1,713	1,883
Other assets	543	509
Total assets	$26,918	$27,026

LIABILITIES
Current liabilities:
Accounts payable	$5	$3
Accrued salaries, wages and benefits	4	2
Other accrued expenses	205	58
Total current liabilities	214	63

Other long-term liabilities	239	243
Total liabilities	453	306

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 35,000,000 shares authorized and 34,404,556 shares issued and outstanding on each respective date	684	684
Capital in excess of par value	29,780	29,738
Retained deficit	(3,999)	(3,702)
Total stockholders’ equity	26,465	26,720
Total liabilities and stockholders’ equity	$26,918	$27,026

The accompanying notes are an integral part of the financial statements.

HG HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Operating Expenses

General and administrative expenses	$(256)	$(434)	$(596)	$(872)

Other income/expenses

Interest income	1	207	13	431
Dividend income	256	121	513	171
Gain on settlement of subordinated note receivable	-	-	-	1,326
Loss from affiliate	(110)	(69)	(226)	(177)

(Loss) income from operations before income taxes	(109)	(175)	(296)	879

Income tax benefit	-	-	-	-

Net (loss) income	$(109)	$(175)	$(296)	$879

Basic and diluted (loss) income per share:
Net (loss) income	$(.00)	$(.01)	$(.01)	$.05

Weighted average shares outstanding:
Basic	33,988	19,395	33,988	17,305
Diluted	33,988	19,395	33,988	17,721

The accompanying notes are an integral part of the financial statements.

HG HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2021	2020

Net (loss) income from operations	$(296)	$879
Adjustments to reconcile net (loss) income from operations to net cash flows from operating activities:
Depreciation expense	1	1
Accretion income on notes receivable	-	(76)
Stock compensation expense	42	42
Paid in kind interest on subordinated note receivable	-	(25)
Gain on settlement of subordinated note receivable	-	(1,326)
Impairment loss on subordinated note receivable	-	-
Dividends on HC Realty common stock	82	82
Loss from affiliate	226	177
Changes in assets and liabilities:
Prepaid expenses and other current assets	(23)	(10)
Interest and dividends receivables	-	(99)
Income tax receivable	488	247
Deferred tax assets and other assets	(34)	232
Accounts payable	2	(5)
Other accrued expenses	149	29
Other long-term liabilities	(4)	(12)
Net cash provided by operations	633	136

Cash flows from investing activities:
Purchase of property, plant, and equipment	-	(3)
Investment in affiliate	-	(8,250)
Principal payments received on subordinated secured notes receivable	170	2,062
Net cash provided by (used in) investing activities	170	(6,191)

Cash flows from financing activities:
Issuance of common stock	-	12,675
Net cash provided by investing activities	-	12,675

Net increase in cash and restricted cash	803	6,620
Cash and restricted cash at beginning of period	11,630	2,800
Cash and restricted cash at end of period	$12,433	$9,420

Cash	$12,199	$9,187
Restricted cash	234	233
Cash and restricted cash	$12,433	$9,420

Supplemental Non-Cash Disclosures:
Dividends on investment in affiliate	$50	$50

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

On April 3, April 9, and June 29, 2020, the Company entered into subscription agreements with HC Realty, pursuant to which we purchased 100,000, 250,000, and 475,000 shares of Series B Stock, respectively, for an aggregate purchase price of $8,250,000. As a result of these purchases, the Company owns approximately 36.4% of the as converted equity interest of HC Realty as of June 30, 2021.

As of June 30, 2021, HC Realty owned and operated a portfolio of 25 single-tenant properties leased entirely to the United States of America for occupancy by federal agencies including the Federal Bureau of Investigation, the Drug Enforcement Administration, the Social Security Administration and the Department of Transportation.

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

S&L Note

The S&L Note had a principal amount of $4.4 million as of the assignment date. The S&L Note matures on March 2, 2023, at which time the total principal amount is due. Interest on the S&L Note accrues at a fixed rate of 10% per annum. No cash interest payments were accrued or received during the three and six months ending June 30, 2021. Cash interest payments of $83,000 and $141,000 were accrued or received during the three and six months ending June 30,2020. During the three and six months ending June 30, 2021, the Company received $63,000 and $170,000 of principal payments on the S&L Note as compared to $2,000 for both the three and six months ending June 30, 2020.

At the assignment date, the Company evaluated the fair value of the S&L Note. The Company recorded accreted interest income on the fair value adjustment of the S&L Note of $39,000 and $76,000 for the three and six months ending June 30, 2020.

As a result of the Company’s recording of impairment losses in prior quarters, based on current information and events, including the impact of COVID-19 on S&L’s business and its customers, the Company ceased accreting interest income on the fair value discount of the S&L Note on the date in the third quarter of 2020 it determined the note was other than temporarily impaired. The Company recognized interest payments of $63,000 and $170,000 received in the three and six months ending June 30, 2021 as reductions of the principal balance of the S&L Note.

As of June 30, 2021, the Company concluded that the S&L Note will provide adequate cash required to repay the $1.7 million carrying value of the S&L Note. The Company’s estimated fair value of the S&L Note is based upon the estimated fair value of the collateral securing the note, namely cash, accounts receivables, and inventory. The determination of fair value involves management’s judgment, including analysis of the impact of COVID-19 on S&L’s business and its customers, and the use of market and third-party estimates regarding collateral values. These collateral value estimates are based on the three-level valuation hierarchy for fair value measurement and represent Level 1 and 2 inputs. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

A reconciliation of the activity in the S&L Note for the three and six months ending June 30, 2021 is as follows (in thousands):

	Principal	Discount	Balance
Balance at January 1, 2021	$3,271	$(1,388)	$1,883
Accretion of discount	-	-	-
Principal payments	(107)	-	(107)
Balance at March 31, 2021	$3,164	$(1,388)	$1,776
Accretion of discount	-	-	-
Principal payments	(63)	-	(63)
Balance at June 30, 2021	$3,101	$(1,388)	$1,713

3.	Loan to Affiliate

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

HC Realty’s 10.00% Series B Cumulative Convertible Preferred Stock (the “Series B Stock”) is not deemed to be in-substance common stock and is accounted for using the measurement alternative for equity investments with no readily determinable fair value. The Series B Stock will be reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments issued by HC Realty.

The following table summarizes the Company’s investment in HC Realty as of June 30, 2021 and December 31, 2020 (in thousands):

	Ownership %		Investment in Affiliate Balance		Loss recorded in the Statements of Operations (b)
					For the Three Months Ended June 30,		For the Six Months Ended June 30,
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	2021	2020	2021	2020

HC Realty Series B Stock (a)	28.7%	28.7%	$10,250	$10,250	$-	-	$-	-
HC Realty common stock	7.7%	7.7%	1,514	1,822	(110)	(69)	(226)	(177)
Total	36.4%	36.4%	$11,764	$12,072	$(110)	$(69)	$(226)	$(177)

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

During the six months ended June 30, 2021, the Company recorded a non-cash credit to its valuation allowance of $68,000 increasing its valuation allowance against deferred tax assets to $8.3 million as of June 30, 2021. The primary assets covered by this valuation allowance are net operating losses, which are approximately $35.8 million at June 30, 2021. The Company did not make any cash payments for income tax in the three and six month periods ended June 30, 2021 and 2020 due to its net operating loss carryforwards.

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

As of June 30, 2021, the Company has no deferred tax assets not covered by a valuation allowance. During the six months ended June 30, 2021, the Company received the income tax refund resulting from the Alternative Minimum Tax (“AMT”) credit.

The Company’s effective tax rate for the current and prior year three and six month periods were effectively 0% due to the change in the valuation allowance.

6.	Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Weighted average shares outstanding for basic calculation	33,988	19,395	33,988	17,305
Add: Effect of dilutive stock awards	-	-	-	417

Weighted average shares outstanding, adjusted for diluted calculation	33,988	19,395	33,988	17,721

For the three and six month periods ended June 30, 2021, the dilutive effect of stock options and restricted awards was not recognized since we had a net loss. For the three month period ended June 30, 2020, the dilutive effect of stock options and restricted awards was not recognized since we had a net loss. For the six month period ended June 30, 2020, approximately 417,000 stock awards were excluded from the diluted per share calculation as they would be anti-dilutive.

The Company will repurchase common shares from time to time that are tendered by recipients of restricted stock awards to satisfy tax withholding obligations on vested restricted stock. There were no such repurchased shares during the current or prior year three and six month periods.

On June 19, 2020, the Company issued 19,500,000 shares of its common stock at a purchase price of $0.65 per share to stockholders of record as of May 18, 2020 in connection with its rights offering.

A reconciliation of the activity in Stockholders’ Equity accounts for the six months ended June 30, 2021 is as follows (in thousands):

		Capital in
	Common	Excess of	Retained
	Stock	Par Value	Deficit
Balance at January 1, 2021	$684	$29,738	$(3,702)
Net loss	-	-	(188)
Stock-based compensation expense	-	21	-
Balance at March 31, 2021	$684	$29,759	$(3,890)
Net loss	-	-	(109)
Stock-based compensation expense	-	21	-
Balance at June 30, 2021	$684	$29,780	$(3,999)

A reconciliation of the activity in Stockholders’ Equity accounts for the six months ended June 30, 2020 is as follows (in thousands):

		Capital in
	Common	Excess of	Retained
	Stock	Par Value	Deficit
Balance at January 1, 2020	$294	$17,370	$(3,765)
Net income	-	-	1,054
Stock-based compensation expense	-	21	-
Balance at March 31, 2020	$294	$17,391	$(2,711)
Issuance of common stock	390	12,285	-
Net loss	-	-	(175)
Stock-based compensation expense	-	20	-
Balance at June 30, 2020	$684	$29,696	$(2,886)

7.	Uncertainties

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

The Company continues to evaluate the impact of these measures on our operational and financial performance, specifically the impact on Stone & Leigh and HC Realty’s operations. While, the Company has not experienced any adverse impacts with respect to the contractual payments on the S&L Note as of June 30, 2021, COVID-19 has significantly impacted S&L’s operations and its customers.

As of June 30, 2021, the Company has not experienced any adverse impacts to the payment of HC Realty’s common and Series B Stock dividends.

8.	Subsequent Events

The Company’s Board of Directors approved a 1-for-12 reverse stock split of its outstanding shares of Common Stock, par value $0.02 per share (the “Common Stock”) such that every holder of Common Stock receives one share of Common Stock for every twelve shares of Common Stock held (the “Reverse Stock Split”). The close of business on July 15, 2021 (the “Effective Time”) was designated by the Board of Directors as the record date for effectuating the Reverse Stock Split and the amendment to the Company’s Restated Certificate of Incorporation approved by the Company’s stockholders was effective as of such record date.

No fractional shares of common stock were issued as a result of the Reverse Stock Split. Instead, in lieu of any fractional shares to which a stockholder of record would otherwise be entitled as a result of the Reverse Stock Split, the Company will pay cash (without interest) equal to such fractional share multiplied by $0.70 which was the 90-day Volume Weighted Average Price (“VWAP”) of our common stock on the OTCQB for the period immediately preceding the Effective Time (with such average closing sales prices being adjusted to give effect to the Reverse Stock Split). After the Reverse Stock Split, a stockholder otherwise entitled to a fractional interest will not have any voting, dividend or other rights with respect to such fractional interest except to receive payment as described above. Stockholders owning fractional shares will be paid out in cash for such fractional shares.

On July 20, 2021, the Company completed the acquisition (the “Acquisition”) pursuant to that certain Equity Purchase Agreement (the “Purchase Agreement”) dated April 20, 2021 with National Consumer Title Insurance Company, a Florida corporation (“NCTIC”), National Consumer Title Group LLC, a Florida limited liability company (“NCTG”), Southern Fidelity Insurance Company, a Florida corporation (“SFIC”), Southern Fidelity Managing Agency, LLC, a Florida limited liability company (“SFMA”), and Preferred Managing Agency, LLC, a Florida limited liability company (“PMA” and together with SFIC and SFMA, each, a “Seller” and collectively, the “Sellers”). On such date, pursuant to the Purchase Agreement, the Company purchased 100% of the stock of NCTIC and 100% of the membership interest in NCTG for $5.489 million, subject to a customary post-closing working capital adjustment (the “Purchase Price”). Pursuant to the mechanics in the Purchase Agreement, the Purchase Price was determined at closing by taking the $5.5 million purchase price originally agreed to under the Purchase Agreement, subtracting the debt of NCTIC and NCTG, adding payment for $75,000 of the transaction expenses of the Sellers and, adding a closing related working capital adjustment. The Company funded the Purchase Price from cash on hand. Also at closing, the Company and Sellers agreed that the economic benefits and burdens of the ownership of the equity, including for accounting and tax purposes, be transferred as of 12:01 am on July 1, 2021. For all other purposes, the effective time of the transfer remained July 20, 2021.

Pursuant to the Acquisition, the Company effectively purchased (i) 100% of the stock of NCTIC, a Florida title insurer formed in 2017, and (ii) a 100% membership interest in NCTG, which owns a 50% non-controlling membership interest in Title Agency Ventures, LLC (“TAV”), and by virtue thereof, owns 50% of the membership interest in Omega National Title Agency (“Omega”), also a Florida based title agency. NCTIC provides title insurance, closing and/or escrow services and similar or related services in the state of Florida in connection with residential real estate transactions. Omega operates 10 title agency locations in Florida providing title agency services for residential and commercial real estate transactions.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2021, our sources of income include dividends on HC Realty Series B Stock, and interest paid on our cash deposits and the S&L Note. The Company believes that the revenue generating from these sources, dividends paid on HC Realty Common Stock, and cash on hand is sufficient to fund operating expenses for at least 12 months from the date of these financial statements.

Subsequent to June 30, 2021, the Company closed on the acquisition of NCTIC and NCTG pursuant to the Purchase Agreement. See Note 8 of the Notes to the Financial Statements for further discussion of the transaction. The Company will continue to pursue acquisition opportunities which will allow us to potentially derive benefit from the Company’s net operating loss carryforwards and also create appropriate risk adjusted returns for shareholders.

Results from Operations

Three and Six Months Ended June 30, 2021

The Company generated interest income of $1,000 and $13,000 for the three and six month periods ending June 30, 2021, respectively, as compared to $207,000 and $431,000 for the three and six month periods ending June 30, 2020, respectively. The decrease was primarily a result of decreased interest income from the Second A&R Note pursuant to the Forbearance Agreement and payoff of that note in March 2020, decreased interest income from the HC Realty Loan Agreement as a result of the payoff of that note in August 2020, ceasing to accrete interest income on the S&L Note in third quarter 2020, recognizing interest payments on the S&L Note as principal payments, and lower interest rates on our cash deposits. Interest income for the three and six month periods ending June 30, 2021 consisted of cash interest income on our cash deposits and income tax receivable. The Company generated dividend income of $256,000 and $513,000 for the three and six month periods ending June 30, 2021, respectively, as compared to $121,000 and $171,000 for the three and six month periods ending June 30, 2020, respectively. The increase resulted primarily from the April 3, April 29, and June 29, 2020 acquisitions of additional HC Realty Series B Stock.

General and administrative expenses decreased to $256,000 and $596,000 for the three and six month periods ending June 30, 2021 from $434,000 and $872,000 for the three and six month periods ended June 30, 2020 primarily due to reduced legal and professional fees incurred in connection with the Company’s registration statement and amendments with respect to the Rights Offering in June 2020. General and administrative expenses for the three and six month period ending June 30, 2021 consisted of $77,000 and $237,000 of professional fees, $63,000 and $125,000 of wages, $24,000 and $45,000 of insurance expense, $21,000 and $42,000 of stock based compensation expense, $13,000 and $25,000 of franchise tax expense, and $58,000 and $122,000 of other operating expenses. Included in the expenses incurred in the three and six month periods ended June 30, 2021 were approximately $132,000 of legal and professional fees and other due diligence costs related to the pursuit of potential acquisitions, including the transactions contemplated by the Purchase Agreement.

Our effective tax rate for the three and six month periods ended June 30, 2021 and 2020 was effectively 0% due to our net operating loss carryforwards.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand, cash interest earned on our cash on hand and the S&L Note and dividends from our HC Realty common and Series B Stock. We expect cash on hand to be adequate for ongoing operational expenditures for at least 12 months from the date of these financial statements. At June 30, 2021, we had $12.2 million in cash and $234,000 in restricted cash. A portion of our unrestricted and restricted cash is currently held in savings accounts earning approximately 0.05%. We also received quarterly dividends on our HC Realty common and Series B Stock at annual rates of 5.5% and 10%. See Note 7 of the Notes to the Financial Statements for a discussion of uncertainties related to COVID-19.

Cash provided by operations for the six month period ending June 30, 2021 of $633,000 consisted of $13,000 of cash interest income received, $82,000 of dividends on our HC Realty common stock, $513,000 of dividends on our HC Realty Series B Stock, and $488,000 of income tax refund offset by $463,000 of payments to employees and suppliers. The payments to employees and suppliers primarily consisted of $138,000 of wages and payroll expenses to current management, $60,000 of insurance premiums, and $125,000 of legal and professional fees.

Cash provided by investing activities for the six months ending June 30, 2021 consisted of the cash principal payments received on the S&L Note of approximately $170,000.

Critical Accounting Policies

Our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2020 Annual Report on Form 10-K. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three and six months ended June 30, 2021.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” “could,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include the occurrence of events, including from the COVID-19 pandemic, that negatively impact the business or assets of HC Realty reducing the value of our investment in HC Realty, or that negatively impact our liquidity in such a way as to limit or eliminate our ability to use proceeds from the S&L Asset Sale or the Rights Offering to fund acquisitions, or an inability on our part to identify additional suitable businesses to acquire or develop with the proceeds of the S&L Asset Sale or the Rights Offering, or an inability on the part of S&L to make payments to us under the S&L Note, or inability to successfully run and manage the new operations purchased under the Acquisition. Any forward-looking statement speaks only as of the date of this filing and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Hollie Drive Litigation

In November 2019, we received notice that the Company and the Buyer were defendants in a pending case in the Circuit Court for Henry County, Virginia.  The case, which had been instituted on September 18, 2019 by Hollie Drive Associates, LLC (“Hollie”), raises issues arising from the purported breach of a lease for warehouse space in Henry County, Virginia, which is owned by Hollie and was previously rented by the Company.  The relevant lease was assigned to the Buyer in connection with the previously disclosed asset sale.  The complaint asserts that the Buyer breached various provisions of the lease including failure to make certain rental payments and failure to pay for certain clean-up and reconstruction after the Buyer vacated the property. The complaint seeks damages in the amount of approximately $555,000 and attorney’s fees.  Hollie named the Company as a party because the Company was the original tenant under the lease.   Under the asset purchase agreement, SFC agreed to assume and indemnify the Company against post-closing liabilities arising under the lease including those asserted in the complaint.  The Buyer’s filings in the case do not dispute the obligation to indemnify the Company for any damages awarded in the case.  Based upon discussions with the Buyer and documents produced to date by Hollie, it appears Hollie has asserted damages greatly exceeding the likely recovery in the case.  Given the relatively low damages amount and the Buyer’s indemnity obligation, the Company believes it is not probable the case will result in a material adverse effect on its financial statements.

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

Item 1A. Risk Factors

The following description of risk factors includes material changes to, and supersedes, the description of risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ending December 31, 2020.

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

We will also monitor the impact of the pandemic on participants in real estate transaction and the demand for NCTIC and Omega’s products and services.

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

We continue evaluating alternatives for using remaining cash proceeds from the Asset Sale and Rights Offering to acquire non-furniture related assets. Since the Asset Sale, we have completed the Acquisition of NCTIC and NCTG and the equity interest we acquired in HC Realty. We may not be able to acquire other profitable assets with the remaining cash proceeds of the Asset Sale and Rights Offering. In addition, any assets that we do acquire, including the Acquisition and our equity interest in HC Realty, may not be profitable. If we are not successful in identifying, acquiring and, to the extent applicable, operating non-furniture related assets, our stock price may decline.

We have no operating history in the NCTIC’s title insurance and Omega’s title agency businesses, and therefore, with respect to certain assets, we will be subject to the risks inherent in establishing a new line of business.

We have had no operating history in the title insurance and title agency lines of business for which NCTIC and Omega operate. Accordingly, our future success may in part be subject to the risks, expenses, problems and delays inherent in establishing a new line of business and the ultimate success of such new business cannot be assured. In addition, prior to March 2019, our management did not have prior experience relating to an investment in a real estate investment trust (“REIT”) such as HC Realty and the ultimate success of our investment in HC Realty cannot be assured.

Resources may be expended in researching potential acquisitions that might not be consummated.

The investigation of additional non-furniture company assets to acquire and the negotiation, drafting and execution of relevant agreements and other documents will require substantial management time and attention in addition to potentially incurring legal and other professional expenses. If a decision is made not to complete a specific acquisition, the costs incurred up to that point for the proposed transaction likely would not be recoverable. As of June 30, 2021 and December 31, 2020, we had incurred no such related expenses. Furthermore, even if an agreement is reached relating to a specific acquisition, we may fail to consummate the acquisition for any number of reasons including those beyond our control.

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

Other risks specific to the Acquisition of the Title Insurance Businesses

Conditions in the real estate market generally impact the demand for a substantial portion of the Company’s title insurance subsidiaries’ products and services and NCTIC’s claims experience.

Demand for a substantial portion of the Company’s insurance subsidiaries’ products and services generally decreases as the number of real estate transactions in which its products and services are purchased decreases.  The number of real estate transactions in which the insurance subsidiaries’ products and services are purchased decreases in the following situations, among others:

●	When mortgage interest rates are high or rising;

●	When the availability of credit, including commercial and residential mortgage funding, is limited; and

●	When real estate affordability is declining.

These circumstances, particularly when combined with declining real estate values and the increase in foreclosures that often results therefrom, also tend to adversely impact NCTIC’s title claims experience.

Unfavorable economic conditions may adversely affect NCTIC and Omega.

Historically, uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and a general decline in the value of real property, have created a difficult operating environment for the NCTIC and Omega’s core title and settlement businesses.  Uncertainty and a deterioration in economic conditions in connection with the coronavirus pandemic adversely affected the NCTIC and Omega early in the pandemic.  These conditions also tend to negatively impact the amount of funds NCTIC receives from third parties to be held in trust pending the closing of commercial and residential real estate transactions.  During periods of unfavorable economic conditions, the return on these funds deposited with third party financial institutions, tends to decline. In addition, title agencies, such as Omega, may have been negatively impacted by these conditions, as well as other securities in NCTIC has in its investment portfolio, which also may be negatively impacted by these conditions.  Depending upon the ultimate severity and duration of any economic downturn, the resulting effects on NCTIC and Omega could be materially adverse, including a significant reduction in revenues, earnings and cash flows, deterioration in the value of or return on its investments and increased credit risk from customers and others with obligations to NCITC and Omega.

Changes in NCTIC’s relationships with large mortgage lenders or government–sponsored enterprises could adversely affect the Company.

Large mortgage lenders and government-sponsored enterprises, because of their significant role in the mortgage process, have significant influence over NCTIC and other service providers.  Changes in NCTIC’s relationship with any of these lenders or government-sponsored enterprises, the loss of all or a portion of the business NCTIC derives from these parties, any refusal of these parties to accept NCTIC’s products and services, the modification of the government-sponsored enterprises’ requirement for title insurance in connection with mortgages they purchase or the use of alternatives to NCTIC’s products and services, could have a material adverse effect on NCTIC.

A downgrade by ratings agencies, reductions in statutory capital and surplus maintained by NCTIC, the Company’s title insurance underwriter, or a deterioration in other measures of financial strength could adversely affect the Company.

The financial strength of NCTIC may be measured by ratings provided by ratings agencies and levels of statutory capital and surplus maintained by NCTIC, in determining the amount of a policy they will accept and the amount of reinsurance required.  Demotech currently rates the NCTIC’s operations. NCTIC’s financial strength ratings are “S” by Demotech, Inc. This rating provides the agency’s perspective on the financial strength, operating performance and cash generating ability of the operation.  The agency will continually review these ratings and the ratings are subject to change.  Statutory capital and surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength.  Accordingly, if the rating or statutory capital and surplus of NCTIC are reduced from the current level, or if there is a deterioration in other measures of financial strength, the NCTIC’s results of operations, competitive position and liquidity could be adversely affected.

The issuance of a title insurance policies and related activities by title agents, some of which operate with substantial independence from the Company, could adversely affect NCTIC.

The Company’s title insurance subsidiaries issue a significant portion of their policies through title agents, some that may operate largely independent of the Company.  There is no guarantee that these title agents will fulfill their contractual obligations to the Company’s insurance subsidiaries, which contracts include limitations that are designed to limit NCTIC’s risk with respect to their activities.  In addition, regulators are increasingly seeking to hold NCTIC responsible for the actions of these title agents and, under certain circumstances, NCTIC may be held liable directly to third parties for actions (including defalcations) or omissions of these agents.  Case law in certain states also suggests that NCTIC is liable for the actions or omissions of its agents in those states, regardless of contractual limitations.  As a result, NCTIC’s use of title agents could result in increased claims on the NCTIC’s policies issued through agents and an increase in other costs and expenses.

Errors and fraud involving the transfer of funds may adversely affect the Company’s insurance subsidiaries.

The Company’s insurance subsidiaries rely on their systems, employees and domestic banks to transfer funds on behalf the Company’s insurance subsidiaries as well as title agents that are not affiliates of the Company.  These transfers are susceptible to user input error, fraud, system interruptions, incorrect processing and similar errors that from time to time result in lost funds or delayed transactions.  The Company’s insurance subsidiaries’ email and computer systems and systems used by its agents, customers and other parties involved in a transaction may be subject to, and may continue to be the target of, fraudulent attacks, including attempts to cause the Company’s insurance subsidiaries or its agents to improperly transfer funds.  Funds transferred to a fraudulent recipient are often not recoverable.  In certain instances, the Company’s insurance subsidiaries may be liable for those unrecovered funds.  The controls and procedures used by the Company’s insurance subsidiaries to prevent transfer errors and fraud may prove inadequate, resulting in financial losses, reputational harm, loss of customers or other adverse consequences which could be material.

Regulatory oversight and changes in government regulation could prohibit or limit the Company or its insurance subsidiaries’ operations, make it more costly or burdensome to conduct such operations or result in decreased demand for their products and services.

The title insurance business is regulated by various federal, state, local governmental agencies and operates within statutory guidelines.  The industry in which the title insurance business operates and the markets into which it sells its products are also regulated and subject to statutory guidelines.  In general, the title business may be subject to increasing regulatory oversight and increasingly complex statutory guidelines.  This may be due, among other factors, to the passing of, and significant changes in, laws and regulations pertaining to privacy and data protection.

Regulatory oversight could require the Company to raise capital, and/or make it more difficult to deploy capital.  For example, regulatory capital requirements for the Company have historically applied only at the subsidiary level, specifically the insurance underwriter subsidiaries.  However, the National Association of Insurance Commissioners have issued a proposal for group capital calculations.  The proposal, if finalized and adopted in their current forms, may apply to the Company at the group level and would be in addition to existing subsidiary-level capital requirements.  It is possible that the requirements, particularly in an economic downturn, could have the effect of requiring the Company to raise capital and/or making it more difficult to otherwise deploy capital.

In addition, changes in the applicable regulatory environment, statutory guidelines or interpretations of existing regulations or statutes, enhanced governmental oversight or efforts by governmental agencies to cause customers to refrain from using the Company’s insurance subsidiaries’ products or services could prohibit or limit its future operations or make it more costly or burdensome to conduct such operations or result in decreased demand for their products and services or a change in its competitive position.  The impact of these changes would be more significant if they involve the Florida jurisdiction, as all of the Company’s title premiums are currently generated in the state of Florida.  These changes may compel the Company to reduce its prices, may restrict its ability to implement price increases or acquire assets or businesses, may limit the manner in which the Company conducts its business or otherwise may have a negative impact on its ability to generate revenues, earnings and cash flows.

Regulation of title insurance rates could adversely affect the Company

Title insurance rates are subject to extensive regulation, which varies from state to state.  In many states the approval of the applicable state insurance regulator is required prior to implementing a rate change.  These regulations could hinder the Company’s insurance subsidiaries’ ability to promptly adapt to changing market dynamics through price adjustments, which could adversely affect its results of operations, particularly in a rapidly declining market.

Changes in certain laws and regulations, and in the regulatory environment in which the Company operates, could adversely affect the Company

Federal and state officials are discussing various potential changes to laws and regulations that could impact the Company’s businesses, including the reform of government-sponsored enterprises such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) and additional data privacy regulations, among others.  Changes in these areas, and more generally in the regulatory environment in which the Company’s insurance subsidiaries and its customers operate, could adversely impact the volume of mortgage originations in the United States and the Company’s insurance subsidiaries competitive position and results of operations.  In addition, in connection with the coronavirus pandemic, the Company’s insurance subsidiaries and generally its agents have been deemed in most areas an essential business and have been permitted to operate.  A change in this determination, particularly in jurisdictions where the Company generates a large portion of its revenues, could adversely impact the Company’s insurance subsidiaries’ business.

Actual claims experience could materially vary from the expected claims experience reflected in the NCTIC’s reserve for incurred but not reported claims

NCTIC maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, insurance products.  The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy.  Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years.  Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves.  Loss rates for recent policy years, positive or negative, may vary significantly given the long duration nature of a title insurance policy.  In uncertain economic times, such as those currently being experienced as a result of the coronavirus pandemic, larger changes may be more likely. Material changes in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms.  The estimates made in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

Changes in laws or regulations impacting real estate, particularly when applied retroactively, may cause a material change in expected ultimate losses and corresponding loss rates for recent and/or older policy years.

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

2.1

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

2.2

Letter Agreement, dated July 20, 2021, by and among the Company, Southern Fidelity Insurance Company, a Florida corporation, Southern Fidelity Managing Agency, LLC, a Florida limited liability company, and Preferred Managing Agency, LLC, a Florida limited liability company. (1)

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) balance sheets, (ii) statements of operations, (iii) statements of cash flows, (iv) the notes to the financial statements, and (v) document and entity information. (1)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed herewith
(2)	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2021	HG HOLDINGS, INC.
By: /s/ Brad G. Garner
Brad G. Garner
Principal Financial and Accounting Officer