Form 10-Q
period 2021-09-30
HG Holdings, Inc.
filed 2021-11-12
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 11, 2021, 2,873,031 shares of common stock of HG Holdings, Inc., par value $0.02 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HG HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2021	2020
ASSETS	(unaudited)
Current assets:
Cash	$11,791	$11,396
Restricted cash	6,493	234
Accounts receivables	184	-
Interest and dividend receivables	298	298
Prepaid expenses and other current assets	205	139
Income tax receivable	-	488
Total current assets	18,971	12,555

Property, plant and equipment, net	213	7
Investment in affiliate	11,673	12,072
Subordinated notes receivable	1,104	1,883
Goodwill	4,451	-
Other assets	562	509
Total assets	$36,974	$27,026

LIABILITIES
Current liabilities:
Accounts payable	$81	$3
Accrued salaries, wages and benefits	2	2
Commissions payable	183	-
Escrow liabilities	6,260	-
Other accrued expenses	210	58
Total current liabilities	6,736	63

Long-term liabilities:
Reserve for title claims	231	-
Other long-term liabilities	241	243
Total long-term liabilities	472	243
Total liabilities	7,208	306

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 35,000,000 shares authorized and 2,873,031 shares issued and outstanding on each respective date	54	684
Capital in excess of par value	30,430	29,738
Retained deficit	(718)	(3,702)
Total stockholders’ equity	29,766	26,720
Total liabilities and stockholders’ equity	$36,974	$27,026

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Revenues:
Net premiums written	$631	$-	$631	$-
Escrow and other title fees	207	-	207	-
Management fees	146	-	146	-
Total revenues	984	-	984	-

Cost of revenues:
Underwriting expenses	257	-	257	-
Provision for title claim losses	22	-	22	-
Search and other fees	9	-	9	-
Total operating expenses	288	-	288	-

Gross underwriting profit	696	-	696	-

Operating expenses:
General and administrative expenses	(983)	(227)	(1,580)	(1,100)

Other income/expenses:
Interest income	1	176	13	607
Dividend income	256	256	769	427
Other income	22	-	22	-
Gain on extinguishment of debt	545	-	545	-
Gain on settlement of subordinated note receivable	-	-	-	1,326
Gain on remeasurement of equity interest	3,327	-	3,327	-
Income (loss) from affiliate	26	(124)	(199)	(301)
Loss on impairment	(609)	(527)	(609)	(527)

Income (loss) from operations before income taxes	3,281	(446)	2,984	432

Income tax benefit	-	-	-	-

Net income (loss)	$3,281	$(446)	$2,984	$432

Basic and diluted (loss) income per share:
Net (loss) income – basic	$1.16	$(.16)	$1.05	$.23
Net (loss) income – diluted	$1.14	$(.16)	$1.04	$.23

Weighted average shares outstanding:
Basic	2,838	2,836	2,838	1,860
Diluted	2,873	2,836	2,873	1,895

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2021	2020

Net income from operations	$2,984	$432
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation expense	11	2
Accretion income on notes receivable	-	(104)
Stock compensation expense	64	63
Paid in kind interest on subordinated note receivable	-	(25)
Bargain purchase gain on acquisition of subsidiary	(17)	-
Gain on remeasurement of equity interest	(3,327)	-
Gain on settlement of subordinated note receivable	-	(1,326)
Gain on extinguishment of debt	(545)	-
Impairment loss on subordinated note receivable	609	527
Dividends on HC Realty common stock	123	123
Loss from affiliate	199	301
Changes in assets and liabilities:
Prepaid expenses and other current assets	(16)	13
Accounts receivable	45	-
Interest and dividends receivables	-	(209)
Income tax receivable	488	247
Deferred tax assets and other assets	(35)	232
Accounts payable	79	5
Commissions payable	15	-
Escrow liabilities	(3,036)	-
Reserve for title claims	22	-
Other accrued expenses	(398)	(65)
Other long-term liabilities	(2)	(12)
Net cash (used in) provided by operations	(2,737)	204

Cash flows from investing activities:
Purchase of property, plant, and equipment	-	(3)
Investment in affiliate	-	(8,250)
Investment in subsidiaries, net of cash acquired	9,223	-
Principal payments received on loan to affiliate	-	2,000
Principal payments received on subordinated secured notes receivable	170	2,062
Net cash provided by (used in) investing activities	9,393	(4,191)

Cash flows from financing activities:
Issuance of common stock	-	12,675
Redemption of fractional shares from stock split	(2)	-
Net cash (used in) provided by investing activities	(2)	12,675

Net increase in cash and restricted cash	6,654	8,688
Cash and restricted cash at beginning of period	11,630	2,800
Cash and restricted cash at end of period	$18,284	$11,488

Cash	$11,791	$11,255
Restricted cash	6,493	233
Cash and restricted cash	$18,284	$11,488

Supplemental Non-Cash Disclosures:
Dividends on investment in affiliate	$256	$256
Extinguishment of debt	$545	$-

The accompanying notes are an integral part of the consolidated financial statements

HG HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Preparation of Interim Unaudited Financial Statements

The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles in the United States have been either condensed or omitted pursuant to SEC rules and regulations. However, we believe that the disclosures made are adequate for a fair presentation of results of operations and financial position. Operating results for the interim periods reported herein may not be indicative of the results expected for the year. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in our latest Annual Report on Form 10-K.

All prior period share numbers, stock option numbers, exercise prices and per share data appearing in this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the reverse stock split effective July 15, 2021, unless otherwise indicated or unless context suggests otherwise.  As previously stated in our proxy statement, the Reverse Split did not affect the par value of our common stock, which remained $0.02 per share of common stock. As a result, upon effectiveness of the Reverse Split, the stated capital on our balance sheet attributable to the common stock was reduced in proportion to the fraction by which the number of shares of common stock was reduced, and the additional paid-in capital account was credited with the amount by which the stated capital was reduced. The per share net income or loss and net book value of our common stock will be increased because there will be fewer shares of our common stock outstanding.

HG Holdings, Inc, together with its consolidated subsidiaries (the “Company”), operates through its wholly owned subsidiaries National Consumer Title Insurance Company (“NCTIC”), National Consumer Title Group, LLC (“NCTG”), Title Agency Ventures, LLC (“TAV”), and Omega National Title Agency, LLC (“Omega”) and through an affiliated investment in HC Government Realty Trust, Inc., a Maryland corporation (“HC Realty”).

Description of the Business

Title Insurance

The Company engages in issuing title insurance through our subsidiary NCTIC and providing title agency services through our subsidiaries NCTG, TAV, and Omega. Through NCTIC, the Company underwrites land title insurance for owners and mortgagees as the primary insurer. The Company currently only provides title insurance services in the state of Florida.

Title insurance protects against loss or damage resulting from title defects that affect real property. When real property is conveyed from one party to another, occasionally there is an undisclosed defect in the title or a mistake or omission in a prior deed, will or mortgage that may give a third party a legal claim against such property.  If a covered claim is made against real property, title insurance provides indemnification against insured defects. There are two basic types of title insurance policies – one for the mortgage lender and one for the real property owner.  A lender often requires the property owner to purchase a lender’s title insurance policy to protect its position as a holder of a mortgage loan, but the lender’s title insurance policy does not protect the property owner.  The property owner has to purchase a separate owner’s title insurance policy to protect its investment.

NCTIC issues title insurance policies in Florida through its home office and through a network of affiliated and independent title agents.  Issuing agents, in the state of Florida, are independent agents or subsidiaries of community and regional mortgage lending institutions, depending on local customs and regulations.  The ability to attract and retain issuing agents is a key determinant of the Company’s growth in title insurance premiums written.

Revenues for the title insurance segment primarily result from purchases of new and existing residential and commercial real estate, refinance activity and certain other types of mortgage lending such as home equity lines of credit. Title insurance premiums vary from state to state and are subject to extensive regulation. Statutes generally provide that rates must not be excessive, inadequate or unfairly discriminatory. The process of implementing a rate change in most states involves pre-approval by the applicable state insurance regulator.

Volume is a factor in the Company’s title insurance operation’s profitability due to fixed operating costs that are incurred regardless of title insurance premium volume.  The resulting operating leverage tends to amplify the impact of changes in volume on profitability.  The Company’s title insurance profitability also depends, in part, upon its ability to manage its investment portfolio to maximize investment returns and to minimize risks such as interest rate changes, defaults and impairments of assets.

The Company’s volume of title insurance premiums is affected by the overall level of residential and commercial real estate activity, which includes property sales, mortgage financing and mortgage refinancing.  Real estate activity, home sales and mortgage lending are cyclical in nature. Real estate activity is affected by a number of factors, including the availability of mortgage credit, the cost of real estate, consumer confidence, employment and family income levels, and general United States economic conditions.  Interest rate volatility is also an important factor in the level of residential and commercial real estate activity.

The Company’s title insurance premiums in future periods are likely to fluctuate due to these and other factors which are beyond management’s control.

Historically, the title insurance business tends to be seasonal as well as cyclical. Because home sales are typically strongest in periods of favorable weather, the first calendar quarter tends to have the lowest activity levels, while the spring and summer quarters tend to be more active. Mortgage refinance activity tends to be influenced less by seasonality and more by economic cycles, with activity levels increasing during times of falling interest rates.

Real Estate Related

The Company engages in rental real estate through our equity investment in HC Realty. HC Realty is an internally-managed REIT formed to grow the business of acquiring, developing, financing, owning and managing build-to-suit or improved-to-suit, single-tenant properties leased primarily to the United States of America and administered by the GSA or directly by the federal government agencies or departments occupying such properties (referred to as “GSA Properties”). HC Realty invest primarily in GSA Properties in sizes that range from 5,000 to 50,000 rentable square feet that are in their first lease term after original construction or renovation-to-suit date. HC Realty further emphasizes GSA Properties that fulfill mission critical or direct citizen service functions.  Leases associated with the GSA Properties in which HC Realty invests are full faith and credit obligations of the United States of America. HC Realty intends to grow its portfolio primarily through acquisitions of single-tenanted, federal government-leased properties in such markets; although, at some point in the future HC Realty may elect to develop, or joint venture with others in the development of, competitively bid, built-to-suit, single-tenant, federal government-leased properties, or buy facilities that are leased to credit-worthy state or municipal tenants.

For information about our reportable segments refer to Note 9 Segment Information.

Recent Developments

On July 20, 2021, the Company completed the acquisition (the “Acquisition”) pursuant to that certain Equity Purchase Agreement (the “First Purchase Agreement”) dated April 20, 2021 with NCTIC, a Florida corporation, NCTG, a Florida limited liability company, Southern Fidelity Insurance Company, a Florida corporation (“SFIC”), Southern Fidelity Managing Agency, LLC, a Florida limited liability company (“SFMA”), and Preferred Managing Agency, LLC, a Florida limited liability company (“PMA” and together with SFIC and SFMA, each, a “Seller” and collectively, the “Sellers”). On such date, pursuant to the First Purchase Agreement, the Company purchased 100% of the stock of NCTIC and 100% of the membership interest in NCTG for $5.463 million, adjusted for a customary post-closing working capital adjustment (the “Purchase Price”). Pursuant to the mechanics in the First Purchase Agreement, the Purchase Price was determined at closing by taking the $5.5 million purchase price originally agreed to under the First Purchase Agreement, subtracting the debt of NCTIC and NCTG, adding payment for $75,000 of the transaction expenses of the Sellers and, adding a closing related working capital adjustment. The Company funded the Purchase Price from cash on hand.  Also at closing, the Company and Sellers agreed that the economic benefits and burdens of the ownership of the equity, including for accounting and tax purposes, be transferred as of 12:01 am on July 1, 2021.  For all other purposes, the effective time of the transfer remained July 20, 2021.

Pursuant to the Acquisition, the Company effectively purchased (i) 100% of the stock of NCTIC, a Florida title insurer formed in 2017, and (ii) a 100% membership interest in NCTG, which owns a 50% non-controlling membership interest in TAV, and by virtue thereof, owns 50% of the membership interest in Omega, also a Florida based title agency. NCTIC provides title insurance, closing and/or escrow services and similar or related services in the state of Florida in connection with residential real estate transactions. Omega operates 10 title agency locations in Florida providing title agency services for residential and commercial real estate transactions.

On September 1, 2021, the Company entered into a Membership Interests Purchase Agreement (the “Second Purchase Agreement”) with TAV and Fidelis US Holdings, Inc., a Delaware corporation (“Second Agreement Seller”). On such date, pursuant to the Second Purchase Agreement and in an immediate sign-and-close transaction, the Company purchased 50% of the membership interests of TAV from Second Agreement Seller (the “Second Acquisition”) for $2.2 million (the “Second Acquisition Purchase Price”).

Combined with the Acquisition by the Company in July 2021 of a 100% membership interest in NCTG, which owns a 50% membership interest in TAV, the Company now is the sole owner of TAV, and by virtue thereof, owns all of the membership interests in Omega.

On April 3, April 9, and June 29, 2020, the Company entered into subscription agreements with HC Realty, pursuant to which we purchased 100,000, 250,000, and 475,000 shares of Series B Stock, respectively, for an aggregate purchase price of $8.3 million.  As a result of these purchases, the Company owns approximately 36.4% of the as converted equity interest of HC Realty as of September 30, 2021.

As of September 30, 2021, HC Realty owned and operated a portfolio of 25 single-tenant properties leased entirely to the United States of America for occupancy by federal agencies including the Federal Bureau of Investigation, the Drug Enforcement Administration, the Social Security Administration and the Department of Transportation.

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

2.     Subordinated Notes Receivable

The Company received a $7.4 million subordinated secured promissory note (the “Original Note”) from Stanley Furniture Company, LLC, formerly known as Churchill Downs, LLC (the “Buyer”) as partial consideration for the sale of substantially all of our assets during the first quarter of 2018 (the “Asset Sale”).  On September 6, 2018, the Buyer sold certain of its assets (the “S&L Asset Sale”), including certain inventory and the Stone & Leigh tradename to Stone & Leigh, LLC (“S&L”), which is owned by a group which includes Matthew W. Smith, the Company’s former interim Chief Executive Officer.  As a part of the S&L Asset Sale, the Buyer assigned to S&L certain of its rights and obligations under the Original Note.  In connection with the assignment, the Company entered into an Amended and Restated Subordinated Secured promissory note with the Buyer (the “A&R Note”) and a new Subordinated Secured Promissory Note with S&L (the “S&L Note”). The A&R Note had a principal amount as of the assignment date of $3.3 million.

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

S&L Note

The S&L Note had a principal amount of $4.4 million as of the assignment date. The S&L Note matures on March 2, 2023, at which time the total principal amount is due. Interest on the S&L Note accrues at a fixed rate of 10% per annum. No cash interest payments were accrued or received during the three and nine months ending September 30, 2021. Cash interest payments of $84,000 and $250,000 were accrued or received during the three and nine months ending September 30,2020. During the three and nine months ending September 30, 2021, the Company received $0 and $170,000 of principal payments on the S&L Note as compared to $0 and $2,000 for the three and nine months ending September 30, 2020.

At the assignment date, the Company evaluated the fair value of the S&L Note. The Company recorded accreted interest income on the fair value adjustment of the S&L Note of $28,000 and $104,000 for the three and nine months ending September 30, 2020.

As a result of the Company’s recording of impairment losses in prior quarters, based on current information and events, including the impact of COVID-19 on S&L’s business and its customers, the Company ceased accreting interest income on the fair value discount of the S&L Note on the date in the third quarter of 2020 it determined the note was other than temporarily impaired. The Company recognized interest payments of $0 and $170,000 received in the three and nine months ending September 30, 2021 as reductions of the principal balance of the S&L Note.

As of September 30, 2021, the Company concluded that the S&L would not have adequate cash required to repay the carrying value of the S&L Note. Given the facts and circumstances, the Company recorded an impairment loss of $609,000 in the three months ending September 30, 2021. The Company’s estimated fair value of the S&L Note is based upon the estimated fair value of the collateral securing the note, namely cash, accounts receivables, and inventory. The determination of fair value involves management’s judgment, including analysis of the impact of COVID-19 on S&L’s business and its customers, and the use of market and third-party estimates regarding collateral values. These collateral value estimates are based on the three-level valuation hierarchy for fair value measurement and represent Level 1 and 2 inputs. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

A reconciliation of the activity in the S&L Note for the three and nine months ending September 30, 2021 is as follows (in thousands):

	Principal	Discount	Balance
Balance at January 1, 2021	$3,271	$(1,388)	$1,883
Accretion of discount	-	-	-
Principal payments	(107)	-	(107)
Balance at March 31, 2021	$3,164	$(1,388)	$1,776
Accretion of discount	-	-	-
Principal payments	(63)	-	(63)
Balance at June 30, 2021	$3,101	$(1,388)	$1,713
Accretion of discount	-	-	-
Impairment loss	-	(609)	(609)
Principal payments	-	-	-
Balance at September 30, 2021	$3,101	$(1,997)	$1,104

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

The following table summarizes the Company’s investment in HC Realty as of September 30, 2021 and December 31, 2020 (in thousands):

	Ownership %		Investment in Affiliate Balance		Loss recorded in the Statements of Operations (b)
					For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	2021	2020	2021	2020

HC Realty Series B Stock (a)	26.9%	28.7%	$10,250	$10,250	$-	-	$-	-
HC Realty common stock	7.2%	7.7%	1,423	1,822	(50)	(124)	(275)	(301)
Total	34.1%	36.4%	$11,673	$12,072	$(50)	$(124)	$(275)	$(301)

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

The Company’s investment in HC Realty common stock is accounted for under the equity method of accounting.

5.	Paycheck Protection Program (“PPP”) Loan

On May 7, 2020, prior to the Company’s acquisitions, ONTA entered into a loan agreement with Wells Fargo, N.A. in the aggregate amount of $544,842 (the “Loan”), pursuant to the PPP under the CARES Act. The Loan was necessary to support ongoing operations due to the economic uncertainty resulting from the COVID-19 pandemic and lack of access to alternative sources of liquidity.

The Loan is scheduled to mature five years from the date on which ONTA applies for loan forgiveness under the CARES Act, bears interest at a rate of 1% per annum and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration (“SBA”) under the CARES Act. The PPP provides that the use of the Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. ONTA used all of the PPP proceeds toward qualifying expenses.

On September 16, 2021, ONTA received notice from the SBA that the full amount of the loan was forgiven.  The forgiveness of the loan is included as gain on extinguishment of debt on the Consolidated Statements of Operations.

6.	Reserve for Title Claims

NCTIC’s reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through September 30, 2021. We continually update loss reserve estimates as new information becomes known, new loss patterns emerge or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses. Due to the uncertainty inherent in the process and to the judgment used by management, the ultimate liability may be greater or less than our current reserves. If actual claims loss development varies from what is currently expected and is not offset by other factors, it is possible that additional reserve adjustments may be required in future periods in order to maintain our recorded reserve within a reasonable range of our actuary's central estimate.

A reconciliation of the activity in the reserves account for the three month period since the Acquisition ending September 30, 2021 is as follows (in thousands):

Beginning Reserves	$209

Provision for claims related to:
Current year	22
Prior years	-
Total provision for claim losses	22

Claims paid related to:
Current year	-
Prior years	-
Total title claims paid	-

Ending Reserves	$231

At September 30, 2021, there were no reinsurance recoverables on paid claims or unpaid reserves.

For the three months ended September 30, 2021, there was no development of the net provision for claims attributable to insured events of the prior year as a result of estimation of the reserve for claims. Original estimates are decreased or increased as additional information becomes known regarding individual claims.

7.	Reinsurance

Certain premiums and benefits at NCTIC are ceded to other insurance companies under various reinsurance agreements. The reinsurance agreements provide NCTIC with increased capacity to write more risk and maintain its exposure to loss within its capital resources. For the three month period ended September 30, 2021, NCTIC's reinsurance program consisted of excess of loss reinsurance treaties. The following is a summary of the reinsurance coverage.

Effective January 1, 2021, NCTIC entered into a per risk excess of loss reinsurance agreement that provides coverage of $650,000 in excess of $350,000 on each and every risk. The contract allows for one full reinstatement at 100% additional premium as to time and pro rata as to amount. The agreement expires December 31, 2021. Effective January 1, 2021, NCTIC entered into a per risk excess of loss reinsurance agreement that provides coverage of $4,000,000 in excess of $1,000,000 on each and every risk. The contract allows for one full reinstatement at 100% additional premium as to time and pro rata as to amount. This per risk agreement is shared with other non-affiliated companies. Each company pays its share of the reinsurance cost based on separate company earned premiums. The agreement expires December 31, 2021.

Effective January 1, 2021, NCTIC entered into a reinstatement premium protection reinsurance agreement to reinsure the reinstatement premium payment obligations of NCTIC under the shared per risk excess of loss agreement. The coverage is limited to 100% of the original contracted reinsurance placement. This agreement is shared with the other nonaffiliated companies. Each company pays its share of the reinsurance cost based on separate company earned premiums. The agreement expires December 31, 2021.

NCTIC’s reinsured risks are treated, to the extent of reinsurance, as though they are risks for which the Company is not liable. However, NCTIC remains contingently liable in the event the reinsuring companies do not meet their obligations under these reinsurance contracts. NCTIC uses a broker to place its reinsurance through Lloyd’s syndicates. Chaucer Ltd (“Chaucer”) and Beazley Syndicate (“Beazley”) are each 50% participants in the Lloyd’s syndicate.  As such, NCTIC has a concentration of reinsurance risk with these third party reinsurers that could have a material impact on NCTIC’s financial position in the event that either of these reinsurers fail to perform their obligations under the reinsurance treaty. As of September 30, 2021, both reinsurers had an A-issuer credit rating from AM Best, an AA- from Fitch, and an A+ from S&P. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar activities and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. Given the quality of the reinsurers, management believes this possibility to be remote. See Note 6 for recoveries due from reinsurers relating to paid and unpaid claims under these treaties

The effects of reinsurance on premiums written and earned at NCTIC are as follows:

	For the Three Months Ended
	September 30, 2021
	Written	Earned
Direct premiums	$340	$340
Ceded premiums	(41)	(41)

Net premiums	$299	$299

8.          Statutory Reporting

NCTIC's assets, liabilities, and results of operations have been reported in accordance with accounting principles generally accepted in the United States of America (GAAP), which varies from statutory accounting practices (SAP) prescribed or permitted by insurance regulatory authorities. Prescribed SAP are found in a variety of publications of the National Association of Insurance Commissioners (NAIC), state laws and regulations, as well as through general practices. The principal differences between SAP and GAAP are that under SAP: (1) certain assets that are not admitted assets are eliminated from the balance sheet, (2) a supplemental reserve for claims is charged directly to unassigned surplus rather than provision for claims under GAAP, and (3) differences may arise in the computation of deferred income taxes. The Company must file with applicable state insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and stockholders' equity (called “surplus as regards policyholders” in statutory reporting).

9.	Segment Information

The Company has two reportable segments, title insurance services and real estate. The remaining immaterial segments have been combined into a group called “Corporate and Other.” The title insurance segment issues title insurance policies, which insures titles to real estate, and provides title agency services for residential and commercial real estate transactions. The real estate segment, through an affiliate investment in HC Realty, owns and operates a portfolio of single-tenant properties leased entirely to the United States of America for occupancy by federal agencies.

Provided below is selected financial information about the Company’s operations by segment for the three months ending September 30, 2021 (in thousands):

	Title Insurance	Real Estate Related	Corporate and Other	Total
Insurance and other services revenue	$984	$-	$-	$984
Cost of revenues	(288)	-	-	(288)
Gross profit	$696	$-	$-	$696
Operating expenses	(670)	-	(313)	(983)
Other income and expenses	3,970	206	(608)	3,568
Income (loss) before income taxes	$3,996	$206	$(921)	$3,281

Total assets	$18,494	$11,673	$6,807	$36,974

Provided below is selected financial information about the Company’s operations by segment for the three months ending September 30, 2020 (in thousands):

	Title Insurance	Real Estate Related	Corporate and Other	Total
Insurance and other services revenue	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	$-	$-	$-	$-
Operating expenses	-	-	(227)	(227)
Other income and expenses	-	194	(413)	(219)
Income (loss) before income taxes	$-	$194	$(640)	$(446)

Total assets	$-	$12,231	$15,201	$27,432

Provided below is selected financial information about the Company’s operations by segment for the nine months ending September 30, 2021 (in thousands):

	Title Insurance	Real Estate Related	Corporate and Other	Total
Insurance and other services revenue	$984	$-	$-	$984
Cost of revenues	(288)	-	-	(288)
Gross profit	$696	$-	$-	$696
Operating expenses	(670)	-	(910)	(1,580)
Other income and expenses	3,970	494	(596)	3,868
Income (loss) before income taxes	$3,996	$494	$(1,506)	$2,984

Total assets	$18,494	$11,673	$6,807	$36,974

Provided below is selected financial information about the Company’s operations by segment for the nine months ending September 30, 2020 (in thousands):

	Title Insurance	Real Estate Related	Corporate and Other	Total
Insurance and other services revenue	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	$-	$-	$-	$-
Operating expenses	-	-	(1,100)	(1,100)
Other income and expenses	-	330	1,202	1,532
Income before income taxes	$-	$330	$102	$432

Total assets	$-	$12,231	$15,201	$27,432

10.         Income taxes

During the nine months ended September 30, 2021, the Company recorded a non-cash credit to its valuation allowance of $224,000 increasing its valuation allowance against deferred tax assets to $8.5 million as of September 30, 2021.  The primary assets covered by this valuation allowance are net operating losses, which are approximately $36.0 million at September 30, 2021.  The Company did not make any cash payments for income tax in the three and nine month periods ended September 30, 2021 and 2020 due to its net operating loss carryforwards.

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

As of September 30, 2021, the Company has no deferred tax assets not covered by a valuation allowance. During the nine months ended September 30, 2021, the Company received the income tax refund resulting from the Alternative Minimum Tax (“AMT”) credit.

The Company’s effective tax rate for the current and prior year three and nine month periods were effectively 0% due to the change in the valuation allowance.

11.         Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Weighted average shares outstanding for basic calculation	2,838	2,836	2,838	1,860
Add: Effect of dilutive stock awards	35	-	35	35

Weighted average shares outstanding, adjusted for diluted calculation	2,873	2,836	2,873	1,895

For the three and nine month periods ended September 30, 2021, approximately 35,000 stock awards were included in the diluted per share calculation as they are dilutive.  For the three month period ended September 30, 2020, the dilutive effect of stock options and restricted awards was not recognized since we had a net loss.  For the nine month period ended September 30, 2020, approximately 35,000 stock awards were included in the diluted per share calculation as they are dilutive.

The Company will repurchase common shares from time to time that are tendered by recipients of restricted stock awards to satisfy tax withholding obligations on vested restricted stock. There were no such repurchased shares during the current or prior year three and nine month periods.

On June 19, 2020, the Company issued 19,500,000 shares of its common stock at a purchase price of $0.65 per share to stockholders of record as of May 18, 2020 in connection with its rights offering.

On the close of business on July 15, 2021, the Company effectuated a 1-for-12 reverse stock split of its outstanding shares of Common Stock, par value $0.02 per share (the “Common Stock”) such that every holder of Common Stock receives one share of Common Stock for every twelve shares of Common Stock held (the “Reverse Stock Split”). The amendment to the Company’s Restated Certificate of Incorporation approved by the Company’s stockholders was effective as of such record date.

No fractional shares of common stock were issued as a result of the Reverse Stock Split. Instead, in lieu of any fractional shares to which a stockholder of record would otherwise be entitled as a result of the Reverse Stock Split, the Company paid cash (without interest) equal to such fractional share multiplied by $0.70 which was the 90-day Volume Weighted Average Price (“VWAP”) of our common stock on the OTCQB for the period immediately preceding the Effective Time (with such average closing sales prices being adjusted to give effect to the Reverse Stock Split). After the Reverse Stock Split, a stockholder otherwise entitled to a fractional interest will not have any voting, dividend or other rights with respect to such fractional interest except to receive payment as described above.  Stockholders owning fractional shares were paid out in cash for such fractional shares.

A reconciliation of the activity in Stockholders’ Equity accounts for the three and nine months ended September 30, 2021 is as follows (in thousands):

		Capital in
	Common	Excess of	Retained
	Stock	Par Value	Deficit
Balance at January 1, 2021	$684	$29,738	$(3,702)
Net loss	-	-	(188)
Stock-based compensation expense	-	21	-
Balance at March 31, 2021	$684	$29,759	$(3,890)
Net loss	-	-	(109)
Stock-based compensation expense	-	21	-
Balance at June 30, 2021	$684	$29,780	$(3,999)
Net income	-	-	3,281
Effect of reverse stock split	(630)	630	-
Redemption of fractional shares	-	(2)	-
Stock-based compensation expense	-	22	-
Balance at September 30, 2021	$54	$30,430	$(718)

A reconciliation of the activity in Stockholders’ Equity accounts for the three and nine months ended September 30, 2020 is as follows (in thousands):

		Capital in
	Common	Excess of	Retained
	Stock	Par Value	Deficit
Balance at January 1, 2020	$294	$17,370	$(3,765)
Net income	-	-	1,054
Stock-based compensation expense	-	21	-
Balance at March 31, 2020	$294	$17,391	$(2,711)
Issuance of common stock	390	12,285	-
Net loss	-	-	(175)
Stock-based compensation expense	-	20	-
Balance at June 30, 2020	$684	$29,696	$(2,886)
Net loss	-	-	(446)
Stock-based compensation expense	-	21	-
Balance at September 30, 2020	$684	$29,717	$(3,332)

12.        Revenue from Contracts with Customers

ASC 606, Revenue from Contracts with Customers requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance does not apply to revenue associated with insurance contracts (including title insurance policies), financial instruments and lease contracts; and therefore is primarily applicable to the following Company revenue categories.

Escrow and other title-related fees – The Company’s title insurance segment recognizes commission revenue and fees related to items such as searches, settlements, commitments and other ancillary services. Escrow and other title-related fees are recognized as revenue at the time of the related transactions as the earnings process, or performance obligation, is then considered to be complete.

Non-title services –All non-title service fees, such as management fees, are recognized as revenue as performance obligations are completed.

13.          Business Combinations

On July 20, 2021, the Company completed the Acquisition of NCTIC and NCTG by purchasing 100% of the stock of NCTIC and 100% of the membership interest in NCTG for the Purchase Price.  NCTG owns a 50% non-controlling membership interest in TAV, and by virtue thereof, owns 50% of the membership interest in Omega.  The 50% non-controlling membership interest in TAV was accounted for under the equity method of accounting.

The purchase price allocation for NCTIC and NCTG is as follows (in thousands):

Cash paid for NCTIC	$4,453
Cash paid for NCTG	1,010
Total consideration paid	$5,463

	NCTIC	NCTG
Cash and cash equivalents	$4,834	$9
Accounts receivable	40	-
Deferred tax assets	14	-
Investment in TAV	-	593
Other assets	4	418
Total assets acquired	4,892	1,020

Accrued expenses	168	10
Reinsurance payable	41	-
Escrow liability	4	-
Reserve for claims	209	-
Total liabilities assumed	422	10

Net assets acquired	$4,470	$1,010
Bargain purchase gain	$(17)	$-

A bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interest in the acquiree is less than the fair value of the identifiable net assets acquired.  The bargain purchase gain was primarily driven by differences in NCTIC’s statutory surplus and GAAP surplus at the date of acquisition.  The Company believes that the Sellers wanted to exit the business relatively quickly and there were a limited number of potential buyers due to factors inherent to the property and casualty market, which resulted in a bargain purchase gain.  The bargain purchase gain is recorded in other income on the Consolidated Statement of Operations.

On September 1, 2021, the Company acquired the remaining 50% membership interests of TAV for $2.2 million. This acquisition, combined with the July 2021 Acquisition of a 100% membership interest in NCTG, which owns a 50% membership interest in TAV, the Company now is the sole owner of TAV.

The operating results of TAV are included in the Company’s unaudited consolidated statements of operations beginning September 1, 2021. TAV’s results are included in the title insurance segment.

The final purchase price allocation for TAV at fair value is as follows (in thousands):

Cash paid for remaining 50% of TAV	$2,200
Fair value of existing equity interest	3,564
Total consideration	$5,764

Cash and cash equivalents	$12,044
Accounts receivable	166
Prepaid expenses	76
Fixed assets	216
Total assets acquired	12,502

Accrued expenses	32
Management fee payable	455
Escrow liability	9,293
Payable to affiliate	864
Note payable	545
Total liabilities assumed	11,189

Net assets acquired	1,313
Goodwill	$4,451

The acquisition date fair value of the Company’s previously held equity interest in TAV was $3.6 million with a fair value primarily estimated through an income approach valuation.  The Company recorded a gain of $3.3 million on the fair value remeasurement of our previously held equity interest in TAV on the unaudited consolidated statements of operations for the three and nine months ended September 30, 2021.

The acquisition of the remaining equity interest was accounted for as a step-transaction in accordance with FASB Accounting Standards Codification Topic 805, Business Combinations ("Topic 805"). The Second Purchase Price has been allocated to TAV's assets acquired and liabilities assumed based on our best estimates of the fair values as of the acquisition date. Due to the close proximity in timing of the Second Acquisition and our filing of this Quarterly Report on Form 10-Q, the fair value of assets acquired and liabilities assumed represent a preliminary allocation as our evaluation of facts and circumstances available as of September 30, 2021 is ongoing. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. Goodwill consists primarily of intangible assets that do not qualify for separate recognition.

Pursuant to Topic 805, the financial statements will not be retrospectively adjusted for any provisional amount changes that occur in subsequent periods. Rather, we will recognize any provisional adjustments as we obtain information not available as of the completion of this preliminary fair value calculation as determined within the measurement period. We will also be required to record, in the same period as the financial statements, the effects to any income statement captions, if any, as a result of any change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

The following table presents unaudited pro forma financial information as if NCTIC, NCTG, and TAV had been included in the Company’s financial results as of January 1, 2021, through the date of acquisition:

	Three Months		Nine Months
	Ended		Ended
	September 30,	September 30,	September 30,	September 30,
	2021 (a)	2020	2021 (a)	2020
Revenues	$1,874	$2,127	$6,670	$5,258
Net income	$183	$445	$1,170	$523

a.	Pro forma net income for the three and nine months ended September 30, 2021 excludes $545,000 extinguishment of debt income recorded in September 2021 due to the SBA’s forgiveness of ONTA’s PPP Loan.

14.        Goodwill

As of September 30, 2021, the Company recognized $4.5 million in goodwill as the result of the acquisition of 50% of TAV on September 1, 2021.  The fair value of goodwill as of the date of acquisition, a Level 3 input, was principally based on values obtained from public and private market comps. In accordance with ASC 350, management determined that no events or changes in circumstances occurred during the three months ending September 30, 2021 that would indicate the carrying amounts may not be recoverable, and therefore determined that there were no goodwill impairments.

15.          Uncertainties

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

As a result of these measures, many non-essential retail commerce across the country experienced significant disruption causing severely reduced sales volume.  S&L, who distributes its products through these potentially impacted retail channels, has experienced and may continue to experience a reduction in sales volume as a result of these measures.  Whereas most state and local governments have begun to ease restrictions on commercial retail activity, it is possible that a resurgence in COVID-19 cases could prompt a return to tighter restrictions in certain areas of the country. Furthermore, the economic recession brought on by the pandemic  may have a continuing adverse impact on consumer demand for S&L’s products. Therefore, uncertainty remains regarding the ongoing impact of the COVID-19 outbreak upon the future results of operations of S&L and its corresponding impact to the collectability of the S&L Note.

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

The COVID-19 pandemic caused the Company’s title operations at NCTIC and Omega to modify its business practices (including employee travel, employee work locations and cancellation of physical participation in meetings, events and conferences). The COVID-19 pandemic and any of its variants could continue to affect the Company in a number of ways including, but not limited to, the impact on employees becoming ill, quarantined, or otherwise unable to work or travel due to illness or governmental restriction, potential decreases in net premiums written in the future, and future fluctuations in the Company's investment portfolio due to the pandemic and the economic disruption it is causing. Because of the inherent uncertainty regarding the duration and severity of the COVID-19 pandemic (including any of its variants) and its effects on the economy, as well as uncertainty regarding the effects of government measures already taken, and which may be taken or continued in the future, to combat the spread of the virus and any of its variants, and/or provide additional economic stimulus, the Company is currently unable to predict the ultimate impact of the pandemic on the title operations.

The Company continues to evaluate the impact of these measures on our operational and financial performance, specifically the impact on S&L, HC Realty, and NCTIC and Omega’s operations.  During the third quarter 2021, the Company did not receive its contractual payments on the S&L Note largely as a result of the impacts that COVID-19 had to its operations and its customers.  Management used these facts in our analysis of the impairment of the S&L note during the period ended September 30, 2021.

As of September 30, 2021, the Company has not experienced any adverse impacts to the payment of HC Realty’s common and Series B Stock dividends.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

For a description of our business, including descriptions of segments and recent business developments, see the discussion in Note 1 Basis of Financial Statements in the accompanying unaudited Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part I, Item 2.

As of September 30, 2021, our sources of income include earnings on our title insurance subsidiaries, dividends on HC Realty Series B Stock, and interest paid on our cash deposits and the S&L Note. The Company believes that the revenue generating from these sources, dividends paid on HC Realty Common Stock, and cash on hand is sufficient to fund operating expenses for at least 12 months from the date of these consolidated financial statements.

The Company will continue to pursue acquisition opportunities which will allow us to potentially derive benefit from the Company’s net operating loss carryforwards and also create appropriate risk adjusted returns for shareholders.

Results from Operations

Three and Nine Months Ended September 30, 2021

The Company generated interest income of $1,000 and $13,000 for the three and nine month periods ending September 30, 2021, respectively, as compared to $176,000 and $607,000 for the three and nine month periods ending September 30, 2020, respectively. The decrease was primarily a result of decreased interest income from the Second A&R Note pursuant to the Forbearance Agreement and payoff of that note in March 2020, decreased interest income from the HC Realty Loan Agreement as a result of the payoff of that note in August 2020, ceasing to accrete interest income on the S&L Note in third quarter 2020, recognizing interest payments on the S&L Note as principal payments, and lower interest rates on our cash deposits. Interest income for the three and nine month periods ending September 30, 2021 consisted of cash interest income on our cash deposits and income tax receivable. The Company generated dividend income of $256,000 and $769,000 for the three and nine month periods ending September 30, 2021, respectively, as compared to $256,000 and $427,000 for the three and nine month periods ending September 30, 2020, respectively. The increase resulted primarily from the April 3, April 29, and June 29, 2020 acquisitions of additional HC Realty Series B Stock.

As a result of the Company’s acquisition of the title insurance operations, the Company generated title premium and other title fee revenue of $838,000 and management fees of $146,000.  The title insurance subsidiaries cost of revenue consists primarily of a provision for title claim losses and underwriting expenses, which is primarily commissions to title agencies.  The title insurance operating expenses consist primarily of personnel expenses, office and technology expenses and professional fees. Operating expenses for the period subsequent to the Company’s acquisition of NCTIC on July 1, 2021 and the acquisition of TAV on September 1, 2021 was $614,000.

Corporate general and administrative expenses are not directly allocable to either of our reporting segments and consist primarily of wages and personnel costs, legal and professional fees, insurance expense, and stock based compensation. Corporate general and administrative expenses increased to $303,000 for the three month period ending September 30, 2021 from $227,000 for the three month period ending September 30, 2020. The increase is primarily due to legal and professional fees incurred in connection with the Company’s acquisitions in the quarter. For the nine months ended September 30, 2021 and 2020, the corporate general and administrative expenses decreased to $900,000 from $1.1 million primarily due to reduced legal and professional fees incurred in connection with the Company’s registration statement and amendments with respect to the Rights Offering in June 2020. General and administrative expenses for the three and nine month period ending September 30, 2021 consisted of $117,000 and $355,000 of professional fees, $63,000 and $188,000 of wages, $24,000 and $69,000 of insurance expense, $21,000 and $63,000 of stock based compensation expense, and $78,000 and $225,000 of other operating expenses. Included in the expenses incurred in the three and nine month periods ended September 30, 2021 were approximately $68,000 and $200,000 of legal and professional fees and other due diligence costs related to the acquisitions.

Our effective tax rate for the three and nine month periods ended September 30, 2021 and 2020 was effectively 0% due to our net operating loss carryforwards.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand, cash interest earned on our cash on hand and the S&L Note, earnings from our title insurance subsidiaries, and dividends from our HC Realty common and Series B Stock. We expect cash on hand to be adequate for ongoing operational expenditures for at least 12 months from the date of these consolidated financial statements. At September 30, 2021, we had $11.8 million in cash and $6.5 million in restricted cash, of which $6.3 million is cash held in escrow for title insurance transactions. A portion of our unrestricted and restricted cash is currently held in savings accounts earning approximately 0.05%. We also received quarterly dividends on our HC Realty common and Series B Stock at annual rates of 5.5% and 10%. See Note 15 of the Notes to the Consolidated Financial Statements for a discussion of uncertainties related to COVID-19.

Cash used in operations for the nine months ending September 30, 2021 of $2.7 million consisted primarily of an increase of $3.3 million in escrow liabilities on the title insurance subsidiaries.

Cash provided by investing activities for the nine months ending September 30, 2021 consisted primarily $7.7 million of cash used of the acquisition of our title insurance subsidiaries offset by cash acquired of $16.9 million and the cash principal payments received on the S&L Note of approximately $170,000.

Critical Accounting Policies

Our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2020 Annual Report on Form 10-K. We believe some of our critical accounting policies have changed as a result of the acquisitions of the title insurance subsidiaries.

Premiums Written and Commissions to Agents - Generally, title insurance premiums are recognized at the time of settlement of the related real estate transaction, as the earnings process is then considered complete, irrespective of the timing of the issuance of a title insurance policy or commitment. Expenses typically associated with premiums, including agent commissions, premium taxes, and a provision for future claims are recognized concurrent with recognition of related premium revenue.

Premium revenues from certain agency operations include accruals for transactions which have settled but have not been reported as of the balance sheet date. These accruals are based on estimates of the typical lag time between settlement of real estate transactions and the agent’s reporting of these transactions to the Company. Reporting lag times vary by market. In certain markets, the lag time may be very short, but in others, can be as high as 100 days. The Company reviews and adjusts lag time estimates periodically, using historical experience and other factors, and reflects any adjustments in the result of operations in the period in which new information becomes available.

Quarterly, the Company evaluates the collectability of receivables. Write-offs of receivables have not been material to the Company.

Reserve for Claim Losses - The total reserve for all reported and unreported losses the Company incurred is represented by the reserve for claims. The Company's reserve for unpaid losses and loss adjustment expenses (LAE) is established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders that may be reported in the future (incurred but not reported, or "IBNR"). The Company continually reviews and adjusts its reserve estimates as necessary to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

Reinsurance - The accompanying balance sheets reflect reserves for claims gross of reinsurance ceded. The accompanying statements of operations reflect premiums and provision for claims net of reinsurance ceded. The reinsurance arrangements allow management to control exposure to potential claims arising from large risks and catastrophic events. Amounts recoverable from reinsurers are estimated in a manner consistent with the reserves associated with the reinsured policies. Reinsurance premiums, losses, and LAE are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance agreements.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts but are forward-looking statements.  These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” “could,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.  These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Such risks and uncertainties include the occurrence of events, including from the COVID-19 pandemic, that negatively impact the business or assets of HC Realty reducing the value of our investment in HC Realty, or that negatively impact our liquidity in such a way as to limit or eliminate our ability to use proceeds from the S&L Asset Sale or the Rights Offering to fund acquisitions, or an inability on our part to identify further additional suitable businesses to acquire or develop with the proceeds of the S&L Asset Sale or the Rights Offering, or an inability on the part of S&L to make payments to us under the S&L Note, or inability to successfully run and manage the new operations purchased under the Acquisition and the Second Acquisition.  Any forward-looking statement speaks only as of the date of this filing and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

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

The S&L Note, which had an outstanding principal amount of $3.3 million as of December 31, 2020, will mature and the entire principal amount will be payable in March 2023. During 2021 and 2020, we recorded an impairment losses of $609,000 and $833,000, respectively, on the S&L Note as a result of concluding, based on current information and events, including the impact of the novel coronavirus (“COVID-19”) on S&L’s business and its customers, that we did not believe we would be able to collect the entire amount due under the S&L Note. S&L’s ability to make payments to us under the S&L Note may continue to be adversely impacted by the current pandemic health event resulting from COVID-19 as S&L’s operations may continue to be adversely impacted by disruptions to the supply chain and distribution channels for its products caused by this pandemic. Consequently, we may have to record additional impairment charges with respect to the S&L Note. There is no guarantee that S&L will pay us the amounts owed under the S&L Note or that, in the event of default by S&L, the collateral securing the S&L Note will be sufficient to pay the S&L Note in full.

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

The investigation of additional non-furniture company assets to acquire and the negotiation, drafting and execution of relevant agreements and other documents will require substantial management time and attention in addition to potentially incurring legal and other professional expenses. If a decision is made not to complete a specific acquisition, the costs incurred up to that point for the proposed transaction likely would not be recoverable. As of September 30, 2021 and December 31, 2020, we had incurred no such related expenses. Furthermore, even if an agreement is reached relating to a specific acquisition, we may fail to consummate the acquisition for any number of reasons including those beyond our control.

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

In connection with using cash proceeds from the Asset Sale to acquire non-furniture related assets, we acquired an equity interest in HC Realty on March 19, 2019 by purchasing HC Common Stock and HC Series B Stock. We acquired additional HC Series B Stock on April 3, April 29, and June 29, 2020. As a result of these stock purchases, we currently own 36.1% of the as-converted equity interest of HC Realty. There is no guarantee that HC Realty will be successful implementing its business strategy for the acquisition, management and disposition of GSA properties and as a result our HC Common Stock and HC Series B Stock may lose value.

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

Our two executive officers will be employed for the foreseeable future on a part-time basis and have outside business interests that could require substantial time and attention. Our executive officers are associated with Hale Partnership Capital Management LLC and devote significant time to its affairs. Our executive officers are also associated with HC Realty. On March 19, 2019, we acquired an equity interest in HC Realty and made a loan to HC Realty’s operating partnership. We cannot accurately predict the amount of time and attention that will be required of our officers to perform their ongoing duties related to outside business interests. The inability of our officers to devote sufficient time to managing our business could have a material adverse effect on our business and operations.

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

2.2

Letter Agreement, dated July 20, 2021, by and among the Company, Southern Fidelity Insurance Company, a Florida corporation, Southern Fidelity Managing Agency, LLC, a Florida limited liability company, and Preferred Managing Agency, LLC, a Florida limited liability company (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 10-Q (Commission File No. 0-14938) filed August 6, 2021).

2.3

Membership Interest Purchase Agreement, dated as of September 1, 2021, by and among the Company and Title Agency Ventures LLC, a Delaware limited liability company, and Fidelis US Holdings, Inc., a Delaware Corporations (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed September 8, 2021).

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (Commission File No. 0-14938) filed August 6, 2021).

3.2	By-laws of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed November 20, 2017).

31.1	Certification by Steven A. Hale II, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification by Brad G. Garner, our Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Steven A. Hale II, our Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of Brad G. Garner, our Principal Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (2)

101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline Xtensible Business Reporting Language (“XBRL”): (i) balance sheets, (ii) statements of operations, (iii) statements of cash flows, (iv) the notes to the financial statements, and (v) document and entity information. (1)

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(1)	Filed herewith
(2)	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2021	HG HOLDINGS, INC.
By: /s/ Brad G. Garner
Brad G. Garner
Principal Financial and Accounting Officer