Form 10-K
period 2021-12-31
HG Holdings, Inc.
filed 2022-03-29
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing price on July 1, 2021: $17.6 million.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of March 25, 2022:

Common Stock, par value $.02 per share	2,873,031
(Class of Common Stock)	Number of Shares

Documents incorporated by reference: Portions of the Registrant’s Proxy Statement for our 2022 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

Item 1.	Business

General

We were incorporated in Delaware in 1984. Until March 2, 2018, we were a leading design, marketing and distribution resource in the upscale segment of the wood residential furniture market. On March 2, 2018, we sold substantially all our assets and changed our name to HG Holdings, Inc. In this Annual Report on Form 10-K, we sometimes refer to HG Holdings, Inc. by the terms “we,” “our,” “it,” “its,” and “Company.” Our two executive officers are both part-time employees. See Item. 1A Risk Factors for more information.

HG Holdings, Inc, together with its consolidated subsidiaries (the “Company”), operates through its wholly owned subsidiaries National Consumer Title Insurance Company (“NCTIC”), National Consumer Title Group, LLC (“NCTG”), Title Agency Ventures, LLC (“TAV”), HG Managing Agency, LLC (“HGMA”), and Omega National Title Agency, LLC (“Omega”) and through an affiliated investment in HC Government Realty Trust, Inc., a Maryland corporation (“HC Realty”).

The Company engages in the business of providing title insurance through our subsidiary NCTIC and providing title agency services through our subsidiaries NCTG, TAV, and Omega. Through NCTIC, the Company underwrites land title insurance for owners and mortgagees as the primary insurer. The Company currently only provides title insurance services in the state of Florida. The Company is also engaged in real estate related activities through its equity investments in HC Realty.

The title insurance segment provides title insurance, closing and/or escrow services and similar or related services in connection with residential and commercial real estate transactions.  The substantial majority of our business is dependent upon activity in the real estate and mortgage markets, which are cyclical and seasonal.

Our strategy is to profitably grow our core title insurance and settlement services business through a focus on continued improvement of our customers’ experiences with our products and services. Our growth strategy also includes potential acquisitions to expand our market share, geographic footprint, enhance our data or technological capabilities.   We remain committed to efficiently managing our business to market conditions throughout business cycles and to deploying our capital to maximize stockholder returns.

The real estate related segment invests in rental real estate through an equity investment in HC Realty. HC Realty is an internally-managed real estate investment trust (“REIT’) formed to grow the business of acquiring, developing, financing, owning and managing build-to-suit or improved-to-suit, single-tenant properties leased primarily to the United States of America and administered by the General Services Administration (“GSA”) or directly by the federal government agencies or departments occupying such properties (referred to as “GSA Properties”).

Title Insurance Segment

Our title insurance segment issues title insurance policies on residential and commercial property in the state of Florida.  This segment also provides closing and/or escrow services to facilitate real estate transactions. Our title insurance subsidiaries had 38 employees as of December 31, 2021.

Overview of Title Insurance Industry

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

Title Insurance Policies.     Title insurance policies insure the interests of owners or lenders against defects in the title to real property.  These defects include adverse ownership claims, liens, encumbrances or other matters affecting title.  Title insurance policies generally are issued at the request of a preliminary title report or commitment, which documents the current title to the property and any exceptions and/or limitations. The preliminary title report or commitment includes specific exceptions and/or limitations (i.e. the existence of easements, restrictions, rights of way, conditions, encumbrances or other matters affecting the title to, or use of, real property), which the title agent determines through a search of public records and prior title policies.

The beneficiaries of title insurance policies generally are real estate buyers and mortgage lenders.  A title insurance policy indemnifies the named insured and certain successors in interest against certain title defects, liens and encumbrances existing as of the date of the policy and not specifically excepted from its provisions.  The policy typically provides coverage for the real property mortgage lender in the amount of its outstanding mortgage loan balance and for the buyer in the amount of the purchase price of the property.  The potential for claims under a title insurance policy issued to a mortgage lender generally ceases upon repayment of the mortgage loan.  The potential for claims under a title insurance policy issued to a buyer generally ceases upon the sale or transfer of the insured property. A title insurer, however, generally does not know when a property has been sold or refinanced except when it issues the replacement coverage. Due to these factors, the total liability of a title underwriter on outstanding policies cannot be precisely determined.

Prior to issuing title policies, title insurers attempt to reduce the risk of claim losses by performing title searches and, in most cases, curing identified title defects.  A title insurance company’s primary expenses relate to such searches and examinations and the curative process of defects, preparation of title reports, policies and commitments, and facilitating the close of the real estate transaction. Claim losses typically result from errors made in the title search and examination process, from hidden defects such as fraud, forgery, incapacity, or missing heirs of the property, and from closing-related errors.

Issuing the Policy.     Title insurance companies typically issue title insurance policies directly by the title insurer, through affiliated title agencies, or indirectly through independent third-party agencies unaffiliated with the title insurance company. When the policy is issued by a title insurer, the search is performed by or on behalf of the title insurer, and the premium is collected and retained by the title insurer.  In a policy issued through an affiliated or independent third-party title agency, the agent performs the title search, collects, and retains a portion of the premium. The agent remits the remainder of the premium to the title insurance company as compensation for bearing the risk of loss in the event a claim is made under the policy. The percentage of the premium retained by an agent varies by geography and may be regulated by the state.  The title insurance company is obligated to pay title claims in accordance with the terms of its policies, regardless of whether the title insurance company issues policies through its direct operations, affiliated agents or independent agents.

The Closing Process.     In the United States, title insurance is essential to the real estate closing process in most transactions involving real property mortgage lenders.  In a typical residential real estate sale transaction where title insurance is issued, a third party, such as a real estate broker or agent, lawyer or closer, orders the title insurance on behalf of an insured or in certain instances, such as with respect to a lender, the insured orders on its own behalf.  Once the order has been placed and a title insurance company or an agent has determined the current status of the title to the property to its satisfaction, the title insurer or agent prepares, issues and circulates a commitment or preliminary report.  The commitment or preliminary report identifies the conditions, exceptions and/or limitations that the title insurer intends to attach to the policy and identifies items appearing on the title that must be eliminated prior to closing.

In the United States, the closing or settlement function is, depending on the region, performed by a lawyer, an escrow company or a title insurance company or agent, generally referred to as a “closer.”  Once documentation has been prepared and signed, and any required mortgage lender payoff demands are obtained, the transaction closes.  The closer typically records the appropriate title documents and arranges the transfer of funds to pay off prior loans and extinguish the liens securing such loans.  Title policies are then issued, typically insuring the priority of the mortgage of the real property mortgage lender in the amount of its mortgage loan and the buyer in the amount of the purchase price.  Before a closing takes place, however, the title insurer or agent typically provides an update to the commitment to discover any adverse matters affecting title and, if any are found, works with the seller to eliminate them so that the title insurer or agent issues the title policy subject only to those exceptions to coverage which are acceptable to the title insurer, the buyer and the buyer’s lender.

Premiums.     The premium for title insurance is typically due and earned in full when the real estate transaction is closed.  Premiums generally are calculated with reference to the policy amount.  The premium charged by a title insurer or an agent is subject to regulation in most areas.  Such regulations vary from jurisdiction to jurisdiction. In the state of Florida, where all our operations are currently, the state insurance regulator promulgates title insurance rates.

Escrow and Other Title Fees.     In addition to fees for underwriting title insurance policies, we derive a significant amount of our revenues from escrow and other title-related services including closing. The escrow and other services provided include all of those typically required in connection with residential and commercial real estate purchases and refinance activities. These fees are earned when the title policy is issued. Escrow and other title fees included in our Title Insurance segment represented approximately 33% of total Title Insurance segment revenues in 2021.

Title Insurance Operations

Overview.     The Company issues title insurance policies in Florida through its home office and through a network of affiliated and independent title agents.  Issuing agents, in the state of Florida, are independent agents or subsidiaries of community and regional mortgage lending institutions, depending on local customs and regulations.

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

The substantial majority of our title insurance business is dependent upon the overall level of residential and commercial real estate activity and mortgage markets, which are cyclical and seasonal.  Residential purchase activity is typically slower in the winter months with increased volumes in the spring and summer months and is sensitive to interest rates.  Refinance activity is not seasonal, but is generally correlated with changes in interest rates and general economic cycles.  Commercial real estate volumes are less sensitive to changes in interest rates than residential, but fluctuate based on local supply and demand conditions and financing availability. Commercial real estate historically has elevated activity towards the end of the year.  However, changes in general economic conditions in the United States and abroad, can cause fluctuations in these traditional patterns of real estate activity, and changes in the general economic conditions in a geography can cause fluctuations in these traditional patterns of real estate activity in that geography.

The Company’s title insurance premiums in future periods are likely to fluctuate due to these and other factors which are beyond management’s control.

Distribution, Sales and Marketing.     We distribute our title insurance policies and related products and services through our direct and agent (affiliated and independent) channels.  In our direct channel, the distribution of our policies and related products and services occurs through sales representatives located throughout our geographic footprint.  Title insurance policies issued, and other products and services delivered through, this channel are primarily delivered in connection with sales and refinances of residential and commercial real property.

Within the direct channel, our sales and marketing efforts are focused on the primary sources of business referrals.  For residential business, we generally market to real estate agents and brokers, mortgage brokers, real estate attorneys, mortgage originators, homebuilders and escrow service providers.  For the refinance business, we market primarily to mortgage originators and servicers.  For the commercial business, we market primarily to commercial real estate professionals, law firms, commercial lenders, commercial brokers and mortgage brokers.

In our agency channel, we issue policies in accordance with agreements with authorized agents.  The agency agreements typically state the conditions under which the agent is authorized to issue our title insurance policies.  The agency agreement specifies the services and price, if not regulated by the state, for those services and typically describes the circumstances under which the agent may be liable if a policy loss occurs.  As is standard in the industry, title agents operate largely independent of the Company and may act as agents for other title insurers.

Within the agency channel, our sales and marketing efforts are directed at the agents themselves and emphasize the quality and timeliness of our underwriting, our customer service and other title service offerings.

Reserves for Title Claims.     We reserve for claim losses associated with title insurance policies based upon our historical loss patterns and other factors by a charge to expense when the related premium revenue is recognized.  The reserve for incurred but not reported (“IBNR”) claims, together with the reserve for known claims, reflects management’s best estimate of the total costs required to settle all current and future claims on title insurance policies issued through December 31, 2021, and are considered to be adequate for such purpose.  We continually update loss reserve estimates as new information becomes known, new loss patterns emerge or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses. Due to the uncertainty inherent in the process and to the judgment used by management, the ultimate liability may be greater or less than our current reserves. If actual claims loss development varies from what is currently expected and is not offset by other factors, it is possible that additional reserve adjustments may be required in future periods in order to maintain our recorded reserve within a reasonable range of our actuary's central estimate.

Reinsurance.     Within our title insurance segment, we limit our maximum loss by reinsuring risk of loss with other insurers (“reinsurers”) under reinsurance agreements. In reinsurance arrangements, the primary insurer retains a certain amount of risk under a policy and cedes the remainder of the risk under the policy to the reinsurer.  In exchange for accepting the risk of loss, the primary insurer pays the reinsurer premiums and benefits.  The primary insurer generally remains liable to its insured for the total risk, but is reinsured for a portion of the total risk under the terms of the reinsurance agreement.

Competition.     Competition for title insurance, escrow and other title services is based primarily on service, quality, price, customer relationships and the ease of access and use of our products.   The number of competing companies and the size of such companies significantly vary by geographic regions.  The four largest title insurance companies typically maintain greater than 80% of the market for title insurance in the United States. In our principal market, competitors include other major title underwriters such as Fidelity National Financial, First American Financial Corporation, Old Republic International Corporation, Stewart Information Services Corporation, Westcor Land Title Insurance Company, and WFG National Title Insurance Company, as well as other regional title insurance companies, underwritten title companies and independent agency operations. Some title insurers currently have greater financial resources, larger distribution networks and more diverse offerings and geographic footprint than us. The addition or removal of regulatory barriers and/or new technologies may result in changes to competition in the title insurance business.  Numerous agency operations throughout our geographic footprint also provide aggressive competition to our wholly owned agency.

Regulation.     Our title insurance subsidiaries are subject to extensive regulation under applicable state laws. The title insurer is subject to a holding company act in its state of domicile, which regulates, among other matters, the ability to pay dividends and enter into transactions with affiliates. State statutes establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, accounting practices, financial practices, establishing reserve and capital and surplus, defining suitable investments for reserves and surplus, and approving premium rate schedules.

Real Estate Related Segment

The Company engages in rental real estate through our equity investment in HC Realty. HC Realty is an internally-managed REIT formed to acquire, develop, finance, own and manage GSA Properties. HC Realty invests primarily in GSA Properties in sizes that range from 5,000 to 50,000 rentable square feet that are in their first lease term after original construction or renovation-to-suit date. HC Realty further emphasizes GSA Properties that fulfill mission critical or direct citizen service functions.  Leases associated with the GSA Properties in which HC Realty invests are full faith and credit obligations of the United States of America. HC Realty intends to grow its portfolio primarily through acquisitions of single-tenanted, federal government-leased properties in such markets; although, at some point in the future HC Realty may elect to develop, or joint venture with others in the development of, competitively bid, built-to-suit, single-tenant, federal government-leased properties, or buy facilities that are leased to credit-worthy state or municipal tenants.

On March 19, 2019, we purchased 300,000 shares of HC Realty’s Common Stock (the “HC Common Stock”) for an aggregate purchase price of $3,000,000 and 200,000 shares of HC Realty’s 10.00% Series B Cumulative Convertible Preferred Stock (the “HC Series B Stock”) for an aggregate purchase price of $2,000,000. On April 3, April 9, and June 29, 2020, the Company entered into subscription agreements with HC Realty, pursuant to which we purchased 100,000, 250,000, and 475,000 shares of Series B Stock, respectively, for an aggregate purchase price of $8,250,000. As a result of these purchases, we currently own 33.9% of the as-converted equity interest of HC Realty; however, we do not believe we control HC Realty as a result of our current ownership interest.

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

In connection with the transactions discussed above, Steven A. Hale II, our Chairman and Chief Executive Officer, was appointed to serve as HC Realty’s Chairman and Chief Executive Officer. In addition, Mr. Hale and Brad G. Garner, our Principal Financial and Accounting Officer, are directors of HC Realty. HC Realty’s Board of Directors is composed of five directors.

Additional information on HC Common Stock, HC Series B Stock, the Loan Agreement and HC Realty is disclosed in the Annex D in the prospectus included in our Registration Statement (No. 333-235539) on Form S-1 as amended, filed with the Securities and Exchange Commission (the “SEC”) on May 8, 2020, which Annex D is incorporated herein by reference.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” “could,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include the occurrence of events that negatively impact the Company’s liquidity in such a way as to limit or eliminate the Company’s ability to use its cash on hand to fund further asset acquisitions, an inability on the part of the Company to identify additional suitable businesses to acquire or develop, and the occurrence of events that negatively impact the title insurance operations and/or the business or assets of HC Realty and the value of our investment in HC Realty. Any forward-looking statement speaks only as of the date of this filing and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

No assurance can be given that the actual future results will not differ materially from the forward-looking statements that we make for a number of reasons including those described above and in Item IA. Risk Factors below.

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

In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing, telephoning or e-mailing us at the following address, telephone number or e-mail address:

HG Holdings, Inc.

2115 E. 7th Street, Suite 101

Charlotte, North Carolina 28204

Attention: Steven A. Hale II

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

The Subordinated Secured Promissory Note with S&L (the “S&L Note”), which had an outstanding principal amount of $3.1 million as of December 31, 2021, will mature and the entire principal amount will be payable in March 2023. During 2021 and 2020, we recorded impairment losses of $701,000 and $833,000, respectively, on the S&L Note as a result of concluding, based on current information and events, including the impact of the COVID-19 on S&L’s business and its customers, that we did not believe we would be able to collect the entire amount due under the S&L Note. S&L’s ability to make payments to us under the S&L Note may continue to be adversely impacted by the current pandemic health event resulting from COVID-19 as S&L’s operations may continue to be adversely impacted by disruptions to the supply chain and distribution channels for its products caused by this pandemic. Consequently, we may have to record additional impairment charges with respect to the S&L Note. There is no guarantee that S&L will pay us the amounts owed under the S&L Note or that, in the event of default by S&L, the collateral securing the S&L Note will be sufficient to pay the S&L Note in full.

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

We continue evaluating alternatives for using remaining cash proceeds from the Asset Sale and Rights Offering to acquire non-furniture related assets. Since the Asset Sale, we have obtained an equity interest in HC Realty and completed the Acquisition of NCTIC and NCTG. We may not be able to acquire other profitable assets with the remaining cash proceeds of the Asset Sale and its June 2020 rights offering. In addition, any assets that we do acquire, including the Acquisition and our equity interest in HC Realty, may not be profitable. If we are not successful in identifying, acquiring and, to the extent applicable, operating non-furniture related assets, our stock price may decline.

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

The investigation of additional non-furniture company assets to acquire and the negotiation, drafting and execution of relevant agreements and other documents will require substantial management time and attention in addition to potentially incurring legal and other professional expenses. If a decision is made not to complete a specific acquisition, the costs incurred up to that point for the proposed transaction likely would not be recoverable. As of December 31, 2021 and December 31, 2020, we had incurred no such related expenses. Furthermore, even if an agreement is reached relating to a specific acquisition, we may fail to consummate the acquisition for any number of reasons including those beyond our control.

We may be required to register under the Investment Company Act of 1940.

Under Section 3(a)(l) of the 1940 Act, an issuer is deemed to be an investment company if it is engaged in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. The 1940 Act defines “investment securities” broadly to include virtually all securities except U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves regulated or exempt investment companies. Consequently, the S&L Note, as well as the securities of HC Realty we hold, may be considered investment securities and we may fall within the scope of Section 3(a)(1)(C) of the 1940 Act.

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

While in transient investment company status, we actively pursued alternatives for using cash proceeds from the Asset Sale for the acquisition of non-furniture related assets and acquired an equity interest in HC Realty on March 19, 2019. On April 3, 2020, we used $1.0 million of our cash to purchase an additional 100,000 shares of HC Realty Series B Stock. On April 29, 2020, we used an additional $2.5 million of our cash to purchase an additional 250,000 shares of HC Realty Series B Stock.  On June 29, 2020, we used $4.75 million of the cash proceeds from the Rights Offering to purchase an additional 475,000 shares of HG Realty Series B Stock. As a result of these purchases, we now own approximately 33.9% of the as-converted equity interest in HC Realty. We believe that these additional purchases allow us to rely on the exemption from investment company registration set forth in Rule 3a-1 of the 1940 Act because we own (i) at least 25% of the HC Realty Common Stock on an as-converted basis, resulting in us being presumed to control HC Realty within the meaning of Section 2(a)(9) of the 1940 Act and (ii) a sufficient number of shares of HC Realty Series B Stock so that we primarily control HC Realty within the meaning of Rule 3(a)-1 of the 1940 Act.

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

In connection with using cash proceeds from the Asset Sale to acquire non-furniture related assets, we acquired an equity interest in HC Realty on March 19, 2019 by purchasing HC Common Stock and HC Series B Stock. We acquired additional HC Series B Stock on April 3, April 29, and June 29, 2020. As a result of these stock purchases, we currently own 33.9% of the as-converted equity interest of HC Realty. There is no guarantee that HC Realty will be successful implementing its business strategy for the acquisition, management and disposition of GSA properties and as a result our HC Common Stock and HC Series B Stock may lose value.

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

Demand for a substantial portion of the Company’s title insurance subsidiaries’ products and services generally decreases as the number of real estate transactions in which its products and services are purchased decreases.  The number of real estate transactions in which the insurance subsidiaries’ products and services are purchased typically decreases in the following situations, among others:

●	When mortgage interest rates are high or rising;

●	When the availability of credit, including commercial and residential mortgage funding, is limited; and

●	When real estate affordability is declining.

There is an additional risk that these circumstances, particularly when combined with declining real estate values and the increase in foreclosures that often results therefrom, may adversely impact NCTIC’s title claims experience.

Unfavorable economic conditions may adversely affect NCTIC and Omega.

Historically, uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and a general decline in the value of real property, have created a difficult operating environment for the NCTIC and Omega’s core title and settlement businesses.  Uncertainty and a deterioration in economic conditions in connection with the coronavirus pandemic adversely affected the NCTIC and Omega early in the pandemic.  These conditions also tend to negatively impact the amount of funds NCTIC receives from third parties to be held in trust pending the closing of commercial and residential real estate transactions.  During periods of unfavorable economic conditions, the return on these funds deposited with third party financial institutions, tends to decline. In addition, title agencies, such as Omega, and other securities in NCTIC has in its investment portfolio, may be negatively impacted by these potential unfavorable economic conditions.  Depending upon the ultimate severity and duration of any economic downturn, the resulting effects on NCTIC and Omega could be materially adverse, including a significant reduction in revenues, earnings and cash flows, deterioration in the value of or return on its investments and increased credit risk from customers and others with obligations to NCITC and Omega.

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

The financial strength of NCTIC may be measured by ratings provided by ratings agencies and levels of statutory capital and surplus maintained by NCTIC, in determining the amount of a policy they will accept and the amount of reinsurance required.  Demotech currently rates the NCTIC’s operations. NCTIC’s financial strength ratings are “Exceptional” or “A” by Demotech, Inc. This rating provides the agency’s perspective on the financial strength, operating performance and cash generating ability of the operation.  The agency will continually review these ratings and the ratings are subject to change.  Statutory capital and surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength.  Accordingly, if the rating or statutory capital and surplus of NCTIC are reduced from the current level, or if there is a deterioration in other measures of financial strength, the NCTIC’s results of operations, competitive position and liquidity could be adversely affected.

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

Regulation of title insurance rates could adversely affect the Company

Title insurance rates are subject to extensive regulation, which varies from state to state.  Our title insurance subsidiaries currently only operate in the state of Florida. In Florida, rates are promulgated by the state insurance regulator.  The Company’s insurance subsidiaries’ ability to promptly adapt to changing market dynamics through price adjustments may be limited due to the rates promulgated by the state’s insurance regulator, particularly in a rapidly declining market.

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

Actual claims experience could materially vary from the expected claims experience reflected in the NCTIC’s reserve for incurred but not reported claims

NCTIC maintains a reserve for IBNR claims pertaining to its title, insurance products.  The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy.  Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years.  Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves.  Loss rates for recent policy years, positive or negative, may vary significantly given the long duration nature of a title insurance policy.  In uncertain economic times, such as those currently being experienced as a result of the coronavirus pandemic, larger changes may be more likely. Material changes in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms.  The estimates made in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

Changes in laws or regulations impacting real estate, particularly when applied retroactively, may cause a material change in expected ultimate losses and corresponding loss rates for recent and/or older policy years.

We have recorded goodwill as a result of prior acquisitions, and an economic downturn could cause these balances to become impaired, requiring write-downs that would reduce our operating income.

Goodwill aggregated approximately $4.5 million, or approximately 11.6% of our total assets as of December 31, 2021. Current accounting rules require that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may be considered a change in circumstance indicating the carrying value of our goodwill may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. As of December 31, 2021, management has deemed there is no impairment of our recorded goodwill. However, if there is an economic downturn in the future, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition. Management will continue to monitor our operating results, our market capitalization, and the impact of the economy to determine if there is an impairment of goodwill in future periods.

Risks related to the effects of COVID-19 and other potential health crises, climate change, severe weather or other catastrophic events

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

We will also monitor the impact of the pandemic on NCTIC and Omega’s products and services. The COVID-19 pandemic has caused the Company’s title insurance subsidiaries to modify its business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and the Company may take further actions as may be required by government authorities or that the Company believes is in the best interests of its employees. The extent to which COVID-19 impacts the Company's future operations, primarily its impact on the demand for real estate transactions, will depend on uncertain developments, including the duration and severity of the pandemic (including any of its variants), as well as uncertainty regarding the effects of government measures already taken, and which may be taken or continued in the future, to continue to combat the spread of the virus and any of its variants, and/or provide additional economic stimulus. This situation is continually changing, and additional impacts may arise that the Company is not aware of currently. It is not currently possible to predict the extent that COVID-19 will impact the Company's title insurance subsidiaries financial position or results of operation, although it is possible that it could have a material adverse effect on the Company's business.

Climate change, extreme weather conditions and catastrophic events, such as future pandemic diseases, natural disasters and terrorist attacks, could have a material adverse effect on the Company’s future results of operations and financial condition. The Company’s business operations could be impacted, including availability of key Company personnel or the Company’s information technology systems, by volatility of real estate prices, significant climate migration, and disruptions to the real estate environment or financial markets. Given the unpredictable nature of these events with respect to size, severity, duration and geographic location, it is not currently possible to quantify the ultimate impact that they may have on the Company’s business.

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

Risks related to our management

Our executive officers, one of whom is a current director, may have potential or actual conflicts of interest because of their positions with HCPM and HC Realty

Steven A. Hale II, our Chairman and Chief Executive Officer, is sole manager of HPCM which serves as the investment adviser for the Hale Funds and two current holders of HC Realty Series B Stock.  The Hale Funds own approximately 33.9% of our outstanding common stock. We also own HC Realty Series B Stock and HC Realty Common Stock. Mr. Hale also serves as Chairman and Chief Executive Officer and a director of HC Realty.  Bradley G Garner, our Principal Financial and Accounting Officer, also serves as a director of HC Realty and is chief compliance officer for HPCM.

Mr. Hale and Mr. Garner owe fiduciary duties to us, as well as to HC Realty as a result of their positions with HC Realty and to the Hale Funds and two current holders of HC Realty Series B Stock as a result of their positions with HPCM, the investment adviser to these parties.  As a result, these executive officers may have potential or actual conflicts of interest when faced with decisions that could have different implications for us and HC Realty.  In addition, Mr. Hale and Mr. Garner may have potential or actual conflicts of interest when faced with decisions that could have different implications for us and the Hale Funds or the one holder of HC Realty Series B Stock advised by HPCM.  For example, these potential conflicts could arise over matters such as funding and capital matters.

Our executive officers, directors and 10% stockholders have significant voting power and may vote their shares in a manner that is not in the best interest of other stockholders.

Our current executive officers, directors and 10% stockholders control approximately 76.0% of the voting power represented by our outstanding common stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, such as the election of directors or the dissolution of the company. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

Our corporate headquarters is located in Charlotte, North Carolina where we lease office space. The Company’s subsidiaries, principally Omega, lease office space throughout Florida.

Item 3.	Legal Proceedings

Hollie Drive Litigation

In November 2019, we received notice that the Company and Stanley Furniture Company, LLC, formerly known as Churchill Downs, LLC (the “Buyer”) were defendants in a pending case in the Circuit Court for Henry County, Virginia.  The case, which had been instituted on September 18, 2019 by Hollie Drive Associates, LLC (“Hollie”), raises issues arising from the purported breach of a lease for warehouse space in Henry County, Virginia, which is owned by Hollie and was previously rented by the Company.  The relevant lease was assigned to the Buyer in connection with the Asset Sale.  The complaint asserts that the Buyer breached various provisions of the lease including failure to make certain rental payments and failure to pay for certain clean-up and reconstruction after the Buyer vacated the property. The complaint seeks damages in the amount of approximately $555,000 and attorney’s fees.  Hollie named the Company as a party because the Company was the original tenant under the lease.   Under the Asset Purchase Agreement, the Buyer agreed to assume and indemnify the Company against post-closing liabilities arising under the lease including those asserted in the complaint.  The Buyer’s filings in the case do not dispute the obligation to indemnify the Company for any damages awarded in the case.  Based upon discussions with the Buyer and documents produced to date by Hollie, it appears Hollie has asserted damages greatly exceeding the likely recovery in the case.  Given these facts and the Buyer’s indemnity obligation, the Company believes it is not probable the case will result in a material adverse effect on its financial statements.

Graham County Property Litigation

As previously disclosed, on November 26, 2019, Graham County (the “County”), North Carolina filed a complaint against the Company and the Buyer in the Superior Court for Graham County, North Carolina asserting claims arising out of a conveyance to the County of approximately 36 acres (the “Property”) in November 2014.   The Complaint sought, among other things, (i) rescission of the conveyance of the Property to the County, (ii) reimbursement of expenses incurred by the County in connection with the Property, (iii) to invalidate the indemnity agreements entered into in connection with the conveyance, (iv) and other damages, or (iv), in the alternative to rescinding the conveyance, expenses necessary to make the Property suitable and useable for a public park and outdoor recreation area. Pursuant to the Asset Purchase Agreement, the Buyer agreed to assume and indemnify the Company against certain pre-closing liabilities including those relating to the conveyance of the Property. After the filing of the complaint, the Company entered into an agreement with the Buyer providing that, if the Company reaches a settlement with the County resulting in transfer of the Property back to the Company, then the Company can retain the Property notwithstanding provisions of the Asset Purchase Agreement and will waive any right to indemnification from the Buyer with respect to the claims by the County with respect to the Property. In January 2021, representatives of the Company and the County reached an agreement to resolve all claims asserted by the County in the litigation.  Under the terms of the agreement, the County has agreed to transfer the Property back to the Company, lease a portion of the Property from the Company, and dismiss the litigation in exchange for Company making cash payments to the County in a total amount that is immaterial to the Company’s financial performance. The litigation has been dismissed and the other material terms of the settlement have now been completed.

Item 4.	Mine Safety Disclosures

Not Applicable.

Information about our Executive Officers

Our executive officers who are elected annually and their ages as of January 1, 2022 are as follows:

Name	Age	Position
Steven A. Hale II	38	Chairman, Chief Executive Officer and Director

Brad G. Garner	39	Principal Financial and Accounting Officer

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

Market Information

Our common stock is traded in the over-the-counter market on the OTCQB under the symbol “STLY”.  Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of March 22, 2022, we had approximately 625 beneficial stockholders. We currently anticipate that we will retain all future earnings for the operation of our business, and we do not currently intend to pay any cash dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of December 31, 2021 (in thousands):

	Number of shares	Weighted-average	Number of shares
	to be issued upon	exercise price	remaining available
	exercise of	of outstanding	for future issuance
	outstanding options,	options, warrants	under equity
	warrants and rights	and rights	compensation plans
Equity compensation plans approved by stockholders	-	-	1,186

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Selected Financial Data included elsewhere in this Annual Report.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with GAAP and reflect the consolidated operations of the Company.  The consolidated financial statements include the accounts of HG Holdings, Inc. and all controlled subsidiaries.  All significant intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary, are accounted for using the equity method of accounting.  Equity investments in which the Company does not exercise significant influence over the investee and without readily determinable fair values, or non-marketable equity securities, are accounted for at cost, less impairment, and are adjusted up or down for any observable price changes.

Overview

For a description of our business, including descriptions of segments, see the discussion under Business in Item 1 of Part I of this Annual Report, which is incorporated by reference into this Item 7 of Part II of this Annual Report.

COVID-19 Pandemic

Despite the widespread availability of vaccines, COVID-19 (including its variant strains) continues to impact U.S. states where the Company conducts business. The COVID-19 pandemic has negatively impacted worldwide economic activity and created significant volatility and disruptions of financial markets. In response, the U.S. government and its agencies have taken a number of significant measures to provide fiscal and monetary stimulus. Such actions have included an unscheduled cut to the federal funds rate, the introduction of new programs to preserve market liquidity, extended unemployment and sick leave benefits, mortgage loan forbearance actions, low-interest loans for working capital access and payroll assistance, and other relief measures for both workers and businesses. Many such actions have lapsed or otherwise been reduced as time has passed since the onset of the pandemic. The Company and its subsidiaries have remained fully operational throughout the pandemic and did not have any reductions in workforce during 2021.

The COVID-19 pandemic has caused the Company to modify its business practices (including employee travel, employee work locations and cancellation of physical participation in meetings, events and conferences). The COVID-19 pandemic and any of its variants could continue to affect the Company in a number of ways including, but not limited to, the impact of employees becoming ill, quarantined, or otherwise unable to work or travel due to illness or governmental restriction, potential decreases in net premiums written in the future, and future fluctuations in the Company's investment portfolio due to the pandemic and the economic disruption it is causing. Because of the inherent uncertainty regarding the duration and severity of the COVID-19 pandemic (including any of its variants) and its effects on the economy, as well as uncertainty regarding the effects of government measures already taken, and which may be taken or continued in the future, to combat the spread of the virus and any of its variants, and/or provide additional economic stimulus, the Company is currently unable to predict the ultimate impact of the pandemic.

Title

Our title insurance segment revenue is closely related to the level of real estate activity that includes sales, mortgage financing and mortgage refinancing. Declines in the level of real estate activity or the average price of real estate sales will adversely affect our title insurance revenues.

We believe that real estate activity is generally dependent on mortgage interest rates, access and availability to mortgage debt, residential housing inventory, home prices, commercial property supply and demand, and the general economic conditions in the U.S. economy.

As of the January 21, 2022 Mortgage Finance Forecast, the Mortgage Bankers Association (“MBA”) expects residential purchase transactions to steadily increase through 2023 before leveling out in 2024. Additionally, the MBA expects residential refinance transactions to steadily decrease in 2022 and 2023 before leveling out in 2024 as interest rates are expected to rise. The MBA expects overall mortgage originations to decrease in 2022 and thereafter as compared to 2021 levels.

The industry as a whole saw growth in total real estate transactions in 2021, largely due to a strong residential real estate market driven by increasing home prices and low mortgage interest rates. Mortgage rates remained historically low after emergency actions taken by the Federal reserve to reduce its benchmark interest rate in first quarter 2020. Despite the lingering impact of COVID-19 in 2021, purchase and refinance activity grew due to migration of out of dense urban areas into less populated geographies as well near historically low interest rates. Per MBA’s Mortgage Finance Forecast, interest rates on a Freddie Mac 30-year, fixed rate mortgage averaged 3.1% in 2021.

See Item 1A of Part I of this Annual Report for further discussion of risk factors related to COVID-19.

Historically, real estate transactions have produced seasonal revenue fluctuations in the real estate industry. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The second and third calendar quarters are typically the strongest quarters in terms of revenue, primarily due to a higher volume of residential transactions in the spring and summer months.

Real Estate Related

The Company acquired an equity interest in HC Realty. HC Realty currently owns and operates a portfolio of 27 single-tenant properties leased entirely to the United States of America for occupancy by federal agencies including the Federal Bureau of Investigation, the Department of Veterans affairs, the Drug Enforcement Administration, Immigration & Customs Enforcement, the Social Security Administration and the Department of Transportation. On March 19, 2019, we purchased 300,000 shares of HC Common Stock for an aggregate purchase price of $3,000,000 and 200,000 shares of HC Series B Stock for an aggregate purchase price of $2,000,000. On April 3, April 9, and June 29, 2020, the Company entered into subscription agreements with HC Realty, pursuant to which we purchased 100,000, 250,000, and 475,000 shares of Series B Stock, respectively, for an aggregate purchase price of $8,250,000. As a result of these purchases, we currently own approximately 33.9% of the as-converted equity interest of HC Realty.

On March 19, 2019, the Company, together with certain other Lenders, entered into a loan agreement (the “Loan Agreement”) with HC Realty’s operating partnership, and HCM Agency, LLC, as collateral agent (the “Agent”), pursuant to which the Lenders provided HC Realty’s operating partnership with Initial Term Loan, of which $2,000,000 was provided by the Company. On August 14, 2020, pursuant to the terms of the Loan Agreement, HC Realty’s operating partnership repaid the loan in full, including all accrued interest and make whole interest.

For the year ended December 31, 2021, HC Realty owned 27 GSA Properties, comprised of 23 GSA Properties that it owns in fee simple, one GSA Property that it owns subject to a ground lease and three GSA Properties for which it has all of the rights to the profits, losses, any distributed cash flow and all of the other benefits and burdens of ownership including for federal income tax purposes, each of which is leased to the United States. HC Realty’s portfolio properties contain approximately 508,092 rentable square feet located in 18 states. As of December 31, 2021, its portfolio properties are 100% leased to the United States of America and occupied by 12 different federal government agencies. Based on net operating income of each property, the portfolio has a weighted average remaining lease term of 8.8 years if none of the early termination rights are exercised and 4.9 years if all of the early termination right are exercised.

Results of Operations

2021 Compared to 2020

As of December 31, 2021, our sources of income include earnings on our title insurance subsidiaries, dividends on HC Realty Series B Stock, and interest paid on our cash deposits. The Company believes that the revenue generating from these sources, dividends paid on HC Realty Common Stock, and cash on hand is sufficient to fund operating expenses for at least 12 months from the date of these consolidated financial statements.

The Company generated interest income of $15,000 for the year ended December 31, 2021 as compared to $0.6 million for the year ended December 31, 2020.  The decrease was primarily a result of decreased interest income from the Second Amended and Restated Subordinated Secured Promissory Note (the “Second A&R Note”) pursuant to the October 31, 2019 Forbearance Agreement (“Forbearance Agreement”) with Buyer and payoff of that note in March 2020, decreased interest income from the HC Realty Loan Agreement as a result of the payoff of that note in August 2020, ceasing to accrete interest income on the S&L Note in third quarter 2020, recognizing interest payments on the S&L Note as principal payments, and lower interest rates on our cash deposits. The Company generated dividend income of $1.0 million for the year ended December 31, 2021 as compared to $684,000 for the prior year, which is reported in our real estate related segment.  The increase resulted primarily from the receipt of a full year of dividends from the April 3, April 29, and June 29, 2020 acquisitions of additional HC Realty Series B Stock.

As a result of the Company’s acquisition of the title insurance operations, the Company generated title premium and other title fee revenue of $2.4 million and management fees of $37,000. The title insurance subsidiaries cost of revenue consists primarily of a provision for title claim losses and underwriting expenses, which is primarily commissions to title agencies. The title insurance operating expenses consist primarily of personnel expenses, office and technology expenses and professional fees. Operating expenses for the period subsequent to the Company’s acquisition of NCTIC on July 1, 2021 and the acquisition of TAV on September 1, 2021 was $2.1 million.

Corporate general and administrative expenses are not directly allocable to either of our reporting segments and consist primarily of wages and personnel costs, legal and professional fees, insurance expense, and stock based compensation. Corporate general and administrative expenses of $1.3 million for the year ended December 31, 2021 at the corporate level remained flat as compared to the year ended December 31, 2020. Included in the general and administrative expenses incurred in the year ended December 31, 2021 was approximately $242,000 of legal and professional fees and other due diligence costs related to the acquisitions of the title insurance business.

Our effective tax rate for the year ended December 31, 2021 was effectively (3.8)% resulting from a tax benefit from unrecognized tax benefits position under FASB Interpretation No. 48 (“FIN 48”). Our 2020 effective tax rate was 0.0% due to our net operating loss carryforwards.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand, cash interest earned on our cash on hand and the S&L Note, earnings from our title insurance subsidiaries, and dividends from our HC Realty common and Series B Stock. We expect cash on hand to be adequate for ongoing operational expenditures for at least 12 months from the date of these consolidated financial statements. At December 31, 2021, we had $11.8 million in cash and an additional $8.3 million in restricted cash, of which $8.1 million is cash held in escrow for title insurance transactions. The company records an offsetting escrow liability given that we are liable for the disposition of these escrowed funds. A portion of our unrestricted and restricted cash is currently held in savings accounts earning approximately 0.05% annually. We also received quarterly dividends on our HC Realty common and Series B Stock at annual rates of 5.5% and 10%.

Cash flows provided by operating activities differ from net income due to adjustments for non-cash items, such as gains and losses on investments and affiliates, impairment losses on note receivables, the timing of disbursements for taxes, claims and other accrued liabilities, and collections or changes in receivables and other assets. Net cash used in operations for the year ended December 31, 2021 of $935,000 consisted of dividends on our HC Realty common stock of $165,000, dividends on our HC Realty Series B Stock of $1 million, income tax refund of $491,000 offset primarily by an increase of $1.2 million in escrow liabilities on the title insurance subsidiaries, personnel costs of $1.3 million, and legal and professional fees of $605,000.

Cash provided by investing activities of $9.4 million for the year ended December 31, 2021 consisted primarily $7.7 million of cash used for the acquisition of our title insurance subsidiaries offset by cash acquired of $16.9 million from the title insurance subsidiaries acquired, of which $9.3 million was restricted cash held in escrow for title insurance transactions, and the cash principal payments received on the S&L Note of approximately $190,000.

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

Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations - FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations, requires an acquirer to recognize, separately from goodwill, the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree, and to measure these items generally at their acquisition date fair values. Goodwill is recorded as the residual amount by which the purchase price exceeds the fair value of the net assets acquired. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, we are required to report provisional amounts in the financial statements for the items for which the accounting is incomplete. Adjustments to provisional amounts initially recorded that are identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. During the measurement period, we are also required to recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period ends the sooner of one year from the acquisition date or when we receive the information we were seeking about facts and circumstances that existed as of the acquisition date or learn that more information is not obtainable. Contingent consideration liabilities or receivables recorded in connection with business acquisitions must also be adjusted for changes in fair value until settled.

Note Receivable - In accordance with the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 810-40-5, upon the sale of substantially all of the assets the Company recorded a gain on the deconsolidation of a group of assets based on the difference between the fair value of the consideration received and the carrying amount of the group of assets. As the Subordinated Secured Promissory Note with Buyer in the principal amount of approximately $7.4 million (the “Original Note”) was part of the consideration received for the sale of substantially all of the Company’s furniture related assets and liabilities, the Company recorded the Original Note at its fair value on March 2, 2018. The fair value of the Original Note was estimated using discounted cash flow analyses, using market rates at the acquisition date that reflect the credit and inherent rate-risk inherent in the Original Note. The discount resulting from the fair value adjustment was recorded as a direct reduction to the original principal balance and amortized to interest income using the effective interest method. As of the date of the assignment and transfer from the Buyer to S&L, it was determined that the Original Note was extinguished and therefore both the A&R Note and the S&L Note were measured based on their fair value in accordance with Emerging Issues Task Force (EITF) – Creditors Accounting for Modification or Exchange of Debt Instruments. The discounts resulting from the fair value adjustments for the A&R Note and the S&L Note were recorded as a direct reduction to the original principal balance and amortized to interest income using the effective interest method. When impairment is determined to be probable, the measurement will be based on the fair value of the collateral securing the notes. The determination of impairment involves management’s judgment and the use of market and third-party estimates regarding collateral values.

The Company concluded, based on current information and events, including the impact of COVID-19 on S&L’s business and its customers, that the Company did not believe it would be able to collect the amount due under the S&L Note and determined that the note was other than temporarily impaired. The evaluation was generally based on an assessment of the borrower’s financial condition and the adequacy of the collateral securing the S&L Note. Given the facts and circumstances, the Company recorded an impairment loss of $701,000 during the year ended December 31, 2021. The Company further ceased accruing interest and accreting interest income on the fair value discount of the S&L Note on the date in the third quarter of 2020 it determined the note was other than temporarily impaired

Interest Income – Interest income is recorded on an accrual basis based on the effective interest rate method to the extent that we expect to collect such amounts.

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

Stock-Based Compensation – We record share-based payment awards at fair value on the grant date of the awards, based on the estimated number of awards that are expected to vest, over the vesting period. The fair value of stock options was determined using the Black-Scholes option-pricing model. The fair value of the restricted stock awards was based on the closing price of the Company’s common stock on the date of the grant. For awards with performance conditions, we recognize compensation cost over the expected period to achieve the performance conditions, provided achievement of the performance conditions are deemed probable.

Premiums Written and Commissions to Agents – Generally, title insurance premiums are recognized at the time of settlement of the related real estate transaction, as the earnings process is then considered complete, irrespective of the timing of the issuance of a title insurance policy or commitment. Expenses typically associated with premiums, including agent commissions, premium taxes, and a provision for future claims are recognized concurrent with recognition of related premium revenue. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect up to a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

Quarterly, the Company evaluates the collectability of receivables. Write-offs of receivables have not been material to the Company.

Reserve for Title Claims – The total reserve for all reported and unreported losses the Company incurred is represented by the reserve for title claims. The Company’s reserve for unpaid losses and loss adjustment expenses (LAE) is established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders that may be reported in the future (“IBNR”). The Company continually reviews and adjusts its reserve estimates as necessary to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

Reinsurance – The accompanying balance sheets reflect reserves for claims gross of reinsurance ceded. The accompanying statements of operations reflect premiums and provision for claims net of reinsurance ceded. The reinsurance arrangements allow management to control exposure to potential claims arising from large risks and catastrophic events. Amounts recoverable from reinsurers are estimated in a manner consistent with the reserves associated with the reinsured policies. Reinsurance premiums, losses, and LAE are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance agreements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15I promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Based on this evaluation, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective as of December 31, 2021, the end of the period covered by this Annual Report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Information related to our directors will be set forth under the caption “Election of Directors” of our proxy statement (the “2022 Proxy Statement”) for our 2022 annual meeting of shareholders. Such information is incorporated herein by reference.

Information relating to compliance with section 16(a) of the Exchange Act will be set forth under the caption “Delinquent Section 16(a) Reports” of our 2021 Proxy Statement and is incorporated herein by reference.

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

Information relating to our executive and director compensation will be set forth under the caption “Executive Compensation” and “Director Compensation” of our 2022 Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our information relating to this item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” of our 2022 Proxy Statement. Such information is incorporated herein by reference.

Information concerning our equity compensation plan is included in Part II of this report under the caption “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Our information relating to this item is set forth under the captions “Corporate Governance – Review of Transactions with Related Persons” and “Corporate Governance - Board and Board Committee Information” of our 2022 Proxy Statement. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Our information relating to this item is set forth under the caption “Independent Public Auditors” of our 2022 Proxy Statement. Such information is incorporated herein by reference.

PART IV

(1)	Item 15.	Exhibits, Financial Statement Schedule Documents filed as a part of this Report:

(1)	The following financial statements are included in this report on Form 10-K:
Report of Independent Registered Public Accounting Firm (PCAOB ID 00677)
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Operations for each of the two years in the period ended December 31, 2021
Consolidated Statements of Changes in Stockholders’ Equity for each of the two years in the period ended December 31, 2021
Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2021
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

10.2	Amendment to 2012 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission Rule No. 0-14938) filed December 30, 2020).

10.3

Form of Restricted Stock Award under 2012 Incentive Plan (Officers) (time vesting) (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K (Commission File No. 0-14938) for the year ended December 31, 2012). (2)

10.4

Agreement, dated as of January 30, 2017, by and among Stanley Furniture Company, Inc. and the entities and natural persons listed on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (Commission File No. 0-14938) filed January 30, 2017).

10.5

Forbearance Extension Letter Agreement, dated as of February 24, 2020, by and among Stanley Furniture Company LLC, Stanley Intermediate Holdings LLC, Stanley Furniture Company 2.0, LLC and Churchill Downs Holdings Ltd., and HG Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed February 25, 2020).

10.6

Second Forbearance Extension Letter Agreement, dated as of March 6, 2020, by and among Stanley Furniture Company LLC, Stanley Intermediate Holdings LLC, Stanley Furniture Company 2.0, LLC and Churchill Downs Holdings Ltd., and HG Holdings Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed March 12, 2020).

10.7

Subscription Agreement, dated as of April 3, 2020, by and between HC Government Realty Trust, Inc. and HG Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed April 9, 2020).

10.8

Subscription Agreement, dated as of April 9, 2020, by and between HC Government Realty Trust, Inc. and HG Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed April 10, 2020).

10.9

Subscription Agreement, dated as of June 29, 2020, by and between HC Government Realty Trust, Inc. and HG Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 0-14938) filed June 30, 2020).

10.10

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

10.11

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

10.12

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

101

The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (“IXBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Financial Statements. (3)

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

HG HOLDINGS, INC.

March 28, 2022	By:	/s/Steven A. Hale II
Steven A. Hale II
Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Steven A. Hale II (Steven A. Hale II)	Chairman, Chief Executive Officer and Director	March 28, 2022

/s/Brad G. Garner (Brad G. Garner)	Principal Financial and Accounting Officer	March 28, 2022

/s/Peter M. Sherman (Peter M. Sherman)	Director	March 28, 2022

/s/Jeffrey S. Gilliam (Jeffrey S. Gilliam)	Director	March 28, 2022

HG HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

HG Holdings, Inc.

Charlotte, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HG Holdings, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Acquired Businesses

Description of Matter

As discussed in Note 2 to the consolidated financial statements, on July 1, 2021 the Company acquired National Consumer Title Insurance Company and National Consumer Title Group, LLC, which included a 50% ownership in Title Agency Ventures, LLC, for total consideration of $5.46 million.  On September 1, 2021 the Company acquired the remaining 50% interest in Title Agency Ventures, LLC and its wholly owned subsidiary Omega National Title Agency, LLC for total additional consideration of $2.20 million. The Company accounted for these transactions under the acquisition method of accounting, and the acquisitions resulted in the recording of $4.45 million of goodwill and a $3.33 million gain on remeasurement of equity interest. The fair value of the remaining acquired equity interest was estimated using a market approach which requires the use of estimates and assumptions related to comparable market transactions.

The Company had to determine the appropriate accounting for the acquisitions and subsequent remeasurement of the equity interest which required the Company to make significant estimates and assumptions. As a result, testing these assumptions and the related accounting conclusions involved a high degree of auditor judgment and effort, including involving the use of our valuation specialists. In addition, the fair value of this equity interest was challenging to audit due to the sensitivity of the fair value determination to changes in these assumptions.

How We Addressed the Matter in Our Audit

Our audit procedures included the following:

●	Obtained an understanding of the internal controls and processes over the valuation of the acquired assets, including management's controls over the selection of significant assumptions.

●	Evaluated the appropriateness of the accounting treatment selected and recalculated the equity interest remeasurement.

●

With the assistance of our valuation specialists, evaluated the valuation methodologies and significant assumptions, and developed a range of independent estimates and compared those to the significant assumptions used by management.

We have served as the Company’s auditor since 2019.

/s/ Cherry Bekaert, LLP

Richmond, Virginia

March 28, 2022

HG HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	2021	2020
ASSETS
Current assets:
Cash	$11,806	$11,396
Restricted cash	8,287	234
Accounts receivables	183	-
Interest and dividend receivables	298	298
Prepaid expenses and other current assets	192	139
Income tax receivable	-	488
Total current assets	20,766	12,555

Property, plant and equipment, net	204	7
Lease assets	447	-
Investment in affiliate	11,450	12,072
Subordinated note receivable	992	1,883
Goodwill	4,451	-
Other assets	555	509
Total assets	$38,865	$27,026

LIABILITIES
Current liabilities:
Accounts payable	$12	$3
Accrued salaries, wages and benefits	104	2
Lease liabilities, current portion	278	-
Escrow liabilities	8,053	-
Other accrued expenses	346	58
Total current liabilities	8,793	63

Long-term liabilities:
Reserve for title claims	231	-
Lease liabilities	169	-
Other long-term liabilities	110	243
Total long-term liabilities	510	243
Total liabilities	9,303	306

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 35,000,000 shares authorized and 2,873,031 shares issued and outstanding on each respective date	54	684
Capital in excess of par value	30,450	29,738
Retained deficit	(942)	(3,702)
Total stockholders’ equity	29,562	26,720
Total liabilities and stockholders’ equity	$38,865	$27,026

The accompanying notes are an integral part

of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended
	December 31,
	2021	2020

Revenues:
Net premiums written	$1,608	$-
Escrow and other title fees	790	-
Management fees	37	-
Total revenues	2,435	-

Cost of revenues:
Underwriting expenses	214	-
Provision for title claim losses	79	-
Search and other fees	33	-
Total operating expenses	326	-

Gross underwriting profit	2,109	-

Operating expenses:
General and administrative expenses	(3,309)	(1,304)

Other income/expenses:
Interest income	15	608
Dividend income	1,025	684
Other income	28	-
Gain on extinguishment of debt	545	-
Gain on settlement of subordinated note receivable	-	1,326
Gain on remeasurement of equity interest	3,327	-
Loss from affiliate	(381)	(418)
Loss on impairment	(701)	(833)

Income from operations before income taxes	2,658	63

Income tax benefit	102	-

Net income	$2,760	$63

Basic and diluted income per share:
Net income – basic	$.97	$.00
Net income – diluted	$.96	$.00

Weighted average shares outstanding:
Basic	2,838	2,083
Diluted	2,873	2,118

The accompanying notes are an integral part

of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For each of the two years in the period ended December 31, 2021

(in thousands)

			Capital in	Retained
	Common Stock		Excess of	Earnings
	Shares	Amount	Par Value	(Deficit)	Total

Balance at January 1, 2020	14,947	$294	$17,285	$(3,935)	$13,644

Net income	-	-	-	63	63
Issuance of common stock	19,500	390	12,285	-	12,675
Restricted stock forfeited or expired	(42)	-	-	-	-
Stock-based compensation	-	-	83	-	83

Balance at December 31, 2020	34,405	$684	$29,738	$(3,702)	$26,720

Net income	-	-	-	2,760	2,760
Effect of reverse stock split	(31,530)	(630)	630	-	-
Redemption of fractional shares	(2)	-	(2)	-	(2)
Stock-based compensation	-	-	84	-	84

Balance at December 31, 2021	2,873	$54	$30,450	$(942)	$29,562

The accompanying notes are an integral part

of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2021	2020

Cash flows from operating activities:
Net income	$2,760	$63
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation expense	30	3
Accretion income on notes receivable	-	(104)
Stock compensation expense	84	83
Paid in kind interest on subordinated note receivable	-	(25)
Bargain purchase gain on acquisition of subsidiary	(17)	-
Gain on remeasurement of equity interest	(3,327)	-
Gain on settlement of subordinated note receivable	-	(1,326)
Gain on extinguishment of debt	(545)	-
Impairment loss on subordinated note receivable	701	833
Dividends on HC Realty common stock	165	165
Loss from affiliate	381	418
Changes in assets and liabilities:
Prepaid expenses and other current assets	23	37
Accounts receivable	46	-
Interest and dividends receivables	-	(207)
Income tax receivable	491	247
Deferred tax assets and other assets	(58)	232
Accounts payable	7	(4)
Commissions payable	(168)	-
Escrow liabilities	(1,242)	-
Reserve for title claims	22	-
Other accrued expenses	(160)	(113)
Other long-term liabilities	(128)	(12)
Net cash (used in) provided by operations	(935)	290

Cash flows from investing activities:
Purchase of property, plant, and equipment	(13)	(3)
Investment in affiliate	-	(8,250)
Investment in subsidiaries, net of cash acquired	9,223	-
Principal payments received on loan to affiliate	-	2,000
Principal payments received on subordinated secured notes receivable	190	2,118
Net cash provided by (used in) investing activities	9,400	(4,135)

Cash flows from financing activities:
Issuance of common stock	-	12,675
Redemption of fractional shares from stock split	(2)	-
Net cash (used in) provided by investing activities	(2)	12,675

Net increase in cash and restricted cash	8,463	8,830
Cash and restricted cash at beginning of period	11,630	2,800
Cash and restricted cash at end of period	$20,093	$11,630

Cash	$11,806	$11,396
Restricted cash	8,287	234
Cash and restricted cash	$20,093	$11,630

Supplemental Non-Cash Disclosures:
Dividends on investment in affiliate	$256	$200
Extinguishment of debt	$545	$-

The accompanying notes are an integral part

of the consolidated financial statements

HG HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENT

1.	Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and include our accounts as well as our wholly-owned and majority-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated. In our title segment, our investments in unconsolidated subsidiaries and affiliates are accounted for using the equity method until such time that they become wholly or majority-owned.

All prior period share numbers, stock option numbers, exercise prices and per share data appearing in this Annual Report on Form 10-K has been retroactively adjusted to reflect the reverse stock split effective July 15, 2021, unless otherwise indicated or unless context suggests otherwise. As previously stated in our proxy statement, the Reverse Stock Split (as defined in Note 12 herein) did not affect the par value of our common stock, which remained $0.02 per share of common stock. As a result, upon effectiveness of the Reverse Split, the stated capital on our consolidated balance sheet attributable to the common stock was reduced in proportion to the fraction by which the number of shares of common stock was reduced, and the additional paid-in capital account was credited with the amount by which the stated capital was reduced. The per share net income or loss and net book value of our common stock will be increased because there will be fewer shares of our common stock outstanding.

HG Holdings, Inc, together with its consolidated subsidiaries (the “Company”), operates through its wholly owned subsidiaries National Consumer Title Insurance Company (“NCTIC”), National Consumer Title Group, LLC (“NCTG”), Title Agency Ventures, LLC (“TAV”), HG Managing Agency, LLC (“HGMA”), and Omega National Title Agency, LLC (“Omega”) and through an affiliated investment in HC Government Realty Trust, Inc., a Maryland corporation (“HC Realty”).

Cash

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash includes collateral deposits required under the Company’s letter of credit agreement, which expires in June 2022, to guarantee the Company’s workers compensation insurance policy, and cash held in escrow under escrow agreements. As of December 31, 2021, there was no outstanding balance on the letter of credit agreement. Cash held by the Company in escrow was approximately $8.1 million as of December 31, 2021. The company records an offsetting escrow liability reflecting that we are liable for the disposition of these escrowed funds.

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

Payment-in-Kind Interest

The Company has a subordinated secured notes receivable that may contain payment-in-kind (“PIK”) provisions. The PIK interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income.

Variable Interest Entities

As a result of the September 6, 2018 sale of certain of Stanley Furniture Company, LLC’s, formerly known as Churchill Downs, LLC (the “Buyer”) assets, including certain inventory and the Stone & Leigh tradename (the “S&L Asset Sale”) to Stone & Leigh, LLC (“S&L”), we have a variable interest in one entity that has been determined to be variable interest entity ("VIE"). If we conclude that we are the primary beneficiary of a VIE, we are required to consolidate it. To determine if we are the primary beneficiary, we evaluate whether we have the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our evaluation includes identification of significant activities and an assessment of our ability to direct those activities based on governance provisions and arrangements to provide or receive product and process technology, product supply, operations services, equity funding, financing, and other applicable agreements and circumstances. Our assessments of whether we are the primary beneficiary of our VIE requires significant assumptions and judgments. We have concluded that we are not the primary beneficiary of the three VIEs as we do not have the power to direct the activities that most significantly impact the VIEs’ economic performance and therefore are not required to consolidate these entities.

Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations

FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations, requires an acquirer to recognize, separately from goodwill, the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree, and to measure these items generally at their acquisition date fair values. Goodwill is recorded as the residual amount by which the purchase price exceeds the fair value of the net assets acquired. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, we are required to report provisional amounts in the financial statements for the items for which the accounting is incomplete. Adjustments to provisional amounts initially recorded that are identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. During the measurement period, we are also required to recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period ends the sooner of one year from the acquisition date or when we receive the information we were seeking about facts and circumstances that existed as of the acquisition date or learn that more information is not obtainable. Contingent consideration liabilities or receivables recorded in connection with business acquisitions must also be adjusted for changes in fair value until settled.

Leases

The Company enters into lease agreements that are primarily used for office space, and all current leases are accounted for as operating leases. Amounts related to operating leases are included in lease assets and lease liabilities on the Consolidated Balance Sheets. Lease assets represent the Company’s right to use an underlying asset for the stated lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from an operating lease. Lease assets and liabilities are recognized at the date of the lease commencement, and are based on the present value of lease payments over the lease term. The Company's current leases do not provide an implicit interest rate, thus the Company calculated a discount rate using estimates of our incremental borrowing rate for similar collateralized borrowings and capitalizations rates in determining the present value of lease payments. A portion of the Company's current leases includes an option to extend or cancel the lease term. The exercise of such an option is solely at the Company's discretion. The operating lease liability recorded in the Consolidated Balance Sheets includes lease payments related to options to extend or cancel the lease term if the Company determined at the date of adoption that the lease was expected to be renewed or extended. A lease expense is recognized on a straight-line basis over the lease term. Adjustments for straight-line rental expense for the periods presented are not material and as such, the lease expense recognized was reflected in cash used in operating activities for the respective periods. For further information on the Company’s Leasing arrangements see Note 14.

Goodwill

Goodwill represents the excess of cost over fair value of identifiable net assets acquired and assumed in a business combination. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment at the reporting unit level on an annual basis or more frequently if circumstances indicate potential impairment, through a comparison of fair value to the carrying amount. In evaluating the recoverability of goodwill, we perform an annual goodwill impairment analysis based on a review of qualitative factors to determine if events and circumstances exist, which will lead to a determination that the fair value of a reporting unit is greater than its carrying amount, prior to performing a full fair-value assessment. For the year ended  December 31, 2021, we determined there were no events or circumstances which indicated that the carrying value of a reporting unit exceeded the fair value.

Subordinated Notes Receivable

As of the date of the September 6, 2018 sale of certain of the Buyer’s assets, including certain inventory and the Stone & Leigh tradename (the “S&L Asset Sale’) to Stone & Leigh, LLC (“S&L”) and resulting assignment and transfer of the note from the Buyer to S&L, the S&L Note was measured based on their fair value in accordance with Emerging Issues Task Force (EITF) – Creditors Accounting for Modification or Exchange of Debt Instruments. The discounts resulting from the fair value adjustments for the S&L Note were recorded as a direct reduction to the original principal balance and amortized to interest income using the effective interest method. When impairment is determined to be probable, the measurement will be based on the fair value of the collateral securing the notes. The determination of impairment involves management’s judgment and the use of market and third-party estimates regarding collateral values. During 2021 and 2020 management determined that S&L Note was other than temporarily impaired and recorded an impairment loss of $701,000 and $833,000, respectively.

Property, Plant and Equipment

Depreciation of property, plant and equipment is computed using the straight-line method based upon the estimated useful lives. Depreciation expense is charged to general and administrative expenses. Gains and losses related to dispositions and retirements are included in income. Maintenance and repairs are charged to expense as incurred; renewals and betterments are capitalized. Assets are reviewed for possible impairment when events indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of property, plant and equipment, which could result in impairment charges in future periods. Our depreciation policy reflects judgments on the estimated useful lives of assets. Our long-lived assets were tested for impairment at December 31, 2021 and determined that the long-lived assets were not impaired.

Equity Investments

Long-term investments consist of investments in equity securities where our ownership is less than 50% and the Company has the ability to exercise significant influence, but not control, over the investee. These investments are classified in “Investment in affiliate” on the consolidated balance sheets. Investments accounted for under the equity method of accounting are initially recorded at cost and subsequently increases or decreases the investment by its proportionate share of the net income or loss and other comprehensive income or loss of the investee. For investments that do not have a readily determinable fair value, the Company made an accounting policy election for a measurement alternative. Per ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities, the Company carries these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transaction for the identical or a similar investment of the same issuer. The Company reviews its equity securities without readily determinable fair values on a regular basis to determine if the investment is impaired. For purposes of this assessment, the Company considers the investee’s cash position, liquidity, earnings and revenue outlook, equity position, and ownership, among other factors, in its review. If management’s assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in current earnings an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount.

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

Reserve for Claim Losses

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

Reinsurance

The accompanying consolidated balance sheets reflect reserves for claims gross of reinsurance ceded. The accompanying consolidated statements of operations reflect premiums and provision for claims net of reinsurance ceded. The reinsurance arrangements allow management to control exposure to potential claims arising from large risks and catastrophic events. Amounts recoverable from reinsurers are estimated in a manner consistent with the reserves associated with the reinsured policies. Reinsurance premiums, losses, and LAE are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance agreements.

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

Premiums Written and Commissions to Agents

Generally, title insurance premiums are recognized at the time of settlement of the related real estate transaction, as the earnings process is then considered complete, irrespective of the timing of the issuance of a title insurance policy or commitment. Expenses typically associated with premiums, including agent commissions, premium taxes, and a provision for future claims are recognized concurrent with recognition of related premium revenue. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect up to a three to four month lag relative to the effective date of the underlying title policy, and are offset concurrently by production expenses and claim reserve provisions.

Quarterly, the Company evaluates the collectability of receivables. Write-offs of receivables have not been material to the Company.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Changes in such estimates may affect amounts reported in future periods.

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

2.	Business Combinations

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

Combined with the Acquisition by the Company in July 2021 of a 100% membership interest in NCTG, which owns a 50% membership interest in TAV, the Company now is the sole owner of TAV, and by virtue thereof, owns all of the membership interests in Omega. The 50% non-controlling membership interest in TAV was accounted for under the equity method of accounting until the Second Acquisition.

The purchase price allocation for NCTIC and NCTG is as follows (in thousands):

Cash paid for NCTIC	$4,453
Cash paid for NCTG	1,010
Total consideration paid.	$5,463

	NCTIC	NCTG
Cash and cash equivalents	$4,834	$9
Accounts receivable	40	-
Deferred tax assets	14	-
Investment in TAV	-	593
Other assets	4	418
Total assets acquired	4,892	1,020

Accrued expenses	168	10
Reinsurance payable	41	-
Escrow liability	4	-
Reserve for claims	209	-
Total liabilities assumed	422	10

Net assets acquired	$4,470	$1,010
Bargain purchase gain	$(17)	$-

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

On September 1, 2021, the Company acquired the remaining 50% membership interests of TAV for $2.2 million. This acquisition, combined with the July 2021 Acquisition of a 100% membership interest in NCTG, which owns a 50% membership interest in TAV, made the Company the sole owner of TAV.

The operating results of TAV are included in the Company’s consolidated statements of operations beginning September 1, 2021. TAV’s results are included in the title insurance segment.

The final purchase price allocation for TAV at fair value is as follows (in thousands):

Cash paid for remaining 50% of TAV	$2,200
Fair value of existing equity interest	3,564
Total consideration	$5,764

Cash and cash equivalents	$12,044
Accounts receivable	166
Prepaid expenses	76
Lease assets	447
Fixed assets	216
Total assets acquired	12,949

Accrued expenses	32
Management fee payable	455
Lease liability	447
Escrow liability	9,293
Payable to affiliate	864
Note payable	545
Total liabilities assumed	11,636

Net assets acquired	1,313
Goodwill	$4,451

The acquisition date fair value of the Company’s previously held equity interest in TAV was $3.6 million with a fair value primarily estimated through an income approach valuation. The Company recorded a gain of $3.3 million on the fair value remeasurement of our previously held equity interest in TAV on the consolidated statements of operations for the year ended December 31, 2021.

The acquisition of the remaining equity interest was accounted for as a step-transaction in accordance with FASB Accounting Standards Codification Topic 805, Business Combinations ("Topic 805"). The Second Acquisition Purchase Price has been allocated to TAV's assets acquired and liabilities assumed based on our best estimates of the fair values as of the acquisition date. Due to the close proximity in timing of the Second Acquisition and our filing of this Annual Report on Form 10-K, the fair value of assets acquired and liabilities assumed represent a preliminary allocation as our evaluation of facts and circumstances available as of December 31, 2021 is ongoing. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. Goodwill consists primarily of intangible assets that do not qualify for separate recognition.

Pursuant to Topic 805, the consolidated financial statements will not be retrospectively adjusted for any provisional amount changes that occur in subsequent periods. Rather, we will recognize any provisional adjustments as we obtain information not available as of the completion of this preliminary fair value calculation as determined within the measurement period. We will also be required to record, in the same period as the consolidated financial statements, the effects to any income statement captions, if any, as a result of any change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

The following table presents unaudited pro forma financial information as if NCTIC, NCTG, and TAV had been included in the Company’s financial results as of January 1, 2021 and 2020:

	For the year ended
	December 31,
	2021 (a,b,c)	2020
Revenues	$7,376	$6,386
Net income	$46	$909

(a)	Pro forma net income for the year ended December 31, 2021 excludes $545,000 extinguishment of debt income recorded in September 2021 due to the SBA’s forgiveness of Omega’s PPP Loan.
(b)	Pro forma net income for the year ended December 31, 2021 excludes $3.3 million of gain on the fair value remeasurement of our previously held equity interest in TAV.
(c)	Pro forma net income for the year ended December 31, 2021 excludes approximately $242,000 of legal and professional fees related to the First and Second Acquisitions.

3.	Property, Plant and Equipment

	Depreciable
	lives			(in thousands)
	(in years)			2021	2020
Computers and equipment	3	to	7	$393	$10
Furniture and fixtures	5	to	7	3	3
Property, plant and equipment, at cost				396	13
Less accumulated depreciation				192	6
Property, plant and equipment, net				$204	$7

4.	Subordinated Notes Receivable

The Company received a $7.4 million subordinated secured promissory note from the Buyer as partial consideration for the sale of substantially all of our assets during the first quarter of 2018. On September 6, 2018, the Buyer sold certain of its assets, including certain inventory and the Stone & Leigh tradename to S&L, which is owned by a group which includes Matthew W. Smith, the Company’s former interim Chief Executive Officer. As a part of the S&L Asset Sale, the Buyer assigned to S&L certain of its rights and obligations under the original $7.4 million subordinated secured promissory note. In connection with the assignment, the Company entered into an Amended and Restated Subordinated Secured promissory note with the Buyer (the “A&R Note”) and the S&L Note. The A&R Note had a principal amount as of the assignment date of $3.3 million.

A&R Note

On October 31, 2019, the Company entered into a Forbearance Agreement (“Forbearance Agreement”) with the Buyer and certain affiliates (the “Loan Parties”) pursuant to which the Company agreed, subject to certain conditions, to forbear until February 24, 2020 from exercising its rights and remedies under the Second Amended and Restated Subordinated Secured Promissory Note (the “Second A&R Note”) issued by Buyer to the Company. On February 24, 2020, the Company and the Loan Parties entered into a letter agreement (the “Forbearance Extension Letter Agreement”) extending the outside termination date for the forbearance period under the Forbearance Agreement from February 24, 2020 to February 26, 2020. The other terms and conditions of the Forbearance Agreement remained the same. The forbearance period terminated on February 26, 2020 under the terms of the Forbearance Extension Letter Agreement and Forbearance Agreement.

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

S&L Note

The S&L Note had a principal amount of $4.4 million as of the assignment date. The S&L Note matures on March 2, 2023, at which time the total principal amount is due. Interest on the S&L Note accrues at a fixed rate of 10% per annum. No cash interest payments were accrued or received during the year ended December 31, 2021. Cash interest payments of $252,000 were accrued or received during the year ended December 31, 2020.  During the years ended December 31, 2021 and 2020, the Company received $190,000 and $58,000 of principal payments on the S&L Note, respectively.

At the assignment date, the Company evaluated the fair value of the S&L Note. As a result of the Company’s recording of impairment losses, based on current information and events, including the impact of COVID-19 on S&L’s business and its customers, the Company ceased accruing interest and accreting interest income on the fair value discount of the S&L Note on the date in the third quarter of 2020 the Company determined the note was other than temporarily impaired.  As such, the Company did not record accreted interest income on the fair value adjustment of the S&L Note for the year ended December 31, 2021. The company recorded accreted interest income of $104,000 for the year ended December 31, 2020.

The Company recognized interest payments of $190,000 and $58,000 received during the years ended December 31, 2021 and 2020, respectively, as reductions of the principal balance of the S&L Note.

During 2021, the Company concluded that the S&L would not have adequate cash required to repay the carrying value of the S&L Note. Given the facts and circumstances, the Company recorded an impairment loss of $701,000 for the year ended December 31, 2021. The Company’s estimated fair value of the S&L Note is based upon the estimated fair value of the collateral securing the note, namely cash, accounts receivables, and inventory. The determination of fair value involves management’s judgment, including analysis of the impact of COVID-19 on S&L’s business and its customers, and the use of market and third-party estimates regarding collateral values. These collateral value estimates are based on the three-level valuation hierarchy for fair value measurement and represent Level 1 and 2 inputs. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

A reconciliation of the activity in the S&L Note for the years ended December 31, 2021 and 2020 is as follows (in thousands):

	Principal	Discount	Balance
Balance at January 1, 2020	$3,329	$(659)	$2,670
Principal payments	(58)	-	(58)
Accretion of discount	-	104	104
Impairment	-	(833)	(833)
Balance at December 31, 2020	$3,271	$(1,388)	$1,883
Principal payments	(190)	-	(190)
Accretion of discount	-	-	-
Impairment	-	(701)	(701)
Balance at December 31, 2021	$3,081	$(2,089)	$992

5.	Loan to Affiliate

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

On August 14, 2020, pursuant to the terms of the Loan Agreement, HC Realty’s operating partnership repaid the loan in full, including all accrued interest and make whole interest. Interest earned for the year ended December 31, 2020 was $204,000.

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

The following table summarizes the Company’s investment in HC Realty as of the two years ended December 31, 2021 (in thousands):

	Ownership %		Investment in Affiliate Balance		Loss recorded in the Consolidated Statements of Operations (b)
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020	2021	2020

HC Realty Series B Stock (a)	26.8%	28.7%	$10,250	$10,250	$-	$-
HC Realty common stock	7.1%	7.7%	1,200	1,822	(458)	(418)
Total	33.9%	36.4%	$11,450	$12,072	$(458)	$(418)

(a)

Represents investments in shares of HC Realty preferred stock with a basis of $10.25 million. Each share of preferred stock can be converted into one share of HC Realty common stock at a conversion price equal to the lesser of $9.10 per share or the fair market value per share of HC Realty common stock, subject to adjustment upon the occurrence of certain events.

(b)

Loss from these investments is included in “Loss from affiliate” in the consolidated statements of operations. Since HC Realty is a Real Estate Investment Trust and not a taxable entity, the loss is not reported net of taxes.

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

7.	Paycheck Protection Program (“PPP”) Loan

On May 7, 2020, prior to the Company’s acquisitions, Omega entered into a loan agreement with Wells Fargo, N.A. in the aggregate amount of $544,842 (the “Loan”), pursuant to the PPP under the CARES Act. The Loan was necessary to support ongoing operations due to the economic uncertainty resulting from the COVID-19 pandemic and lack of access to alternative sources of liquidity.

The Loan was scheduled to mature five years from the date on which Omega applies for loan forgiveness under the CARES Act, bore interest at a rate of 1% per annum and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration (“SBA”) under the CARES Act. The PPP provided that the use of the Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. Omega used all of the PPP proceeds toward qualifying expenses.

On September 16, 2021, Omega received notice from the SBA that the full amount of the loan was forgiven. The forgiveness of the loan is included as gain on extinguishment of debt on the Consolidated Statements of Operations.

8.	Statutory Reporting

NCTIC's assets, liabilities, and results of operations have been reported in accordance with GAAP, which varies from statutory accounting practices (SAP) prescribed or permitted by insurance regulatory authorities. Prescribed SAP are found in a variety of publications of the National Association of Insurance Commissioners (NAIC), state laws and regulations, as well as through general practices. Statutory accounting principles differ in some respects from GAAP, and these differences include, but are not limited to, non-admission of certain assets (principally limitations on deferred tax assets, goodwill, capitalized furniture and equipment, investment in subsidiaries and affiliates, real estate, capitalized software, and premiums and other receivables 90 days past due), reporting of bonds at amortized cost, recognition of credit losses against unassigned surplus, deferred income taxes, changes in the fair values of marketable equity securities, amortization of goodwill, deferral of premiums received as statutory premium reserve, supplemental reserve and exclusion of the incurred but not reported claims reserve. The Company must file with applicable state insurance regulatory authorities an “Annual Statement” which reports, among other items, net income or loss and stockholders' equity (called “surplus as regards policyholders” in statutory reporting).

Capital and surplus on a statutory basis was $5.1 million as of December 31, 2021. Net income on a statutory basis was $95,000 for the year ended December 31, 2021. As of December 31, 2021, approximately all of consolidated shareholders’ equity represents net assets of NCTIC that cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior insurance department approval. During 2022, the maximum distributions the insurance subsidiaries can make to the Company without prior approval from applicable regulators total approximately $40,000 plus any earnings and capital gains derived in 2022.

9.	Reserve for Title Claims

NCTIC’s reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been IBNR. Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through December 31, 2021. We continually update loss reserve estimates as new information becomes known, new loss patterns emerge or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses. Due to the uncertainty inherent in the process and to the judgment used by management, the ultimate liability may be greater or less than our current reserves. If actual claims loss development varies from what is currently expected and is not offset by other factors, it is possible that additional reserve adjustments may be required in future periods in order to maintain our recorded reserve within a reasonable range of our actuary's central estimate.

A reconciliation of the activity in the reserves account for the period since the Acquisition ending December 31, 2021 is as follows (in thousands):

Beginning Reserves	$209

Provision for claims related to:
Current year	22
Prior years	-
Total provision for claim losses	22

Claims paid related to:
Current year	-
Prior years	-
Total title claims paid	-

Ending Reserves	$231

At December 31, 2021, there were no reinsurance recoverables on paid claims or unpaid reserves.

For the period subsequent to the Acquisition ending December 31, 2021, there was no development of the net provision for claims attributable to insured events of the prior year as a result of estimation of the reserve for claims. Original estimates are decreased or increased as additional information becomes known regarding individual claims.

A summary of the Company’s loss reserves at December 31, 2021 is as follows (in thousands):

Known title claims	$-	-
IBNR title claims	231	100%
Total title claims	231	100%
Non-title claims	-	-
Total title claims reserves	$231	100%

10.	Reinsurance

Certain premiums and benefits at NCTIC are ceded to other insurance companies under various reinsurance agreements. The reinsurance agreements provide NCTIC with increased capacity to write more risk and maintain its exposure to loss within its capital resources. For the year ended December 31, 2021, NCTIC's reinsurance program consisted of excess of loss reinsurance treaties. The following is a summary of the reinsurance coverage.

Effective January 1, 2021, NCTIC entered into a per risk excess of loss reinsurance agreement that provided coverage of $650,000 in excess of $350,000 (“First Layer of Reinsurance”) on each and every risk. The contract allows for one full reinstatement at 100% additional premium as to time and pro rata as to amount. The agreement expired on December 31, 2021. Effective January 1, 2021, NCTIC entered into a per risk excess of loss reinsurance agreement that provides coverage of $4,000,000 in excess of $1,000,000 (“Second Layer of Reinsurance”) on each and every risk. The contract allows for one full reinstatement at 100% additional premium as to time and pro rata as to amount. This per risk agreement is shared with other non-affiliated companies. Each company pays its share of the reinsurance cost based on separate company earned premiums. The agreement expired on December 31, 2021. Effective January 1, 2022, the Company replaced the expiring treaty on the Second Layer of Reinsurance, but elected to not replace the expiring treaty on the First Layer of Reinsurance.

Effective January 1, 2021, NCTIC entered into a reinstatement premium protection reinsurance agreement to reinsure the reinstatement premium payment obligations of NCTIC under the shared per risk excess of loss agreement. The coverage is limited to 100% of the original contracted reinsurance placement. This agreement is shared with the other nonaffiliated companies. Each company pays its share of the reinsurance cost based on separate company earned premiums. The agreement expired on December 31, 2021. Effective January 1, 2022, the Company replaced the expiring reinstatement premium protection reinsurance treaty.

NCTIC’s reinsured risks are treated, to the extent of reinsurance, as though they are risks for which the Company is not liable. However, NCTIC remains contingently liable in the event the reinsuring companies do not meet their obligations under these reinsurance contracts. NCTIC uses a broker to place its reinsurance through Lloyd’s syndicates. Chaucer Ltd (“Chaucer”) and Beazley Syndicate (“Beazley”) are each 50% participants in the Lloyd’s syndicate. As such, NCTIC has a concentration of reinsurance risk with these third party reinsurers that could have a material impact on NCTIC’s financial position in the event that either of these reinsurers fail to perform their obligations under the reinsurance treaty. As of December 31, 2021, both reinsurers had an A-issuer credit rating from AM Best, an AA- from Fitch, and an A+ from S&P. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar activities and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. Given the quality of the reinsurers, management believes this possibility to be remote. See Note 9 for recoveries due from reinsurers relating to paid and unpaid claims under these treaties.

The effects of reinsurance on premiums written and earned at NCTIC for the period since the Acquisition ending December 31, 2021 are as follows (in thousands):

	2021
	Written	Earned
Direct premiums	$898	$898
Ceded premiums	(83)	(83)

Net premiums	$815	$815

11.	Income Taxes

The provision for income tax (benefit) expense consists of (in thousands):

	2021	2020
Current:
Federal	$(102)	$(247)
State	-	-
Total current	(102)	(247)
Deferred:
Federal	-	247
State	-	-
Total deferred	-	247
Income tax (benefit) expense from continuing operations	$(102)	$-

A reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate follows:

	2021	2020
Federal statutory rate	21.0%	21.0%
State tax, net of federal benefit	-	(0.1)
Deferred correction – State NOLs	-	(359.7)
FIN 48 unrecognized tax benefits	(4.9)
State tax credits true-up	(4.7)	-
Permanent differences	(4.3)	2.3
Valuation allowance increase	(16.2)	360.4
Other, net	5.3	(24.0)
Effective income tax rate	(3.8)%	-%

The income tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31 follow (in thousands):

	2021	2020
Noncurrent deferred tax assets:
Equity method investment	$300	$195
Goodwill	490	-
Other accrued expenses	27	33
Notes receivable fair value adjustment	480	319
Employee benefits	48	50
Capital loss carryforward	11	11
AMT credit	-	-
Net operating loss	7,662	7,861
Gross non-current deferred tax assets	9,017	8,469

Noncurrent deferred tax liabilities:
Property, tax, and equipment	$(5)	$(1)
Non-taxable dividends	(429)	(193)
Gain on remeasurement of Acquisition	(843)	-
Valuation allowance	(7,740)	(8,275)
Gross non-current deferred tax liabilities	(9,017)	(8,469)

Net noncurrent deferred tax assets	$-	$-

We have U.S. federal net operating loss carryforwards of approximately $36.4 million which are available to reduce future taxable income. The federal net operating loss will begin expiring in 2033. We have combined state net operating loss carryforwards of $23.7 million that will expire at various times beginning in 2027.

During 2021, we recorded a non-cash credit to our valuation allowance of approximately $275,000 against our December 31, 2021 deferred tax assets.  The primary assets which are covered by this valuation allowance are employee benefits and net operating losses in excess of the amounts which can be carried back to prior periods. The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance.  Our results over the most recent four-year period were heavily affected by our business restructuring activities. Our cumulative loss during that period represented sufficient negative evidence to require a valuation allowance.  We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal, resulting in no deferred tax asset balance being recognized.  Should we determine that we will not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

The unrecognized tax benefits activity for the year ended December 31 follows (in thousands):

	2021	2020
Unrecognized tax benefits balance at January 1	$157	$157
Gross decrease in tax positions of prior years	(126)	-
Unrecognized tax benefits balance at December 31	$31	$157

Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $31,000 and $157,000 at December 31, 2021 and 2020, respectively. The 2014 through 2020 tax years remain open to examination by major taxing jurisdictions.

12.	Stockholders’ Equity

In addition to common stock, authorized capital includes 1,000,000 shares of “blank check” preferred stock. None was outstanding during the two years ended December 31, 2021. The Board of Directors (“Board”) is authorized to issue such stock in series and to fix the designation, powers, preferences, rights, limitations and restrictions with respect to any series of such shares. Such “blank check” preferred stock may rank prior to common stock as to dividend rights, liquidation preferences or both, may have full or limited voting rights and may be convertible into shares of common stock.

Basic and diluted earnings per share are calculated using the following share data (in thousands):

	2021	2020
Weighted average shares outstanding for basic calculation	2,838	2,083
Dilutive effect of restricted stock	35	35
Weighted average shares outstanding for diluted calculation	2,873	2,118

For the years ended December 31, 2021 and 2020 approximately 35,000 stock awards were included in the diluted per share calculation as they are dilutive.

In July 2012, the Board authorized the purchase of up to $5.0 million of our common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices the Company deems appropriate. No repurchases of our common stock were made in 2021 or 2020. The Board does not intend to repurchase any additional shares of our common stock under this authorization as it is now stale but if a new authorization is made such authorization will be separately announced and reported..

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

On the close of business on July 15, 2021, the Company effectuated a 1-for-12 reverse stock split of its outstanding shares of Common Stock (“Common Stock”) such that every holder of Common Stock receives one share of Common Stock for every twelve shares of Common Stock held (the “Reverse Stock Split”). The amendment to the Company’s Restated Certificate of Incorporation approved by the Company’s stockholders was effective as of such record date.

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

13.	Stock Based Compensation

The Stanley Furniture Company, Inc. 2012 Incentive Compensation Plan (Incentive Compensation Plan) provides for the granting of performance grants, performance shares, stock options, restricted stock, restricted stock units, and stock appreciation rights to employees and certain service providers. Under this plan, the aggregate number of common shares that may be issued through awards of any form is 1.6 million. As of December 2021, there are 1.2 million shares remaining available for future issuance under equity compensation plans.

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

The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. No options were granted or exercised in 2021 or 2020.

Stock option activity for the two years ended December 31, 2021, follows:

	Number of shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	42,283	$6.20	0.8
Cancelled/Forfeited	(36,071)	$5.54
Expired	(6,212)	$10.01

Outstanding at December 31, 2020	-	$-	-

Outstanding at December 31, 2021	-	$-	-	$-

Exercisable at December 31, 2021	-	$-	-	$-

Restricted Stock

The restricted stock awards are accounted for as “non-vested equity shares” until the awards vest or are forfeited. In general, restricted stock awards for employees are time vested or performance vested and for non-employee directors vest at the end of their current term on the Board. The fair value of each share of restricted stock is the market price of our stock on the grant date. The fair value of each time vested award is amortized into compensation expense on a straight-line basis between the award date and the vesting date. Performance based awards are amortized into stock compensation expense based on the probability of meeting the performance criteria. In 2021, no restricted stock awards vested and were released. In 2020, 12,931 of restricted stock awards vested and were released.

The following table summarizes information about restricted stock awards for the two years ended December 31, 2021:

	Number of shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2020	429,597	$0.61
Vested	(12,931)	1.16
Granted	-	-
Cancelled/Forfeited/Expired	-	-

Outstanding at December 31, 2020	416,666	$0.60
Vested	-	-
Granted	-	-
Cancelled/Forfeited/Expired	-	-
Effect of reverse stock split	(381,945)	-

Outstanding at December 31, 2021	34,721	$7.20

As of December 31, 2021, there was $41,000 of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average remaining vesting period of 0.5 years.

14.	Leases

Right-of-use assets and lease liabilities related to operating leases under ASC Topic 842 are recorded when the Company and its subsidiaries are party to a contract, which conveys the right for it to control an asset for a specified period of time. Substantially all of our operating lease arrangements relate to rented office space and real estate for our title operations. We generally are not a party to any material contracts considered finance leases. Right-of-use assets and lease liabilities under ASC Topic 842 are recorded as Lease assets and Lease liabilities, respectively, on the Consolidated Balance Sheet.

Our operating leases range in term from one to three years. As of December 31, 2021, the weighted-average remaining lease term of our operating leases was 1.25 years.

Our lease agreements do not contain material variable lease payments, buyout options, residual value guarantees or restrictive covenants.

Most of our leases include one or more options to renew, with renewal terms that can extend the lease term by varying amounts. The exercise of lease renewal options is at our sole discretion. We do not include options to renew in our measurement of lease assets and lease liabilities as they are not considered reasonably assured of exercise.

The lease liability is determined by discounting future lease payments using a discount rate based on our incremental borrowing rate for similar collateralized borrowing. The discount rate is calculated using estimates of capitalization rates and borrowing rates. As of December 31, 2021 the weighted-average discount rate used to determine our operating lease liability was 6.0%.

Lease expense included in general and administrative expense on the Consolidated Statements of Operations was $178,000 and $29,000 for the periods ended December 31, 2021 and 2020, respectively.

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of December 31, 2021 are as follows (in thousands):

2022	$291
2023	110
2024	67
Total lease payments, undiscounted	$468
Less: present value discount	21
Lease liabilities, at present value	$447

15.	Commitments and Contingencies

The company is involved in several legal proceedings. In the Company’s opinion, based on the present status of these proceedings, any potential liability of the Company with respect to these legal proceedings, will not, in the aggregate, be material to the Company’s consolidated financial condition or operations. For further information on the legal proceedings see Item 3 Legal Proceedings.

We currently have letters of credit to cover estimated exposures, most notably with workman’s compensation claims. This agreement requires us to maintain a compensating balance with the issuer for the amounts outstanding. We currently have letters of credit outstanding in the amount of $230,000. The compensating balance amount is reflected as restricted cash on the consolidated balance sheet.

The Company and its subsidiaries are parties to claims and lawsuits related to the normal course of business operations. When the Company determines that a loss is both probably and reasonably estimable, a liability representing the best estimate of the Company’s financial exposure is recorded. Actual losses may materially differ from the Company’s estimates. With respect to our title insurance operations, this customary litigation includes but is not limited to a wide variety of cases arising out of or related to title and escrow claims, for which we make provisions through our loss reserves. See Note 9 Reserve for Title Claim. None of these claims and lawsuits, in management’s opinion, will have a material adverse effect on our Consolidated Financial Statements.

In conducting our title insurance operations, our title insurance subsidiaries routinely hold customers’ assets in escrow, pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. Certain of these amounts are maintained in segregated bank accounts. These balances amounted to $8.1 million at  December 31, 2021.

16.	Goodwill

As of December 31, 2021, the Company recognized $4.5 million in goodwill as the result of the acquisition of 50% of TAV on September 1, 2021.  The fair value of goodwill as of the date of acquisition, a Level 3 input, was principally based on values obtained from public and private market comps. In accordance with ASC 350, management determined that no events or changes in circumstances occurred during the year ended December 31, 2021 that would indicate the carrying amounts may not be recoverable, and therefore determined that there were no goodwill impairments.

A summary of changes in Goodwill is as follows (in thousands):

	Title Insurance	Real Estate Related	Corporate and Other	Total
Balance, December 31, 2020	$-	$-	$-	$-
Goodwill associated with acquisitions	4,451	-	-	4,451
Balance, December 31, 2021	$4,451	$-	$-	$4,451

For discussion of the Company’s acquisitions, see Note 2 Business Combinations.

17.	Segment Information

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

Provided below is selected financial information about the Company’s operations by segment for the year ended December 31, 2021 (in thousands):

	Title Insurance (a)	Real Estate Related	Corporate and Other	Total
Insurance and other services revenue	$2,435	$-	$-	$2.435
Cost of revenues	(326)	-	-	(326)
Gross profit	$2,109	$-	$-	$2,109
Operating expenses	(2,047)	-	(1,262)	(3,309)
Other income and expenses	3,976	567	(685)	3,858
Income (loss) before income taxes	$4,038	$567	$(1,947)	$2,658

Assets	$21,230	$11,450	$6,185	$38,865
Goodwill	$4,451	$-	$-	$4,451

(a)	Represents operations of the title insurance subsidiaries subsequent to the Acquisition on July 1, 2021 and the Second Acquisition on September 1, 2021.

Provided below is selected financial information about the Company’s operations by segment year ended December 31, 2020 (in thousands):

	Title Insurance	Real Estate Related	Corporate and Other	Total
Insurance and other services revenue	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	$-	$-	$-	$-
Operating expenses	-	-	(1,304)	(1,304)
Other income and expenses	-	470	897	1,367
Income (loss) before income taxes	$-	$470	$(407)	$63

Total assets	$-	$12,072	$14,954	$27,026

18.	Revenue from Contracts with Customers

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

Non-title services – All non-title service fees, such as management fees, are recognized as revenue as performance obligations are completed.

19.	Uncertainties

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

The COVID-19 pandemic caused the Company’s title operations at NCTIC and Omega to modify its business practices (including employee travel, employee work locations and cancellation of physical participation in meetings, events and conferences). The COVID-19 pandemic and any of its variants could continue to affect the Company in a number of ways including, but not limited to, the impact on employees becoming ill, quarantined, or otherwise unable to work or travel due to illness or governmental restriction, potential decreases in net premiums written in the future, and future fluctuations in the Company's investment portfolio due to the pandemic and the economic disruption it is causing. Because of the inherent uncertainty regarding the duration and severity of the COVID-19 pandemic (including any of its variants) and its effects on the economy, as well as uncertainty regarding the effects of government measures already taken, and which may be taken or continued in the future, to combat the spread of the virus and any of its variants, and/or provide additional economic stimulus, the Company is currently unable to predict the ultimate impact of the pandemic on the title insurance operations.

The Federal Reserve’s monetary policy and other regulatory changes, such as their guidance for future rate increases, could impact mortgage rates and resultingly real estate transactions. The company is unable to predict the ultimate impact that the Federal Reserve’s monetary policy may have on the title insurance operations.

The Company continues to evaluate the impact of these measures on our operational and financial performance, specifically the impact on S&L, HC Realty, and NCTIC and Omega’s operations. During the third quarter 2021, the Company did not receive its contractual payments on the S&L Note largely as a result of the impacts that COVID-19 had to its operations and its customers. Management used these facts in our analysis of the impairment of the S&L note during the period ended December 31, 2021.

As of December 31, 2021, the Company has not experienced any adverse impacts to the payment of HC Realty’s common and Series B Stock dividends.

20.	Subsequent Events

Effective January 1, 2022, NCTIC elected to not replace First Layer of Reinsurance. NCTIC did replace the Second Layer of Reinsurance and entered into a per risk excess of loss reinsurance agreement that provides coverage of $4,000,000 in excess of $1,000,000 on each and every risk. The contract allows for one full reinstatement at 100% additional premium as to time and pro rata as to amount. This per risk agreement is shared with other non-affiliated companies. Each company pays its share of the reinsurance cost based on separate company earned premiums. The agreement expires on December 31, 2022.