Form 10-Q
period 2022-03-31
HG Holdings, Inc.
filed 2022-05-13
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 12, 2022, 2,873,031 shares of common stock of HG Holdings, Inc., par value $0.02 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HG HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2022	2021
ASSETS	(unaudited)
Current assets:
Cash	$11,427	$11,806
Restricted cash	13,957	8,287
Accounts receivables	146	183
Interest and dividend receivables	298	298
Prepaid expenses and other current assets	233	192
Total current assets	26,061	20,766

Property, plant and equipment, net	271	204
Lease assets	500	447
Investment in affiliate	11,316	11,450
Subordinated notes receivable	992	992
Goodwill	4,451	4,451
Other assets	564	555
Total assets	$44,155	$38,865

LIABILITIES
Current liabilities:
Accounts payable	$54	$12
Accrued salaries, wages and benefits	218	104
Lease liabilities, current portion	302	278
Escrow liabilities	13,724	8,053
Other accrued expenses	393	346
Total current liabilities	14,691	8,793

Long-term liabilities:
Reserve for title claims	237	231
Lease liabilities	196	169
Other long-term liabilities	25	110
Total long-term liabilities	458	510
Total liabilities	15,149	9,303

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 35,000,000 shares authorized and 2,873,031 shares issued and outstanding on each respective date	54	54
Capital in excess of par value	30,471	30,450
Retained deficit	(1,519)	(942)
Total stockholders’ equity	29,006	29,562
Total liabilities and stockholders’ equity	$44,155	$38,865

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months
	Ended
	March 31,	March 31,
	2022	2021

Revenues:
Net premiums written	$962	$-
Escrow and other title fees	519	-
Total revenues	1,481	-

Cost of revenues:
Underwriting expenses	36	-
Provision for title claim losses	13	-
Search and other fees	31	-
Total operating expenses	80	-

Gross underwriting profit	1,401	-

Operating expenses:
General and administrative expenses	(2,142)	(340)

Other income/expenses:
Interest income	-	12
Dividend income	256	256
Loss from affiliate	(93)	(116)
Other income	1	-

Loss from operations before income taxes	(577)	(188)

Income tax expense	-	-

Net loss	$(577)	$(188)

Basic and diluted loss per share:
Net loss– basic	$(.20)	$(.06)
Net loss– diluted	$(.20)	$(.06)

Weighted average shares outstanding:
Basic	2,838	2,832
Diluted	2,838	2,832

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2022	2021

Net loss from operations	$(577)	$(188)
Adjustments to reconcile net loss from operations to net cash flows from operating activities:
Depreciation expense	19	-
Stock compensation expense	21	21
Dividends on HC Realty common stock	41	41
Loss from affiliate	93	116
Changes in assets and liabilities:
Prepaid expenses and other current assets	(41)	9
Accounts receivable	37	-
Income tax receivable	-	488
Deferred tax assets and other assets	32	(33)
Accounts payable	42	14
Accrued salaries, wages, and benefits	114	-
Escrow liabilities	5,671	-
Reserve for title claims	6	-
Other accrued expenses	47	110
Other long-term liabilities	(128)	(3)
Net cash provided by operations	5,377	575

Cash flows from investing activities:
Purchase of property, plant, and equipment	(86)	-
Principal payments received on subordinated secured notes receivable	-	107
Net cash (used in) provided by investing activities	(86)	107

Net increase in cash and restricted cash	5,291	682
Cash and restricted cash at beginning of period	20,093	11,630
Cash and restricted cash at end of period	$25,384	$12,312

Cash	$11,427	$12,078
Restricted cash	13,957	234
Cash and restricted cash	$25,384	$12,312

Supplemental Non-Cash Disclosures:
Dividends on investment in affiliate	$256	$256

The accompanying notes are an integral part of the consolidated financial statements

HG HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Preparation of Interim Unaudited Financial Statements

The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles in the United States have been either condensed or omitted pursuant to SEC rules and regulations. However, we believe that the disclosures made are adequate for a fair presentation of our results of operations and financial position. Operating results for the interim periods reported herein may not be indicative of the results expected for the year. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in our latest Annual Report on Form 10-K filed with the SEC on March 29, 2022.

All prior period share numbers, stock option numbers, exercise prices and per share data appearing in this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the 1 for 12 reverse stock split of our outstanding shares of common stock, $0.02 par value per share (the “Common Stock”) effective July 15, 2021 (the “Reverse Split”), unless otherwise indicated or unless context suggests otherwise. The Reverse Split did not affect the par value of our Common Stock, which remained $0.02 per share. As a result, upon effectiveness of the Reverse Split, the stated capital on our balance sheet attributable to the common stock was reduced in proportion to the fraction by which the number of shares of Common Stock was reduced, and the additional paid-in capital account was credited with the amount by which the stated capital was reduced. The per share net income or loss and net book value of our Common Stock will be increased because there will be fewer shares of our Common Stock outstanding.

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

For information about our reportable segments refer to Note 8 Segment Information.

Developments Impacting Comparison of the Three Month Periods ended March 31, 2022 and 2021

The following previously disclosed events occurred subsequent to March 31, 2021 that impacted the comparison on the three-month periods ended March 21, 2022 and 2021. On July 20, 2021, the Company completed the acquisition (the “Acquisition”) pursuant to that certain Equity Purchase Agreement (the “First Purchase Agreement”) dated April 20, 2021 with NCTIC, a Florida corporation, NCTG, a Florida limited liability company, Southern Fidelity Insurance Company, a Florida corporation (“SFIC”), Southern Fidelity Managing Agency, LLC, a Florida limited liability company (“SFMA”), and Preferred Managing Agency, LLC, a Florida limited liability company (“PMA” and together with SFIC and SFMA, each, a “Seller” and collectively, the “Sellers”). On such date, pursuant to the First Purchase Agreement, the Company purchased 100% of the stock of NCTIC and 100% of the membership interest in NCTG for $5.463 million, adjusted for a customary post-closing working capital adjustment (the “Purchase Price”). Pursuant to the mechanics in the First Purchase Agreement, the Purchase Price was determined at closing by taking the $5.5 million purchase price originally agreed to under the First Purchase Agreement, subtracting the debt of NCTIC and NCTG, adding payment for $75,000 of the transaction expenses of the Sellers and, adding a closing related working capital adjustment. The Company funded the Purchase Price from cash on hand. Also at closing, the Company and Sellers agreed that the economic benefits and burdens of the ownership of the equity, including for accounting and tax purposes, be transferred as of 12:01 am on July 1, 2021. For all other purposes, the effective time of the transfer remained July 20, 2021.

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

As of March 31, 2022, HC Realty owned and operated a portfolio of 27 single-tenant properties leased entirely to the United States of America for occupancy by federal agencies including the Federal Bureau of Investigation, the Drug Enforcement Administration, the Social Security Administration and the Department of Transportation. The Company owns approximately 33.9% of the as converted equity interest of HC Realty as of March 31, 2022.

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

The Company received a $7.4 million subordinated secured promissory note (the “Original Note”) from Stanley Furniture Company, LLC, formerly known as Churchill Downs, LLC (the “Buyer”) as partial consideration for the sale of substantially all of our assets during the first quarter of 2018 (the “Asset Sale”). On September 6, 2018, the Buyer sold certain of its assets (the “S&L Asset Sale”), including certain inventory and the Stone & Leigh tradename to Stone & Leigh, LLC (“S&L”), which is owned by a group which includes Matthew W. Smith, the Company’s former interim Chief Executive Officer. As a part of the S&L Asset Sale, the Buyer assigned to S&L certain of its rights and obligations under the Original Note. In connection with the assignment, the Company entered into an Amended and Restated Subordinated Secured promissory note with the Buyer (the “A&R Note”) and a new Subordinated Secured Promissory Note with S&L (the “S&L Note”). The A&R Note had a principal amount as of the assignment date of $3.3 million. The A&R Note was paid in full in 2020 pursuant to the terms of a forbearance agreement reached with the Buyer

S&L Note

The S&L Note had a principal amount of $4.4 million as of the assignment date. The S&L Note matures on March 2, 2023, at which time the total principal amount is due. Interest on the S&L Note accrues at a fixed rate of 10% per annum. No cash interest payments were accrued or received during the three months ending March 31, 2022 and 2021.

As a result of the Company’s recording of impairment losses in prior quarters, based on current information and events, including the impact of COVID-19 on S&L’s business and its customers, the Company ceased accreting interest income on the fair value discount of the S&L Note on the date in the third quarter of 2020 it determined the note was other than temporarily impaired. The Company did not receive any interest payments which were recognized as principal reductions during the three months ending March 31, 2022. In the three months ending March 31, 2021, the Company recognized $107,000 of interest payments as reductions of the principal balance of the S&L Note.

As of March 31, 2022, the Company concluded that S&L would have adequate cash required to repay the carrying value of the S&L Note. Given the facts and circumstances, the Company determined no additional impairment loss was required for the three months ending March 31, 2022. The Company’s estimated fair value of the S&L Note is based upon the estimated fair value of the collateral securing the note, namely cash, accounts receivables, and inventory. The determination of fair value involves management’s judgment, including analysis of the impact of COVID-19 on S&L’s business and its customers, and the use of market and third-party estimates regarding collateral values. These collateral value estimates are based on the three-level valuation hierarchy for fair value measurement and represent Level 1 and 2 inputs. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

3.	Investment in Affiliate

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

The following table summarizes the Company’s investment in HC Realty as of March 31, 2022 and December 31, 2021 (in thousands):

	Ownership %		Investment in Affiliate Balance		Loss recorded in the Statements of Operations (b)
					For the Three Months Ended March 31,
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	2022	2021

HC Realty Series B Stock (a)	26.8%	26.8%	$10,250	$10,250	$-	-
HC Realty common stock	7.1%	7.1%	1,066	1,200	(93)	(116)
Total	33.9%	33.9%	$11,316	$11,450	$(93)	$(116)

(a)

Represents investments in shares of HC Realty Series B Stock with a basis of $10.25 million. Each share of Series B Stock can be converted into one share of HC Realty common stock at a conversion price equal to the lesser of $9.10 per share or the fair market value per share of HC Realty common stock, subject to adjustment upon the occurrence of certain events.

(b)

Loss from these investments is included in “Loss from affiliate” in the consolidated statement of operations. Since HC Realty is a Real Estate Investment Trust and not a taxable entity, the loss is not reported net of taxes.

The Company’s investment in HC Realty common stock is accounted for under the equity method of accounting.

4.	Paycheck Protection Program (“PPP”) Loan

On May 7, 2020, prior to the Company’s acquisitions of NCTIC, NCTG, TAV and Omega, Omega entered into a loan agreement with Wells Fargo, N.A. in the aggregate amount of $544,842 (the “Loan”), pursuant to the PPP under the CARES Act. The Loan was necessary to support ongoing operations due to the economic uncertainty resulting from the COVID-19 pandemic and lack of access to alternative sources of liquidity.

The Loan was scheduled to mature five years from the date on which Omega applies for loan forgiveness under the CARES Act, bears interest at a rate of 1% per annum and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration (“SBA”) under the CARES Act. The PPP provides that the use of the Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. ONTA used all of the PPP proceeds toward qualifying expenses.

On September 16, 2021, Omega received notice from the SBA that the full amount of the loan was forgiven. The forgiveness of the loan is included as gain on extinguishment of debt on the Consolidated Statements of Operations for the three months ended September 30, 2021.

5.	Reserve for Title Claims

NCTIC’s reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through March 31, 2022. We continually update loss reserve estimates as new information becomes known, new loss patterns emerge or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses. Due to the uncertainty inherent in the process and to the judgment used by management, the ultimate liability may be greater or less than our current reserves. If actual claims loss development varies from what is currently expected and is not offset by other factors, it is possible that additional reserve adjustments may be required in future periods in order to maintain our recorded reserve within a reasonable range of our actuary's central estimate.

A reconciliation of the activity in the reserves account for the three month period ending March 31, 2022 is as follows (in thousands):

Beginning Reserves	$231

Provision for claims related to:
Current year	6
Prior years	-
Total provision for claim losses	6

Claims paid related to:
Current year	-
Prior years	-
Total title claims paid	-

Ending Reserves	$237

At March 31, 2022, there were no reinsurance recoverables on paid claims or unpaid reserves.

For the three months ended March 31, 2022, there was no development of the net provision for claims attributable to insured events of the prior year as a result of estimation of the reserve for claims. Original estimates are decreased or increased as additional information becomes known regarding individual claims.

A summary of the Company’s loss reserves at March 31, 2022 is as follows (in thousands):

Known title claims	$-	-
IBNR title claims	237	100%
Total title claims	237	100%
Non-title claims	-	-
Total title claims reserves	$237	100%

6.	Reinsurance

Certain premiums and benefits at NCTIC are ceded to other insurance companies under various reinsurance agreements. The reinsurance agreements provide NCTIC with increased capacity to write more risk and maintain its exposure to loss within its capital resources. For the three month period ended March 31, 2022, NCTIC's reinsurance program consisted of excess of loss reinsurance treaties. The following is a summary of the reinsurance coverage.

Effective January 1, 2022, NCTIC entered into a per risk excess of loss reinsurance agreement that provides coverage of $4,000,000 in excess of $1,000,000 on each and every risk. The contract allows for one full reinstatement at 100% additional premium as to time and pro rata as to amount. This per risk agreement is shared with other non-affiliated companies. Each company pays its share of the reinsurance cost based on separate company earned premiums. The agreement expires December 31, 2022.

Effective January 1, 2022, NCTIC entered into a reinstatement premium protection reinsurance agreement to reinsure the reinstatement premium payment obligations of NCTIC under the shared per risk excess of loss agreement. The coverage is limited to 100% of the original contracted reinsurance placement. This agreement is shared with the other nonaffiliated companies. Each company pays its share of the reinsurance cost based on separate company earned premiums. The agreement expires December 31, 2022.

NCTIC’s reinsured risks are treated, to the extent of reinsurance, as though they are risks for which the Company is not liable. However, NCTIC remains contingently liable in the event the reinsuring companies do not meet their obligations under these reinsurance contracts. NCTIC uses a broker to place its reinsurance through Lloyd’s syndicates. Chaucer Ltd (“Chaucer”) and Beazley Syndicate (“Beazley”) are each 50% participants in the Lloyd’s syndicate. As such, NCTIC has a concentration of reinsurance risk with these third party reinsurers that could have a material impact on NCTIC’s financial position in the event that either of these reinsurers fail to perform their obligations under the reinsurance treaty. As of March 31, 2022, both reinsurers had an A-issuer credit rating from AM Best, an AA- from Fitch, and an A+ from S&P. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar activities and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. Given the quality of the reinsurers, management believes this possibility to be remote. See Note 5 for recoveries due from reinsurers relating to paid and unpaid claims under these treaties.

The effects of reinsurance on premiums written and earned at NCTIC are as follows:

	For the Three Months Ended
	March 31, 2022
	Written	Earned
Direct premiums	$394	$394
Ceded premiums	(14)	(14)

Net premiums	$380	$380

7.	Statutory Reporting

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

8.	Segment Information

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

Provided below is selected financial information about the Company’s operations by segment for the three months ending March 31, 2022 (in thousands):

	Title Insurance	Real Estate Related	Corporate and Other	Total
Insurance and other services revenue	$1,481	$-	$-	$1,481
Cost of revenues	(80)	-	-	(80)
Gross profit	$1,401	$-	$-	$1,401
Operating expenses	(1,857)	-	(285)	(2,142)
Other income and expenses	1	163	-	164
Income (loss) before income taxes	$(455)	$163	$(285)	$(577)

Total assets	$26,104	$11,316	$6,735	$44,155

Provided below is selected financial information about the Company’s operations by segment for the three months ending March 31, 2021 (in thousands):

	Title Insurance	Real Estate Related	Corporate and Other	Total
Insurance and other services revenue	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	$-	$-	$-	$-
Operating expenses	-	-	(340)	(340)
Other income and expenses	-	140	12	152
Income (loss) before income taxes	$-	$140	$(328)	$(188)

Total assets	$-	$11,915	$15,065	$26,980

9.	Income taxes

During the three months ended March 31, 2022, the Company recorded a non-cash credit to its valuation allowance of $121,000 increasing its valuation allowance against deferred tax assets to $7.9 million as of March 31, 2022.  The primary assets covered by this valuation allowance are net operating losses, which are approximately $37.2 million at March 31, 2022.  The Company did not make any cash payments for income tax in the three month period ended March 31, 2022 and 2021 due to its net operating loss carryforwards.

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

As of March 31, 2022, the Company has no deferred tax assets not covered by a valuation allowance.

The Company’s effective tax rate for the current and prior year three month periods were effectively 0% due to the change in the valuation allowance.

10.	Stockholders’ Equity

Basic earnings per share of Common Stock are based upon the weighted average shares outstanding. Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (in thousands):

	Three Months Ended
	March 31,	March 31,
	2022	2021
Weighted average shares outstanding for basic calculation	2,838	2,832
Add: Effect of dilutive stock awards	-	-
Weighted average shares outstanding, adjusted for diluted calculation	2,838	2,832

For the three month periods ended March 31, 2022 and 2021, the dilutive effect of stock options and restricted awards was not recognized since we had a net loss. For both the three month periods ended March 31, 2022 and 2021, approximately 35,000 stock awards were excluded from the diluted per share calculation as they would be anti-dilutive.

The Company will repurchase shares of Common Stock from time to time that are tendered by recipients of restricted stock awards to satisfy tax withholding obligations on vested restricted stock. There were no such repurchased shares during the current or prior year three month periods.

              On the close of business on July 15, 2021, the Company effectuated Reverse Split. In connection with the Reverse Split, the amendment to the Company’s Restated Certificate of Incorporation approved by the Company’s stockholders was effective as of July 15, 2021.

No fractional shares of Common Stock were issued as a result of the Reverse Stock Split. Instead, in lieu of any fractional shares to which a stockholder of record would otherwise be entitled as a result of the Reverse Stock Split, the Company paid cash (without interest) equal to such fractional share multiplied by $0.70 which was the 90-day Volume Weighted Average Price (“VWAP”) of our Common Stock on the OTCQB for the period immediately preceding the Effective Time (with such average closing sales prices being adjusted to give effect to the Reverse Stock Split). After the Reverse Split, a stockholder otherwise entitled to a fractional interest will not have any voting, dividend or other rights with respect to such fractional interest except to receive payment as described above. Stockholders owning fractional shares were paid out in cash for such fractional shares.

A reconciliation of the activity in Stockholders’ Equity accounts for the three months ended March 31, 2022 is as follows (in thousands):

		Capital in
	Common	Excess of	Retained
	Stock	Par Value	Deficit
Balance at January 1, 2022	$54	$30,450	$(942)
Net loss	-	-	(577)
Stock-based compensation expense	-	21	-
Balance at March 31, 2022	$54	$30,471	$(1,519)

A reconciliation of the activity in Stockholders’ Equity accounts for the three months ended March 31, 2021 is as follows (in thousands):

		Capital in
	Common	Excess of	Retained
	Stock	Par Value	Deficit
Balance at January 1, 2021	$684	$29,738	$(3,702)
Net loss	-	-	(188)
Stock-based compensation expense	-	21	-
Balance at March 31, 2021	$684	$29,759	$(3,890)

11.	Leases

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

Our operating leases range in term from one to three years. As of March 31, 2022, the weighted-average remaining lease term of our operating leases was 1.26 years.

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

The lease liability is determined by discounting future lease payments using a discount rate based on our incremental borrowing rate for similar collateralized borrowing. The discount rate is calculated using estimates of capitalization rates and borrowing rates. As of March 31, 2022 the weighted-average discount rate used to determine our operating lease liability was 6.0%.

Lease expense included in general and administrative expense on the Consolidated Statements of Operations was $154,000 and $7,000 for the three months ended March 31, 2022 and 2021, respectively.

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of March 31, 2022 are as follows (in thousands):

2022	$275
2023	145
2024	104
2025	6
Total lease payments, undiscounted	$531
Less: present value discount	(33)
Lease liabilities, at present value	$498

12.	Revenue from Contracts with Customers

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

A bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interest in the acquiree is less than the fair value of the identifiable net assets acquired. The bargain purchase gain was primarily driven by differences in NCTIC’s statutory surplus and GAAP surplus at the date of acquisition. The Company believes that the Sellers wanted to exit the business relatively quickly and there were a limited number of potential buyers due to factors inherent to the property and casualty market, which resulted in a bargain purchase gain. The bargain purchase gain is was recorded in other income on the Consolidated Statement of Operations during the three months ended September 30, 2021.

On September 1, 2021, the Company acquired the remaining 50% membership interests of TAV for $2.2 million. This acquisition, combined with the July 2021 Acquisition of a 100% membership interest in NCTG, which owns a 50% membership interest in TAV, the Company now is the sole owner of TAV.

The operating results of TAV are included in the title insurance segment.

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

The acquisition of the remaining equity interest was accounted for as a step-transaction in accordance with FASB Accounting Standards Codification Topic 805, Business Combinations ("Topic 805"). The Second Purchase Price has been allocated to TAV's assets acquired and liabilities assumed based on our best estimates of the fair values as of the acquisition date. The fair value of assets acquired and liabilities assumed represent a preliminary allocation as our evaluation of facts and circumstances available as of March 31, 2022 is ongoing. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. Goodwill consists primarily of intangible assets that do not qualify for separate recognition.

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

Three Months
Ended
March 31,
2021
Revenues	$2,426
Net income	$612

14.	Goodwill

As of March 31, 2022, the Company recognized $4.5 million in goodwill as the result of the acquisition of 50% of TAV on September 1, 2021.  The fair value of goodwill as of the date of acquisition, a Level 3 input, was principally based on values obtained from public and private market comps. In accordance with ASC 350, management determined that no events or changes in circumstances occurred during the three months ending March 31, 2022 that would indicate the carrying amounts may not be recoverable, and therefore determined that there were no goodwill impairments.

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

The Company continues to evaluate the impact of these measures on our operational and financial performance, specifically the impact on S&L, HC Realty, and NCTIC and Omega’s operations.  During the first quarter of 2022, the Company did not receive its contractual payments on the S&L Note largely as a result of the impacts that COVID-19 had to S&L’s operations and its customers.  Management used these facts in our analysis of the impairment of the S&L note during the period ended March 31, 2022.

As of March 31, 2022, the Company has not experienced any adverse impacts to the payment of HC Realty’s common stock and Series B Stock dividends.

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

As of March 31, 2022, our sources of income include earnings on our title insurance subsidiaries, dividends on HC Realty Series B Stock, and interest paid on our cash deposits. The Company believes that the revenue generating from these sources, dividends paid on HC Realty Common Stock, and cash on hand is sufficient to fund operating expenses for at least 12 months from the date of these consolidated financial statements.

The Company will continue to pursue acquisition opportunities which will allow us to potentially derive benefit from the Company’s net operating loss carryforwards and also create appropriate risk adjusted returns for shareholders.

Results from Operations

Three Months Ended March 31, 2022

The Company generated dividend income of $256,000 for the three month period ending March 31, 2022, as compared to $256,000 three month period ending March 31, 2021.

As a result of the Company’s acquisition of the title insurance operations, the Company generated title premium and other title fee revenue of $1.5 million for the three month period ended March 31, 2022. The title insurance subsidiaries cost of revenue consists primarily of a provision for title claim losses and underwriting expenses, which is primarily commissions to title agencies. The title insurance operating expenses consist primarily of personnel expenses, office and technology expenses and professional fees. Operating expenses for the three month period ended March 31, 2022 was $1.9 million consisting primarily of $1 million in wages, $146,000 of rent expense, and $186,000 in professional and legal fees. During the three month period ended March 31, 2022, the Company began operations of HGMA to provide management oversight of title operations. the operating expenses incurred at HGMA are included in the operating results of our title insurance segment..

Corporate general and administrative expenses are not directly allocable to either of our reporting segments and consist primarily of wages and personnel costs, legal and professional fees, insurance expense, and stock based compensation. Corporate general and administrative expenses decreased to $285,000 for the three month period ending March 31, 2022 from $340,000 for the three month period ending March 31, 2021. General and administrative expenses for the three month period ending March 31, 2022 consisted of $125,000 of professional fees, $75,000 of wages and personnel costs, $21,000 of stock based compensation expense, and $64,000 of other operating expenses.

Our effective tax rate for the three month periods ended March 31, 2022 and 2021 was effectively 0% due to our net operating loss carryforwards.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand, earnings from our title insurance subsidiaries, and dividends from our HC Realty common stock and Series B Stock. We expect cash on hand to be adequate for ongoing operational expenditures for at least 12 months from the date of these consolidated financial statements. At March 31, 2022, we had $11.4 million in cash and additional $14.0 million in restricted cash, of which $13.7 million is cash held in escrow for title insurance transactions. A portion of our unrestricted and restricted cash is currently held in savings accounts earning approximately 0.05%. We also received quarterly dividends on our HC Realty common stock and Series B Stock at annual rates of 5.5% and 10%.

Cash flows provided by operating activities differ from net loss due to adjustments for non-cash items, such as gains and losses on investments and affiliates, impairment losses on note receivables, the timing of disbursements for taxes, claims and other accrued liabilities, and collections or changes in receivables and other assets. Net cash provided by operations for the three month period ended March 31, 2022 of $5.3 million consisted of dividends on our HC Realty common stock of $41,000, dividends on our HC Realty Series B Stock of $256,000, and a decrease of $5.6 million in escrow liabilities on the title insurance subsidiaries offset primarily by personnel costs of $1.2 million, title policy software, processing and printing costs of $223,000, office rent of $154,000 and legal and professional fees of $312,000.

Critical Accounting Policies

Our critical accounting policies and estimates are discussed in the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2021 Annual Report on Form 10-K. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three months ended March 31, 2022.

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

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline Xtensible Business Reporting Language (“XBRL”): (i) balance sheets, (ii) statements of operations, (iii) statements of cash flows, (iv) the notes to the financial statements, and (v) document and entity information. (1)

104	Cover Page Interactive Data File (formatted in Inline iXBRL and contained in Exhibit 101).

(1)	Filed herewith
(2)	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2022	HG HOLDINGS, INC.
By: /s/ Brad G. Garner
Brad G. Garner
Principal Financial and Accounting Officer