Form 10-Q
period 2022-06-30
HG Holdings, Inc.
filed 2022-08-12
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 11, 2022, 2,873,031 shares of common stock of HG Holdings, Inc., par value $0.02 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HG HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2022	2021
ASSETS	(unaudited)
Current assets:
Cash	$8,867	$11,806
Restricted cash	7,939	8,287
Investments	2,145	-
Accounts receivables	186	183
Interest and dividend receivables	300	298
Prepaid expenses and other current assets	326	192
Total current assets	19,763	20,766

Property, plant and equipment, net	171	204
Lease assets	401	447
Investment in affiliate	11,179	11,450
Subordinated notes receivable	846	992
Goodwill	4,451	4,451
Other assets	808	555
Total assets	$37,619	$38,865

LIABILITIES
Current liabilities:
Accounts payable	$12	$12
Accrued salaries, wages and benefits	34	104
Lease liabilities, current portion	234	278
Escrow liabilities	7,888	8,053
Other accrued expenses	331	346
Total current liabilities	8,499	8,793

Long-term liabilities:
Reserve for title claims	267	231
Lease liabilities	165	169
Other long-term liabilities	25	110
Total long-term liabilities	457	510
Total liabilities	8,956	9,303

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 35,000,000 shares authorized and 2,873,031 shares issued and outstanding on each respective date	54	54
Capital in excess of par value	30,491	30,450
Retained deficit	(1,882)	(942)
Total stockholders’ equity	28,663	29,562
Total liabilities and stockholders’ equity	$37,619	$38,865

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Revenues:
Net premiums written	$1,344	$-	$2,306	$-
Escrow and other title fees	578	-	1,097	-
Total revenues	1,922	-	3,403	-

Cost of revenues:
Underwriting expenses	73	-	109	-
Provision for title claim losses	63	-	76	-
Search and other fees	22	-	53	-
Total operating expenses	158	-	238	-

Gross underwriting profit	1,764	-	3,165	-

Operating expenses:
General and administrative expenses	(2,271)	(256)	(4,413)	(596)

Other income/expenses:
Interest income	3	1	3	13
Dividend income	257	256	513	513
Other income	3	-	4	-
Gain on sale of assets	123	-	123	-
Loss from affiliate	(96)	(110)	(189)	(226)
Loss on impairment	(146)	-	(146)	-

Loss from operations before income taxes	(363)	(109)	(940)	(296)

Income tax benefit	-	-	-	-

Net loss	$(363)	$(109)	$(940)	$(296)

Basic and diluted loss per share:
Net loss – basic	$(.13)	$(.04)	$(.33)	$(.10)
Net loss – diluted	$(.13)	$(.04)	$(.33)	$(.10)

Weighted average shares outstanding:
Basic	2,847	2,832	2,843	2,832
Diluted	2,847	2,832	2,843	2,832

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2022	2021

Net loss from operations	$(940)	$(296)
Adjustments to reconcile net loss from operations to net cash flows from operating activities:
Depreciation expense	41	1
Stock compensation expense	41	42
Dividends on HC Realty common stock	83	82
Loss from affiliate	189	226
Gain on sale of assets	(123)	-
Impairment loss on subordinated notes receivable	146	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	(138)	(23)
Accounts receivable	(3)	-
Income tax receivable	-	488
Deferred tax assets and other assets	(254)	(34)
Accounts payable	-	2
Accrued salaries, wages, and benefits	(70)	-
Escrow liabilities	(165)	-
Reserve for title claims	36	-
Other accrued expenses	(15)	149
Other long-term liabilities	(85)	(4)
Net cash (used in) provided by operations	(1,257)	633

Cash flows from investing activities:
Purchase of property, plant, and equipment	(89)	-
Purchase of investments	(2,145)	-
Proceeds from sale of assets	204
Principal payments received on subordinated secured notes receivable	-	170
Net cash (used in) provided by investing activities	(2,030)	170

Net (decrease) increase in cash and restricted cash	(3,287)	803
Cash and restricted cash at beginning of period	20,093	11,630
Cash and restricted cash at end of period	$16,806	$12,433

Cash	$8,867	$12,199
Restricted cash	7,939	234
Cash and restricted cash	$16,806	$12,433

Supplemental Non-Cash Disclosures:
Dividends on investment in affiliate	$50	$50

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

All prior period share numbers and per share data appearing in this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the 1 for 12 reverse stock split of our outstanding shares of common stock, $0.02 par value per share (the “Common Stock”) effective July 15, 2021 (the “Reverse Split”), unless otherwise indicated or unless context suggests otherwise.  The Reverse Split did not affect the par value of our Common Stock, which remained $0.02 per share. As a result, upon effectiveness of the Reverse Split, the stated capital on our balance sheet attributable to the common stock was reduced in proportion to the fraction by which the number of shares of Common Stock was reduced, and the additional paid-in capital account was credited with the amount by which the stated capital was reduced. The per share net income or loss and net book value of our Common Stock will be increased because there will be fewer shares of our Common Stock outstanding.

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

Revenues for the title insurance segment primarily result from purchases of new and existing residential and commercial real estate, refinance activity and certain other types of mortgage lending such as home equity lines of credit.  Title insurance premiums vary from state to state and are subject to extensive regulation. Statutes generally provide that rate must not be excessive, inadequate or unfairly discriminatory. The process of implementing a rate change in most states involves pre-approval by the applicable state insurance regulator.

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

Developments Impacting Comparison of the Six Month Periods ended June 30, 2022 and 2021

The following previously disclosed events occurred subsequent to June 30, 2021 that impacted the comparison on the six-month periods ended June 30, 2022 and 2021. On July 20, 2021, the Company completed the acquisition (the “Acquisition”) pursuant to that certain Equity Purchase Agreement (the “First Purchase Agreement”) dated April 20, 2021 with NCTIC, a Florida corporation, NCTG, a Florida limited liability company, Southern Fidelity Insurance Company, a Florida corporation (“SFIC”), Southern Fidelity Managing Agency, LLC, a Florida limited liability company (“SFMA”), and Preferred Managing Agency, LLC, a Florida limited liability company (“PMA” and together with SFIC and SFMA, each, a “Seller” and collectively, the “Sellers”). On such date, pursuant to the First Purchase Agreement, the Company purchased 100% of the stock of NCTIC and 100% of the membership interest in NCTG for $5.463 million, adjusted for a customary post-closing working capital adjustment (the “Purchase Price”). Pursuant to the mechanics in the First Purchase Agreement, the Purchase Price was determined at closing by taking the $5.5 million purchase price originally agreed to under the First Purchase Agreement, subtracting the debt of NCTIC and NCTG, adding payment for $75,000 of the transaction expenses of the Sellers and, adding a closing related working capital adjustment. The Company funded the Purchase Price from cash on hand. Also at closing, the Company and Sellers agreed that the economic benefits and burdens of the ownership of the equity, including for accounting and tax purposes, be transferred as of 12:01 am on July 1, 2021. For all other purposes, the effective time of the transfer remained July 20, 2021.

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

As of June 30, 2022, HC Realty owned and operated a portfolio of 27 single-tenant properties leased entirely to the United States of America for occupancy by federal agencies including the Federal Bureau of Investigation, the Drug Enforcement Administration, the Social Security Administration and the Department of Transportation. The Company owns approximately 33.9% of the as converted equity interest of HC Realty as of June 30, 2022.

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

The S&L Note had a principal amount of $4.4 million as of the assignment date. The S&L Note matures on March 2, 2023, at which time the total principal amount is due. Interest on the S&L Note accrues at a fixed rate of 10% per annum. No cash interest payments were accrued or received during the six months ending June 30, 2022 and 2021.

As a result of the Company’s recording of impairment losses in prior quarters, based on current information and events, including the impact of COVID-19 on S&L’s business and its customers, the Company ceased accreting interest income on the fair value discount of the S&L Note on the date in the third quarter of 2020 it determined the note was other than temporarily impaired.  The Company did not receive any interest payments which were recognized as principal reductions during the three and six month periods ending June 30, 2022.  In the three and six month periods ending June 30, 2021, the Company recognized $63,000 and $170,000, of interest payments as reductions of the principal balance of the S&L Note, respectively.

As of June 30, 2022, the Company concluded that S&L would not have adequate cash required to repay the carrying value of the S&L Note. Given the facts and circumstances, the Company recorded an impairment loss of $146,000 in the three months ending June 30, 2022.  The Company’s estimated fair value of the S&L Note is based upon the estimated fair value of the collateral securing the note, namely cash, accounts receivables, and inventory.  The determination of fair value involves management’s judgment, including analysis of the impact of COVID-19 on S&L’s business and its customers, and the use of market and third-party estimates regarding collateral values.  These collateral value estimates are based on the three-level valuation hierarchy for fair value measurement and represent Level 1 and 2 inputs.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities.  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

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

The following table summarizes the Company’s investment in HC Realty as of June 30, 2022 and December 31, 2021 (in thousands):

	Ownership %		Investment in Affiliate Balance		Loss recorded in the Statements of Operations (b)
					For the Three Months Ended June 30,		For the Six Months Ended June 30,
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	2022	2021	2022	2021

HC Realty Series B Stock (a)	26.8%	26.8%	$10,250	$10,250	$-	-	$-	-
HC Realty common stock	7.1%	7.1%	929	1,200	(96)	(110)	(189)	(226)
Total	33.9%	33.9%	$11,179	$11,450	$(96)	$(110)	$(189)	$(226)

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

The Company’s investment in HC Realty common stock is accounted for under the equity method of accounting.

4.	Investments

The following table details investments by major investment category, at June 30, 2022:

	Cost or Adjusted/ Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Total
U.S. government and agency securities, held-to-maturity	$1,995	$-	$-	$1,995
Common stock	150	-	-	150
Total investments	$2,145	$-	$-	$2,145

The table below summarizes our fixed maturities at June 30, 2022 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$-	-%	$-	-%
Due after one year through five years	1,995	100.0	1,995	100.0
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Total	$1,995	100.0%	$1,995	100.0%

Fair value measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The hierarchy for inputs used in determining fair value maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Assets and liabilities recorded on our Consolidated Balance Sheets at fair value are categorized in the fair value hierarchy based on the observability of inputs to the valuation techniques as follows:

Level 1: Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that we can access.

Level 2: Assets and liabilities whose values are based on the following:

a.	Quoted prices for similar assets or liabilities in active markets;
b.	Quoted prices for identical or similar assets or liabilities in markets that are not active; or
c.	Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Unobservable inputs reflect our estimates of the assumptions that market participants would use in valuing the assets and liabilities.

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on June 30, 2022. Changes in interest rates subsequent to June 30, 2022 may affect the fair value of our investments.

The fair value of our fixed maturities is initially calculated by a third-party pricing service. Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of proprietary models, produce valuation information in the form of a single fair value for individual fixed-income and other securities for which a fair value has been requested. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, liquidity spreads, currency rates and other information, as applicable. Credit and liquidity spreads are typically implied from completed transactions and transactions of comparable securities. Valuation service providers also use proprietary discounted cash flow models that are widely accepted in the financial services industry and similar to those used by other market participants to value the same financial information. The valuation models take into account, among other things, market observable information as of the measurement date, as described above, as well as the specific attributes of the security being valued, including its term, interest rate, credit rating, industry sector and, where applicable, collateral quality and other issue or issuer specific information. Executing valuation models effectively requires seasoned professional judgment and experience.

All fixed-income securities are classified as held-to-maturity and are reported at amortized cost as of June 30, 2022. The Company performs ongoing impairment evaluations and we did not record any other then temporary impairments during the three or six month period ended June 30, 2022

The following table presents the fair value of our financial instruments measured on a recurring basis by level at June 30, 2022:

	Total	Level 1	Level 2	Level 3
Common stock	$150	$-	$-	$150
Investments, at fair value	150			150
U.S. government and agency securities, held-to-maturity	1,950	-	-
Total investments	$2,145	$-	$-	$150

5.	Paycheck Protection Program (“PPP”) Loan

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

On September 16, 2021, Omega received notice from the SBA that the full amount of the loan was forgiven. The forgiveness of the loan was included as gain on extinguishment of debt on the Consolidated Statements of Operations during the three months ended September 30, 2021.

6.	Reserve for Title Claims

NCTIC’s reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through June 30, 2022. We continually update loss reserve estimates as new information becomes known, new loss patterns emerge or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses. Due to the uncertainty inherent in the process and to the judgment used by management, the ultimate liability may be greater or less than our current reserves. If actual claims loss development varies from what is currently expected and is not offset by other factors, it is possible that additional reserve adjustments may be required in future periods in order to maintain our recorded reserve within a reasonable range of our actuary's central estimate.

A reconciliation of the activity in the reserves account for the six month period ending June 30, 2022 is as follows (in thousands):

Beginning Reserves	$231

Provision for claims related to:
Current year	36
Prior years	-
Total provision for claim losses	36

Claims paid related to:
Current year	-
Prior years	-
Total title claims paid	-

Ending Reserves	$267

At June 30, 2022, there were no reinsurance recoverables on paid claims or unpaid reserves.

For the six months ended June 30, 2022, there was no development of the net provision for claims attributable to insured events of the prior year as a result of estimation of the reserve for claims. Original estimates are decreased or increased as additional information becomes known regarding individual claims.

A summary of the Company’s loss reserves at June 30, 2022 is as follows (in thousands):

Known title claims	$-	-
IBNR title claims	267	100%
Total title claims	267	100%
Non-title claims	-	-
Total title claims reserves	$267	100%

7.	Reinsurance

Certain premiums and benefits at NCTIC are ceded to other insurance companies under various reinsurance agreements. The reinsurance agreements provide NCTIC with increased capacity to write more risk and maintain its exposure to loss within its capital resources. For the six month period ended June 30, 2022, NCTIC's reinsurance program consisted of excess of loss reinsurance treaties. The following is a summary of the reinsurance coverage.

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

NCTIC’s reinsured risks are treated, to the extent of reinsurance, as though they are risks for which the Company is not liable. However, NCTIC remains contingently liable in the event the reinsuring companies do not meet their obligations under these reinsurance contracts. NCTIC uses a broker to place its reinsurance through Lloyd’s syndicates. Chaucer Ltd (“Chaucer”) and Beazley Syndicate (“Beazley”) are each 50% participants in the Lloyd’s syndicate. As such, NCTIC has a concentration of reinsurance risk with these third party reinsurers that could have a material impact on NCTIC’s financial position in the event that either of these reinsurers fail to perform their obligations under the reinsurance treaty. As of June 30, 2022, both reinsurers had an A-issuer credit rating from AM Best, an AA- from Fitch, and an A+ from S&P. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar activities and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. Given the quality of the reinsurers, management believes this possibility to be remote. See Note 5 for recoveries due from reinsurers relating to paid and unpaid claims under these treaties.

The effects of reinsurance on premiums written and earned at NCTIC are as follows:

	For the Six Months Ended
	June 30, 2022
	Written	Earned
Direct premiums	$1,145	$1,145
Ceded premiums	(28)	(28)

Net premiums	$1,117	$1,117

8.	Statutory Reporting

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

Provided below is selected financial information about the Company’s operations by segment for the six months ending June 30, 2022 (in thousands):

	Title Insurance	Real Estate Related	Corporate and Other	Total
Insurance and other services revenue	$3,403	$-	$-	$3,403
Cost of revenues	(238)	-	-	(238)
Gross profit	$3,165	$-	$-	$3,165
Operating expenses	(3,847)	-	(566)	(4,413)
Other income and expenses	6	324	(22)	308
Income (loss) before income taxes	$(676)	$324	$(588)	$(940)

Total assets	$19,771	$11,179	$6,669	$37,619

Provided below is selected financial information about the Company’s operations by segment for the six months ending June 30, 2021 (in thousands):

	Title Insurance	Real Estate Related	Corporate and Other	Total
Insurance and other services revenue	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	$-	$-	$-	$-
Operating expenses	-	-	(596)	(596)
Other income and expenses	-	287	13	300
Income (loss) before income taxes	$-	$287	$(583)	$(296)

Total assets	$-	$11,764	$15,154	$26,918

Provided below is selected financial information about the Company’s operations by segment for the three months ending June 30, 2022 (in thousands):

	Title Insurance	Real Estate Related	Corporate and Other	Total
Insurance and other services revenue	$1,922	$-	$-	$1,922
Cost of revenues	(158)	-	-	(158)
Gross profit	$1,764	$-	$-	$1,764
Operating expenses	(1,990)	-	(281)	(2,271)
Other income and expenses	5	161	(22)	144
Income (loss) before income taxes	$(222)	$161	$(303)	$(363)

Total assets	$19,771	$11,179	$6,669	$37,619

Provided below is selected financial information about the Company’s operations by segment for the three months ending June 30, 2021 (in thousands):

	Title Insurance	Real Estate Related	Corporate and Other	Total
Insurance and other services revenue	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	$-	$-	$-	$-
Operating expenses	-	-	(256)	(256)
Other income and expenses	-	146	1	147
Income (loss) before income taxes	$-	$146	$(255)	$(109)

Total assets	$-	$11,764	$15,154	$26,918

10.	Income taxes

During the six months ended June 30, 2022, the Company recorded a non-cash credit to its valuation allowance of $168,000 increasing its valuation allowance against deferred tax assets to $7.9 million as of June 30, 2022.  The primary assets covered by this valuation allowance are net operating losses, which are approximately $37.8 million at June 30, 2022.  The Company did not make any cash payments for income tax in the six month period ended June 30, 2022 and 2021 due to its net operating loss carryforwards.

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

As of June 30, 2022, the Company has no deferred tax assets not covered by a valuation allowance.

The Company’s effective tax rate for the current and prior year six month periods were effectively 0% due to the change in the valuation allowance.

11.	Stockholders’ Equity

Basic earnings per share of Common Stock are based upon the weighted average shares outstanding. Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Weighted average shares outstanding for basic calculation	2,847	2,832	2,843	2,832
Add: Effect of dilutive stock awards	-	-	-	-

Weighted average shares outstanding, adjusted for diluted calculation	2,847	2,832	2,843	2,832

For the three and six month periods ended June 30, 2022 and 2021, the dilutive effect of stock options and restricted awards was not recognized since we had a net loss.  For the three and six month periods ended June 30, 2022, there were no stock options or restricted awards outstanding.  For the three and six month periods ended June 30, 2021, approximately 35,000 stock awards were excluded from the diluted per share calculation as they would be anti-dilutive.

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

A reconciliation of the activity in Stockholders’ Equity accounts for the six months ended June 30, 2022 is as follows (in thousands):

	Common	Capital in Excess of	Retained
	Stock	Par Value	Deficit
Balance at January 1, 2022	$54	$30,450	$(942)
Net loss	-	-	(577)
Stock-based compensation expense	-	21	-
Balance at March 31, 2022	$54	$30,471	$(1,519)
Net loss	-	-	(363)
Stock-based compensation expense	-	20	-
Balance at June 30, 2022	$54	$30,491	$(1,882)

A reconciliation of the activity in Stockholders’ Equity accounts for the six  months ended June 30, 2021 is as follows (in thousands):

	Common	Capital in Excess of	Retained
	Stock	Par Value	Deficit
Balance at January 1, 2021	$684	$29,738	$(3,702)
Net loss	-	-	(188)
Stock-based compensation expense	-	21	-
Balance at March 31, 2021	$684	$29,759	$(3,890)
Net loss	-	-	(109)
Stock-based compensation expense	-	21	-
Balance at June 30, 2021	$684	$29,780	$(3,999)

12.	Leases

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

Our operating leases range in term from one to three years. As of June 30, 2022, the weighted-average remaining lease term of our operating leases was 0.9 years.

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

The lease liability is determined by discounting future lease payments using a discount rate based on our incremental borrowing rate for similar collateralized borrowing. The discount rate is calculated using estimates of capitalization rates and borrowing rates. As of June 30, 2022 the weighted-average discount rate used to determine our operating lease liability was 6.0%.

Lease expense included in general and administrative expense on the Consolidated Statements of Operations was $172,000 and $7,000 for the three months ended June 30, 2022 and 2021, respectively and $326,000 and $15,000 for the six months ended June 30, 2022 and 2021, respectively.

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of June 30, 2022 are as follows (in thousands):

2022	$157
2023	156
2024	104
2025	6
Total lease payments, undiscounted	$423
Less: present value discount	(24)
Lease liabilities, at present value	$399

13.	Revenue from Contracts with Customers

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

Non-title services –All non-title service fees, such as management fees, are recognized as revenue as performance obligations are completed.

14.	Business Combinations

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

A bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interest in the acquiree is less than the fair value of the identifiable net assets acquired.  The bargain purchase gain was primarily driven by differences in NCTIC’s statutory surplus and GAAP surplus at the date of acquisition.  The Company believes that the Sellers wanted to exit the business relatively quickly and there were a limited number of potential buyers due to factors inherent to the property and casualty market, which resulted in a bargain purchase gain.  The bargain purchase gain was recorded in other income on the Consolidated Statement of Operations during the three months ended September 30, 2021.

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

The acquisition of the remaining equity interest was accounted for as a step-transaction in accordance with FASB Accounting Standards Codification Topic 805, Business Combinations ("Topic 805"). The Second Purchase Price has been allocated to TAV's assets acquired and liabilities assumed based on our best estimates of the fair values as of the acquisition date. The fair value of assets acquired and liabilities assumed represent a preliminary allocation as our evaluation of facts and circumstances available as of June 30, 2022 is ongoing. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. Goodwill consists primarily of intangible assets that do not qualify for separate recognition.

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

The following table presents unaudited pro forma financial information as if NCTIC, NCTG, and TAV had been included in the Company’s financial results as of January 1, 2021, through the date of acquisition:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2021	2021
Revenues	$2,084	$4,090
Net income	$203	$815

15.	Goodwill

As of June 30, 2022, the Company recognized $4.5 million in goodwill as the result of the acquisition of 50% of TAV on September 1, 2021.  The fair value of goodwill as of the date of acquisition, a Level 3 input, was principally based on values obtained from public and private market comps. In accordance with ASC 350, management determined that no events or changes in circumstances occurred during the six months ending June 30, 2022 that would indicate the carrying amounts may not be recoverable, and therefore determined that there were no goodwill impairments.

16.	Uncertainties

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

The Company continues to evaluate the impact of these measures on our operational and financial performance, specifically the impact on S&L, HC Realty, and NCTIC and Omega’s operations. During the first six months of 2022, the Company did not receive its contractual payments on the S&L Note in part due to the impacts that COVID-19 had to S&L’s operations and its customers. Management used these facts in our analysis of the impairment of the S&L note during the period ended June 30, 2022.

As of June 30, 2022, the Company has not experienced any adverse impacts to the payment of HC Realty’s common stock and Series B Stock dividends.

17.	Subsequent Events

On June 30, 2022, a wholly-owned subsidiary of HG Holdings, Inc. (the “Company”), HGMA entered into a Management Advisory Services Agreement dated and effective as of July 1, 2022 (the “Advisory Services Agreement”) with FedNat Underwriters, Inc. (“FNU”) pursuant to which HGMA will assist FNU and its parent, FedNat Holding Company (“FNHC”) in developing a restructuring plan for FNHC’s non-statutory entities, including identifying cost savings and other necessary or advisable steps in connection therewith and, upon approval of such plan by FNHC’s Board of Directors, oversee the implementation of such plan.  The term of the Advisory Services Agreement is until July 1, 2025 and HGMA’s fee for its services under the Advisory Services Agreement equals 1.5% of gross earned premium per annum of Monarch National Insurance Company (“Monarch”).

As background, the Florida Office of Insurance Regulation (OIR) authorized Monarch to assume approximately 78,000 policies effective June 1, 2022 from FedNat Insurance Company (FNIC), a wholly owned subsidiary of FNHC, resulting in Monarch’s total policy count totaling approximately 83,000 policies. FNU will continue as managing general agent for Monarch. As of June 30, 2022, after a $15 million investment by funds managed by Hale Partnership Capital Management LLC (“HPCM”) into Monarch, Monarch is 60% owned by various funds managed by HPCM, and 40% owned by FNHC. HPCM and its affiliates beneficially own in the aggregate 11.27% of the outstanding FNHC common stock (as to which they have filed a disclaimer of control affidavit with the Florida Office of Insurance Regulation). Mr. Hale is also serving as an advisor to the Strategic Review Committee of the FNHC’s Board of Directors. Mr. Hale and HPCM collectively also own approximately 34.9% of the outstanding shares of the Company’s common stock.

Simultaneous with entering into the Advisory Services Agreement, the Company formed White Rock USA Protected Cell 47 (the “Protected Cell”) effective July 1, 2022. The Protected Cell entered into an Excess Catastrophe Reinsurance Contract (the “Reinsurance Contract”) with Maison Insurance Company (“Maison”) effective July 1, 2022 to provide Maison catastrophic windstorm reinsurance protection on approximately 7,650 Texas insurance policies in-force at the inception of the Reinsurance Contract. The Reinsurance Contract provides $7.8 million of limit to Maison in excess of a $5 million retention. The Company’s capital at risk is $1.17 million. Maison will pay the Protected Cell $6.63 million in reinsurance premiums for the term of the contract. The Reinsurance Contract terminates on December 31, 2022.

Also on August 5, 2022, the Board authorized the repurchase of up to $1.5 million of shares of the Company’s common stock. The authorization does not obligate the Company to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended, or discontinued at any time at the discretion of the Board. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to the Company’s cash requirements for other purposes, and other factors it deems relevant.

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

As of June 30, 2022, our sources of income include earnings on our title insurance subsidiaries, dividends on HC Realty Series B Stock, and interest paid on our cash deposits and bond portfolio. The Company believes that the revenue generating from these sources, dividends paid on HC Realty Common Stock, and cash on hand is sufficient to fund operating expenses for at least 12 months from the date of these consolidated financial statements.

The Company will continue to pursue acquisition opportunities which will allow us to potentially derive benefit from the Company’s net operating loss carryforwards and also create appropriate risk adjusted returns for shareholders.

Results from Operations

Three and Six Months Ended June 30, 2022

The Company generated dividend income of $257,000 and $513,000 for the three and six month periods ending June 30, 2022, respectively, compared to $256,000 and $513,000 for the three and six month periods ending June 30, 2021, respectively.

As a result of the Company’s acquisition of the title insurance operations, the Company generated title premium and other title fee revenue of $1.9 million and $3.4 million for the three and six month periods ended June 30, 2022, respectively.  The title insurance subsidiaries cost of revenue consists primarily of a provision for title claim losses and underwriting expenses, which is primarily commissions to title agencies.  The title insurance operating expenses consist primarily of personnel expenses, office and technology expenses and professional fees. Operating expenses for the three and six month periods ended June 30, 2022 was $2.0 million and $3.8 million, respectively, consisting primarily of $1.1 and $2.1 million in wages, $166,000 and $312,000 of rent expense, and $158,000 and $344,000 in professional and legal fees.  During the first quarter of 2022, the Company began operations of HGMA to provide management oversight of title operations.  The operating expenses incurred at HGMA are included in the operating results of our title insurance segment.

Corporate general and administrative expenses are not directly allocable to either of our reporting segments and consist primarily of wages and personnel costs, legal and professional fees, insurance expense, and stock based compensation. Corporate general and administrative expenses incurred were $281,000 and $566,000 for the three and six month periods ending June 30,2022, respectively, compared to $256,000 and $596,000 for the three and six month periods ending June 30, 2021. General and administrative expenses for the three and six month periods ending June 30, 2022 consisted of $63,000 and $188,000 of professional fees, $63,000 and $125,000 of wages and personnel costs, $20,000 and $41,000 of stock based compensation expense, and $135,000 and $212,000 of other operating expenses, respectively.

Our effective tax rate for the three and six month periods ended June 30, 2022 and 2021 was effectively 0% due to our net operating loss carryforwards.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand, earnings from our title insurance subsidiaries, and dividends from our HC Realty common stock and Series B Stock. We expect cash on hand to be adequate for ongoing operational expenditures for at least 12 months from the date of these consolidated financial statements. At June 30, 2022, we had $8.8 million in cash and additional $8.0 million in restricted cash, of which $8.0 million is cash held in escrow for title insurance transactions. A portion of our unrestricted and restricted cash is currently held in savings accounts earning approximately 0.05%. We also received quarterly dividends on our HC Realty common stock and Series B Stock at annual rates of 5.5% and 10%.

Cash flows provided by operating activities differ from net loss due to adjustments for non-cash items, such as gains and losses on investments and affiliates, impairment losses on note receivables, the timing of disbursements for taxes, claims and other accrued liabilities, and collections or changes in receivables and other assets. Net cash used by operations for the six month period ended June 30, 2022 of $1.3 million consisted of primarily personnel costs of $2.2 million, title policy software, processing and printing costs of $466,000, office rent of $326,000 and legal and professional fees of $511,000; offset by revenue from our title operations, dividends on our HC Realty common stock of $83,000, dividends on our HC Realty Series B Stock of $512,000, and a decrease of $5.6 million in escrow liabilities on the title insurance subsidiaries offset.

Critical Accounting Policies

Our critical accounting policies and estimates are discussed in the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2021 Annual Report on Form 10-K. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the six months ended June 30, 2022.

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

Graham County Property Litigation

As previously disclosed, on November 26, 2019, Graham County (the “County”), North Carolina filed a complaint against the Company and the Buyer in the Superior Court for Graham County, North Carolina asserting claims arising out of a conveyance to the County of approximately 36 acres (the “Property”) in November 2014.   The Complaint sought, among other things, (i) rescission of the conveyance of the Property to the County, (ii) reimbursement of expenses incurred by the County in connection with the Property, (iii) to invalidate the indemnity agreements entered into in connection with the conveyance, (iv) and other damages, or (iv), in the alternative to rescinding the conveyance, expenses necessary to make the Property suitable and useable for a public park and outdoor recreation area. Pursuant to the Asset Purchase Agreement, the Buyer agreed to assume and indemnify the Company against certain pre-closing liabilities including those relating to the conveyance of the Property. After the filing of the complaint, the Company entered into an agreement with the Buyer providing that, if the Company reaches a settlement with the County resulting in transfer of the Property back to the Company, then the Company can retain the Property notwithstanding provisions of the Asset Purchase Agreement and will waive any right to indemnification from the Buyer with respect to the claims by the County with respect to the Property. In January 2021, representatives of the Company and the County reached an agreement to resolve all claims asserted by the County in the litigation.  Under the terms of the agreement, the County has agreed to transfer the Property back to the Company, lease a portion of the Property from the Company, and dismiss the litigation in exchange for Company making cash payments to the County in a total amount that is immaterial to the Company’s financial performance. The litigation has been dismissed and the other material terms of the settlement have now been completed. On June 27, 2022, the Company sold the Property for $206,000 and in connection with the sale, the Company received full indemnification from the buyer for any historical issues related to the property.

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

10.1

Management Advisory Services Agreement, entered into as of July 1, 2022 by and between HG Managing Agency, LLC and FedNat Underwriters, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed July 7, 2022).

10.2

Excess Catastrophe Reinsurance Contract, entered into as of July 1, 2022 by and between Maison Insurance Company and the Subscribing Reinsurer (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed July 7, 2022).

31.1	Certification by Steven A. Hale II, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification by Justin H. Edenfield, our Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Steven A. Hale II, our Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of Justin H. Edenfield, our Principal Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (2)

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline Xtensible Business Reporting Language (“XBRL”): (i) balance sheets, (ii) statements of operations, (iii) statements of cash flows, (iv) the notes to the financial statements, and (v) document and entity information. (1)

104	Cover Page Interactive Data File (formatted in Inline iXBRL and contained in Exhibit 101).

(1)	Filed herewith
(2)	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2022	HG HOLDINGS, INC.
By: /s/ Justin H. Edenfield
Justin H. Edenfield
Principal Financial and Accounting Officer