Form 10-Q
period 2022-09-30
HG Holdings, Inc.
filed 2022-11-14
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 13, 2022, 2,873,031 shares of common stock of HG Holdings, Inc., par value $0.02 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HG HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash	$11,048	$11,806
Restricted cash	13,379	8,287
Investments	4,363	-
Accounts receivables	425	183
Interest and dividend receivables	327	298
Prepaid expenses and other current assets	332	192
Total current assets	29,874	20,766

Property, plant and equipment, net	203	204
Lease assets	440	447
Investment in affiliate	11,029	11,450
Subordinated notes receivable	549	992
Goodwill	6,451	4,451
Intangibles assets, net	360	-
Other assets	787	555
Total assets	$49,693	$38,865

LIABILITIES
Current liabilities:
Accounts payable	$28	$12
Accrued salaries, wages and benefits	195	104
Lease liabilities, current portion	237	278
Escrow liabilities	13,329	8,053
Other accrued expenses	377	346
Total current liabilities	14,166	8,793

Long-term liabilities:
Reserve for title claims	294	231
Unearned premiums	3,315	-
Lease liabilities	203	169
Other long-term liabilities	24	110
Total long-term liabilities	3,836	510
Total liabilities	18,002	9,303

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 35,000,000 shares authorized and 2,873,031 shares issued and outstanding on each respective date	54	54
Capital in excess of par value	30,491	30,450
Retained earnings/(deficit)	982	(942)
Total stockholders’ equity	31,527	29,562
Noncontrolling interests	164	-
Total equity	31,691	29,562
Total liabilities and stockholders’ equity	$49,693	$38,865

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021

Revenues:
Net premiums earned	$4,483	$631	$6,789	$631
Escrow and other title fees	531	207	1,628	207
Management fees	846	146	846	146
Total revenues	5,860	984	9,263	984

Cost of revenues:
Underwriting expenses	35	257	145	257
Provision for title claim losses	35	22	111	22
Search and other fees	21	9	74	9
Total operating expenses	91	288	330	288

Gross underwriting profit	5,769	696	8,933	696

Operating expenses:
General and administrative expenses	(2,810)	(983)	(7,223)	(1,580)

Other income/expenses:
Interest income	31	1	34	13
Dividend income	256	256	769	769
Other income	2	22	6	22
Gain on extinguishment of debt	-	545	-	545
Gain on remeasurement of equity interest	-	3,327	-	3,327
Gain (loss) on sale of assets	-	-	123	-
(Loss) gain from affiliate	(108)	26	(297)	(199)
Loss on impairment	(297)	(609)	(443)	(609)

Income from operations before income taxes	2,843	3,281	1,902	2,984
Income tax benefit	-	-	-	-

Net income	$2,843	$3,281	$1,902	$2,984
Net loss attributable to noncontrolling interests	(21)	-	(21)	-
Net income after noncontrolling interests	$2,864	$3,281	$1,923	$2,984

Basic and diluted income per share:
Net income – basic	$1.00	$1.16	$0.67	$1.05
Net income – diluted	$1.00	$1.14	$0.67	$1.04

Weighted average shares outstanding:
Basic	2,873	2,838	2,852	2,838
Diluted	2,873	2,873	2,852	2,873

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021

Net income after noncontrolling interests	$1,924	$2,984
Net loss attributable to noncontrolling interests	(21)	-
Net income from operations	1,903	2,984
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation expense	63	11
Amortization expense	13	-
Stock compensation expense	41	64
Dividends on HC Realty common stock	124	123
Loss from affiliate	297	199
Bargain purchase gain on acquisition of subsidiary	-	(17)
Gain on remeasurement of equity interest	-	(3,327)
Gain on extinguishment of debt	-	(545)
Gain on sale of assets	(123)	-
Impairment loss on subordinated notes receivable	443	609
Changes in assets and liabilities:
Prepaid expenses and other current assets	(169)	(16)
Accounts receivable	(182)	45
Income tax receivable	-	488
Deferred tax assets and other assets	(232)	(35)
Accounts payable	16	79
Accrued salaries, wages, and benefits	91	-
Commissions payable	-	15
Escrow liabilities	5,276	(3,036)
Reserve for title claims	63	22
Unearned premiums	3,315
Other accrued expenses	31	(398)
Other long-term liabilities	(86)	(2)
Net cash (used in) provided by operations	10,884	(2,737)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(91)	-
Purchase of investments	(4,363)	-
Proceeds from sale of assets	204	-
Investment in a business combination	(2,300)	-
Investment in subsidiaries, net of cash acquired	-	9,223
Principal payments received on subordinated secured notes receivable	-	170
Net cash (used in) provided by investing activities	(6,550)	9,393

Cash flows from financing activities:
Redemption of fractional shares from stock split	-	(2)
Net cash used in investing activities	-	(2)

Net increase in cash and restricted cash	4,334	6,654
Cash and restricted cash at beginning of period	20,093	11,630
Cash and restricted cash at end of period	$24,427	$18,284

Cash	$11,048	$11,791
Restricted cash	13,379	6,493
Cash and restricted cash	$24,427	$18,284

Supplemental Non-Cash Disclosures:
Dividends on investment in affiliate	$768	$256
Extinguishment of debt	$-	$545

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

As of September 30, 2022, HC Realty owned and operated a portfolio of 29 single-tenant properties leased entirely to the United States of America for occupancy by federal agencies including the Federal Bureau of Investigation, the Drug Enforcement Administration, the Social Security Administration and the Department of Transportation. The Company owns approximately 33.9% of the as converted equity interest of HC Realty as of September 30, 2022.

Reinsurance Related

The Company, through the formation of White Rock USA Cell 47, engaged in providing another insurance company excess-of-loss reinsurance coverage related to catastrophic weather risk in Texas. The current reinsurance contract (refer to Note 7 Reinsurance) expires on December 31, 2022; however, the Company may actively look to provide reinsurance coverage to other carriers as future opportunities arise.

Management Advisory Services Related

The Company, through its wholly-owned subsidiary HGMA, engaged in providing Management Advisory Services including formation, operational, and restructuring services.  HGMA was engaged on June 30, 2022 to develop a restructuring plan for an insurance holding company’s non-statutory entity, including identify costs savings and other necessary or advisable steps.  Upon approval of such plan by the Board of Directors of the holding company, HGMA will oversee the implementation of such plan.  The Company may continue to actively look to provide Management Advisory Services as future opportunities arise.

For information about our reportable segments refer to Note 9 Segment Information.

Developments Impacting Comparison of the Nine Month Periods ended September 30, 2022 and 2021

The following previously disclosed events occurred during or subsequent to period ended September 30, 2021 that impacted the comparison on the nine-month periods ended September 30, 2022 and 2021. On July 20, 2021, the Company completed the acquisition (the “Acquisition”) pursuant to that certain Equity Purchase Agreement (the “First Purchase Agreement”) dated April 20, 2021 with NCTIC, a Florida corporation, NCTG, a Florida limited liability company, Southern Fidelity Insurance Company, a Florida corporation (“SFIC”), Southern Fidelity Managing Agency, LLC, a Florida limited liability company (“SFMA”), and Preferred Managing Agency, LLC, a Florida limited liability company (“PMA” and together with SFIC and SFMA, each, a “Seller” and collectively, the “Sellers”). On such date, pursuant to the First Purchase Agreement, the Company purchased 100% of the stock of NCTIC and 100% of the membership interest in NCTG for $5.463 million, adjusted for a customary post-closing working capital adjustment (the “Purchase Price”). Pursuant to the mechanics in the First Purchase Agreement, the Purchase Price was determined at closing by taking the $5.5 million purchase price originally agreed to under the First Purchase Agreement, subtracting the debt of NCTIC and NCTG, adding payment for $75,000 of the transaction expenses of the Sellers and, adding a closing related working capital adjustment. The Company funded the Purchase Price from cash on hand. Also at closing, the Company and Sellers agreed that the economic benefits and burdens of the ownership of the equity, including for accounting and tax purposes, be transferred as of 12:01 am on July 1, 2021. For all other purposes, the effective time of the transfer remained July 20, 2021.

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

Effective July 1, 2022, the Company formed White Rock USA Protected Cell 47 (the “Protected Cell”).  The Protected Cell entered into an Excess Catastrophe Reinsurance Contract (the “Reinsurance Contract”) with Maison Insurance Company (“Maison”) effective July 1, 2022 to provide Maison catastrophic windstorm reinsurance protection on approximately 7,650 Texas insurance policies in-force at inception of the Reinsurance Contract.  The Reinsurance Contract provides $7.8 million of limit to Maison in excess of a $5 million retention.

The Company, through its wholly-owned subsidiary HGMA, engaged in providing Management Advisory Services including formation, operational, and restructuring services.  HGMA was engaged on June 30, 2022 to develop a restructuring plan for an insurance holding company’s non-statutory entity, including identify costs savings and other necessary or advisable steps.  Upon approval of such plan by the Board of Directors of the holding company, HGMA will oversee the implementation of such plan.

Effective August 1, 2022, Omega acquired substantially all the assets of Omega Title Florida, LLC (“OTF”).  In accordance with Topic 805, the Company has determined that the transaction should be accounted for as a business combination.  The acquisition allows Omega to expand into additional geographic areas of Florida and expand its footprint.

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

The S&L Note had a principal amount of $4.4 million as of the assignment date. The S&L Note matures on March 2, 2023, at which time the total principal amount is due. Interest on the S&L Note accrues at a fixed rate of 10% per annum. No cash interest payments were accrued or received during the nine months ending September 30, 2022 and 2021.

As a result of the Company’s recording of impairment losses in prior quarters, based on current information and events, including the impact of COVID-19 on S&L’s business and its customers, the Company ceased accreting interest income on the fair value discount of the S&L Note on the date in the third quarter of 2020 it determined the note was other than temporarily impaired.  The Company did not receive any interest payments which were recognized as principal reductions during the three and nine month periods ending September 30, 2022.  In the three and nine month periods ending September 30, 2021, the Company recognized $0 and $170,000, of interest payments as reductions of the principal balance of the S&L Note, respectively.

As of September 30, 2022, the Company concluded that S&L would not have adequate cash required to repay the carrying value of the S&L Note. Given the facts and circumstances, the Company recorded an impairment loss of $297,000 and $443,000 in the three and nine months ending September 30, 2022, respectively.  The Company’s estimated fair value of the S&L Note is based upon the estimated fair value of the collateral securing the note, namely cash, accounts receivables, and inventory.  The determination of fair value involves management’s judgment, including analysis of the impact of COVID-19 on S&L’s business and its customers, and the use of market and third-party estimates regarding collateral values.  These collateral value estimates are based on the three-level valuation hierarchy for fair value measurement and represent Level 1 and 2 inputs.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities.  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

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

The following table summarizes the Company’s investment in HC Realty as of September 30, 2022 and December 31, 2021 (in thousands):

			Investment in Affiliate		Loss recorded in the Statements of
	Ownership %		Balance		Operations (b)
					For the Three		For the Nine
					Months Ended		Months Ended
					September 30,		September 30,
	September 30,	December 31,	September 30,	December 31,
	2022	2021	2022	2021	2022	2021	2022	2021

HC Realty Series B Stock (a)	26.8%	26.8%	$10,250	$10,250	$-	-	$-	-
HC Realty common stock	7.1%	7.1%	779	1,200	(108)	(50)	(297)	(275)
Total	33.9%	33.9%	$11,029	$11,450	$(108)	$(50)	$(297)	$(275)

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

The Company’s investment in HC Realty common stock is accounted for under the equity method of accounting.

4.	Investments

The following table details investments by major investment category, at September 30, 2022:

	Cost or Adjusted/ Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Total
U.S. government and agency securities, held-to-maturity	$4,113	$-	$-	$4,113
Common stock	250	-	-	250
Total investments	$4,363	$-	$-	$4,363

The table below summarizes our fixed maturities at September 30, 2022 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$-	-%	$-	-%
Due after one year through five years	4,113	100.0	4,113	100.0
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Total	$4,113	100.0%	$4,113	100.0%

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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on September 30, 2022. Changes in interest rates subsequent to September 30, 2022 may affect the fair value of our investments.

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

All fixed-income securities are classified as held-to-maturity and are reported at amortized cost as of September 30, 2022. The Company performs ongoing impairment evaluations, and we did not record any other then temporary impairments during the three or nine month periods ended September 30, 2022.

The following table presents the fair value of our financial instruments measured on a recurring basis by level at September 30, 2022:

	Total	Level 1	Level 2	Level 3
Common stock	$250	$-	$-	$250
Investments, at fair value	250			250
U.S. government and agency securities, held-to-maturity	4,113	-	-	-
Total investments	$4,363	$-	$-	$250

5.	Paycheck Protection Program (“PPP”) Loan

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

NCTIC’s reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through September 30, 2022. We continually update loss reserve estimates as new information becomes known, new loss patterns emerge or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses. Due to the uncertainty inherent in the process and to the judgment used by management, the ultimate liability may be greater or less than our current reserves. If actual claims loss development varies from what is currently expected and is not offset by other factors, it is possible that additional reserve adjustments may be required in future periods in order to maintain our recorded reserve within a reasonable range of our actuary's central estimate.

A reconciliation of the activity in the reserves account for the nine month period ending September 30, 2022 and 2021 is as follows (in thousands):

	September 30,	September 30,
	2022	2021
Beginning Reserves	$231	$209

Provision for claims related to:
Current year	63	22
Prior years	-	-
Total provision for claim losses	63	22

Claims paid related to:
Current year	-	-
Prior years	-	-
Total title claims paid	-	-

Ending Reserves	$294	$231

At September 30, 2022, there were no reinsurance recoverables on paid claims or unpaid reserves.

For the nine months ended September 30, 2022, there was no development of the net provision for claims attributable to insured events of the prior year as a result of estimation of the reserve for claims. Original estimates are decreased or increased as additional information becomes known regarding individual claims.

A summary of the Company’s loss reserves at September 30, 2022 and 2021 is as follows (in thousands):

	September 30,	September 30,
	2022	2021
Known title claims	$-	$-
IBNR title claims	294	231
Total title claims	294	231
Non-title claims	-	-
Total title claims reserves	$294	$231

7.	Reinsurance

Reinsurance obtained from other insurance companies

Certain premiums and benefits at NCTIC are ceded to other insurance companies under various reinsurance agreements. The reinsurance agreements provide NCTIC with increased capacity to write more risk and maintain its exposure to loss within its capital resources. For the three and nine month period ended September 30, 2022, NCTIC's reinsurance program consisted of excess of loss reinsurance treaties. The following is a summary of the reinsurance coverage.

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

NCTIC’s reinsured risks are treated, to the extent of reinsurance, as though they are risks for which the Company is not liable. However, NCTIC remains contingently liable in the event the reinsuring companies do not meet their obligations under these reinsurance contracts. NCTIC uses a broker to place its reinsurance through Lloyd’s syndicates. Chaucer Ltd (“Chaucer”) and Beazley Syndicate (“Beazley”) are each 50% participants in the Lloyd’s syndicate. As such, NCTIC has a concentration of reinsurance risk with these third party reinsurers that could have a material impact on NCTIC’s financial position in the event that either of these reinsurers fail to perform their obligations under the reinsurance treaty. As of September 30, 2022, both reinsurers had an A-issuer credit rating from AM Best, an AA- from Fitch, and an A+ from S&P. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar activities and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. Given the quality of the reinsurers, management believes this possibility to be remote. See Note 5 for recoveries due from reinsurers relating to paid and unpaid claims under these treaties.

The effects of reinsurance on premiums written and earned at NCTIC are as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Direct title premiums	$556	$340	$1,701	$340
Ceded title premiums	(13)	(41)	(41)	(41)

Net title premiums	$543	$299	$1,660	$299

Reinsurance provided to other insurance companies

Effective July 1, 2022, the Company formed the Protected Cell.  The Protected Cell entered into the Reinsurance Contract with Maison  effective July 1, 2022 to provide Maison catastrophic windstorm reinsurance protection on approximately 7,650 Texas insurance policies in-force at inception of the Reinsurance Contract.  The Reinsurance Contract provides $7.8 million of limit to Maison in excess of a $5 million retention.

The following is a reconciliation of total Reinsurance premiums written to Reinsurance premiums earned for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Reinsurance premiums written	$6,630	$-	$6,630	$-
Increase in unearned premium reserves	(3,315)	-	(3,315)	-

Reinsurance premiums earned	$3,315	$-	$3,315	$-

8.	Statutory Reporting

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

The Company has four reportable segments, title insurance services, reinsurance, management services,  and real estate. The remaining immaterial segments have been combined into a group called “Corporate and Other.” The title insurance segment issues title insurance policies, which insures titles to real estate, and provides title agency services for residential and commercial real estate transactions. The real estate segment, through an affiliate investment in HC Realty, owns and operates a portfolio of single-tenant properties leased entirely to the United States of America for occupancy by federal agencies.

Provided below is selected financial information about the Company’s operations by segment for the nine months ending September 30, 2022 (in thousands):

	Title Insurance	Real Estate Related	Reinsurance Related	Management Services Related	Corporate and Other	Total
Insurance and other services revenue	$5,102	$-	$3,315	$846	$-	$9,263
Cost of revenues	(330)	-	-	-	-	(330)
Gross profit	$4,772	$-	$3,315	$846	$-	$8,933
Operating expenses	(6,079)	-	(40)	(200)	(904)	(7,223)
Other income and expenses	38	472	-	-	(318)	192
Income (loss) before income taxes	$(1,269)	$472	$3,275	$646	$(1,222)	$1,902

Total assets	$17,320	$11,029	$6,630	$646	$14,068	$49,693

Provided below is selected financial information about the Company’s operations by segment for the nine months ending September 30, 2021 (in thousands):

	Title Insurance	Real Estate Related	Reinsurance Related	Management Services Related	Corporate and Other	Total
Insurance and other services revenue	$984	$-	$-	$-	$-	$984
Cost of revenues	(288)	-	-	-	-	(288)
Gross profit	$696	$-	$-	$-	$-	$696
Operating expenses	(670)	-	-	-	(910)	(1,580)
Other income and expenses	3,970	494	-	-	(596)	3,868
Income (loss) before income taxes	$3,996	$494	$-	$-	$(1,506)	$2,984

Total assets	$18,494	$11,673	$-	$-	$6,807	$36,974

Provided below is selected financial information about the Company’s operations by segment for the three months ending September 30, 2022 (in thousands):

	Title Insurance	Real Estate Related	Reinsurance Related	Management Services Related	Corporate and Other	Total
Insurance and other services revenue	$1,699	$-	$3,315	$846	$-	$5,860
Cost of revenues	(91)	-	-	-	-	(91)
Gross profit	$1,608	$-	$3,315	$846	$-	$5,769
Operating expenses	(2,231)	-	(40)	(200)	(339)	(2,810)
Other income and expenses	32	148	-	-	(296)	(116)
Income (loss) before income taxes	$(592)	$148	$3,275	$646	$(634)	$2,843

Total assets	$17,320	$11,029	$6,630	$646	$14,068	$49,693

Provided below is selected financial information about the Company’s operations by segment for the three months ending September 30, 2021 (in thousands):

	Title Insurance	Real Estate Related	Reinsurance Related	Management Services Related	Corporate and Other	Total
Insurance and other services revenue	$984	$-	$-	$-	$-	$984
Cost of revenues	(288)	-	-	-	-	(288)
Gross profit	$696	$-	$-	$-	$-	$696
Operating expenses	(670)	-	-	-	(313)	(983)
Other income and expenses	3,970	206	-	-	(608)	3,568
Income (loss) before income taxes	$3,996	$206	$-	$-	$(921)	$3,281

Total assets	$18,494	$11,673	$-	$-	$6,807	$36,974

10.	Income taxes

During the nine months ended September 30, 2022, the Company recorded a non-cash credit to its valuation allowance of $266,000 decreasing its valuation allowance against deferred tax assets to $7.5 million as of September 30, 2022.  The primary assets covered by this valuation allowance are net operating losses, which are approximately $35.6 million at September 30, 2022.  The Company did not make any cash payments for income tax in the nine month periods ended September 30, 2022 and 2021 due to its net operating loss carryforwards.

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

As of September 30, 2022, the Company has no deferred tax assets not covered by a valuation allowance.

The Company’s effective tax rate for the current and prior year nine month periods were effectively 0% due to the change in the valuation allowance.

11.	Stockholders’ Equity

Basic earnings per share of Common Stock are based upon the weighted average shares outstanding. Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Weighted average shares outstanding for basic calculation	2,873	2,838	2,852	2,838
Add: Effect of dilutive stock awards	-	35	-	35
Weighted average shares outstanding, adjusted for diluted calculation	2,873	2,873	2,852	2,873

For the three and nine month periods ended September 30, 2022, there were no stock options or restricted awards outstanding.  For the three and nine month periods ended September 30, 2021, approximately 35,000 stock awards were included in the diluted per share calculation as they are dilutive.

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

A reconciliation of the activity in Stockholders’ Equity accounts for the three and nine months ended September 30, 2022 is as follows (in thousands):

		Capital in
	Common	Excess of	Retained	Noncontrolling
	Stock	Par Value	Deficit	Interest
Balance at January 1, 2022	$54	$30,450	$(942)	$-
Net loss	-	-	(577)	-
Stock-based compensation expense	-	21	-	-
Balance at March 31, 2022	$54	$30,471	$(1,519)	$-
Net loss	-	-	(363)	-
Stock-based compensation expense	-	20	-	-
Balance at June 30, 2022	$54	$30,491	$(1,882)	$-
Net income/(loss)	-	-	2,864	(21)
Issuance of noncontrolling interest	-	-	-	185
Balance at September 30, 2022	$54	$30,491	$982	$164

A reconciliation of the activity in Stockholders’ Equity accounts for the three and nine months ended September 30, 2021 is as follows (in thousands):

		Capital in
	Common	Excess of	Retained	Noncontrolling
	Stock	Par Value	Deficit	Interest
Balance at January 1, 2021	$684	$29,738	$(3702)	$-
Net loss	-	-	(188)	-
Stock-based compensation expense	-	21	-	-
Balance at March 31, 2021	$684	$29,759	$(3,890)	$-
Net loss	-	-	(109)	-
Stock-based compensation expense	-	21	-	-
Balance at June 30, 2021	$684	$29,780	$(3,999)	$-
Net income/(loss)	-	-	3,281	-
Effect of reverse stock split	(630)	630	-	-
Redemption of fractional shares	-	(2)	-	-
Stock-based compensation expense	-	22	-	-
Balance at September 30, 2021	$54	$30,430	$(718)	$-

12.	Leases

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

Our operating leases range in term from one to three years. As of September 30, 2022, the weighted-average remaining lease term of our operating leases was 0.87 years.

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

The lease liability is determined by discounting future lease payments using a discount rate based on our incremental borrowing rate for similar collateralized borrowing. The discount rate is calculated using estimates of capitalization rates and borrowing rates. As of September 30, 2022 the weighted-average discount rate used to determine our operating lease liability was 6.0%.

Lease expense included in general and administrative expense on the Consolidated Statements of Operations was $197,000 and $41,000 for the three months ended September 30, 2022 and 2021, respectively and $523,000 and $56,000 for the nine months ended September 30, 2022 and 2021, respectively.

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of September 30, 2022 are as follows (in thousands):

2022	$101
2023	191
2024	145
2025	31
Total lease payments, undiscounted	$468
Less: present value discount	(28)
Lease liabilities, at present value	$440

13.	Revenue from Contracts with Customers

ASC 606, Revenue from Contracts with Customers requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance does not apply to revenue associated with insurance contracts (including title insurance policies and reinsurance), financial instruments and lease contracts; and therefore is primarily applicable to the following Company revenue categories.

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

Management Advisory Services – The Company recognizes management advisory revenue as services are provided in accordance with the underlying Management Advisory Agreement.

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

The operating results of TAV are included in the title insurance segment.

The final purchase price allocation for TAV at fair value is as follows (in thousands):

Cash paid for remaining 50% of TAV	$2,200
Fair value of existing equity interest	3,564
Total consideration	$5,764

Cash and cash equivalents	$12,044
Accounts receivable	166
Prepaid expenses	76
Property, plant, and equipment	216
Total assets acquired	12,502

Accrued expenses	32
Management fee payable	455
Escrow liability	9,293
Payable to affiliate	864
Note payable	545
Total liabilities assumed	11,189

Net assets acquired	1,313
Goodwill	$4,451

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

The following table presents unaudited pro forma financial information as if NCTIC, NCTG, and TAV had been included in the Company’s financial results as of January 1, 2021, through the date of acquisition:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2021	2021
Revenues	$1,035	$5,817
Net income	$(44)	$968

Effective August 1, 2022, Omega acquired substantially all the assets of Omega Title Florida, LLC (“OTF”).  In accordance with Topic 805, the Company has determined that the transaction should be accounted for as a business combination.  The assets of OTF at the date of acquisition were as follows (in thousands):

Title files in progress	$60
Property, plant, and equipment	53
Noncompetition agreement	372
Total assets acquired	$485

The purchase price paid by Omega for the assets of OTF were as follows (in thousands):

Cash paid	$2,300
Noncontrolling interest in Omega	185
Total consideration paid	$2,485

Title files in progress	$60
Fixed assets	53
Noncompetition agreement	372
Total assets acquired	485

Goodwill	$2,000

The fair value of assets acquired and liabilities assumed represent a preliminary allocation as our evaluation of facts and circumstances available as of September 30, 2022 is ongoing.

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

The following table presents the unaudited pro forma financial information as if OTF had been included in the Company’s financial results as of January 1, 2021 through the date of acquisition:

	Three Months		Nine Months
	Ended		Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Revenues	$267	$1,012	$2,352	$2,958
Net income	$(205)	$94	$(85)	$588

15.	Goodwill and Intangible Assets

Goodwill

As of September 30, 2022, the Company recognized $4.5 million in goodwill as the result of the acquisition of 50% of TAV on September 1, 2021 and an additional $2.0 million in goodwill as a result of the business combination with OTF on August 1, 2022.  The fair value of goodwill as of the date of acquisition, a Level 3 input, was principally based on values obtained from public and private market comps. In accordance with ASC 350, management determined that no events or changes in circumstances occurred during the nine months ending September 30, 2022 that would indicate the carrying amounts may not be recoverable, and therefore determined that there were no goodwill impairments.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on our Unaudited Consolidated Balance Sheets:

	September 30,	December 31,
	2022	2021
Intangible assets subject to amortization	$360	$-
Total	$360	$-

Intangible assets subject to amortization consisted of the following as of September 30, 2022:

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Noncompetition agreement	4.8	$372	$(12)	$360
Total		$372	$(12)	$360

No impairment in the value of amortizing intangible assets was recognized during the nine months ended September 30, 2022.

Amortization expense of our intangible assets was $12,000 and $0 for the three months ended September 30, 2022 and 2021, respectively. Amortization expense of our intangible assets was $12,000 and $0 for the nine months ended September 30, 2022 and 2021, respectively.

Estimated amortization expense of our intangible assets to be recognized by the Company during the remainder of 2022 and over the next five years is as follows:

Year ending December 31,	Estimated Amortization Expense
Remaining in 2022	$19
2023	74
2024	74
2025	74
2026	74
2027	45
Total	$360

16.	Uncertainties

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

As of September 30, 2022, the Company has not experienced any adverse impacts to the payment of HC Realty’s common stock and Series B Stock dividends.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

For a description of our business, including descriptions of segments and recent business developments, see the discussion the notes to the financial statement contained herein including in Note 1 Basis of Financial Statements in the accompanying unaudited Consolidated Financial Statements included in Item 1 of Part I of this Report, which is incorporated by reference into this Part I, Item 2.

As of September 30, 2022, our sources of income include earnings on our title insurance subsidiaries, dividends on HC Realty Series B Stock, premiums earned on reinsurance treaties, management service agreements, and interest paid on our cash deposits and bond portfolio. The Company believes that the revenue generating from these sources, dividends paid on HC Realty Common Stock, and cash on hand is sufficient to fund operating expenses for at least 12 months from the date of these consolidated financial statements.

The Company will continue to pursue acquisition opportunities which will allow us to potentially derive benefit from the Company’s net operating loss carryforwards and also create appropriate risk adjusted returns for shareholders.

Results from Operations

Three and Nine Months Ended September 30, 2022

The Company generated dividend income of $256,000 and $769,000 for both the three and nine month periods ending September 30, 2022 and 2021.

As a result of the Company’s acquisition of the title insurance operations, the Company generated title premium and other title fee revenue of $1.7 million and $5.1 million for the three and nine month periods ended September 30, 2022, respectively, compared to $984,000 for the three and nine months periods ended September 30, 2021.  The title insurance subsidiaries cost of revenue consists primarily of a provision for title claim losses and underwriting expenses, which is primarily commissions to title agencies.  The title insurance operating expenses consist primarily of personnel expenses, office and technology expenses and professional fees. Operating expenses for the three and nine month periods ended September 30, 2022 was $2.2 million and $6.0 million, respectively, consisting primarily of $1.3 and $3.4 million in wages, $181,000 and $493,000 of rent expense, and $73,000 and $417,000 in professional and legal fees.  During the first quarter of 2022, the Company began operations of HGMA to provide management oversight of title operations.  The operating expenses incurred at HGMA are included in the operating results of our title insurance segment.

As a result of the Company’s reinsurance provided to other insurance companies, the Company generated reinsurance premiums earned of $3.3 million for both the three and nine month periods ended September 30, 2022.  The reinsurance expenses associated with the reinsurance revenue are primarily management service costs associated with the formation and operation of White Rock USA Cell 47.  Reinsurance expenses for the three and nine month periods ended September 20, 2022 was $40,000.

Corporate general and administrative expenses are not directly allocable to either of our reporting segments and consist primarily of wages and personnel costs, legal and professional fees, insurance expense, and stock based compensation. Corporate general and administrative expenses incurred were $339,000 and $904,000 for the three and nine month periods ending September 30, 2022, respectively, compared to $313,000 and $910,000 for the three and nine month periods ending September 30, 2021. General and administrative expenses for the three and nine month periods ending September 30, 2022 consisted of $64,000 and $252,000 of professional fees, $44,000 and $169,000 of wages and personnel costs, $0 and $41,000 of stock based compensation expense, and $230,000 and $442,000 of other operating expenses, respectively.

Our effective tax rate for the three and nine month periods ended September 30, 2022 and 2021 was effectively 0% due to our net operating loss carryforwards.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand, earnings from our title insurance subsidiaries, earnings from reinsurance provided to other insurance companies, management service agreements, and dividends from our HC Realty common stock and Series B Stock. We expect cash on hand to be adequate for ongoing operational expenditures for at least 12 months from the date of these consolidated financial statements. At September 30, 2022, we had $11.0 million in cash and additional $13.3 million in restricted cash, of which $13.3 million is cash held in escrow for title insurance transactions. A portion of our unrestricted and restricted cash is currently held in savings accounts earning approximately 0.05%. We also received quarterly dividends on our HC Realty common stock and Series B Stock at annual rates of 5.5% and 10%.

Cash flows provided by operating activities differ from net income due to adjustments for non-cash items, such as gains and losses on investments and affiliates, impairment losses on note receivables, the timing of disbursements for taxes, claims and other accrued liabilities, and collections or changes in receivables and other assets. Net cash provided by operations for the nine month period ended September 30, 2022 of $10.9 million consisted of primarily reinsurance unearned premiums of $3.3 million, increase in title escrow liabilities of $5.3 million, dividends on our HC Realty Series B Stock of $769,000, and management service fees earned; offset by expense from our title operations.

On August 5, 2022, the Board authorized the repurchase of up to $1.5 million of shares of the Company’s common stock. The authorization does not obligate the Company to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended, or discontinued at any time at the discretion of the Board. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to the Company’s cash requirements for other purposes, and other factors it deems relevant.  The Company did not repurchase any of its shares of common stock during the three month period ending September 30, 2022.

Critical Accounting Policies

Our critical accounting policies and estimates are discussed in the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2021 Annual Report on Form 10-K. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the nine months ended September 30, 2022.

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

10.3	Consulting Agreement, dated August 5, 2022, by and between the company and Bradley G. Garner (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 0-14938) filed August 11, 2022) (management contract).

31.1	Certification by Steven A. Hale II, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification by Justin H. Edenfield, our Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Steven A. Hale II, our Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of Justin H. Edenfield, our Principal Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (2)

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline Xtensible Business Reporting Language (“XBRL”): (i) balance sheets, (ii) statements of operations, (iii) statements of cash flows, (iv) the notes to the financial statements, and (v) document and entity information. (1)

104	Cover Page Interactive Data File (formatted in Inline iXBRL and contained in Exhibit 101).

(1)	Filed herewith
(2)	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2022	HG HOLDINGS, INC.
By: /s/ Justin H. Edenfield
Justin H. Edenfield
Principal Financial and Accounting Officer