Form 10-K
period 2022-12-31
HG Holdings, Inc.
filed 2023-03-30
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 001-34964

HG HOLDINGS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	54-1272589
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2115 E. 7th Street, Suite 101, Charlotte, North Carolina 28204
(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (850) 772-0698

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing price on the over-the-counter market on the OTCQB on June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter:  $15.3 million.

As of March 29, 2023 there were 2,870,162 outstanding shares of the Registrant’s Common Stock.

Documents incorporated by reference:  The Registrant incorporates by reference portions of the definitive proxy statement to be filed by the Registrant within 120 days of December 31, 2022 (into Items 10, 11,12, 13 and 14 of Part III of this Annual Report on Form 10-K.

PART I

Item 1.         Business

General

We were incorporated in Delaware in 1984 under the name Stanley Furniture Company, Inc. Until March 2, 2018, we were a leading design, marketing and distribution resource in the upscale segment of the wood residential furniture market.  On March 2, 2018, we sold substantially all our assets (the “Asset Sale”) to Stanley Furniture Company LLC, formerly known as Churchill Downs LLC (the “Buyer”) and changed our name to HG Holdings, Inc.

HG Holdings. Inc, together with its consolidated subsidiaries (the “Company,” “we,” “us,” “our,” “it,” and “its”), operates through its wholly owned subsidiaries National Consumer Title Insurance Company (“NCTIC”), National Consumer Title Group, LLC (“NCTG”), Title Agency Ventures, LLC (“TAV”), HG Managing Agency, LLC (“HGMA”), and Omega National Title Agency, LLC (“Omega”) and through an affiliated investment in HC Government Realty Trust, Inc., a Maryland corporation (“HC Realty”).

The Company engages in the business of providing title insurance through its subsidiary NCTIC and providing title agency services through its subsidiaries NCTG, TAV, and Omega.  Through NCTIC, the Company underwrites land title insurance for owners and mortgagees as the primary insurer.  The Company currently only provides title insurance services in the state of Florida.  The Company is also engaged in real estate related activities through its equity investments in HC Realty.

The title insurance segment provides title insurance, closing and/or escrow services and similar or related services in connection with residential and commercial real estate transactions.  The substantial majority of our business is dependent upon activity in the real estate and mortgage markets, which are cyclical and seasonal.

Our strategy is to profitably grow our core title insurance and settlement services business through a focus on continued improvement of our customers’ experiences with our products and services. Our growth strategy also includes potential acquisitions to expand our market share, geographic footprint, and enhance our data or technological capabilities.   We remain committed to efficiently managing our business to market conditions throughout business cycles and to deploying our capital to maximize stockholder returns.

The real estate related segment invests in rental real estate through an equity investment in HC Realty. HC Realty is an internally-managed real estate investment trust (“REIT’) focused on acquiring, developing, financing, owning and managing build-to-suit or renovate-to-suit, single-tenant properties leased primarily to the U.S. government and administered by the U.S. General Services Administration (“GSA”) or directly by the federal government agencies or sub-agencies occupying such properties (referred to as “Government Properties”).

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

Issuing the Policy.     Title insurance companies typically issue title insurance policies directly by the title insurer, through affiliated title agencies, or indirectly through independent third-party agencies unaffiliated with the title insurance company. When the policy is issued by a title insurer, the search is performed by or on behalf of the title insurer, and the premium is collected and retained by the title insurer.  In a policy issued through an affiliated or independent third-party title agency, the agent performs the title search, and collects and retains a portion of the premium. The agent remits the remainder of the premium to the title insurance company as compensation for bearing the risk of loss in the event a claim is made under the policy. The percentage of the premium retained by an agent varies by geography and may be regulated by the state.  The title insurance company is obligated to pay title claims in accordance with the terms of its policies, regardless of whether the title insurance company issues policies through its direct operations, affiliated agents or independent agents.

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

Premiums.     The premium for title insurance is typically due and earned in full when the real estate transaction is closed.  Premiums generally are calculated with reference to the policy amount.  The premium charged by a title insurer or an agent is subject to regulation in most areas.  Such regulations vary from jurisdiction to jurisdiction.  In the state of Florida, where all of our title insurance operations are currently, the state insurance regulator promulgates title insurance rates.

Escrow and Other Title Fees.   In addition to fees for underwriting title insurance policies, we derive a significant amount of our revenues from escrow and other title-related services including closing. The escrow and other services provided include all of those typically required in connection with residential and commercial real estate purchases and refinancing activities. These fees are earned when the title policy is issued. Escrow and other title fees included in our title insurance segment represented approximately 20% of total title insurance segment revenues in 2022.

Title Insurance Operations

Overview.     The Company issues title insurance policies in Florida through its home office and through a network of affiliated and independent title agents.  In the state of Florida, issuing agents are independent agents or subsidiaries of community and regional mortgage lending institutions, depending on local customs and regulations.

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

The substantial majority of our title insurance business is dependent upon the overall level of residential and commercial real estate activity and mortgage markets, which are cyclical and seasonal.  Residential purchase activity is typically slower in the winter months with increased volumes in the spring and summer months and is sensitive to interest rates.  Refinance activity is not seasonal, but is generally correlated with changes in interest rates and general economic cycles.  Commercial real estate volumes are less sensitive to changes in interest rates than residential real estate volumes, but fluctuate based on local supply and demand conditions and financing availability. Commercial real estate historically has elevated activity towards the end of the year.  However, changes in general economic conditions in the United States and abroad, can cause fluctuations in these traditional patterns of real estate activity, and changes in the general economic conditions in a geography can cause fluctuations in these traditional patterns of real estate activity in that geography.

The Company’s revenue from title insurance premiums in future periods are likely to fluctuate due to these and other factors which are beyond management’s control.

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

Reserves for Title Claims.      We reserve for claim losses associated with title insurance policies based upon our historical loss patterns and other factors by a charge to expense when the related premium revenue is recognized.  The reserve for incurred but not reported (“IBNR”) claims, together with the reserve for known claims, reflects management’s best estimate of the total costs required to settle all current and future claims on title insurance policies issued through December 31, 2022, and are considered to be adequate for such purpose.  We continually update loss reserve estimates as new information becomes known, new loss patterns emerge or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses. Due to the uncertainty inherent in the process and to the judgment used by management, the ultimate liability may be greater or less than our current reserves. If actual claims loss development varies from what is currently expected and is not offset by other factors, it is possible that additional reserve adjustments may be required in future periods in order to maintain our recorded reserve within a reasonable range of our actuary's central estimate.

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

Competition.     Competition for title insurance, escrow and other title services is based primarily on service, quality, price, customer relationships and the ease of access and use of our products.   The number of competing companies and the size of such companies vary significantly by geographic regions.  The four largest title insurance companies typically maintain greater than 80% of the market for title insurance in the United States. In our principal market, competitors include other major title underwriters such as Fidelity National Financial, First American Financial Corporation, Old Republic International Corporation, Stewart Information Services Corporation, Westcor Land Title Insurance Company, and WFG National Title Insurance Company, as well as other regional title insurance companies, underwritten title companies and independent agency operations. Certain title insurers may have greater financial resources, larger distribution networks and more diverse offerings and geographic footprint than us. The addition or removal of regulatory barriers and/or new technologies may result in changes to competition in the title insurance business.  Numerous agency operations throughout our geographic footprint also provide aggressive competition to our wholly owned agency.

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

Real Estate Related Segment

The Company engages in rental real estate through our equity investment in HC Realty.  HC Realty is an internally-managed REIT focused on acquiring, developing, financing, owning and managing Government Properties.  HC Realty invests primarily in Government Properties ranging from 10,000 to 100,000 rentable square feet that are in their initial lease term after original construction or renovation-to-suit. HC Realty further emphasizes Government Properties that perform law enforcement, public service or other functions that support the mission of the agencies or sub-agencies occupying such properties.  Leases associated with the Government Properties in which HC Realty invests are full faith and credit obligations of the United States of America.  HC Realty intends to grow its portfolio primarily through direct acquisitions and development of Government Properties; although, HC Realty may elect to invest in Government Properties through indirect investments, such as joint ventures.

On March 19, 2019, we purchased 300,000 shares of HC Realty’s Common Stock (the “HC Common Stock”) for an aggregate purchase price of $3,000,000 and 200,000 shares of HC Realty’s 10.00% Series B Cumulative Convertible Preferred Stock (the “HC Series B Stock”) for an aggregate purchase price of $2,000,000. On April 3, April 9, and June 29, 2020, the Company entered into subscription agreements with HC Realty, pursuant to which we purchased 100,000, 250,000, and 475,000 shares of HC Series B Stock, respectively, for an aggregate purchase price of $8,250,000. As a result of these purchases, we currently own 33.9% of the voting interest of HC Realty.

Certain other investors, including certain investors affiliated with Hale Partnership Capital Management, LLC (“HPCM”), purchased an additional 850,000 shares of HC Series B Stock for an aggregate purchase price of $8,500,000 on March 19, 2019. While some of these investors have other investments with HPCM, each of these investors made a separate and direct investment in HC Realty and HPCM does not receive management fees, performance fees, or any other economic benefits with respect to these investors’ investments in HC Series B Stock.

Steven A. Hale II, our Chairman and Chief Executive Officer, serves as HC Realty’s Chairman and Chief Executive Officer and a member of the HC Realty board of directors. In addition, Mr. Hale, and certain investors affiliated with Mr. Hale, founded HPCM, and Mr. Hale currently serves as HPCM’s sole manager.

Additional information on HC Common Stock, HC Series B Stock and HC Realty is disclosed in the Annex D to the prospectus included in our Registration Statement (No. 333-235539) on Form S-1, as amended, filed with the Securities and Exchange Commission (the “SEC”) on May 8, 2020, which Annex D is incorporated herein by reference. . Additionally, HC Realty makes certain filings with the SEC, such as annual and semi-annual reports, which are available free of charge through the SEC’s website, www.sec.gov. Such filings are not incorporated into and do not constitute a part of this Annual Report on Form 10-K.

Reinsurance Related Segment

The Company, through the formation of White Rock USA Cell 47, engaged in providing another insurance company excess-of-loss reinsurance coverage related to catastrophic weather risk in Texas. The current reinsurance contract (refer to Note 10 Reinsurance in the accompanying notes to consolidated financial statements included in this Annual Report on Form 10-K) expired on December 31, 2022; however, the Company may actively look to provide reinsurance coverage to other carriers as future opportunities arise.

Management Services Related Segment

The Company, through its wholly-owned subsidiary HGMA, engages in providing management advisory services including formation, operational, and restructuring services. HGMA was engaged on June 30, 2022, to develop a restructuring plan for an insurance holding company’s non-statutory entities, including identifying costs savings and other necessary or advisable steps. Upon approval of such plan by the board of directors of the holding company, HGMA was contracted to oversee the implementation of such plan. The Company may continue to actively look to provide management advisory services as future opportunities arise.

For information about our reportable segments refer to Note 17 Segment Information in the accompanying notes to consolidated financial statements included in this Annual Report on Form 10-K.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts but are forward-looking statements within the meaning of applicable securities laws.  We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable law.  These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” “could,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.  These statements reflect our reasonable judgment with respect to future events, are not guarantees of future performance, and are subject to risks and uncertainties, some of which are beyond our control and difficult to predict, that could cause actual results to differ materially from those in the forward-looking statements.  Such risks and uncertainties include the occurrence of events that negatively impact the Company’s liquidity in such a way as to limit or eliminate the Company’s ability to use its cash on hand to fund further asset acquisitions, an inability on the part of the Company to identify additional suitable businesses to acquire or develop, and the occurrence of events that negatively impact the Company’s title insurance operations and/or the business or assets of HC Realty and the value of our investment in HC Realty.  Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the SEC. We make no representation, express or implied, about the accuracy of any such forward-looking statements contained hereunder. Except as otherwise required by federal securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

Stockholders should carefully review the Item IA. Risk Factors section below for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition.

Information about our Executive Officers

Our executive officers, who are elected annually, and their ages as of January 1, 2023 are as follows:

Name	Age	Position

Steven A. Hale II	39	Chairman, Chief Executive Officer and Director

Justin H. Edenfield	42	Principal Financial and Accounting Officer; Secretary

Steven A. Hale II is the founder of HPCM, an asset management firm that serves as the investment manager to certain privately held investment partnerships. Mr. Hale has held this position since 2010. From 2007 to 2010, prior to founding HPCM, Mr. Hale was an associate director with Babson Capital Management, LLC, an asset management firm, where he had responsibility for coverage of distressed debt investments across a variety of industries. From 2005 to 2007, Mr. Hale was a leveraged finance analyst with Banc of America Securities. Mr. Hale has served as a director of the Company since February 2017, as Chairman of the Company’s Board of Directors since November 2017 and as an officer of the Company since March 2018. Mr. Hale has also served as the Chairman and Chief Executive Officer of HC Realty since March 2019.

Justin H. Edenfield joined the Company in January 2022 as the Chief Financial Officer of NCTI, a wholly-owned subsidiary of the Company. Prior to joining the Company, Mr. Edenfield was the Chief Financial Officer and Director of a privately-held group of Florida domestic insurance carriers focused in property & casualty insurance. Prior to taking on that role, Mr. Edenfield spent 12 years in public accounting at Thomas Howell Ferguson P.A. Mr. Edenfield has served as an officer of the Company since August 2022.

Employees

As of December 31, 2022, we had 76 employees, including 76 full-time employees.

Available Information

Our principal Internet address is www.hgholdingsinc.net. We make available, free of charge, on this web site our annual, quarterly and current reports, proxy statements, and other filings with the SEC, including amendments to such filings, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These filings are also available free of charge through the SEC’s website, www.sec.gov

In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing, telephoning or e-mailing us at the following address, telephone number or e-mail address:

HG Holdings, Inc.

2115 E. 7th Street, Suite 101

Charlotte, North Carolina 28204

Attention: Mr. Steven A. Hale II

Telephone: 850-772-0698

Email: investor@hgholdingsinc.net

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

Risks related to the Company

We may not receive the amount owed to us under the subordinated secured promissory note from Stone & Leigh, LLC (“S&L”).

As part of the consideration for the Asset Sale, the Buyer issued to the Company a subordinated secured promissory note in the principal amount of approximately $7.4 million (the “Original Note”).  In September 2018, the Buyer sold certain of its assets, including certain inventory and the Stone & Leigh tradename, to S&L. As part of such sale, the Buyer assigned certain of its rights and obligations under the Original Note to S&L, the Company and the Buyer entered into an amended and restated subordinated secured promissory note in the principal amount of $3.3 million as of the assignment date (the “A&R Note”), and the Company and S&L entered into a new subordinated secured promissory note in the principal amount of $4.4 million as of the assignment date (the “S&L Note”). The S&L Note which had an outstanding principal amount of $3.1 million as of December 31, 2022, matured and the entire principal amount is payable as of March 2, 2023. During 2022 and 2021, we recorded impairment losses of $992,000 and $701,000, respectively, on the S&L Note as a result of our belief, based on current information and events, including the impact of the COVID-19 pandemic on S&L’s business and its customers, that we would not be able to collect the entire amount due under the S&L Note. There is no guarantee that S&L will pay us the amounts owed under the S&L Note.

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

We continue evaluating alternatives for using remaining cash proceeds from the Asset Sale and our June 2020 offering of rights to purchase 19,500,000 shares of our common stock at a purchase price of $0.65 per share to stockholders of record as of May 18, 2020 (the “Rights Offering”) to acquire non-furniture related assets. Since the Asset Sale, we have obtained an equity interest in HC Realty and completed the acquisition of NCTIC and NCTG. We may not be able to acquire other profitable assets with the remaining cash proceeds of the Asset Sale and the Rights Offering. In addition, any assets that we do acquire, including the acquisition of our title insurance subsidiaries, and our equity interest in HC Realty, may not be profitable. If we are not successful in identifying, acquiring and, to the extent applicable, operating non-furniture related assets, our stock price may decline.

We have limited operating history in the title insurance and title agency businesses, and therefore, with respect to certain assets, we will be subject to the risks inherent in establishing a new line of business.

We have limited operating history in the title insurance and title agency lines of business. Accordingly, our future success may in part be subject to the risks, expenses, problems and delays inherent in establishing a new line of business and the ultimate success of such new business cannot be assured.

Resources may be expended in researching potential acquisitions that might not be consummated.

The investigation of additional non-furniture company assets to acquire and the negotiation, drafting and execution of relevant agreements and other documents will require substantial management time and attention in addition to potentially incurring legal and other professional expenses. If a decision is made not to complete a specific acquisition, the costs incurred up to that point for the proposed transaction likely would not be recoverable. As of December 31, 2022, and December 31, 2021, we had incurred no such related expenses. Furthermore, even if an agreement is reached relating to a specific acquisition, we may fail to consummate the acquisition for any number of reasons including those beyond our control.

We may be required to register under the Investment Company Act of 1940, as amended (the “1940 Act”).

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

A company that falls within the scope of Section 3(a)(1)(C) of the 1940 Act can avoid being regulated as an investment company if it can rely on certain of the exclusions or exemptions under the 1940 Act. One such exclusion is Rule 3a-2 under the 1940 Act, which temporarily relieves certain issuers that are in transition to a non-investment company business from regulation under the1940 Act (a “transient investment company”). The rule provides a one-year safe harbor for a company to comply with another exemption or exclusion under the 1940 Act provided that the company has a bona fide intent to be primarily engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities. The one-year grace period started on the date of the Asset Sale, which was March 2, 2018, and ended on March 2, 2019. We did not acquire sufficient assets within one year from closing the Asset Sale as contemplated by Rule 3a-2 under the 1940 Act. There is no assurance that we will not be deemed subject to the 1940 Act and be required to register as an investment company.

While in transient investment company status, we actively pursued alternatives for using cash proceeds from the Asset Sale for the acquisition of non-furniture related assets and acquired an equity interest in HC Realty on March 19, 2019. On April 3, 2020, April 29, 2020, and June 29, 2020 we purchased an aggregate of 825,000 additional shares of HC Series B Stock for an aggregate purchase price of $8.25 million.  As a result of these purchases, we now own approximately 33.9% of the voting interest in HC Realty. We believe that these additional purchases allow us to rely on the exemption from investment company registration set forth in Rule 3a-1 of the 1940 Act because we own (i) at least 25% of the voting securities of HC Realty , resulting in us being presumed to control HC Realty within the meaning of Section 2(a)(9) of the 1940 Act and (ii) a sufficient number of shares of HC Series B Stock so that we primarily control HC Realty within the meaning of Rule 3a-1 of the 1940 Act.

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

Risks related to our investment in HC Realty

Our investment in HC Realty may lose value.

We acquired an equity interest in HC Realty on March 19, 2019, by purchasing HC Common Stock and HC Series B Stock. We acquired additional HC Series B Stock on April 3, April 29, and June 29, 2020. As a result of these stock purchases, we currently own 33.9% of the voting interest of HC Realty. There is no guarantee that HC Realty will be successful implementing its business strategy for the acquisition, development, financing, ownership and management of Government Properties and as a result our HC Common Stock and HC Series B Stock may lose value.

The value of our equity investment in HC Realty would be adversely affected if HC Realty failed to qualify as a REIT.

HC Realty has elected to be treated as a REIT for U.S. federal income tax purposes. HC Realty’s continued qualification as a REIT depends on its satisfaction of certain asset, income, organizational, distribution and stockholder ownership requirements on a continuing basis. HC Realty’s ability to satisfy some of the asset tests depends upon the fair market values of its assets, some of which are not able to be precisely determined and for which HC Realty has indicated it will not obtain independent appraisals. If HC Realty fails to qualify as a REIT in any taxable year, and certain statutory relief provisions are not available, HC Realty would be subject to U.S. federal income tax on its taxable income at regular corporate rates and distributions to stockholders would not be deductible by it in computing its taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution. Unless entitled to relief under certain provisions of the Internal Revenue Code of 1986, as amended, HC Realty also would be disqualified from taxation as a REIT for the four taxable years following the year during which HC Realty ceased to qualify as a REIT. In addition, if HC Realty fails to qualify as a REIT, HC Realty will no longer be required to make distributions. As a result of all these factors, HC Realty’s failure to qualify as a REIT could impair its ability to expand business and raise capital and could adversely affect the value of our HC Common Stock and HC Series B Stock.

Risks related to our title insurance businesses

Conditions in the real estate market generally impact the demand for a substantial portion of the Company’s title insurance subsidiaries’ products and services and NCTIC’s title claims experience.

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

There is an additional risk that these circumstances, particularly when combined with declining real estate values and the increase in foreclosures that often results therefrom, may adversely impact NCTIC’s title claims experience. National inventory levels for residential real estate have been declining over the past several years and remain below historical average levels. Combined with the rapidly rising mortgage interest rates in 2022 that have decreased demand, the number of residential purchase transactions have declined. Residential refinance activity is also strongly correlated with changes in mortgage interest rates, and rising mortgage rates during 2022 have, expectedly, had an adverse impact on the Company’s refinance business that is expected to continue for so long as mortgage rates continue to rise or if they subsequently remain high relative to the interest rates of outstanding mortgages. Higher interest rates also negatively impacted commercial transactions in the latter half of 2022 and will likely continue to impact our volumes in 2023.

Unfavorable economic conditions may adversely affect our title insurance subsidiaries businesses.

Historically, uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and a general decline in the value of real property, have created a difficult operating environment for our title insurance subsidiaries’ core title and settlement businesses.

The demand for our title insurance services is dependent primarily on the volume of residential and commercial real estate transactions. The volume of these transactions historically has been influenced by such factors as mortgage interest rates, inventory, affordability, availability of financing and the overall state of the economy. The Federal Reserve raised the federal funds rate a total of seven times throughout 2022, resulting in a range from 4.25% to 4.50% as of December 31, 2022. It is expected that the Federal Reserve may continue to increase the federal funds rate during 2023 to, among other things, control inflation. Should the Federal Reserve continue to raise rates in the future, this will likely result in further increases in market interest rates. Typically, when interest rates are increasing or when the economy is experiencing a downturn, real estate activity declines. As a result, the title insurance industry tends to experience decreased revenues and earnings, and potentially increased title claims experience.

Unfavorable economic conditions also tend to negatively impact the amount of funds NCTIC receives from third parties to be held in trust pending the closing of commercial and residential real estate transactions.  During periods of unfavorable economic conditions, the return on these funds deposited with third party financial institutions, tends to decline.

In addition, title agencies, such as Omega, NCTG and TAV, and the companies in which NCTIC has securities in its investment portfolio, may be negatively impacted by unfavorable economic conditions.

Our revenues and results of operations have been and may in the future be adversely affected by a decline in real estate prices, real estate activity and the availability of financing alternatives. Deterioration in the macroeconomic environment generally causes weakness or adverse changes in the level of real estate activity, which could have a material adverse effect on our consolidated financial condition or results of operations. Also, we may not be able to accurately predict the effects of periods or expectations of high or rapidly rising inflation rates, and governmental responses thereto, and may not respond in a timely or adequate manner to mitigate the negative effects of such inflation, such as decreases in the demand for our products and services and higher labor and other expenses. Depending upon the ultimate severity and duration of any economic downturn, the resulting effects on our title insurance subsidiaries’ businesses could be materially adverse, including a significant reduction in revenues, earnings and cash flows, deterioration in the value of or return on their investments and increased credit risk from customers and others with obligations to our title insurance subsidiaries.

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

The financial strength of NCTIC may be measured by ratings provided by ratings agencies .  Demotech, Inc. currently rates NCTIC’s operations. NCTIC’s financial strength ratings are “Exceptional” or “A” by Demotech, Inc. This rating provides the ratings agency’s perspective on NCTIC’s financial strength, operating performance and cash generating ability.  The ratings agency will continually review these ratings and the ratings are subject to change.  If NCTIC’s ratings are downgraded from current levels by Demotech, Inc. or any other ratings agencies, NCTIC’s ability to retain existing customers and develop new customer relationships may be negatively impacted, which could result in a material adverse impact on our consolidated financial condition or results of operations.

Statutory capital and surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength.  Accordingly, if the statutory capital and surplus of NCTIC is reduced from the current level, or if there is a deterioration in other measures of financial strength, NCTIC’s results of operations, competitive position and liquidity could be adversely affected.

The issuance of a title insurance policies and related activities by title agents, some of which operate with substantial independence from the Company, could adversely affect NCTIC.

The Company’s title insurance subsidiaries issue a significant portion of their policies through title agents, some that may operate largely independent of the Company.  There is no guarantee that these title agents will fulfill their contractual obligations to the Company’s title insurance subsidiaries, which contracts include limitations that are designed to limit the Company’s title insurance subsidiaries’ risk with respect to the title agents’ activities.  In addition, regulators are increasingly seeking to hold companies such as the Company’s title insurance subsidiaries responsible for the actions of these title agents and, under certain circumstances, the Company’s title insurance subsidiaries may be held liable directly to third parties for actions (including defalcations) or omissions of these title agents. As a result, the use of title agents by the Company’s title insurance subsidiaries could result in increased claims on the policies issued through title agents and an increase in other costs and expenses.

Competition in the title insurance industry may affect our revenues.

Competition in the title insurance industry is intense, particularly with respect to price, service and expertise. Larger commercial customers and mortgage originators also look to the size and financial strength of a title insurer. The four largest title insurance companies typically maintain greater than 80% of the market for title insurance in the United States. In our principal market, competitors include other major title underwriters such as Fidelity National Financial, First American Financial Corporation, Old Republic International Corporation, Stewart Information Services Corporation, Westcor Land Title Insurance Company, and WFG National Title Insurance Company, as well as other regional title insurance companies, underwritten title companies and independent agency operations. Although we are not aware of any current initiatives to reduce regulatory barriers to entering our industry, any such reduction could result in new competitors, including financial services firms or institutions, entering the title insurance business. From time-to-time, new entrants enter the marketplace with alternative products to traditional title insurance, although many of these alternative products have been disallowed by title insurance regulators. Further, advances in technologies could, over time, significantly disrupt the traditional business model of financial services and real estate-related companies, including title insurance. These alternative products or disruptive technologies, if permitted by regulators, could have a material adverse effect on our revenues and earnings.

Errors and fraud involving the transfer of funds may adversely affect the Company’s insurance subsidiaries.

The Company’s insurance subsidiaries rely on their systems, employees and domestic banks to transfer funds on behalf of the Company’s insurance subsidiaries as well as title agents that are not affiliates of the Company.  These transfers are susceptible to user input error, fraud, system interruptions, incorrect processing and similar errors that from time-to-time result in lost funds or delayed transactions.  The Company’s insurance subsidiaries’ email and computer systems and systems used by its agents, customers and other parties involved in a transaction may be subject to, and may continue to be the target of, fraudulent attacks, including attempts to cause the Company’s insurance subsidiaries or its agents to improperly transfer funds.  Funds transferred to a fraudulent recipient are often not recoverable.  In certain instances, the Company’s insurance subsidiaries may be liable for those unrecovered funds.  The controls and procedures used by the Company’s insurance subsidiaries to prevent transfer errors and fraud may prove inadequate, resulting in financial losses, reputational harm, loss of customers or other adverse consequences which could be material.

Regulatory oversight and changes in government regulation could prohibit or limit the Company or its insurance subsidiaries’ operations, make it more costly or burdensome to conduct such operations or result in decreased demand for their products and services.

The title insurance business is regulated by various federal, state, and local governmental agencies and operates within statutory guidelines.  The industry in which the title insurance business operates and the markets into which it sells its products are also regulated and subject to statutory guidelines.  In general, the title insurance business may be subject to increasing regulatory oversight and increasingly complex statutory guidelines.  This may be due, among other factors, to the passing of, and significant changes in, laws and regulations pertaining to privacy and data protection.

Regulatory oversight could require the Company to raise capital, and/or make it more difficult to deploy capital.  For example, regulatory capital requirements for the Company have historically applied only at the subsidiary level, specifically the insurance underwriter subsidiaries.  However, the National Association of Insurance Commissioners has issued a proposal for group capital calculations.  The proposal, if finalized and adopted in its current form, may apply to the Company at the group level and would be in addition to existing subsidiary-level capital requirements.  It is possible that the requirements, particularly in an economic downturn, could have the effect of requiring the Company to raise capital and/or making it more difficult to otherwise deploy capital.

In addition, changes in the applicable regulatory environment, statutory guidelines or interpretations of existing regulations or statutes, enhanced governmental oversight or efforts by governmental agencies to cause customers to refrain from using the Company’s insurance subsidiaries’ products or services could prohibit or limit their future operations or make it more costly or burdensome to conduct such operations or result in decreased demand for their products and services or a change in their competitive position.  The impact of these changes would be more significant if they involve the Florida jurisdiction, as all of the Company’s title premiums are currently generated in the state of Florida.  These changes may compel the Company to reduce its prices, may restrict its ability to implement price increases or acquire assets or businesses, may limit the manner in which the Company conducts its business or otherwise may have a negative impact on its ability to generate revenues, earnings and cash flows.

Regulation of title insurance rates could adversely affect the Company.

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

The Company’s title insurance business may be adversely affected by business or regulatory conditions that disproportionately affect Florida.

The Company’s title insurance subsidiaries currently only operate in the state of Florida. As a result of the significant income derived from customers in this state, the Company’s title insurance business is exposed to adverse business or regulatory conditions that significantly or disproportionally affect Florida. For example, a declining business climate or real estate market that is localized in Florida could have an adverse effect on the title insurance segment’s results of operations. Adverse regulatory developments, including reductions in rates or increased regulatory or capital requirements in Florida could similarly adversely affect the title insurance segment’s business, financial condition and results of operations.

Changes in certain laws and regulations, and in the regulatory environment in which the Company operates, could adversely affect the Company.

Federal and state officials are discussing various potential changes to laws and regulations that could impact the Company’s businesses, including the reform of government-sponsored enterprises such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (Freddie Mac) and additional data privacy regulations, among others.  Changes in these areas, and more generally in the regulatory environment in which the Company’s insurance subsidiaries and its customers operate, could adversely impact the volume of mortgage originations in the United States and the Company’s insurance subsidiaries competitive position and results of operations.

Actual claims experience could materially vary from the expected claims experience reflected in the NCTIC’s reserve for incurred but not reported claims.

NCTIC maintains a reserve for IBNR claims pertaining to its title, insurance products.  The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy.  Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years.  Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves.  Loss rates for recent policy years, positive or negative, may vary significantly given the long duration nature of a title insurance policy.  In uncertain economic times, such as those currently being experienced as a result of the COVID-19 pandemic, rising inflation and rising interest rates, larger changes may be more likely. Material changes in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms.  The estimates made in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

Goodwill aggregated approximately $6.5 million, or approximately 15.8% of our total assets as of December 31, 2022. Current accounting rules require that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may be considered a change in circumstance indicating the carrying value of our goodwill may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. As of December 31, 2022, management has deemed there is no impairment of our recorded goodwill. However, if there is an economic downturn in the future, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition. Management will continue to monitor our operating results, our market capitalization, and the impact of the economy to determine if there is an impairment of goodwill in future periods.

Risks related to the effects of COVID-19 and other potential health crises, climate change, severe weather or other catastrophic events

The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, economic activity nationally and globally.  These economic and market conditions and other effects resulting from COVID-19 may adversely affect us.  S&L’s ability to make payments to us under the S&L Note may continue to be adversely impacted by the COVID-19 pandemic as S&L’s operations may continue to be adversely impacted by disruptions to the supply chain and distribution channels for its products caused by the pandemic. Consequently, we may have to record additional impairment charges with respect to the S&L Note.

We will also monitor the impact of the COVID-19 pandemic on our investment in HC Realty, but we do not currently anticipate a significant impact as HC Realty holds properties that are leased primarily to the U.S. government for occupancy by federal agencies and sub-agencies. Many of these federal agencies and sub-agencies are deemed essential and continued operations amidst the various federal, state, and local restrictions aimed at slowing the spread of COVID-19. It is possible, however, that a resurgence in COVID-19 cases resulting in tighter restrictions may have the effect of heightening adverse impacts to HC Realty’s operations.

We will also monitor the impact of the COVID-19 pandemic on our title insurance subsidiaries’ products and services. The COVID-19 pandemic has caused the Company’s title insurance subsidiaries to modify their business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and the Company may take further actions as may be required by government authorities or that the Company believes is in the best interests of its employees. The extent to which COVID-19 impacts the Company's future operations, primarily its impact on the demand for real estate transactions, will depend on uncertain developments, including the duration and severity of the pandemic (including any of its variants), as well as uncertainty regarding the effects of government measures already taken, and which may be taken or continued in the future, to continue to combat the spread of the virus and any of its variants, and/or provide additional economic stimulus. This situation is continually changing, and additional impacts may arise that the Company is not aware of currently. It is not currently possible to predict the extent that COVID-19 will impact the Company's title insurance subsidiaries financial position or results of operation, although it is possible that it could have a material adverse effect on the Company's business.

Climate change, extreme weather conditions and catastrophic events, such as future infectious diseases, natural disasters and terrorist attacks, could have a material adverse effect on the Company’s future results of operations and financial condition. The Company’s business operations could be impacted, including availability of key Company personnel or the Company’s information technology systems, by volatility of real estate prices, significant climate migration, and disruptions to the real estate environment or financial markets. Given the unpredictable nature of these events with respect to size, severity, duration and geographic location, it is not currently possible to quantify the ultimate impact that they may have on the Company’s business.

Other Risks related to the reinsurance business

Lossess associated with our reinsurance business could reduce our liquidity and adversely affect our results from operations.

Our reinsurance business exposes us to risks arising from catastrophes. Catastrophes can be caused by various natural events, including but not limited to hurricanes, tropical storms, tornadoes, windstorms, earthquakes, hail, and other severe weather events. The frequency and severity of weather conditions are inherently unpredictable, but the frequency and severity of property claims generally increase when severe weather conditions occur.

Catastrophes could be more frequent or severe than contemplated in our pricing and risk management models and may have a material adverse effect on our results from operations during any reporting period due to increases in the losses and loss adjustment expenses ceded to us.  Catastrophes losses, in excess of the reinsurance premium received, may reduce liquidity and adversely affect our results from operations in any reporting period. We will continue to pursue opportunities to provide reinsurance to other carriers and limit risks related to catastrophe losses by pricing risks aggressively and limiting triggering loss events through policy language.

Risks related to our common stock

Our common stock is traded on the OTCQB and there may be limited ability to trade our common stock.

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

Risks related to our management

Our Chairman and Chief Executive Officer, who is also a director, may have potential or actual conflicts of interest because of his positions with HPCM and HC Realty.

Steven A. Hale II, our Chairman and Chief Executive Officer, is the sole manager of HPCM which serves as the investment adviser for the Hale Partnership Fund, L.P. and related entities (collectively, the “Hale Funds”) and two current holders of HC Series B Stock.  The Hale Funds own approximately 33.9% of our outstanding common stock. We also own HC Series B Stock and HC Common Stock. Mr. Hale also serves as Chairman and Chief Executive Officer and a director of HC Realty.

Mr. Hale owes fiduciary duties to us, as well as to HC Realty as a result of his position with HC Realty and to the Hale Funds and two current holders of HC Series B Stock as a result of his position with HPCM, the investment adviser to these parties.  As a result, Mr. Hale may have potential or actual conflicts of interest when faced with decisions that could have different implications for us and HC Realty.  In addition, Mr. Hale may have potential or actual conflicts of interest when faced with decisions that could have different implications for us and the Hale Funds or the two holders of HC Series B Stock advised by HPCM.  For example, these potential conflicts could arise over matters such as funding and capital matters.

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

Our Chief Executive Officer, who will be employed on a part-time basis for the foreseeable future, currently has outside business interests that will require his time and attention and may interfere with his ability to devote all of his time to our business, which may adversely affect our business and operations.

Our Chief Executive Officer will be employed for the foreseeable future on a part-time basis and have outside business interests that could require substantial time and attention. Our Chief Executive Officer is associated with HPCM and devotes significant time to its affairs. Our Chief Executive Officer is also associated with HC Realty. We cannot accurately predict the amount of time and attention that will be required of our Chief Executive Officer to perform his ongoing duties related to outside business interests. The inability of our Chief Executive Officer to devote sufficient time to managing our business could have a material adverse effect on our business and operations.

Item 1B.         Unresolved Staff Comments

None.

Item 2.         Properties

Our corporate headquarters is located in Charlotte, North Carolina where we lease office space. The Company’s subsidiaries, principally Omega, lease office space throughout Florida. It is our opinion that the properties referred to above are in good operating condition, suitable, and adequate for present uses.

Item 3.         Legal Proceedings

Hollie Drive Litigation

In November 2019, we received notice that the Company and the Buyer were defendants in a pending case in the Circuit Court for Henry County, Virginia.  The case, which had been instituted on September 18, 2019 by Hollie Drive Associates, LLC (“Hollie”), raises issues arising from the purported breach of a lease for warehouse space in Henry County, Virginia, which is owned by Hollie and was previously rented by the Company.  The relevant lease was assigned to the Buyer in connection with the Asset Sale.  The complaint asserts that the Buyer breached various provisions of the lease including failure to make certain rental payments and failure to pay for certain clean-up and reconstruction after the Buyer vacated the property. The complaint seeks damages in the amount of approximately $555,000 and attorney’s fees.  Hollie named the Company as a party because the Company was the original tenant under the lease.   Under the Asset Purchase Agreement entered into in connection with the Asset Sale, the Buyer agreed to assume and indemnify the Company against post-closing liabilities arising under the lease including those asserted in the complaint.  The Buyer’s filings in the case do not dispute the obligation to indemnify the Company for any damages awarded in the case.  Based upon discussions with the Buyer and documents produced to date by Hollie, it appears Hollie has asserted damages greatly exceeding the likely recovery in the case.  Given these facts and the Buyer’s indemnity obligation, the Company believes it is not probable the case will result in a material adverse effect on its financial statements.

Fednat Underwriters, Inc. Bankruptcy & Related Proof of Claim

On January 26, 2023, the United States Bankruptcy Court for the Southern District of Florida, Ft. Lauderdale Division, entered an order (the “Order”) granting a motion from the debtors (including FNU, as defined below) pursuant to Section 365(a) of the Bankruptcy Code authorizing such debtors to reject that certain Management Advisory Services Agreement dated and effective as of July 1, 2022 (the “Advisory Services Agreement”) between HGMA and FedNat Underwriters, Inc. (“FNU”). Based on the Order, the Advisory Services Agreement is deemed rejected as of December 12, 2022.

As disclosed in a Current Report on Form 8-K filed with the SEC on December 12, 2022, on December 11, 2022, FedNat Holding Company (“FedNat”) and certain of its wholly owned subsidiaries, including FNU, filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida in order to maximize value for all stackholders. As part of the Chapter 11 process, FedNat will evaluate all strategic alternatives to maximize value for stakeholders, whether that be a reorganization of its business or a sale of its assets.

Effective with the rejection of the Advisory Services Agreement, the Company will no longer earn compensation for the remaining duration of the agreement.  On February 21, 2023, the Company filed a proof of claim for $609,771 of unsecured claims for compensation earned pre-petition pursuant to the Advisory Services Agreement.  The Company also filed a claim for post-petition damages arising from the rejection of the agreement prior to its contractual end date.

Item 4.         Mine Safety Disclosures

Not Applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

Our common stock is traded in the over-the-counter market on the OTCQB under the symbol “STLY”.  Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of March 27, 2023, we had approximately 491 beneficial stockholders. We currently anticipate that we will retain all future earnings for the operation of our business, and we do not currently intend to pay any cash dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

On August 5, 2022, the Company’s Board of Directors authorized the repurchase of up to $1.5 million of shares of the Company’s common stock. The authorization does not obligate the Company to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended, or discontinued at any time at the discretion of the Board. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to the Company’s cash requirements for other purposes, and other factors it deems relevant.

The Company repurchased  2,699 shares of common stock during the fourth quarter of 2022.

Equity Compensation Plan Information

The Company’s 2012 Incentive Compensation Plan, as amended, expired during 2022.  Therefore, the Company does not have any outstanding options, warrants or rights subject to the equity compensation plans, and there are no shares remaining available for future issuance under equity compensation plans.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and reflect the consolidated operations of the Company.  The consolidated financial statements include the accounts of HG Holdings, Inc. and all controlled subsidiaries.  All significant intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary, are accounted for using the equity method of accounting.  Equity investments in which the Company does not exercise significant influence over the investee and without readily determinable fair values, or non-marketable equity securities, are accounted for at cost, less impairment, and are adjusted up or down for any observable price changes.

Overview

For a description of our business, including descriptions of segments, see the discussion under Business in Item 1 of Part I of this Annual Report on Form 10-K, which is incorporated by reference into this Item 7 of Part II of this Annual Report on Form 10-K.

COVID-19 Pandemic

Despite the widespread availability of vaccines, COVID-19 (including its variant strains) continues to impact U.S. states where the Company conducts business. The COVID-19 pandemic has negatively impacted worldwide economic activity and created significant volatility and disruptions of financial markets. In response, the U.S. government and its agencies have taken a number of significant measures to provide fiscal and monetary stimulus. Such actions have included an unscheduled cut to the federal funds rate, the introduction of new programs to preserve market liquidity, extended unemployment and sick leave benefits, mortgage loan forbearance actions, low-interest loans for working capital access and payroll assistance, and other relief measures for both workers and businesses. Many such actions have lapsed or otherwise been reduced as time has passed since the onset of the pandemic. The Company and its subsidiaries have remained fully operational throughout the pandemic and did not have any reductions in workforce during 2022.

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

See Item 1A of Part I of this Annual Report on Form 10-K for further discussion of risk factors related to COVID-19.

Title Insurance Segment Trends and Conditions

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

As of the February 21, 2023 Mortgage Finance Forecast, the Mortgage Bankers Association (“MBA”) expects residential transactions to see continued declines in 2023 due to higher mortgage interest rates before showing increased transaction volumes in 2024 and 2025, as it projects a decrease in mortgage interest rate during this period. Additionally, the MBA expects residential refinance transactions to continue to decrease in 2023 before starting to show increases in 2024 and 2025 as interest rates are expected to start decreasing in the second half of 2024.

The industry as a whole saw a decline in total real estate transactions in 2022, largely due to higher mortgage interest rates. Mortgage rates remained abnormally high after emergency actions taken by the Federal Reserve to substantially increase its benchmark interest rate in the final three quarters of 2022, in an attempt to slow the quarter over quarter inflation. The Federal Reserve raised the federal funds rate a total of seven times throughout 2022, resulting in a range from 4.25% to 4.50% as of December 31, 2022. It is expected that the Federal Reserve may continue to increase the federal funds rate during 2023 to, among other things, control inflation. Should the Federal Reserve continue to raise rates in the future, this will likely result in further increases in market interest rates. Per the MBA’s Mortgage Finance Forecast, interest rates on a Freddie Mac 30-year, fixed rate mortgage averaged 6.6% in the fourth quarter of 2022 as compared to 3.9% in the first quarter of 2022.

A shortage in the supply of homes for sale, increasing home prices, rising mortgage interest rates, inflation and disrupted labor markets created some volatility in the residential real estate market in 2021 and 2022, which has continued into 2023. Additionally, geopolitical uncertainties associated with the war in Ukraine have created additional volatility in the global economy beginning in 2022.

Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space and occupancy rates in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Commercial real estate transaction volume is also often linked to the availability of financing. Factors including U.S. tax reform and a shift in U.S. monetary policy have had, or are expected to have, varying effects on availability of financing in the U.S. Lower corporate and individual tax rates, and corporate tax-deductibility of capital expenditures have provided increased capacity and incentive for investments in commercial real estate.

Historically, real estate transactions have produced seasonal revenue fluctuations in the real estate industry. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The second and third calendar quarters are typically the strongest quarters in terms of revenue, primarily due to a higher volume of residential transactions in the spring and summer months. The fourth quarter is typically strong due to the desire of commercial entities to complete transactions by year-end. Seasonality in 2020, 2021 and 2022 deviated from historical patterns due to COVID-19 and the subsequent rapid increase in interest rates. We have noted short-term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates.

Real Estate Related Segment

The Company currently owns 300,000 shares of HC Common Stock and 1,025,000 shares of HC Series B Stock of HC Realty.  HC Realty currently owns and operates a portfolio of(i) 30 Government Properties leased  to and occupied by U.S. government tenant agencies and sub-agencies such as the Federal Bureau of Investigation, the Department of Veterans Affairs, the Drug Enforcement Administration, the Immigration & Customs Enforcement, the Social Security Administration and the Department of Transportation, and (ii) three Government Properties in which HC Realty is engaged in a development capacity. On March 19, 2019, we purchased 300,000 shares of HC Common Stock for an aggregate purchase price of $3,000,000 and 200,000 shares of HC Series B Stock for an aggregate purchase price of $2,000,000.  On April 3, April 9, and June 29, 2020, the Company entered into subscription agreements with HC Realty, pursuant to which we purchased 100,000, 250,000, and 475,000 shares of HC Series B Stock, respectively, for an aggregate purchase price of $8,250,000.  As a result of these purchases, we currently own approximately 33.9% of the voting interest of HC Realty.

As of December 31, 2022, HC Realty owned 33 Government Properties, comprised of 28 Government Properties that it owns , one Government Property that it owns subject to a ground lease, three Government Properties for which it has all of the rights to the profits, losses, and any distributed cash flow , each of which is leased to the United States government, and one Government Property for which it has been awarded a lease for a newly constructed build-to-suit facility and for which it is under contract to acquire the land. HC Realty’s portfolio properties contain approximately 628,000 leased rentable square feet located in 21 states. As of December 31, 2022, its portfolio properties are 97% leased to the United States government and occupied by 12 different federal government agencies. Based on leased rentable square feet, the portfolio has a weighted average remaining lease term of 9.5 years if none of the tenants’ early termination rights are exercised and 5.9 years if all of the tenants’ early termination right are exercised.

Results of Operations

2022 Compared to 2021

As of December 31, 2022, our sources of income include earnings on our title insurance subsidiaries, dividends on HC Common Stock and HC Series B Stock, premiums related to reinsurance provided to others, management services, and interest paid on our cash deposits. The Company believes that the revenue generating from these sources, and cash on hand is sufficient to fund operating expenses for at least 12 months from the date of the accompanying consolidated financial statements.

The Company generated interest income of $111,000 for the year ended December 31, 2022 as compared to $15,000 for the year ended December 31, 2021.  The increase was primarily a result of the increased interest rate environment of cash accounts and the title insurance underwriter being able to invest excess cash in the stocks and bonds.  The Company generated dividend income of $1.0 million for both of the years ended December 31, 2022 and 2021, which is reported in our real estate related segment.  Dividend income relates primarily to the HC Series B Stock held by the Company.

As a result of the Company’s title insurance operations, the Company generated title premium and other title fee revenue of $6.8 million for the year ended December 31, 2022, as compared to $2.4 for the year ended December 31, 2021.  The title insurance subsidiaries’ cost of revenue consists primarily of a provision for title claim losses and underwriting expenses, which primarily consist of commissions to title agencies.  The title insurance operating expenses consist primarily of personnel expenses, office and technology expenses and professional fees. Operating expenses for the year ended December 31, 2022 were $8.5 million, as compared to $2.1 for the year ended December 31, 2021.

As a result of the Company’s reinsurance related segment, the Company generated $6.3 million of written and earned premium for the year ended December 31, 2022, which was offset by operating expenses of $94,000 consisting primarily of premium tax expenses and management fees related to the formation and management of White Rock Cell 47.  The Company did not operate in the reinsurance segment during the year ended December 31, 2021.

As a result of the management services related segment, the Company generated $1.36 million of management fees for the year ended December 31, 2022, which was offset by operating expenses of $400,000 consisting of executive management compensation allocated to the time related to providing these services to the outside party, as compared to $37,000 of management fees for the year ended December 31, 2021. Such increase was primarily the result of HGMA being engaged during the year ended December 31, 2022 to develop a restructuring plan for an insurance holding company’s non-statutory entities.

Corporate general and administrative expenses are not directly allocable to any of our reporting segments and consist primarily of wages and personnel costs, legal and professional fees, insurance expense, and stock based compensation.  General and administrative expenses of $1.2 million for the year ended December 31, 2022 remained relatively flat as compared to general and administrative expenses of $1.3 million for the year ended December 31, 2021.

Our effective tax rate for the year ended December 31, 2022 was 0.0% due to our net operating loss carryforwards. Our effective tax rate for the year ended December 31, 2021 was effectively (3.8)% resulting from a tax benefit from unrecognized tax benefits position under Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”).

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand, earnings from our title insurance subsidiaries, reinsurance premiums earned, management service fees earned, and dividends from our HC Common Stock and HC Series B Stock. We expect cash on hand to be adequate for ongoing operational expenditures for at least 12 months from the date of the accompanying consolidated financial statements. At December 31, 2022, we had $9.5 million in cash and an additional $5.5 million in restricted cash, all of which is cash held in escrow for title insurance transactions. The Company records an offsetting escrow liability given that we are liable for the disposition of these escrowed funds. A portion of our unrestricted and restricted cash is currently held in savings accounts earning interest at approximately 3.46% annually. We also received quarterly dividends on our HC Common Stock and HC Series B Stock at annual rates of 5.5% and 10%, respectively, during the year ended December 31, 2022.

Cash flows provided by operating activities differ from net income due to adjustments for non-cash items, such as gains and losses on investments and affiliates, impairment losses on note receivables, the timing of disbursements for taxes, claims and other accrued liabilities, and collections or changes in receivables and other assets. Net cash provided by operations for the year ended December 31, 2022 of $2.7 million consisted of net income from operations of $3.7 million, and dividends on our HC Common Stock of $165,000 offset primarily by $2.5 million in escrow liabilities on the title insurance subsidiaries. Net cash used in operations for the year ended December 31, 2021 of $935,000 consisted of net income from operations of $2.8 million, dividends on our HC Common Stock of $165,000, and dividends on our HC Series B Stock of $1.0 million, offset primarily by $3.3 million in gain on remeasurement of equity interest.

Net cash used in financing activities of $7.8 million for the year ended December 31, 2022 consisted primarily of $5.6 million of cash used for the acquisition of investments in our title insurance underwriter, and $2.3 million in goodwill acquired in a business combination for one of our title agencies, offset by cash received of $204,000 regarding the sale of tangible assets, net of related purchases.  Net cash provided by investing activities of $9.4 million for the year ended December 31, 2021 consisted primarily of $9.2 million of investments in subsidiaries, net of cash acquired, and $190,000 of principal payments received on subordinated secured notes receivable.

Net cash used in investing activities stayed relatively flat for the year ended December 31, 2022 as compared to the year ended December 31, 2021 and related to repurchases of common stock in the amount of $21,000 for the year ended December 31, 2022 and redemptions of fractional shares from stock split in the amount of $2,000 for the year ended December 31, 2021.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments in ASU 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendment is effective for public entities for annual reporting periods beginning after December 15, 2022. Early application is permitted for reporting periods beginning after December 15, 2018, although the Company has not opted to do so. The Company does not anticipate the adoption of ASU 2016-13 to have a material impact to the consolidated financial statements.

Critical Accounting Policies

We have chosen accounting policies that are necessary to accurately and fairly report our operational and financial position. Below are the critical accounting policies that involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Equity Investments - Long-term investments consist of investments in equity securities where our ownership is less than 50% and the Company has the ability to exercise significant influence, but not control, over the investee. These investments are classified in “Investment in affiliate” on the consolidated balance sheets. Investments accounted for under the equity method of accounting are initially recorded at cost and the Company subsequently increases or decreases the investment by its proportionate share of the net income or loss and other comprehensive income or loss of the investee. For investments that do not have readily determinable fair values, the Company made an accounting policy election for a measurement alternative. Upon adoption of ASU 2016-01: Recognition and Measurement of Financial Assets and Financial Liabilities, the Company carries these investments at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

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

Note Receivable - In accordance with FASB ASC Topic 810-40-5, upon the sale of substantially all of the assets of the Company, the Company recorded a gain on the deconsolidation of a group of assets based on the difference between the fair value of the consideration received and the carrying amount of the group of assets. As the Original Note was part of the consideration received for the sale of substantially all of the Company’s furniture related assets and liabilities, the Company recorded the Original Note at its fair value on March 2, 2018. The fair value of the Original Note was estimated using discounted cash flow analyses, using market rates at the acquisition date that reflect the credit and inherent rate-risk inherent in the Original Note. The discount resulting from the fair value adjustment was recorded as a direct reduction to the original principal balance and amortized to interest income using the effective interest method. As of the date of the assignment and transfer from the Buyer to S&L, it was determined that the Original Note was extinguished and therefore both the A&R Note and the S&L Note were measured based on their fair value in accordance with Emerging Issues Task Force (EITF) – Creditors Accounting for Modification or Exchange of Debt Instruments. The discounts resulting from the fair value adjustments for the A&R Note and the S&L Note were recorded as a direct reduction to the original principal balance and amortized to interest income using the effective interest method. When impairment is determined to be probable, the measurement will be based on the fair value of the collateral securing the notes. The determination of impairment involves management’s judgment and the use of market and third-party estimates regarding collateral values.

The Company concluded, based on current information and events, including the impact of the COVID-19 pandemic on S&L’s business and its customers, that the Company did not believe it would be able to collect the amount due under the S&L Note and determined that the note was other than temporarily impaired. The evaluation was generally based on an assessment of the borrower’s financial condition and the adequacy of the collateral securing the S&L Note. Given the facts and circumstances, the Company recorded an impairment loss of $992,000 during the year ended December 31, 2022. The Company further ceased accruing interest and accreting interest income on the fair value discount of the S&L Note on the date in the third quarter of 2020 it determined the note was other than temporarily impaired.

Interest Income – Interest income is recorded on an accrual basis based on the effective interest rate method to the extent that we expect to collect such amounts.

Deferred taxes – We recognize deferred tax assets and liabilities based on the estimated future tax effects of differences between the consolidated financial statements and the tax basis of assets and liabilities given the enacted tax laws.  We evaluate the need for a deferred tax asset valuation allowance by assessing whether it is more likely than not that the Company will realize its deferred tax assets in the future.  The assessment of whether or not a valuation allowance is required often requires significant judgment, including the forecast of future taxable income. Adjustments to the deferred tax valuation allowance are made to earnings in the period when such assessment is made.

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

Stock-Based Compensation – We record share-based payment awards at fair value on the grant date of the awards, based on the estimated number of shares that are expected to vest, over the vesting period.  The fair value of stock options is determined using the Black-Scholes option-pricing model.  The fair value of restricted stock awards is based on the closing price of the Company’s common stock on the date of the grant.  For awards with performance conditions, we recognize compensation cost over the expected period to achieve the performance conditions, provided achievement of the performance conditions is deemed probable.

Premiums Written and Commissions to Agents – Generally, title insurance premiums are recognized at the time of settlement of the related real estate transaction, as the earnings process is then considered complete, irrespective of the timing of the issuance of a title insurance policy or commitment. Expenses typically associated with premiums, including agent commissions, premium taxes, and a provision for future claims are recognized concurrent with recognition of related premium revenue. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. Rather than making estimates that could be subject to significant variance from actual premium and fee production, the Company recognizes revenues from those sources upon receipt. Such receipts can reflect up to a three to four month lag relative to the effective date of the underlying title policy and are offset concurrently by production expenses and claim reserve provisions.

Quarterly, the Company evaluates the collectability of receivables. Write-offs of receivables have not been material to the Company.

Reserve for Title Claims – The total reserve for all reported and unreported losses the Company incurred is represented by the reserve for title claims. The Company’s reserve for unpaid losses and loss adjustment expenses (“LAE”) is established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders that may be reported in the future. The Company continually reviews and adjusts its reserve estimates as necessary to reflect its loss experience and any new information that becomes available. Adjustments resulting from such reviews may be significant.

Reinsurance – The accompanying consolidated balance sheets reflect reserves for claims gross of reinsurance ceded. The accompanying consolidated statements of operations reflect premiums and provision for claims net of reinsurance ceded. The reinsurance arrangements allow management to control exposure to potential claims arising from large risks and catastrophic events. Amounts recoverable from reinsurers are estimated in a manner consistent with the reserves associated with the reinsured policies. Reinsurance premiums, losses, and LAE are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance agreements.

Off-Balance Sheet Arrangements

We do not have transactions or relationships with “special purpose” entities, and we do not have any off-balance sheet financing other than normal operating leases for office space.

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk

Not applicable as the Company is a smaller reporting company.

Item 8.         Financial Statements and Supplementary Data

See the “Index to Financial Statements” at page F-1 f this Annual Report on Form 10-K.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.         Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2022 was conducted under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2022, were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Under Rule 13a-15(c), management must evaluate, with the participation of the principal executive officer and principal financial officer, the effectiveness, as of the end of each fiscal year, of our internal control over financial reporting. The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedure that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the issuer are being made only in accordance with the authorization of management of the issuer; and

3.

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as we are a smaller reporting company as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

Information concerning our executive officers is included in Part I, Item 1 of this report under the caption “Information about our Executive Officers.”

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

The additional information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2022 and delivered to stockholders in connection with our 2023 annual meeting of stockholders.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2022 and delivered to stockholders in connection with our 2023 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning our now terminated equity compensation plan is included in Part II, Item 5 of this report under the caption “Equity Compensation Plan Information.”

The additional information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2022 and delivered to stockholders in connection with our 2023 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2022 and delivered to stockholders in connection with our 2023 annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2022 and delivered to stockholders in connection with our 2023 annual meeting of stockholders.

PART IV

(1)	Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements:

See the “Index to Financial Statement” at page F-1 of this Annual Report on Form 10-K

(b)	Exhibits:

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (Commission File No. 001-34964) filed August 6, 2021).

3.2	By-laws of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed November 20, 2017).

3.3

Certificate of Designation of Series A Participating Preferred Stock of Stanley Furniture Company, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed December 6, 2016).

4.1

Rights Agreement, dated as of December 5, 2016, between Stanley Furniture Company, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed December 6, 2016).

4.2

Amendment No. 1, dated as of January 30, 2017, to the Rights Agreement, dated as of December 5, 2016, between Stanley Furniture Company, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed January 30, 2017).

4.3

Amendment No. 2, dated as of December 5, 2019, to the Rights Agreement, dated as of December 5, 2016, between HG Holdings, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed December 5, 2019).

4.4

Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.5 of the Registrant’s Form 10-K (Commission File No. 001-34964) filed March 29, 2022.

10.1

2012 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement (Commission File No. 001-34964) for the annual meeting of stockholders held on April 18, 2012). (1)

10.2	Amendment to 2012 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed December 30, 2020).

10.3

Form of Restricted Stock Award under 2012 Incentive Plan (Officers) (time vesting) (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K (Commission File No. 001-34964) for the year ended December 31, 2012). (1)

10.4

Agreement, dated as of January 30, 2017, by and among Stanley Furniture Company, Inc. and the entities and natural persons listed on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (Commission File No. 001-34964) filed January 30, 2017).

10.5

Forbearance Extension Letter Agreement, dated as of February 24, 2020, by and among Stanley Furniture Company LLC, Stanley Intermediate Holdings LLC, Stanley Furniture Company 2.0, LLC and Churchill Downs Holdings Ltd., and HG Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 001-34964) filed February 25, 2020).

10.6

Second Forbearance Extension Letter Agreement, dated as of March 6, 2020, by and among Stanley Furniture Company LLC, Stanley Intermediate Holdings LLC, Stanley Furniture Company 2.0, LLC and Churchill Downs Holdings Ltd., and HG Holdings Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 001-34964) filed March 12, 2020).

10.7

Subscription Agreement, dated as of April 3, 2020, by and between HC Government Realty Trust, Inc. and HG Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 001-34964) filed April 9, 2020).

10.8

Subscription Agreement, dated as of April 9, 2020, by and between HC Government Realty Trust, Inc. and HG Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 001-34964) filed April 10, 2020).

10.9

Subscription Agreement, dated as of June 29, 2020, by and between HC Government Realty Trust, Inc. and HG Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 001-34964) filed June 30, 2020).

10.10

Equity Purchase Agreement, dated as of April 20, 2021, by and among the Company and National Consumer Title Insurance Company, a Florida corporation, National Consumer Title Group LLC, a Florida limited liability company, Southern Fidelity Insurance Company, a Florida corporation, Southern Fidelity Managing Agency, LLC, a Florida limited liability company, and Preferred Managing Agency, LLC, a Florida limited liability company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed April 26, 2021).

10.11

Letter Agreement, dated July 20, 2021, by and among the Company, Southern Fidelity Insurance Company, a Florida corporation, Southern Fidelity Managing Agency, LLC, a Florida limited liability company, and Preferred Managing Agency, LLC, a Florida limited liability company (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 10-Q (Commission File No. 001-34964) filed August 6, 2021).

10.12

Membership Interest Purchase Agreement, dated as of September 1, 2021, by and among the Company and Title Agency Ventures LLC, a Delaware limited liability company, and Fidelis US Holdings, Inc., a Delaware Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed September 8, 2021).

10.13

Management Advisory Services Agreement, entered into as of July 1, 2022 by and between HG Managing Agency, LLC and FedNat Underwriters, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed July 7, 2022).

10.14

Excess Catastrophe Reinsurance Contract, entered into as of July 1, 2022 by and between Maison Insurance Company and the Subscribing Reinsurer (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed July 7, 2022).

10.15

Consulting Agreement dated August 5, 2022, by and between the Company and Bradley G. Garner (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed August 11, 2022). (1)

21.1	List of Subsidiaries. (2)

23.1	Consent of Cherry Bekaert LLP. (2)

31.1	Certification by Steven A. Hale II, our Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (2)

31.2	Certification by Justin H. Edenfield, our Principal Financial and Accounting Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (2)

32.1	Certification by Steven A. Hale II, our Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Certification by Justin H. Edenfield, our Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	Inline XBRL INSTANCE DOCUMENT (2)

101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT (2)

101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE (2)

101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE (2)

101.LAB	Inline XBRL TAXONOMY EXTENSION LABELS LINKBASE (2)

101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE (2)

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101) (2)

(1)	Management contract or compensatory plan
(2)	Filed Herewith
(3)	Furnished Herewith

Item 16.         Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HG HOLDINGS, INC.

March 30, 2023	By:	/s/Steven A. Hale II
Steven A. Hale II
Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Steven A. Hale II (Steven A. Hale II)	Chairman, Chief Executive Officer and Director	March 30, 2023

/s/Justin H. Edenfield (Justin H. Edenfield)	Principal Financial and Accounting Officer	March 30, 2023

/s/Peter M. Sherman (Peter M. Sherman)	Director	March 30, 2023

/s/Jeffrey S. Gilliam (Jeffrey S. Gilliam)	Director	March 30, 2023

  HG HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

HG Holdings, Inc.

Charlotte, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HG Holdings, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year periods ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years in the two-year periods ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Valuation of Acquired Intangible Assets

Description of Matter

As discussed in Note 2 to the consolidated financial statements, the Company completed the acquisition of Omega Title Florida, LLC on August 1, 2022 for total consideration of $2.53 million. The Company accounted for this transaction under the acquisition method of accounting, and the acquisition resulted in the recording of $2.04 million of goodwill, $372 thousand of a non-compete agreement and 12% non-controlling interest.  The fair value of the non-compete agreement and non-controlling interest was estimated using assumptions related to cash flow forecasts, discount rates, and comparable market transactions.

The determination of the acquisition date fair value of the intangible assets and non-controlling interest required the Company to make significant estimates and assumptions. As a result, testing these assumptions, which were used to calculate the fair values, involved a high degree of auditor judgment, including involving the use of our valuation specialists.

How We Addressed the Matter in Our Audit

Our audit procedures included the following:

●	Obtained an understanding of the internal controls and processes over the valuation of the acquired assets, including management's controls over the selection of significant assumptions.

●

Evaluated the reasonableness of management’s forecasts by comparing the forecasts to actual historical results and forecasted information included in analyst and industry reports and certain peer companies.

●

With the assistance of our valuation specialists, evaluated the valuation methodologies and significant assumptions, including discount rates, and developed a range of independent estimates and compared those to the values recorded by management.

We have served as the Company’s auditor since 2019.

/s/ Cherry Bekaert, LLP

Richmond, Virginia
March 30, 2023

HG HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$9,458	$11,806
Restricted cash	5,547	8,287
Investments	5,564	-
Accounts receivables	106	183
Interest and dividend receivables	335	298
Prepaid expenses and other current assets	301	192
Total current assets	21,311	20,766

Property, plant and equipment, net	156	204
Lease assets	698	447
Investment in affiliate	10,850	11,450
Subordinated notes receivable	-	992
Goodwill	6,492	4,451
Intangibles assets, net	342	-
Other assets	1,254	555
Total assets	$41,103	$38,865

LIABILITIES
Current liabilities:
Accounts payable	$167	$12
Accrued salaries, wages and benefits	169	104
Lease liabilities, current portion	292	278
Escrow liabilities	5,497	8,053
Other accrued expenses	525	346
Total current liabilities	6,650	8,793

Long-term liabilities:
Reserve for title claims	287	231
Unearned premiums	300	-
Lease liabilities	411	169
Other long-term liabilities	29	110
Total long-term liabilities	1,027	510
Total liabilities	7,677	9,303

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 35,000,000 shares authorized and 2,873,031 shares issued and outstanding on each respective date	54	54
Capital in excess of par value	30,491	30,450
Retained earnings/(deficit)	2,777	(942)
Total stockholders’ equity	33,322	29,562
Noncontrolling interests	104	-
Total equity	33,426	29,562
Total liabilities and stockholders’ equity	$41,103	$38,865

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended
	December 31,
	2022	2021

Revenues:
Net premiums written	$10,927	$1,608
Escrow and other title fees	2,199	790
Management fees	1,356	37
Total revenues	14,482	2,435

Cost of revenues:
Underwriting expenses	190	214
Provision for title claim losses	126	79
Search and other fees	92	33
Total operating expenses	408	326

Gross underwriting profit	14,074	2,109

Operating expenses:
General and administrative expenses	(10,240)	(3,309)

Other income/expenses:
Interest income	111	15
Dividend income	1,025	1,025
Other income	17	28
Gain on extinguishment of debt	-	545
Gain on sale of assets	123	-
Gain on remeasurement of equity interest	-	3,327
Loss from affiliate	(435)	(381)
Loss on impairment	(992)	(701)

Income from operations before income taxes	3,683	2,658

Income tax expense	24	102

Net income	$3,659	$2,760
Net loss attributable to noncontrolling interests	(81)	-
Net income after noncontrolling interests	$3,740	$2,760

Basic and diluted income per share:
Net income – basic	$1.31	$0.97
Net income – diluted	$1.31	$0.96

Weighted average shares outstanding:
Basic	2,857	2,838
Diluted	2,857	2,873

The accompanying notes are an integral part

of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For each of the two years in the period ended December 31, 2022

(in thousands)

	Common Stock		Capital in Excess of	Retained (Deficit)	Noncontrolling
	Shares	Amount	Par Value	Earnings	Interest	Total

Balance at January 1, 2021	34,405	$684	$29,738	$(3,720)	$-	$26,720

Net income	-	-	-	2,760	-	2,760
Effect of reverse stock split	(31,530	(630)	630	-	-	-
Redemption of fractional shares	(2)	-	(2)	-	-	(2)
Stock-based compensation	-	-	84	-	-	84

Balance at December 31, 2021	2,873	$54	$30,450	$(942)	$-	$29,562

Net income (loss)	-	-	-	3,740	(81)	3,659
Issuance of noncontrolling interest	-	-	-	-	185	185
Repurchase of common shares	(3)	-	-	(21)		(21)
Stock-based compensation	-	-	41	-	-	41

Balance at December 31, 2022	2,870	$54	$30,491	$2,777	$104	$33,426

The accompanying notes are an integral part

of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2022	2021

Cash flows from operating activities:
Net income after noncontrolling interest	$3,740	$2,760
Net loss attributable to noncontrolling interest	(81)	-
Net income from operations	3,659	2,760
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation expense	86	30
Amortization expense	31	-
Stock compensation expense	41	84
Bargain purchase gain on acquisition of subsidiary	-	(17)
Gain on remeasurement of equity interest	-	(3,327)
Gain on sale of assets	(123)	-
Gain on extinguishment of debt	-	(545)
Impairment loss on subordinated note receivable	992	701
Dividends on HC Realty common stock	165	165
Loss from affiliate	435	381
Changes in assets and liabilities:
Prepaid expenses and other current assets	(104)	23
Accounts receivable	137	46
Interest and dividends receivables	(37)	-
Income tax receivable	-	491
Deferred tax assets and other assets	(694)	(58)
Accounts payable	155	7
Commissions payable	65	(168)
Unearned premium reserve	300
Escrow liabilities	(2,556)	(1,242)
Reserve for title claims	56	22
Other accrued expenses	179	(160)
Other long-term liabilities	(81)	(128)
Net cash (used in) provided by investing activities	2,706	(935)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(67)	(13)
Purchase of investments	(5,569)	-
Investment in subsidiaries, net of cash acquired	(2,341)	9,223
Proceeds from sale of assets	204	-
Principal payments received on subordinated secured notes receivable	-	190
Net cash (used in) provided by investing activities	(7,773)	9,400

Cash flows from financing activities:
Repurchase of common stock	(21)	-
Redemption of fractional shares from stock split	-	(2)
Net cash used in investing activities	(21)	(2)

Net (decrease) increase in cash and restricted cash	(5,088)	8,463
Cash and restricted cash at beginning of period	20,093	11,630
Cash and restricted cash at end of period	$15,005	$20,093

Cash	$9,458	$11,806
Restricted cash	5,547	8,287
Cash and restricted cash	$15,005	$20,093

Supplemental Non-Cash Disclosures:
Dividends on investment in affiliate	$256	$256
Extinguishment of debt	$-	$545

The accompanying notes are an integral part

of the consolidated financial statements

HG HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENT

1.         Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and include our accounts as well as our wholly-owned and majority-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated. In our title insurance segment, our investments in unconsolidated subsidiaries and affiliates are accounted for using the equity method until such time that they become wholly or majority-owned.

All prior period share numbers, stock option numbers, exercise prices and per share data appearing in this Annual Report on Form 10-K has been retroactively adjusted to reflect the reverse stock split effective July 15, 2021, unless otherwise indicated or unless context suggests otherwise. As previously stated in our definitive proxy statement distributed to stockholders in connection with our 2021 annual meeting of stockholders, the Reverse Stock Split (as defined in Note 12 herein) did not affect the par value of our common stock, which remained $0.02 per share of common stock. As a result, upon effectiveness of the Reverse Stock Split, the stated capital on our consolidated balance sheet attributable to the common stock was reduced in proportion to the fraction by which the number of shares of common stock was reduced, and the additional paid-in capital account was credited with the amount by which the stated capital was reduced. The per share net income or loss and net book value of our common stock will be increased because there will be fewer shares of our common stock outstanding.

HG Holdings, Inc, together with its consolidated subsidiaries (the “Company,” “we,” “us,” “our,” “it,” and “its”), operates through its wholly owned subsidiaries National Consumer Title Insurance Company (“NCTIC”), National Consumer Title Group, LLC (“NCTG”), Title Agency Ventures, LLC (“TAV”), HG Managing Agency, LLC (“HGMA”), and Omega National Title Agency, LLC (“Omega”) and through an affiliated investment in HC Government Realty Trust, Inc., a Maryland corporation (“HC Realty”).

Cash

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash includes cash held in escrow under escrow agreements. Cash held by the Company in escrow was approximately $5.5 million as of December 31, 2022. The Company records an offsetting escrow liability reflecting that we are liable for the disposition of these escrowed funds.

Concentration of Credit Risk

The Company places its cash and restricted cash with financial institutions, and, at times, cash held in depository accounts may exceed the Federal Deposit Insurance Corporation insured limit.

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

Variable Interest Entities

On March 2, 2018, we sold substantially all of our assets (the “Asset Sale”) to Stanley Furniture Company LLC, formerly known as Churchill Downs LLC (The “Buyer”).  As a result of the September 6, 2018 sale of certain of the Buyer’s assets, including certain inventory and the Stone & Leigh tradename (the “S&L Asset Sale”) to Stone & Leigh, LLC (“S&L”), we have a variable interest in one entity that has been determined to be variable interest entity ("VIE"). If we conclude that we are the primary beneficiary of a VIE, we are required to consolidate it. To determine if we are the primary beneficiary, we evaluate whether we have the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our evaluation includes identification of significant activities and an assessment of our ability to direct those activities based on governance provisions and arrangements to provide or receive product and process technology, product supply, operations services, equity funding, financing, and other applicable agreements and circumstances. Our assessments of whether we are the primary beneficiary of our VIE requires significant assumptions and judgments. We have concluded that we are not the primary beneficiary of our VIE as we do not have the power to direct the activities that most significantly impact the VIE’s economic performance and therefore are not required to consolidate this entity.

Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") Topic 805, Business Combinations, requires an acquirer to recognize, separately from goodwill, the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree, and to measure these items generally at their acquisition date fair values. Goodwill is recorded as the residual amount by which the purchase price exceeds the fair value of the net assets acquired. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, we are required to report provisional amounts in the financial statements for the items for which the accounting is incomplete. Adjustments to provisional amounts initially recorded that are identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. During the measurement period, we are also required to recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period ends the sooner of one year from the acquisition date or when we receive the information we were seeking about facts and circumstances that existed as of the acquisition date or learn that more information is not obtainable. Contingent consideration liabilities or receivables recorded in connection with business acquisitions must also be adjusted for changes in fair value until settled.

Leases

The Company enters into lease agreements that are primarily used for office space, and all current leases are accounted for as operating leases. Amounts related to operating leases are included in lease assets and lease liabilities on the Consolidated Balance Sheets. Lease assets represent the Company’s right to use an underlying asset for the stated lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from an operating lease. Lease assets and liabilities are recognized at the date of the lease commencement, and are based on the present value of lease payments over the lease term. The Company's current leases do not provide an implicit interest rate, thus the Company calculated a discount rate using estimates of its incremental borrowing rate for similar collateralized borrowings and capitalizations rates in determining the present value of lease payments. A portion of the Company's current leases includes an option to extend or cancel the lease term. The exercise of such an option is solely at the Company's discretion. The operating lease liability recorded in the Consolidated Balance Sheets includes lease payments related to options to extend or cancel the lease term if the Company determined at the date of adoption that the lease was expected to be renewed or extended. A lease expense is recognized on a straight-line basis over the lease term. Adjustments for straight-line rental expense for the periods presented are not material and as such, the lease expense recognized was reflected in cash used in operating activities for the respective periods. For further information on the Company’s leasing arrangements see Note 14.

Goodwill

Goodwill represents the excess of cost over fair value of identifiable net assets acquired and assumed in a business combination. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment at the reporting unit level on an annual basis or more frequently if circumstances indicate potential impairment, through a comparison of fair value to the carrying amount. In evaluating the recoverability of goodwill, we perform an annual goodwill impairment analysis based on a review of qualitative factors to determine if events and circumstances exist, which will lead to a determination that the fair value of a reporting unit is greater than its carrying amount, prior to performing a full fair-value assessment. For the year ended  December 31, 2022, we determined there were no events or circumstances which indicated that the carrying value of a reporting unit exceeded the fair value.

Subordinated Notes Receivable

As part of the consideration for the Asset Sale, the Buyer issued to the Company a subordinated secured promissory note in the principal amount of approximately $7.4 million (the “Original Note”). As part of the S&L Asset Sale, the Buyer assigned certain of its rights and obligations under the Original Note to S&L, the Company and the Buyer entered into an amended and restated subordinated secured promissory note in the principal amount of $3.3 million as of the assignment date (the “A&R Note”) and the Company and S&L entered into a new subordinated secured promissory note in the principal amount of $4.4 million as of the assignment date (the “S&L Note”). As of the date of the S&L Asset Sale and resulting assignment and transfer of the Original Note from the Buyer to S&L, the S&L Note was measured based on its fair value in accordance with Emerging Issues Task Force (EITF) – Creditors Accounting for Modification or Exchange of Debt Instruments. The discounts resulting from the fair value adjustments for the S&L Note were recorded as a direct reduction to the original principal balance and amortized to interest income using the effective interest method. When impairment is determined to be probable, the measurement will be based on the fair value of the collateral securing the notes. The determination of impairment involves management’s judgment and the use of market and third-party estimates regarding collateral values. During 2022 and 2021 management determined that the S&L Note was other than temporarily impaired and recorded an impairment loss of $992,000 and $701,000, respectively.

Property, Plant and Equipment

Depreciation of property, plant and equipment is computed using the straight-line method based upon the estimated useful lives. Depreciation expense is charged to general and administrative expenses. Gains and losses related to dispositions and retirements are included in income. Maintenance and repairs are charged to expense as incurred; renewals and betterments are capitalized. Assets are reviewed for possible impairment when events indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of property, plant and equipment, which could result in impairment charges in future periods. Our depreciation policy reflects judgments on the estimated useful lives of assets. Our long-lived assets were tested for impairment at December 31, 2022 and it was determined that the long-lived assets were not impaired.

Equity Investments

Long-term investments consist of investments in equity securities where our ownership is less than 50% and the Company has the ability to exercise significant influence, but not control, over the investee.  These investments are classified in “Investment in affiliate” on the consolidated balance sheets.  Investments accounted for under the equity method of accounting are initially recorded at cost and the Company subsequently increases or decreases the investment by its proportionate share of the net income or loss and other comprehensive income or loss of the investee. For investments that do not have a readily determinable fair value, the Company made an accounting policy election for a measurement alternative.   Per Accounting Standards Update 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities, the Company carries these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company reviews its equity securities without readily determinable fair values on a regular basis to determine if the investment is impaired. For purposes of this assessment, the Company considers the investee’s cash position, liquidity, earnings and revenue outlook, equity position, and ownership, among other factors, in its review.  If management’s assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in current earnings an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount.

Income Taxes

Deferred income taxes are determined based on the difference between the consolidated financial statements and income tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax expense represents the change in the deferred tax asset/liability balance. Income tax credits are reported as a reduction of income tax expense in the year in which the credits are generated. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized. Interest and penalties on uncertain tax positions are recorded as income tax expense.

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

Earnings per Share of Common Stock

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per share includes any dilutive effect of outstanding stock options and restricted stock calculated using the treasury stock method.

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

Stock-Based Compensation

We record share-based payment awards at fair value on the grant date of the awards, based on the estimated number of shares that are expected to vest, over the vesting period. The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of restricted stock awards was based on the closing price of the Company’s common stock on the date of the grant. For awards with performance conditions, we recognize compensation cost over the expected period to achieve the performance conditions, provided achievement of the performance conditions is deemed probable.

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

2.         Business Combinations

On July 20, 2021, the Company completed the acquisition of NCTIC and NCTG by purchasing 100% of the stock of NCTIC and 100% of the membership interest in NCTG for an aggregate purchase price of $5.489 million, subject to a customary post-closing working capital adjustment (the “Purchase Price”). NCTG owns a 50% non-controlling membership interest in TAV, and by virtue thereof, owns 50% of the membership interest in Omega. The 50% non-controlling membership interest in TAV was accounted for under the equity method of accounting.

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

A bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interest in the acquiree is less than the fair value of the identifiable net assets acquired.  The bargain purchase gain was primarily driven by differences in NCTIC’s statutory surplus and GAAP surplus at the date of acquisition.  The Company believes that the sellers wanted to exit the business relatively quickly and there were a limited number of potential buyers due to factors inherent to the property and casualty market, which resulted in a bargain purchase gain.  The bargain purchase gain was recorded in other income on the Consolidated Statement of Operations for the year ended December 31, 2021.

On September 1, 2021, the Company acquired the remaining 50% of the membership interest of TAV for $2.2 million (the “TAV Purchase Price”). As a result of this acquisition, combined with the July 2021 acquisition of 100% of the membership interest in NCTG, which owns a 50% membership interest in TAV, the Company now is the sole owner of TAV.

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

The acquisition date fair value of the Company’s previously held equity interest in TAV was $3.6 million with a fair value primarily estimated through an income approach valuation. The Company recorded a gain of $3.3 million on the fair value remeasurement of its previously held equity interest in TAV on the consolidated statements of operations for the year ended December 31, 2021.

The acquisition of the remaining equity interest was accounted for as a step-transaction in accordance with FASB ASC Topic 805, Business Combinations ("Topic 805"). The TAV Purchase Price has been allocated to TAV's assets acquired and liabilities assumed based on our best estimates of the fair values as of the acquisition date. Goodwill has been recorded based on the amount that the TAV Purchase Price exceeds the fair value of the net assets acquired. Goodwill consists primarily of intangible assets that do not qualify for separate recognition.

The following table presents unaudited pro forma financial information as if NCTIC, NCTG, and TAV had been included in the Company’s financial results as of January 1, 2021, through the date of acquisition:

For the year ended
December 31,2021 (amounts in thousands) (a,b,c)
Revenues	$7,376
Net income	$46

(a)

Pro forma net income for the year ended December 31, 2021 excludes $545,000 in extinguishment of debt income recorded in September 2021 due to the forgiveness by the U.S. Small Business Administration (the “SBA”) of Omega’s loan under the Paycheck Protection Program (“PPP”).

(b)	Pro forma net income for the year ended December 31, 2021 excludes $3.3 million of gain on the fair value remeasurement of our previously held equity interest in TAV.
(c)	Pro forma net income for the year ended December 31, 2021 excludes approximately $242,000 of legal and professional fees related to the acquisitions of NCTIC, NCTG, and TAV.

Effective August 1, 2022, Omega acquired substantially all the assets of Omega Title Florida, LLC (“OTF”). In accordance with Topic 805, the Company has determined that the transaction should be accounted for as a business combination. The assets of OTF at the date of acquisition were as follows (in thousands):

Title files in progress	$60
Property, plant, and equipment	53
Noncompetition agreement	372
Total assets acquired	$485

The purchase price paid by Omega for the assets of OTF was as follows (in thousands):

Cash paid	$2,341
Noncontrolling interest in Omega	185
Total consideration paid	$2,526

Title files in progress	$60
Fixed assets	53
Noncompetition agreement	372
Total assets acquired	485

Goodwill	$2,041

The fair value of assets acquired and liabilities assumed represent a preliminary allocation as our evaluation of facts and circumstances available as of December 31, 2022 is ongoing.

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

The following table presents the unaudited pro forma financial information as if OTF had been included in the Company’s financial results as of January 1, 2022 and 2021 through the date of acquisition:

	For the Year Ended December 31, 2022	For the Year ended December 31, 2021
Revenues	$2,352	$3,890
Net (loss) income	$(85)	$501

3.         Property, Plant and Equipment

The table below sets forth the depreciable lives and the value of the Company’s property, plant and equipment, net, as of the years ended December 31, 2022 and 2021.

				As of	As of
	Depreciable			December 31,	December 31,
	lives			2022	2021
	(in years)			(in thousands)	(in thousands)
Computers and equipment	3	to	7	$370	$393
Furniture and fixtures	5	to	7	3	3
Property, plant and equipment, at cost				373	396
Less accumulated depreciation				217	192
Property, plant and equipment, net				$156	$204

4.         Subordinated Notes Receivable

The Company received the $7.4 million Original Note from the Buyer as partial consideration for the Asset Sale during the first quarter of 2018.  On September 6, 2018, the Buyer sold certain of its assets, including certain inventory and the Stone & Leigh tradename to S&L, which is owned by a group which includes Matthew W. Smith, the Company’s former interim Chief Executive Officer.  As a part of the S&L Asset Sale, the Buyer assigned to S&L certain of its rights and obligations under the Original Note.  In connection with the assignment, the Company entered into the A&R Note with the Buyer and the S&L Note with S&L.  The A&R Note had a principal amount as of the assignment date of $3.3 million.

S&L Note

The S&L Note had a principal amount of $4.4 million as of the assignment date.  The S&L Note matured on March 2, 2023, at which time the total principal amount became due.  Interest on the S&L Note accrues at a fixed rate of 10% per annum.  No cash interest payments were accrued or received during the years ended December 31, 2022 and 2021.  During the years ended December 31, 2022 and 2021, the Company received $0 and $190,000 of principal payments on the S&L Note, respectively.

At the assignment date, the Company evaluated the fair value of the S&L Note. As a result of the Company’s recording of impairment losses, based on current information and events, including the impact of the COVID-19 pandemic on S&L’s business and its customers, the Company ceased accruing interest and accreting interest income on the fair value discount of the S&L Note on the date in the third quarter of 2020 the Company determined the S&L Note was other than temporarily impaired.  As such, the Company did not record accreted interest income on the fair value adjustment of the S&L Note for the years ended December 31, 2022 and 2021.

The Company recognized interest payments of $0 and $190,000 received during the years ended December 31, 2022 and 2021, respectively, as reductions of the principal balance of the S&L Note.

During 2022, the Company concluded that S&L would not have adequate cash required to repay the carrying value of the S&L Note. Given the facts and circumstances, the Company recorded an impairment loss of $992,000 and $701,000 for the years ended December 31, 2022 and 2021, respectively. The Company’s estimated fair value of the S&L Note is based upon the estimated fair value of the collateral securing the S&L Note, namely cash, accounts receivables, and inventory. The determination of fair value involves management’s judgment, including analysis of the impact of the COVID-19 pandemic on S&L’s business and its customers, and the use of market and third-party estimates regarding collateral values. These collateral value estimates are based on the three-level valuation hierarchy for fair value measurement and represent Level 1 and 2 inputs. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

A reconciliation of the activity in the S&L Note for the years ended December 31, 2022 and 2021 is as follows (in thousands):

	Principal	Discount	Balance
Balance at January 1, 2021	$3,271	$(1,388)	$1,883
Principal payments	(190)	-	(190)
Impairment	-	(701)	(701)
Balance at December 31, 2021	$3,081	$(2,089)	$992
Impairment	-	(992)	(992)
Balance at December 31, 2022	$3,081	$(3,081)	$-

5.	Investments

The following table details investments by major investment category, at December 31, 2022 (in thousands):

	Cost or Adjusted/ Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Total
U.S. government and agency securities, held-to-maturity	$4,314	$-	$-	$4,114
Investment in limited partnership	1,000			1,000
Common stock	250	-	-	250
Total investments	$5,564	$-	$-	$5,564

The table below summarizes our fixed maturities at December 31, 2022 by contractual maturity periods (dollars in thousands). Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$-	-%	$-	-%
Due after one year through five years	4,314	100.0	4,314	100.0
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Total	$4,313	100.0%	$4,313	100.0%

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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the New York Stock Exchange, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on December 31, 2022. Changes in interest rates subsequent to December 31, 2022 may affect the fair value of our investments.

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

All fixed-income securities are classified as held-to-maturity and are reported at amortized cost as of December 31, 2022. The Company performs ongoing impairment evaluations, and we did not record any other then temporary impairments during the year ended December 31, 2022.

The following table presents the fair value of our financial instruments measured on a recurring basis by level at December 31, 2022 (in thousands):

	Total	Level 1	Level 2	Level 3
Common stock	$250	$-	$-	$250
Investment in limited partnership	1,000			1,000
Investments, at fair value	1,250			1,250
U.S. government and agency securities, held-to-maturity	4,314	-	-	-
Total investments	$5,564	$-	$-	$1,250

The following table presents selected information regarding Level 3 assets and liabilities measured at fair value on a recurring basis during the year ended December 31, 2022:

	Investment in Common	Investment in Limited Partnership	Total
Purchases	$250	$1,000	$1,250-
Total investments	$250	$1,000	$1,250

6. Investment in Affiliate

On March 19, 2019, the Company entered into subscription agreements with HC Realty, pursuant to which it purchased (i) 200,000 shares of HC Realty’s 10.00% Series B Cumulative Convertible Preferred Stock (the “Series B Stock”) for an aggregate purchase price of $2,000,000 and (ii) 300,000 shares of HC Realty’s common stock for an aggregate purchase price of $3,000,000. Certain investors affiliated with Hale Partnership Capital Management, LLC (“HPCM”), an entity founded by our Chairman and Chief Executive Officer and for which our Chairman and Chief Executive Officer serves as sole manager, purchased an additional 850,000 shares of Series B Stock for an aggregate purchase price of $8,500,000. On April 3, April 9, and June 29, 2020, the Company entered into subscription agreements with HC Realty, pursuant to which we purchased 100,000, 250,000, and 475,000 shares of Series B Stock, respectively, for an aggregate purchase price of $8,250,000. While some of these investors have other investments with HPCM, each of these investors made a separate and direct investment in HC Realty and HPCM does not receive management fees, performance fees, or any other economic benefits with respect to these investors’ investments in HC Realty’s Series B Stock.

The Series B Stock is not deemed to be in-substance common stock and is accounted for using the measurement alternative for equity investments with no readily determinable fair value. The Series B Stock will be reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments issued by HC Realty.

The following table summarizes the Company’s investment in HC Realty as of the two years ended December 31, 2022 (dollars in thousands):

	Ownership %		Investment in Affiliate Balance		Loss recorded in the Consolidated Statements of Operations (b)
	As of December 31, 2022	As of December 31, 2021	As of December 31, 2022	As of December 31, 2021	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021

HC Realty Series B Stock (a)	26.8%	26.8%	$10,250	$10,250	$-	$-
HC Realty common stock	7.1%	7.1%	600	1,200	(435)	(458)
Total	33.9%	33.9%	$10,850	$11,450	$(435)	$(458)

(a)

Represents investments in shares of Series B Stock with a basis of $10.25 million. Each share of Series B Stock can be converted into one share of HC Realty common stock at a conversion price equal to the lesser of $9.10 per share or the fair market value per share of HC Realty common stock, subject to adjustment upon the occurrence of certain events.

(b)

Loss from these investments is included in “Loss from affiliate” in the consolidated statements of operations. Since HC Realty is a real estate investment trust and not a taxable entity, the loss is not reported net of taxes.

The Company’s investment in HC Realty common stock is accounted for under the equity method of accounting.

7.         PPP Loan

On May 7, 2020, prior to the Company’s acquisitionof Omega, Omega entered into a loan agreement with Wells Fargo, N.A. in the aggregate amount of $544,842 (the “PPP Loan”), pursuant to the PPP under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan was necessary to support ongoing operations due to the economic uncertainty resulting from the COVID-19 pandemic and lack of access to alternative sources of liquidity.

The PPP Loan was scheduled to mature five years from the date on which Omega applied for loan forgiveness under the CARES Act, bore interest at a rate of 1% per annum and was subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The PPP provided that the use of the PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. Omega used all of the PPP Loan proceeds toward qualifying expenses.

On September 16, 2021, Omega received notice from the SBA that the full amount of the PPP Loan was forgiven.  The forgiveness of the PPP Loan is included as gain on extinguishment of debt on the Consolidated Statements of Operations.

8.          Statutory Reporting

NCTIC's assets, liabilities, and results of operations have been reported in accordance with GAAP, which varies from statutory accounting practices (SAP) prescribed or permitted by insurance regulatory authorities. Prescribed SAP are found in a variety of publications of the National Association of Insurance Commissioners, state laws and regulations, as well as through general practices. Statutory accounting principles differ in some respects from GAAP, and these differences include, but are not limited to, non-admission of certain assets (principally limitations on deferred tax assets, goodwill, capitalized furniture and equipment, investment in subsidiaries and affiliates, real estate, capitalized software, and premiums and other receivables 90 days past due), reporting of bonds at amortized cost, recognition of credit losses against unassigned surplus, deferred income taxes, changes in the fair values of marketable equity securities, amortization of goodwill, deferral of premiums received as statutory premium reserve, supplemental reserve and exclusion of the incurred but not reported claims reserve. The Company must file with applicable state insurance regulatory authorities an “Annual Statement” which reports, among other items, net income or loss and stockholders' equity (called “surplus as regards policyholders” in statutory reporting).

Capital and surplus on a statutory basis was $5.7 million as of December 31, 2022, compared to $5.1 million as of December 31, 2021. Net income on a statutory basis was $361,000 for the year ended December 31, 2022, compared to $95,000 for the year ended December 31, 2021. As of December 31, 2022, approximately all of consolidated shareholders’ equity represents net assets of NCTIC that cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior insurance department approval. During 2022, the maximum distributions the insurance subsidiaries can make to the Company without prior approval from applicable regulators total approximately $50,000 plus any earnings and capital gains derived in 2022.

9.         Reserve for Title Claims

NCTIC’s reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported . Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through December 31, 2022. We continually update loss reserve estimates as new information becomes known, new loss patterns emerge or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses. Due to the uncertainty inherent in the process and to the judgment used by management, the ultimate liability may be greater or less than our current reserves. If actual claims loss development varies from what is currently expected and is not offset by other factors, it is possible that additional reserve adjustments may be required in future periods in order to maintain our recorded reserve within a reasonable range of our actuary's central estimate.

A reconciliation of the activity in the reserves account for the years ended December 31, 2022 and 2021 is as follows (in thousands):

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Beginning Reserves	$231	$209

Provision for claims related to:
Current year	56	22
Prior years	-	-
Total provision for claim losses	56	22

Claims paid related to:
Current year	-	-
Prior years	-	-
Total title claims paid	-	-

Ending Reserves	$287	$231

At December 31, 2022, there were no reinsurance recoverables on paid claims or unpaid reserves.

For the year ended December 31, 2022, there was no development of the net provision for claims attributable to insured events of the prior year as a result of estimation of the reserve for claims. Original estimates are decreased or increased as additional information becomes known regarding individual claims.

A summary of the Company’s loss reserves at December 31, 2022 and 2021 is as follows (in thousands):

	As of December 31, 2022	As of December 31, 2021
Known title claims	$3	$-
IBNR title claims	284	231
Total title claims	287	231
Non-title claims	-	-
Total title claims reserves	$287	$231

10.          Reinsurance

Reinsurance obtained from other insurance companies

Certain premiums and benefits at NCTIC are ceded to other insurance companies under various reinsurance agreements. The reinsurance agreements provide NCTIC with increased capacity to write more risk and maintain its exposure to loss within its capital resources. For the years ended December 31, 2022 and 2021, NCTIC's reinsurance program consisted of excess of loss reinsurance treaties. The following is a summary of the reinsurance coverage.

Effective January 1, 2022, NCTIC entered into a per risk excess of loss reinsurance agreement that provided coverage of $4,000,000 in excess of $1,000,000 on each and every risk. The contract allowed for one full reinstatement at 100% additional premium as to time and pro rata as to amount. This per risk agreement was shared with other non-affiliated companies. Each company paid its share of the reinsurance cost based on separate company earned premiums. The agreement expired on December 31, 2022.

Effective January 1, 2022, NCTIC entered into a reinstatement premium protection reinsurance agreement to reinsure the reinstatement premium payment obligations of NCTIC under the shared per risk excess of loss agreement. The coverage was limited to 100% of the original contracted reinsurance placement. This agreement was shared with the other nonaffiliated companies. Each company paid its share of the reinsurance cost based on separate company earned premiums. The agreement expired on December 31, 2022.

NCTIC’s reinsured risks are treated, to the extent of reinsurance, as though they are risks for which the Company is not liable. However, NCTIC remains contingently liable in the event the reinsuring companies do not meet their obligations under these reinsurance contracts. NCTIC uses a broker to place its reinsurance through Lloyd’s syndicates. Chaucer Ltd (“Chaucer”) and Beazley Syndicate (“Beazley”) are each 50% participants in the Lloyd’s syndicate. As such, NCTIC has a concentration of reinsurance risk with these third party reinsurers that could have a material impact on NCTIC’s financial position in the event that either of these reinsurers fail to perform their obligations under the reinsurance treaty. As of December 31, 2022, both reinsurers had an A-issuer credit rating from AM Best, an AA- from Fitch, and an A+ from S&P. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar activities and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. Given the quality of the reinsurers, management believes this possibility to be remote. See Note 9 for recoveries due from reinsurers relating to paid and unpaid claims under these treaties.

The effects of reinsurance on premiums written and earned at NCTIC are as follows (in thousands):

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Direct title premiums	$2,170	$898
Ceded title premiums	(55)	(83)
Net title premiums	$2,115	$815

Reinsurance provided to other insurance companies

Effective July 1, 2022, the Company formed White Rock USA Protected Cell 47 (the “Protected Cell”). The Protected Cell entered into an Excess Catastrophe Reinsurance Contract (the “Reinsurance Contract”) with Maison Insurance Company (“Maison”) effective July 1, 2022 to provide Maison catastrophic windstorm reinsurance protection on approximately 7,650 Texas insurance policies in-force at inception of the Reinsurance Contract. The Reinsurance Contract provides $7.8 million of limit to Maison in excess of a $5 million retention. Maison paid the Protected Cell $6.63 million in reinsurance premiums for the term of the Reinsurance Contract, which terminated on December 31, 2022. The Company may actively look to provide reinsurance coverage to other carriers as future opportunities arise.

The following is a reconciliation of total reinsurance premiums written to reinsurance premiums earned for the years ended December 31, 2022 and 2021 (amounts in thousands):

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Reinsurance premiums written	$6,630	$-
Increase in unearned premium reserves	(300)	-

Reinsurance premiums earned	$6,330	$-

11.         Income Taxes

The provision for income tax (benefit) expense consists of (in thousands):

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Current:
Federal	$-	$(102)
State	24	-
Total current	24	(102)
Deferred:
Federal	-	-
State	-	-
Total deferred	-	-
Income tax (benefit) expense from continuing operations	$24	$(102)

A reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate follows:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Federal statutory rate	21.0%	21.0%
State tax, net of federal benefit	0.5	-
Deferred correction – State net operating losses	(0.8)	-
FASB Interpretation No. 48 unrecognized tax benefits	-	(4.9)
State tax credits true-up	-	(4.7)
Permanent differences	-	(4.3)
Valuation allowance decrease	(19.8)	(16.2)
Other, net	(0.9)	5.3
Effective income tax rate	0.0%	(3.8)%

The income tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31 follow (in thousands):

	At December 31, 2022	At December 31, 2021
Noncurrent deferred tax assets:
Equity method investment	$400	$300
Goodwill	456	490
Right of use, asset	146	-
Other accrued expenses	7	27
Notes receivable fair value adjustment	708	480
Employee benefits	2	48
Capital loss carryforward	11	11
Bad debt expense	55	-
Net operating loss	7,354	7,662
Gross non-current deferred tax assets	9,139	9,017

Noncurrent deferred tax liabilities:
Property, tax, and equipment	$(39)	$(5)
Non-taxable dividends	(664)	(429)
Right of use, liability	(148)
Gain on remeasurement of acquisition	(847)	(843)
Valuation allowance	(7,441)	(7,740)
Gross non-current deferred tax liabilities	(9,139)	(9,017)

Net noncurrent deferred tax assets	$-	$-

We have U.S. federal net operating loss carryforwards of approximately $32.5 million which are available to reduce future taxable income. The federal net operating loss will begin expiring in 2033. We have combined state net operating loss carryforwards of $24.7 million that will expire at various times beginning in 2027.

During 2022, we recorded a non-cash credit to our valuation allowance of approximately $299,000 against our December 31, 2022 deferred tax assets.  The primary assets which are covered by this valuation allowance are employee benefits and net operating losses in excess of the amounts which can be carried back to prior periods. The valuation allowance was calculated in accordance with the provisions of ASC Topic 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance.  Our results over the most recent four-year period were heavily affected by our business restructuring activities. Our cumulative loss during that period represented sufficient negative evidence to require a valuation allowance.  We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal, resulting in no deferred tax asset balance being recognized.  Should we determine that we will not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

The unrecognized tax benefits activity for the years ended December 31, 2022 and 2021 follows (in thousands):

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2022	2021
Unrecognized tax benefits balance at January 1	$31	$157
Gross decrease in tax positions of prior years	-	(126)
Unrecognized tax benefits balance at December 31	$31	$31

Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $31,000 and $31,000 at December 31, 2022 and 2021, respectively. The 2015 through 2021 tax years remain open to examination by major taxing jurisdictions.

12. Stockholders’ Equity

In addition to common stock, authorized capital includes 1,000,000 shares of “blank check” preferred stock. None was outstanding during the two years ended December 31, 2022. The Board of Directors (“Board”) is authorized to issue such stock in series and to fix the designation, powers, preferences, rights, limitations and restrictions with respect to any series of such shares. Such “blank check” preferred stock may rank prior to common stock as to dividend rights, liquidation preferences or both, may have full or limited voting rights and may be convertible into shares of common stock.

Basic and diluted earnings per share are calculated using the following share data (in thousands):

	As of the Year Ended December 31, 2022	As of the Year Ended December 31, 2021
Weighted average shares outstanding for basic calculation	2,857	2,838
Dilutive effect of restricted stock	-	35
Weighted average shares outstanding for diluted calculation	2,857	2,873

For the years ended December 31, 2022 and 2021 approximately 0 and 35,000 restricted shares of common stock subject to stock awards were included in the diluted per share calculation as they are dilutive.

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

The Company entered into Amendment No. 1, dated January 30, 2017, to the Rights Agreement.  This amendment amends the definition of Acquiring Person in the Rights Agreement to exclude any member of the “Hale Group” (Hale Partnership Fund, LP and certain affiliates that are parties to the agreement (the “Hale Agreement”) dated January 30, 2017 with the Company), provided that any purchases made by members of the Hale Group after December 5, 2016 are made in compliance with Section 1(h) of the Hale Agreement. The Company entered into Amendment No 2, dated December 5, 2019, to the Rights Agreement.  This amendment amends the definition of “Expiration Time” to provide that, unless otherwise expiring under the terms of the existing definition, the Rights Agreement will expire (i) at the close of business on the day after the Company’s 2020 annual meeting of stockholders unless the Company’s stockholders approve the amendment to the definition of “Expiration Time” in this amendment or (ii) the close of business on December 5, 2022 (unless the Company’s net operating losses (“NOLs”) are utilized prior to that date).  At the Company’s 2020 annual meeting of stockholders, the Company’s stockholders approved the amendment to the definition of “Expiration Time” under Amendment No. 2.

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

On the close of business on July 15, 2021, the Company effectuated a 1-for-12 reverse stock split of its outstanding shares of common stock such that every holder of common stock received one share of common stock for every twelve shares of common stock held (the “Reverse Stock Split”). The amendment to the Company’s Restated Certificate of Incorporation approved by the Company’s stockholders was effective as of such record date.

No fractional shares of common stock were issued as a result of the Reverse Stock Split. Instead, in lieu of any fractional shares to which a stockholder of record would otherwise be entitled as a result of the Reverse Stock Split, the Company paid cash (without interest) equal to such fractional share multiplied by $0.70 which was the 90-day Volume Weighted Average Price (“VWAP”) of our common stock on the OTCQB for the period immediately preceding the effective time of the Reverse Stock Split (with such average closing sales prices being adjusted to give effect to the Reverse Stock Split). After the Reverse Stock Split, a stockholder otherwise entitled to a fractional interest did not have any voting, dividend or other rights with respect to such fractional interest except to receive payment as described above.  Stockholders owning fractional shares were paid out in cash for such fractional shares.

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

During the year ended December 31, 2022, the Company repurchased 2,699 shares of common stock, at weighted average price per share of $7.74. The total cost of shares repurchased, inclusive of fees and commissions, during the year ended December 31, 2022 was $20,951, or $7.76 per share.

13. Stock Based Compensation

The  Company’s 2012 Incentive Compensation Plan provided for the grant incentive awards of performance grants, performance shares, stock options, restricted stock, restricted stock units, and stock appreciation rights to employees and certain service providers.  Under this plan, the aggregate number of common shares that were authorized to be issued through awards of any form was 1.6 million, which number was subsequently reduced by amendment to 500,000. As of December 2022, there are no shares remaining available for future issuance under equity compensation plans, as this plan expired during 2022.

Restricted Stock

The restricted stock awards are accounted for as “non-vested equity shares” until the awards vest or are forfeited. In general, restricted stock awards for employees are time vested or performance vested and for non-employee directors vest at the end of their current term on the Board. The fair value of each share of restricted stock is the market price of our stock on the grant date. The fair value of each time vested award is amortized into compensation expense on a straight-line basis between the award date and the vesting date. Performance based awards are amortized into stock compensation expense based on the probability of meeting the performance criteria. In 2022, 34,721 shares of restricted stock vested and were released. In 2021, no shares of restricted stock awards vested and were released.

The following table summarizes information about restricted stock awards for the two years ended December 31, 2022:

	Number of shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2021	416,666	$0.60
Vested	-	-
Granted	-	-
Effect of reserve stock split	(381,945)	-

Outstanding at December 31, 2021	34,721	$7.20
Vested	(34,721)	(7.20)
Granted	-	-
Cancelled/Forfeited/Expired	-	-
Effect of reverse stock split	-	-

Outstanding at December 31, 2022	-	$-

As of December 31, 2022, there was no unrecognized compensation cost related to non-vested restricted stock awards.

14.         Leases

Right-of-use assets and lease liabilities related to operating leases under ASC Topic 842 are recorded when the Company and its subsidiaries are party to a contract, which conveys the right for it to control an asset for a specified period of time. Substantially all of our operating lease arrangements relate to rented office space and real estate for our title operations. We generally are not a party to any material contracts considered finance leases. Right-of-use assets and lease liabilities under ASC Topic 842 are recorded as Lease assets and Lease liabilities, respectively, on the Consolidated Balance Sheets.

Our operating leases range in term from one to three years. As of December 31, 2022, the weighted-average remaining lease term of our operating leases was 2.90 years.

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

The lease liability is determined by discounting future lease payments using a discount rate based on our incremental borrowing rate for similar collateralized borrowing. The discount rate is calculated using estimates of capitalization rates and borrowing rates. As of December 31, 2022 the weighted-average discount rate used to determine our operating lease liability was 6.0%.

Lease expense included in general and administrative expense on the Consolidated Statements of Operations was $700,000 and $178,000 for the years ended December 31, 2022 and 2021, respectively.

Future payments under operating lease arrangements accounted for under ASC Topic 842 as of December 31, 2022 are as follows (in thousands):

2023	$324
2024	241
2025	101
2026	51
2027	48
Total lease payments, undiscounted	$765
Less: present value discount	62
Lease liabilities, at present value	$703

15.         Commitments and Contingencies

The Company is involved in several legal proceedings. In the Company’s opinion, based on the present status of these proceedings, any potential liability of the Company with respect to these legal proceedings, will not, in the aggregate, be material to the Company’s consolidated financial condition or operations. For further information on the legal proceedings, see Part I, Item 3 Legal Proceedings in this Annual Report on Form 10-K.

We currently have letters of credit to cover estimated exposures, most notably with workman’s compensation claims. This agreement requires us to maintain a compensating balance with the issuer for the amounts outstanding. We currently have letters of credit outstanding in the amount of $230,000. The compensating balance amount is reflected as restricted cash on the consolidated balance sheets.

The Company and its subsidiaries are parties to claims and lawsuits related to the normal course of business operations. When the Company determines that a loss is both probable and reasonably estimable, a liability representing the best estimate of the Company’s financial exposure is recorded. Actual losses may materially differ from the Company’s estimates. With respect to our title insurance operations, this customary litigation includes but is not limited to a wide variety of cases arising out of or related to title and escrow claims, for which we make provisions through our loss reserves. See Note 9 Reserve for Title Claims, for further information. None of these claims and lawsuits, in management’s opinion, will have a material adverse effect on our Consolidated Financial Statements.

In conducting our title insurance operations, our title insurance subsidiaries routinely hold customers’ assets in escrow, pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. Certain of these amounts are maintained in segregated bank accounts. These balances amounted to $5.5 million at  December 31, 2022.

16.         Goodwill and Intangible Assets

Goodwill

As of December 31, 2022, the Company recognized $4.5 million in goodwill as the result of the acquisition of 50% of the membership interest in TAV on September 1, 2021 and an additional $2.0 million in goodwill as a result of the business combination with OTF on August 1, 2022.  The fair value of goodwill as of the date of acquisition, a Level 3 input, was principally based on values obtained from public and private market comps. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, management determined that no events or changes in circumstances occurred during the year ended December 31, 2022 that would indicate the carrying amounts may not be recoverable, and therefore determined that there were no goodwill impairments.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on our Consolidated Balance Sheets (in thousands):

	As of December 31, 2022	As of December 31, 2021
Intangible assets subject to amortization	$342	$-
Total	$342	$-

Intangible assets subject to amortization consisted of the following as of December 31, 2022 (dollars in thousands):

	Weighted- average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Noncompetition agreement	4.58	$372	$(30)	$342
Total		$372	$(30)	$342

No impairment in the value of amortizing intangible assets was recognized during the year ended December 31, 2022.

Amortization expense of our intangible assets was $31,000 and $0 for the years ended December 31, 2022 and 2021, respectively.

Estimated amortization expense of our intangible assets to be recognized by the Company for the next five years is as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense
2023	$74
2024	74
2025	74
2026	74
2027	46
Total	$342

17.         Segment Information

The Company has four reportable segments, title insurance services, reinsurance, management services, and real estate. The remaining immaterial segments have been combined into a group called “Corporate and Other.” The title insurance segment issues title insurance policies, which insures titles to real estate, and provides title agency services for residential and commercial real estate transactions. The real estate segment, through an affiliate investment in HC Realty, an internally-managed real estate investment trust focused on acquiring, developing, financing, owning and managing build-to-suit or renovate-to-suit, single-tenant properties leased primarily to the U.S. government and administered by the U.S. General Services Administration or directly by the federal government agencies or sub-agencies occupying such properties.

Provided below is selected financial information about the Company’s operations by segment for the year ended December 31, 2022 (in thousands):

	Title Insurance	Real Estate Related	Reinsurance Related	Management Services Related	Corporate and Other	Total
Insurance and other services revenue	$6,796	$-	$6,330	$1,356	$-	$14,482
Cost of revenues	(408)	-	-	-	-	(408)
Gross profit	$6,388	$-	$6,330	$1,356	$-	$14,074
Operating expenses	(8,526)	-	(94)	(400)	(1,220)	(10,240)
Other income and expenses	89	590	-	-	(830)	(151)
(Loss) income before income taxes	$(2,161)	$590	$6,236	$956	$(2,050)	$3,683

Total assets	$12,994	$11,148	$6,236	$956	$9,679	$41,013

Provided below is selected financial information about the Company’s operations by segment for the year ended December 31, 2021 (in thousands):

	Title Insurance	Real Estate Related	Reinsurance Related	Management Services Related	Corporate and Other	Total
Insurance and other services revenue	$984	$-	$-	$-	$-	$984
Cost of revenues	(288)	-	-	-	-	(288)
Gross profit	$696	$-	$-	$-	$-	$696
Operating expenses	(670)	-	-	-	(910)	(1,580)
Other income and expenses	3,970	494	-	-	(596)	3,868
Income (loss) before income taxes	$3,996	$494	$-	$-	$(1,506)	$2,984

Total assets	$18,494	$11,673	$-	$-	$6,807	$36,974

18.          Revenue from Contracts with Customers

ASC Topic 606, Revenue from Contracts with Customers requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance does not apply to revenue associated with insurance contracts (including title insurance policies), financial instruments and lease contracts; and therefore is primarily applicable to the following Company revenue categories.

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

19.         Uncertainties

Despite the widespread availability of vaccines, COVID-19 (including its variant strains) continues to impact U.S. states where the Company conducts business. The COVID-19 pandemic has negatively impacted worldwide economic activity and created significant volatility and disruptions of financial markets. In response, the U.S. government and its agencies have taken a number of significant measures to provide fiscal and monetary stimulus. Such actions have included an unscheduled cut to the federal funds rate, the introduction of new programs to preserve market liquidity, extended unemployment and sick leave benefits, mortgage loan forbearance actions, low-interest loans for working capital access and payroll assistance, and other relief measures for both workers and businesses. Many such actions have lapsed or otherwise been reduced as time has passed since the onset of the pandemic. The Company and its subsidiaries have remained fully operational throughout the pandemic and did not have any reductions in workforce during 2022.

The COVID-19 pandemic caused the Company to modify its business practices (including employee travel, employee work locations and cancellation of physical participation in meetings, events and conferences). The COVID-19 pandemic and any of its variants could continue to affect the Company in a number of ways including, but not limited to, the impact on employees becoming ill, quarantined, or otherwise unable to work or travel due to illness or governmental restriction, potential decreases in net premiums written in the future, and future fluctuations in the Company's investment portfolio due to the pandemic and the economic disruption it is causing. Because of the inherent uncertainty regarding the duration and severity of the COVID-19 pandemic (including any of its variants) and its effects on the economy, as well as uncertainty regarding the effects of government measures already taken, and which may be taken or continued in the future, to combat the spread of the virus and any of its variants, and/or provide additional economic stimulus, the Company is currently unable to predict the ultimate impact of the pandemic on the Company’s title insurance operations.

The demand for the Company’s title insurance services is dependent primarily on the volume of residential and commercial real estate transactions. The volume of these transactions historically has been influenced by such factors as mortgage interest rates, inventory, affordability, availability of financing and the overall state of the economy. The Federal Reserve raised the federal funds rate a total of seven times throughout 2022, resulting in a range from 4.25% to 4.50% as of December 31, 2022. It is expected that the Federal Reserve may continue to increase the federal funds rate during 2023 to, among other things, control inflation. Should the Federal Reserve continue to raise rates in the future, this will likely result in further increases in market interest rates. Typically, when interest rates are increasing or when the economy is experiencing a downturn, real estate activity declines. As a result, the title insurance industry tends to experience decreased revenues and earnings, and potentially increased title claims experience.

A shortage in the supply of homes for sale, increasing home prices, rising mortgage interest rates, inflation and disrupted labor markets created some volatility in the residential real estate market in 2021 and 2022, which has continued into 2023. Additionally, geopolitical uncertainties associated with the war in Ukraine have created additional volatility in the global economy beginning in 2022. At this time, the Company is unable to predict the ultimate impact of such disruptions and geopolitical uncertainties.

The Company continues to evaluate the impact of these uncertainties on its operational and financial performance, specifically the impact on S&L, HC Realty, and NCTIC and Omega’s operations. Since the third quarter of 2021, the Company did not receive its contractual payments on the S&L Note largely as a result of the impacts that the COVID-19 pandemic had to S&L’s operations and its customers. Management used these facts in its analysis of the impairment of the S&L Note during the year ended December 31, 2022.

As of December 31, 2022, the Company has not experienced any adverse impacts to the payment of HC Realty’s common stock and Series B Stock dividends.

Reinsurance Earned Premium Contingency

The Company entered into a catastrophe reinsurance treaty as disclosed in Note 10.  During the contract period, the counterparty to the treaty was ordered into liquidation by the State of Domicile.  While there is uncertainty related to the ultimate amount of premium earned from this treaty, the Company is in discussion with the liquidation trustee regarding a commutation agreement which will provide clarity to the ultimate amount of reinsurance premiums earned.  The Company anticipates receiving the trustee approval and execution of the commutation agreement after the filing of the accompanying financial statements; therefore, the Company has recorded a reserve related to this contingency as of December 31, 2022.  If the Company does not ultimately receive the commutation agreement from the liquidation trustee, there could be a material impact on the earned premium, net income and liquidity position of the Company as of December 31, 2022

20.         Subsequent Events

Fednat Underwriters, Inc. Bankruptcy & Related Proof of Claim

On January 26, 2023, the United States Bankruptcy Court for the Southern District of Florida, Ft. Lauderdale Division, entered an order (the “Order”) granting a motion from the debtors (including FNU, as defined below) pursuant to Section 365(a) of the Bankruptcy Code authorizing such debtors to reject that certain Management Advisory Services Agreement dated and effective as of July 1, 2022 (the “Advisory Services Agreement”) between HGMA and FedNat Underwriters, Inc. (“FNU”). Based on the Order, the Advisory Services Agreement is deemed rejected as of December 12, 2022.

As disclosed in a Current Report on Form 8-K filed with the SEC on December 12, 2022, on December 11, 2022, FedNat Holding Company (“FedNat”) and certain of its wholly owned subsidiaries, including FNU, filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida in order to maximize value for all stakeholders.  As part of the Chapter 11 process, FedNat will evaluate all strategic alternatives to maximize value for stakeholders, whether that be a reorganization of its business or a sale of its assets.

Effective with the rejection of the Advisory Services Agreement, the Company will no longer earn compensation for the remaining duration of the agreement.  On February 21, 2023, the Company filed a proof of claim for $609,771 of unsecured claims for compensation earned pre-petition pursuant to the Advisory Services Agreement.  The Company also filed a claim for post-petition damages arising from the rejection of the agreement prior to its contractual end date.

S&L Note Default

As disclosed in Note 4 of the accompanying consolidated financial statements, the S&L Note matured on March 2, 2023.  S&L has informed the Company that it will not be able to pay the Company any amounts outstanding including principal or interest due, upon maturity.  As December 31, 2022, the Company has fully impaired the note balance and any future recoveries, if any, will be recognized as Other Income when the recoveries are recognized.