Form 10-K/A
period 2022-12-31
HG Holdings, Inc.
filed 2023-05-12
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission file number: 001-34964

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
Common Stock, par value $.02 per share
Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing price on the over-the-counter market on the OTCQB on June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter: $15.3 million.

As of March 28, 2023, there were 2,870,162 outstanding shares of the Registrant’s Common Stock.

Auditor Name	Auditor Location	Auditor Firm ID
Cherry Bekaert, LLP	Richmond, Virginia	PCAOB ID 00677

HG HOLDINGS, INC.
Amendment No. 1 to Annual Report on Form 10-K/A
For the year ended December 31, 2022

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-K/A of HG Holdings, Inc. (the “Company”) is filed with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023. The purpose of this Amendment is to include in Part III certain information that was to be incorporated by reference from the proxy statement for the Company’s 2023 Annual Meeting of Stockholders. Certain Part III information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Items 10 through 14 of Part III of Form 10-K to be incorporated in the Form 10-K by reference from the registrant’s definitive proxy statement if such statement is filed not later than 120 days after the registrant’s fiscal year-end. The Company is filing this Amendment to include certain Part III information in the Form 10-K because the Company did not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Form 10-K.

Accordingly, this Amendment is being filed solely to (i) amend Part III (Items 10, 11, 12, 13 and 14) of the Form 10-K to include the information required by such Items that was not included in the Form 10-K filed with the SEC on March 30, 2023, (ii) delete the reference on the cover of the Form 10-K to the incorporation by reference of portions of the Company’s definitive proxy statement into Part III of the Form 10-K, and (iii) file new certifications of the Company’s principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). No financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K; accordingly, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

This Amendment makes no changes to the Form 10-K except for those described above. This Amendment does not amend, update, or change the financial statements or any other items or disclosures contained in the Form 10-K and does not otherwise reflect events occurring after the original date of the Form 10-K; accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-K.

Unless indicated otherwise, throughout this Amendment, references to the “Company,” “we,” “us,” or “our” mean HG Holdings, Inc. and its subsidiaries.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

Our board of directors has set the number of our directors at three, one of whom is our Chief Executive Officer, Steven A. Hale II, and two of whom are independent. Our directors are divided into three classes with staggered terms. The term of one director, Jeffrey S. Gilliam, is expiring at the Company’s 2023 annual meeting of stockholders and our board of directors has nominated Mr. Gilliam for re-election to serve a three-year term expiring at our 2026 annual meeting of stockholders.

Director Whose Term Expires this Year

Jeffrey S. Gilliam, 65, has been a director since February 2015. Mr. Gilliam has served as managing member of Willow Oak Advisory Group, LLC (“Willow Oak Advisory Group”), a provider of business advisory services, since January 2016. Related to his duties with Willow Oak Advisory Group, Mr. Gilliam served as President of Columbus Industries, Inc. (a division of Filtration Group) from August 2019 until February 2022. Mr. Gilliam was a director of the Finley Group, a corporate advisory firm, from August 2012 until January 2016. Mr. Gilliam served as President of Toter, Incorporated (a division of Wastequip, LLC), a manufacturer of automated cart systems, from October 2008 until August 2012, and as Vice President Finance (Chief Financial Officer) from June 2002 until October 2008. Our corporate governance and nominating committee and our board of directors concluded that Mr. Gilliam is qualified to serve as a director by reason of his strong background in the manufacturing sector and his financial experience as a chief financial officer.

Mr. Gilliam was appointed to our board of directors in February 2015 pursuant to an agreement dated February 12, 2015 with Hale Partnership Fund, LP and Talanta Fund, L.P. (collectively with their affiliates, the “Hale-Talanta Group”), which had nominated two candidates for election to our board of directors at the 2015 annual meeting of stockholders. Under this agreement, we appointed Mr. Gilliam to our board of directors for a term expiring at the 2017 annual meeting of stockholders and the Hale-Talanta Group withdrew its nominations.

Directors Whose Terms Do Not Expire this Year

Peter M. Sherman, 61, has been a director since December 2020. Mr. Sherman has served as Chief Risk Officer of Capitala Group, a lower middle market lender and equity investor, since February 2018. Mr. Sherman has also served as founder of Sherman Capital Management, a special situation investing and restructuring consulting firm for institutional investors, since July 2016. Mr. Sherman was a partner in Brevet Capital Management, a middle market direct lending hedge fund, from June 2014 to June 2016. Mr. Sherman was elected to our board of directors in December 2020 upon the recommendation of our Chairman and Chief Executive Officer and was reelected by the Company’s stockholders at the 2021 annual meeting of stockholders. Our corporate governance and nominating committee and our board of directors concluded that Mr. Sherman is qualified to serve as a director by reason of his experience in principal finance and debt capital markets, special situation restructuring, and as a capital provider to lower to middle market companies through his role as a chief risk officer. Mr. Sherman’s term as director expires at the 2024 annual meeting of stockholders.

Steven A. Hale II, 39, has been a director since February 2017 and has served as Chairman of our board of directors since November 2017. He has also served as our Chief Executive Officer since March 2018. Since March 2019, Mr. Hale has served as Chairman and Chief Executive Officer of HC Government Realty Trust, Inc. (“HC Realty”), an internally-managed real estate investment trust focused on acquiring, developing, financing, owning and managing build-to-suit or renovate-to-suit, single-tenant properties leased primarily to the U.S. government and administered by the U.S. General Services Administration or directly by the federal government agencies or sub-agencies occupying such properties. We currently own approximately 33.9% of the voting interest of HC Realty and HC Realty may be considered to be an affiliate of the Company. Mr. Hale is also the founder and sole manager of Hale Partnership Capital Management, LLC (“HPCM”), an asset management firm that serves as the investment manager to certain privately held investment partnerships. Mr. Hale has held his position with HPCM since 2010. From 2007 to 2010, prior to founding HPCM, Mr. Hale was an associate director with Babson Capital Management, LLC, an asset management firm, where he had responsibility for coverage of distressed debt investments across a variety of industries. From 2005 to 2007, Mr. Hale was a leveraged finance analyst with Banc of America Securities. Our corporate governance and nominating committee and our board of directors concluded that Mr. Hale is qualified to serve as a director by reason of his experience as our Chief Executive Officer, his experience with asset management and his indirect ownership of approximately 35% of our outstanding shares of common stock. Mr. Hale’s term as a director expires at the 2025 annual meeting of stockholders.

Mr. Hale was initially elected to our board of directors pursuant to the terms of an agreement dated January 30, 2017 with Hale Partnership Fund, LP, and related parties (collectively, the “Hale Group”), a stockholder group that, as of the date of the agreement, owned approximately 10% of our outstanding shares of common stock and which had nominated two candidates for election to our board of directors at the 2017 annual meeting of stockholders. Under this agreement, we appointed Mr. Hale to our board of directors and the Hale Group withdrew its nominations and agreed, among other things, to vote in favor of the election of Messrs. Hale and Gilliam as directors at the 2017 annual meeting of stockholders for a term that expired at the 2020 annual meeting of stockholders.

Delinquent Section 16(a) Reports

The Exchange Act requires our executive officers and directors, and any persons owning more than 10% of our common stock, to file certain reports of ownership and changes in ownership with the SEC. Based solely on our review of the copies of the Forms 3, 4 and 5 we have received, and written representations from certain reporting persons that no Forms 5 were required to be filed by those persons, we believe that all executive officers, directors and 10% stockholders complied with these filing requirements.

Audit Committee

The audit committee presently consists of Messrs. Gilliam (Chair) and Sherman. Our board of directors has determined that Messrs. Gilliam and Sherman each meet the current independence requirements contained in the rules of The NASDAQ Stock Market, including the additional independence requirements applicable to audit committee members. Our board of directors has also determined that Mr. Gilliam qualifies as an “audit committee financial expert” as that term is defined in regulations promulgated by the SEC.

Item 11.	Executive Compensation.

Our named executive officers for 2022 were Steven A. Hale II, our Chairman and Chief Executive Officer, Justin H. Edenfield, our Principal Financial and Accounting Officer; Secretary, effective as of August 5, 2022, and Brad G. Garner, our former Principal Financial and Accounting Officer; Secretary, who resigned from such role on August 5, 2022 (collectively the “Named Executive Officers”).

During 2022, our executive compensation program had two major components: salary and a cash bonus which neither of our current executive officers received in 2022. The program was designed to promote our strategy of profitably growing our core title insurance and settlement services business.

Our executive compensation program is administered by the compensation and benefits committee of our board of directors.

Salary and Bonus. Our Named Executive Officers received the following cash compensation in 2022, prorated for the period of time such Named Executive Officer served as an executive officer of the Company in 2022:

●	Steven A. Hale II received an annual salary of $125,000,

●	Justin H. Edenfield received an annual salary of $122,115, as prorated, and $300,000 non-prorated, and

●	Bradley G. Garner received an annual salary of $74,519.

Long-Term Incentives. Our Named Executive Officers did not receive any restricted stock awards in 2022.

Summary Compensation Table

The following table sets forth compensation received by the Named Executive Officers for the years ended December 31, 2022 and 2021.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)	Total ($)

STEVEN A. HALE II,	2022	125,000	—	—	—	—	—	125,000
Chairman and Chief Executive Officer	2021	125,000	—	—	—	—	—	125,000

JUSTIN H. EDENFIELD, Principal Financial and Accounting Officer; Secretary	2022	122,115	—	—	—	—	—	122,115

BRAD G. GARNER,	2022	74,519	—	—	—	—	—	74,519
Former Principal Financial and Accounting Officer; Secretary	2021	125,000	—	—	—	—	—	125,000

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information concerning the year-end number and value of unexercised options, restricted stock that has not vested and equity incentive plan awards for each of the Named Executive Officers.

OUTSTANDING EQUITY AWARDS
AT DECEMBER 31, 2022 FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)		Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested ($)

STEVEN A. HALE II, Chairman and Chief Executive Officer	—	—	—	—	—	—	—	(1)	—

JUSTIN H. EDENFIELD, Principal Financial and Accounting Officer; Secretary	—	—	—	—	—	—	—		—

BRAD G. GARNER, Former Principal Financial and Accounting Officer; Secretary	—	—	—	—	—	—	—	(1)	—

(1)
On June 28, 2022, 27,777 restricted shares of common stock granted to Mr. Hale on June 28, 2019 vested and 6,944 restricted shares of common stock granted to Mr. Garner on June 28, 2019 vested. As of December 31, 2022, there were no outstanding equity awards.

Director Compensation

Our board of directors has approved a policy for compensation of non-employee directors providing that each non-employee director receives annual cash compensation in the amount of $35,000. The corporate governance and nominating committee reviews director compensation annually and, as part of that process, typically has for review publicly available director compensation information for other comparable companies. Our board of directors approves director compensation. Pursuant to the agreement under which he was elected to our board of directors, Mr. Hale has agreed to serve as a director without compensation.

The following table sets forth information concerning the compensation of directors for the year ended December 31, 2022.

DIRECTOR COMPENSATION
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
STEVEN A. HALE II	—	—	—
PETER M. SHERMAN	35,000	—	35,000
JEFFREY S. GILLIAM	35,000	—	35,000

(1)	At December 31, 2022, Messrs. Sherman and Gilliam held no stock options or restricted shares of common stock.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 29, 2023 by each stockholder we know to be the beneficial owner of more than 5% of our outstanding common stock, by each director, by each of our Named Executive Officers and by all directors and executive officers as a group. Unless otherwise set forth below, the address of each stockholder listed in the following table is 2115 E. 7th Street, Suite 101, Charlotte, North Carolina 28204. Percentages are based on 2,870,162 shares of common stock outstanding as of March 29, 2023.

Name	Amount and Nature of Beneficial Ownership		Percent of Class
Solas Capital Management, LLC	1,165,051	(a)	40.6%
Hale Partnership Fund, L.P. and related parties	974,968	(b)	34.0%
Jeffrey S. Gilliam	4,165			(c)
Steven A. Hale II	1,002,745	(d)	34.9%
Bradley G. Garner	7,091			(c)
Peter M. Sherman	8,702			(c)
Justin H. Edenfield	---		---
All directors and executive officers as a group (4 persons)	1,015,612	(d)	35.4%
_______________________
(a)
The beneficial ownership information for Solas Capital Management, LLC (“Solas”) is based upon the Schedule 13D/A filed with the SEC on June 29, 2020 by Solas and its managing member, Frederick Tucker Golden (“Golden”), but such beneficial ownership information has been adjusted for the Company’s July 15, 2021 1-for-12 reverse stock split (the “Reverse Stock Split”). The Schedule 13D/A indicates that Solas and Golden each have shared voting and dispositive power over all of the reported shares. The business address of Solas and Golden is 1063 Post Road, 2nd Floor, Darien, Connecticut 06820.

(b)
The beneficial ownership information reported is based upon the Schedule 13D/A filed with the SEC on July 2, 2020 (prior to the Reverse Stock Split) by HPCM, Hale Partnership Capital Advisors, LLC, Hale Partnership Fund, L.P., MGEN II - Hale Fund, L.P., Clark - Hale Fund, L.P., and Steven A. Hale II and Forms 4 filed with the SEC on November 26, 2021, December 3, 2021, December 10, 2021 and December 17, 2021. HPCM and Steven A. Hale II each have shared voting and dispositive power over all of the reported shares. Steven A. Hale II also has sole voting power over 27,777 shares. Hale Partnership Capital Advisors, LLC has shared voting and dispositive power over 835,642 shares; Hale Partnership Fund, L.P. has shared voting and dispositive power over 703,019 shares, MGEN II - Hale Fund, L.P. has shared voting and dispositive power over 30,245 shares, and Clark - Hale Fund, L.P. has shared voting and dispositive power over 97,678 shares; a Managed Account for which HPCM serves as the investment manager has shared and dispositive power over 139,326 shares. In addition, the Dickinson-Hale Fund, L.P. has shared voting and dispositive power over 2,800 shares and Smith-Hale Fund, L.P. has shared and dispositive power over 1,900 shares. The Forms 4 indicate HPCM is the General Partner of Dickinson-Hale Fund, L.P. and Smith-Hale Fund, L.P. The principal business and principal office address for each of the aforementioned parties is 2115 E. 7th St., Charlotte, North Carolina 28204.

(c)	1% or less.
(d)	Includes 974,968 shares over which Mr. Hale shares voting and dispositive power as a result of his service as managing member of HPCM. See note (b) above.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Review of Transactions with Related Persons

Under our code of conduct and audit committee charter, the audit committee must approve any transaction involving related persons which requires disclosure pursuant to SEC Regulation S-K, Item 404. Under the audit committee charter, the audit committee is responsible for reviewing these transactions and has the power to approve or disapprove these transactions. Other than the transaction set forth below, there were no such transactions since the beginning of our last fiscal year and none are currently proposed.

On August 5, 2022, Bradley G. Garner resigned as our Principal Financial and Accounting Officer; Secretary. In connection with Mr. Garner’s resignation, the Company and Mr. Garner entered into a consulting agreement dated August 5, 2022 (the “Consulting Agreement”) under which Mr. Garner agreed to provide certain transition and consulting services to the Company through December 31, 2022. The Consulting Agreement also contained customary provisions relating to intellectual property and work product rights being assigned to the Company as well as customary confidentiality provisions owed from Mr. Garner to the Company. Under the Consulting Agreement, the Company agreed to pay Mr. Garner $10,416 per month and Mr. Garner was entitled to a cash payment of $125,000, payable in two equal installments on August 31, 2022 and January 1, 2023.

Director Independence

Our board of directors has determined that all current directors, with the exception of Mr. Hale, who serves as our Chief Executive Officer, are “independent directors” as that term is defined in the rules of The NASDAQ Stock Market (which we have adopted for purposes of determining such independence even though we are not listed on a national securities exchange).

Item 14.	Principal Accountant Fees and Services.

Fees and Services

The following table sets forth the fees, including reimbursement of expenses, billed by, or expected to be billed by, Cherry Bekaert LLP, our independent public auditors, for services to the Company in the fiscal years ended December 31, 2022 and December 31, 2021, all of which were pre-approved by the audit committee.

	2022	2021
Audit Fees	$70,000	$61,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$70,000	$61,500

Audit Fees. These fees relate to professional services rendered for the audit of our annual financial statements and reviews of our Quarterly Reports on Form 10-Q.

Pre-Approval Policies and Procedures

The audit committee has established a policy to pre-approve all audit, audit-related, tax and other services proposed to be provided by our independent accountants before engaging the accountants for that purpose. Consideration and approval of these services generally occur at the audit committee’s regularly scheduled meetings. In order to address situations where it is impractical to wait until the next scheduled meeting, the audit committee has delegated the authority to approve non-audit services not in excess of $25,000 individually or in the aggregate to the chairman of the audit committee. Any services approved pursuant to this delegation of authority are required to be reported to the full audit committee at the next regularly scheduled meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(b)  Exhibits

Exhibit No.	Description

31.1	Certification by Steven A. Hale II, our Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification by Justin H. Edenfield, our Principal Financial and Accounting Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HG HOLDINGS, INC.

May 12, 2023	By:	/s/ Steven A. Hale II
Steven A. Hale II
Chairman, Chief Executive Officer and Director