Form 10-Q
period 2023-03-31
HG Holdings, Inc.
filed 2023-05-15
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, 2,869,680 shares of common stock of HG Holdings, Inc., par value $0.02 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HG HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash	$9,347	$9,458
Restricted cash	16,662	5,547
Investments	5,366	5,564
Accounts receivables	229	106
Interest and dividend receivables	329	335
Prepaid expenses and other current assets	305	301
Total current assets	32,238	21,311

Property, plant and equipment, net	177	156
Lease assets	636	698
Investment in affiliate	10,688	10,850
Goodwill	6,492	6,492
Intangible assets, net	322	342
Other assets	896	1,254
Total assets	$51,449	$41,103

LIABILITIES
Current liabilities:
Accounts payable	$-	$167
Accrued salaries, wages and benefits	320	169
Lease liabilities, current portion	290	292
Escrow liabilities	16,814	5,497
Other accrued expenses	407	525
Total current liabilities	17,831	6,650

Long-term liabilities:
Reserve for title claims	356	287
Unearned premiums	300	300
Lease liabilities	350	411
Other long-term liabilities	25	29
Total long-term liabilities	1,031	1,027
Total liabilities	18,862	7,677

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 35,000,000 shares authorized and 2,870,162 and 2,873,031 shares issued and outstanding, respectively	54	54
Capital in excess of par value	30,491	30,491
Retained earnings	1,977	2,777
Total stockholders’ equity	32,522	33,322
Noncontrolling interests	65	104
Total equity	32,587	33,426
Total liabilities and stockholders’ equity	$51,449	$41,103

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months
	Ended
	March 31,	March 31,
	2023	2022

Revenues:
Net premiums written	$1,329	$962
Escrow and other title fees	609	519
Management fees	3	-
Total revenues	1,941	1,481

Cost of revenues:
Underwriting expenses	106	36
Provision for title claim losses	69	13
Search and other fees	31	31
Total operating expenses	206	80

Gross underwriting profit	1,735	1,401

Operating expenses:
General and administrative expenses	(2,810)	(2,142)

Other income/expenses:
Interest income	100	-
Dividend income	256	256
Loss from affiliate	(121)	(93)
Other income	11	1

Loss from operations before income taxes	(829)	(577)

Income tax expense	9	-

Net loss	$(838)	$(577)
Net loss attributable to noncontrolling interests	(39)	-
Net loss after noncontrolling interests	$(799)	$(577)

Basic and diluted loss per share:
Net loss – basic	$(.28)	$(.20)
Net loss – diluted	$(.28)	$(.20)

Weighted average shares outstanding:
Basic	2,870	2,838
Diluted	2,870	2,838

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2023	2022

Net loss after noncontrolling interests	$(799)	$(577)
Net loss attributable to noncontrolling interests	(39)	-
Net loss from operations	(838)	(577)
Adjustments to reconcile net loss from operations to net cash flows from operating activities:
Depreciation expense	19	19
Amortization expense	20	-
Stock compensation expense	-	21
Dividends on HC Realty common stock	41	41
Loss from affiliate	121	93
Changes in assets and liabilities:
Prepaid expenses and other current assets	1	(41)
Accounts receivable	(123)	37
Deferred tax assets and other assets	353	32
Accounts payable	(167)	42
Accrued salaries, wages, and benefits	151	114
Escrow liabilities	11,317	5,671
Reserve for title claims	69	6
Other accrued expenses	(118)	47
Other long-term liabilities	(2)	(128)
Net cash provided by operations	10,844	5,377

Cash flows from investing activities:
Purchase of property, plant, and equipment	(40)	(86)
Proceeds from sale of investments	203	-
Net cash provided by (used in) investing activities	163	(86)

Cash flows from investing activities:
Repurchase of shares of common stock	(1)	-
Net cash provided by (used in) investing activities	(1)	-

Net increase in cash and restricted cash	11,006	5,291
Cash and restricted cash at beginning of period	15,005	20,093
Cash and restricted cash at end of period	$26,009	$25,384

Cash	$9,347	$11,427
Restricted cash	16,662	13,957
Cash and restricted cash	$26,009	$25,384

Supplemental Non-Cash Disclosures:
Dividends on investment in affiliate	$256	$256

The accompanying notes are an integral part of the consolidated financial statements

HG HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Preparation of Interim Unaudited Financial Statements

The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company (as defined below), these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted pursuant to SEC rules and regulations. However, the Company believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. Operating results for the interim periods reported herein may not be indicative of the results expected for the year. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s latest Annual Report on Form 10-K filed with the SEC on March 30, 2023.

HG Holdings, Inc, together with its consolidated subsidiaries (the “Company,” “we,” ‘us” or “our”), operates through its wholly owned subsidiaries National Consumer Title Insurance Company (“NCTIC”), National Consumer Title Group, LLC (“NCTG”), Title Agency Ventures, LLC (“TAV”), HG Managing Agency, LLC (“HGMA”), and Omega National Title Agency, LLC (“Omega”) and through an affiliated investment in HC Government Realty Trust, Inc., a Maryland corporation (“HC Realty”).

Description of the Business

Title Insurance

The Company engages in issuing title insurance through its subsidiary NCTIC and providing title agency services through its subsidiaries NCTG, TAV, and Omega. Through NCTIC, the Company underwrites land title insurance for owners and mortgagees as the primary insurer. The Company currently only provides title insurance services in the state of Florida.

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

Historically, the title insurance business tends to be seasonal as well as cyclical. Because home sales are typically strongest in periods of favorable weather, the first calendar quarter tends to have the lowest activity levels, while the spring and summer months tend to be more active. Mortgage refinance activity tends to be influenced less by seasonality and more by economic cycles, with activity levels increasing during times of falling interest rates.

Real Estate Related

The Company engages in rental real estate through its equity investment in HC Realty.  HC Realty is an internally-managed real estate investment trust (“REIT”) focused on acquiring, developing, financing, owning and managing build-to-suit or renovate-to-suit, single-tenant properties leased primarily to the U.S. government and administered by the U.S. General Services Administration or directly by the federal government agencies or sub-agencies occupying such properties (referred to as “Government Properties”).  HC Realty invests primarily in Government Properties ranging from 10,000 to 100,000 rentable square feet that are in their initial lease term after original construction or renovation-to-suit. HC Realty further emphasizes Government Properties that perform law enforcement, public service or other functions that support the mission of the agencies or sub-agencies occupying such properties.  Leases associated with the Government Properties in which HC Realty invests are full faith and credit obligations of the United States of America.  HC Realty intends to grow its portfolio primarily through direct acquisitions and development of Government Properties; although, HC Realty may elect to invest in Government Properties through indirect investments, such as joint ventures.

The Company currently owns 300,000 shares of HC Realty’s Common Stock (the “HC Common Stock”) and 1,025,000 shares of HC Realty’s 10.00% Series B Cumulative Convertible Preferred stock (the “HC Series B Stock”). On March 19, 2019, we purchased 300,000 shares of HC Common Stock for an aggregate purchase price of $3,000,000 and 200,000 shares of HC Series B Stock for an aggregate purchase price of $2,000,000. On April 3, April 9, and June 29, 2020, the Company entered into subscription agreements with HC Realty, pursuant to which we purchased 100,000, 250,000, and 475,000 shares of HC Series B Stock, respectively, for an aggregate purchase price of $8,250,000. As a result of these purchases, we currently own approximately 33.9% of the voting interest of HC Realty.

As of March 31, 2023, HC Realty owned 35 Government Properties, comprised of 32 Government Properties that it owns, one Government Property that it owns subject to a ground lease, each of which is leased to the United States government and occupied by tenant agencies and sub-agencies such as the Federal Bureau of Investigation, the Department of Veterans Affairs, the Drug Enforcement Administration, the Immigration & Customs Enforcement, the Social Security Administration and the Department of Transportation, and two Government Properties for which it has been awarded a lease for a newly constructed build-to-suit facility and for which it is under contract to acquire the land. HC Realty’s portfolio properties contain approximately 663,000 leased rentable square feet located in 22 states. As of March 31, 2023, its portfolio properties are 98% leased to the United States government and occupied by 12 different federal government agencies. Based on leased rentable square feet, the portfolio has a weighted average remaining lease term of 9.5 years if none of the tenants’ early termination rights are exercised and 5.9 years if all of the tenants’ early termination right are exercised.

Reinsurance Related

The Company, through the formation of White Rock USA Cell 47, previously engaged in providing another insurance company excess-of-loss reinsurance coverage related to catastrophic weather risk in Texas.  The Company does not currently have any reinsurance contracts in-force during the three month period ended March 31, 2023; however, the Company may actively look to provide reinsurance coverage to other carriers as future opportunities arise.

Management Advisory Services Related

The Company, through its wholly-owned subsidiary HGMA, previously engaged in providing management advisory services including formation, operational, and restructuring services. The Company may continue to actively look to provide management advisory services as future opportunities arise.

For information about our reportable segments refer to Note 9 Segment Information.

Developments Impacting Comparison of the Three-Month Periods ended March 31, 2023 and 2022

Effective August 1, 2022, Omega acquired substantially all the assets of Omega Title Florida, LLC (“OTF”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC’) Topic 805, the Company has determined that the transaction should be accounted for as a business combination. The acquisition allows Omega to expand into additional geographic areas of Florida and expand its footprint.

For information about our business combinations refer to Note 12 Business Combinations.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  The amendments in ASU 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The amendment is effective for public entities for annual reporting periods beginning after December 15, 2022.  Early application is permitted for reporting periods beginning after December 15, 2018, although the Company has not opted to do so.  The Company has adopted ASU 2016-13 with no related impact to the consolidated financial statements.

2.	Subordinated Notes Receivable

The Company received a $7.4 million subordinated secured promissory note (the “Original Note”) from Stanley Furniture Company, LLC, formerly known as Churchill Downs, LLC (the “Buyer”) as partial consideration for the sale of substantially all of our assets to the Buyer during the first quarter of 2018 (the “Asset Sale”). On September 6, 2018, the Buyer sold certain of its assets (the “S&L Asset Sale”), including certain inventory and the Stone & Leigh tradename to Stone & Leigh, LLC (“S&L”), which is owned by a group which includes Matthew W. Smith, the Company’s former interim Chief Executive Officer. As a part of the S&L Asset Sale, the Buyer assigned to S&L certain of its rights and obligations under the Original Note. In connection with the assignment, the Company entered into an Amended and Restated Subordinated Secured Promissory Note with the Buyer (the “A&R Note”) and a new Subordinated Secured Promissory Note with S&L (the “S&L Note”). The A&R Note had a principal amount as of the assignment date of $3.3 million.

S&L Note

The S&L Note had a principal amount of $4.4 million as of the assignment date. The S&L Note matured on March 2, 2023, at which time the total principal amount became due. Interest on the S&L Note accrues at a fixed rate of 10% per annum. No cash interest payments were accrued or received during the three months ended March 31, 2023 and 2022.

As a result of the Company’s recording of impairment losses in prior quarters, based on current information and events, including the impact of COVID-19 on S&L’s business and its customers, the Company fully impaired the S&L Note as of December 31, 2022. Upon maturity on March 2, 2023, S&L informed the Company that it will not be able to pay the Company any amounts outstanding including principal or interest due. Any future recoveries from S&L, if any, will be recognized as Other Income on the Company’s Unaudited Consolidated Statements of Operations when the recoveries are recognized.

3.	Investment in Affiliate

The HC Series B Stock is not deemed to be in-substance common stock and is accounted for using the measurement alternative for equity investments with no readily determinable fair value. The HC Series B Stock will be reported at cost, adjusted for impairments or any observable price changes in ordinary transactions with identical or similar investments issued by HC Realty.

The following table summarizes the Company’s investment in HC Realty as of March 31, 2023, and December 31, 2022 (in thousands):

	Ownership %		Investment in Affiliate Balance		Loss recorded in the Statements of Operations (b)
					For the Three Months Ended March 31,
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	2023	2022

HC Series B Stock (a)	26.8%	26.8%	$10,250	$10,250	$-	-
HC Common Stock	7.1%	7.1%	438	600	(121)	(93)
Total	33.9%	33.9%	$10,688	$10,850	$(121)	$(93)

(a)

Represents investments in shares of HC Series B Stock with a basis of $10.25 million. Each share of HC Series B Stock can be converted into one share of HC Common Stock at a conversion price equal to the lesser of $9.10 per share or the fair market value per share of HC Common Stock, subject to adjustment upon the occurrence of certain events.

(b)

Loss from these investments is included in “Loss from affiliate” in the Unaudited Consolidated Statements of Operations. Since HC Realty is a REIT and not a taxable entity, the loss is not reported net of taxes.

The Company’s investment in HC Common Stock is accounted for under the equity method of accounting.

4.	Investments

The following table details investments by major investment category, at March 31, 2023 (in thousands):

	Cost or Adjusted/ Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Total
U.S. government and agency securities, held-to-maturity	$4,116	$-	$-	$4,116
Investments in limited partnership	1,000			1,000
Common stock	250	-	-	250
Total investments	$5,366	$-	$-	$5,366

The table below summarizes our fixed maturities at March 31, 2023 (dollars in thousands) by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$-	-%	$-	-%
Due after one year through five years	4,116	100.0	4,116	100.0
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Total	$4,116	100.0%	$4,116	100.0%

Fair value measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The hierarchy for inputs used in determining fair value maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Assets and liabilities recorded on our Unaudited Consolidated Balance Sheets at fair value are categorized in the fair value hierarchy based on the observability of inputs to the valuation techniques as follows:

Level 1: Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that we can access.

Level 2: Assets and liabilities whose values are based on the following:

a.	Quoted prices for similar assets or liabilities in active markets;
b.	Quoted prices for identical or similar assets or liabilities in markets that are not active; or
c.	Valuation models whose inputs are observable, directly, or indirectly, for substantially the full term of the asset or liability.

Level 3: Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Unobservable inputs reflect our estimates of the assumptions that market participants would use in valuing the assets and liabilities.

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the New York Stock Exchange, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on March 31, 2023. Changes in interest rates subsequent to March 31, 2023 may affect the fair value of our investments.

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

All fixed-income securities are classified as held-to-maturity and are reported at amortized cost as of March 31, 2023. The Company performs ongoing impairment evaluations, and we did not record any other then temporary impairments during the three months ended March 31, 2023.

The Company’s other investments include investments in limited partnerships whose purpose is to invest capital in various growth-oriented enterprises. The Company does not have significant influence over any investee and the Company’s investment typically represents less than 5% of the investee’s ownership. These investments do not meet the criteria of accounting under the equity method.

The following table presents the fair value of our financial instruments measured on a recurring basis by level at March 31, 2023 (in thousands):

	Total	Level 1	Level 2	Level 3
Common stock	$250	$-	$-	$250
Investments, at fair value	250	-	-	250
Investment in limited partnership	1,000	-	-	-
U.S. government and agency securities, held-to-maturity	4,116	-	-	-
Total investments	$5,366	$-	$-	$250

5.	Reserve for Title Claims

NCTIC’s reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through March 31, 2023. We continually update loss reserve estimates as new information becomes known, new loss patterns emerge or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses. Due to the uncertainty inherent in the process and to the judgment used by management, the ultimate liability may be greater or less than our current reserves. If actual claims loss development varies from what is currently expected and is not offset by other factors, it is possible that additional reserve adjustments may be required in future periods in order to maintain our recorded reserve within a reasonable range of our actuary's central estimate.

A reconciliation of the activity in the reserves account for the three month period ending March 31, 2023 and 2022 is as follows (in thousands):

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022
Beginning Reserves	$287	$231

Provision for claims related to:
Current year	69	6
Prior years	-	-
Total provision for claim losses	69	6

Claims paid related to:
Current year	-	-
Prior years	-	-
Total title claims paid	-	-

Ending Reserves	$356	$237

At March 31, 2023, there were no reinsurance recoverables on paid claims or unpaid reserves.

For the three months ended March 31, 2023, there was no development of the net provision for claims attributable to insured events of the prior year as a result of estimation of the reserve for claims. Original estimates are decreased or increased as additional information becomes known regarding individual claims.

A summary of the Company’s loss reserves at March 31, 2023 and December 31, 2022 are as follows (in thousands):

	As of March 31, 2023	As of December 31, 2022
Known title claims	$47	$-
IBNR title claims	309	287
Total title claims	356	287
Non-title claims	-	-
Total title claims reserves	$356	$287

6.	Reinsurance

Certain premiums and benefits at NCTIC are ceded to other insurance companies under various reinsurance agreements. The reinsurance agreements provide NCTIC with increased capacity to write more risk and maintain its exposure to loss within its capital resources. For the three month period ended March 31, 2023, NCTIC's reinsurance program consisted of excess of loss reinsurance treaties. The following is a summary of the reinsurance coverage.

Effective January 1, 2023, NCTIC entered into a per risk excess of loss reinsurance agreement that provides coverage of $4,000,000 in excess of $1,000,000 on each and every risk. The contract allows for one full reinstatement at 100% additional premium as to time and pro rata as to amount. This per risk agreement is shared with other non-affiliated companies. Each company pays its share of the reinsurance cost based on separate company earned premiums. The agreement expires December 31, 2023.

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

NCTIC’s reinsured risks are treated, to the extent of reinsurance, as though they are risks for which the Company is not liable. However, NCTIC remains contingently liable in the event the reinsuring companies do not meet their obligations under these reinsurance contracts. NCTIC uses a broker to place its reinsurance through Lloyd’s syndicates. Chaucer Ltd (“Chaucer”) and Beazley Syndicate (“Beazley”) are each 50% participants in the Lloyd’s syndicate. As such, NCTIC has a concentration of reinsurance risk with these third party reinsurers that could have a material impact on NCTIC’s financial position in the event that either of these reinsurers fail to perform their obligations under the reinsurance treaty. As of March 31, 2023, both reinsurers had an A-issuer credit rating from AM Best, an AA- from Fitch, and an A+ from S&P. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar activities and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. Given the quality of the reinsurers, management believes this possibility to be remote. See Note 5 for recoveries due from reinsurers relating to paid and unpaid claims under these treaties.

The effects of reinsurance on premiums earned at NCTIC are as follows for the three month periods ended March 31, 2023 and 2022:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022
Direct title premiums	$844	$394
Ceded title premiums	(14)	(14)

Net title premiums	$830	$380

7.	Statutory Reporting

NCTIC's assets, liabilities, and results of operations have been reported in accordance with GAAP, which varies from statutory accounting practices (SAP) prescribed or permitted by insurance regulatory authorities. Prescribed SAP are found in a variety of publications of the National Association of Insurance Commissioners (“NAIC”), state laws and regulations, as well as through general practices. The principal differences between SAP and GAAP are that under SAP: (1) certain assets that are not admitted assets are eliminated from the balance sheet, (2) a supplemental reserve for claims is charged directly to unassigned surplus rather than provision for claims under GAAP, and (3) differences may arise in the computation of deferred income taxes. The Company must file with applicable state insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and stockholders' equity (called “surplus as regards policyholders” in statutory reporting).

8.	Segment Information

The Company has four reportable segments, title insurance services, reinsurance, management services, and real estate. The remaining immaterial segments have been combined into a group called “Corporate and Other.” The title insurance segment issues title insurance policies, which insures titles to real estate, and provides title agency services for residential and commercial real estate transactions. The real estate segment, through an affiliate investment in HC Realty, owns and operates a portfolio of single-tenant properties leased entirely to the U.S. government and administered by the U.S General Services Administration or directly by the federal government agencies or sub-agencies occupying such properties.

Provided below is selected financial information about the Company’s operations by segment for the three months ended March 31, 2023 (in thousands):

	Title Insurance	Real Estate Related	Reinsurance Related	Management Services Related	Corporate and Other	Total
Insurance and other services revenue	$1,938	$-	$-	$3	$-	$1,941
Cost of revenues	(206)	-	-	-	-	(206)
Gross profit	$1,732	$-	$-	$3	$-	$1,735
Operating expenses	(2,428)	-	-	-	(382)	(2,810)
Other income and expenses	45	135	-	-	66	246
(Loss) income before income taxes	$(651)	$135	$-	$3	$(316)	$(829)

Total assets	$23,371	$10,687	$7,236	$959	$9,196	$51,449

Provided below is selected financial information about the Company’s operations by segment for the three months ended March 31, 2022 (in thousands):

	Title Insurance	Real Estate Related	Reinsurance Related	Management Services Related	Corporate and Other	Total
Insurance and other services revenue	$1,481	$-	$-	$-	$-	$1,481
Cost of revenues	(80)	-	-	-	-	(80)
Gross profit	$1,401	$-	$-	$-	$-	$1,401
Operating expenses	(1,857)	-	-	-	(285)	(2,142)
Other income and expenses	1	163	-	-	-	164
(Loss) income before income taxes	$(455)	$163	$-	$-	$(285)	$(577)

Total assets	$26,104	$11,316	$-	$-	$6,735	$44,155

9.	Income taxes

During the three months ended March 31, 2023, the Company recorded a non-cash credit to its valuation allowance of $215,000 increasing its valuation allowance against deferred tax assets to $7.6 million as of March 31, 2023. The primary assets covered by this valuation allowance are net operating losses, which are approximately $33.5 million at March 31, 2023. The Company did not make any cash payments for income tax in the three month period ended March 31, 2023 and 2022 due to its net operating loss carryforwards.

The Company maintains a valuation allowance against deferred tax assets that currently exceed its deferred tax liabilities. The primary assets covered by this valuation allowance are net operating loss carry-forwards. The valuation allowance was calculated in accordance with the provisions of ASC Topic 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. The Company’s results over the most recent four-year period were heavily affected by business restructuring activities. The Company’s cumulative loss represented sufficient negative evidence to require a valuation allowance. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal, resulting in no deferred tax asset balance being recognized. Should the Company determine that it will not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

As of March 31, 2023, the Company has no deferred tax assets not covered by a valuation allowance.

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

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (in thousands):

	As of the Three Months Ended
	March 31,	March 31,
	2023	2022
Weighted average shares outstanding for basic calculation	2,870	2,838
Add: Effect of dilutive stock awards	-	-
Weighted average shares outstanding, adjusted for diluted calculation	2,870	2,838

For the three month periods ended March 31, 2023 and 2022, the dilutive effect of stock options and restricted awards was not recognized since we had a net loss. For the three month period ended March 31, 2023, there were no outstanding stock awards. For the three month period ended March 31, 2022, 35,000 stock awards were excluded from the diluted per share calculation as they would be anti-dilutive.

On August 5, 2022, the Company’s board of directors (“Board”) authorized the repurchase of up to $1.5 million of shares of the Company’s common stock. The authorization does not obligate the Company to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended, or discontinued at any time at the discretion of the Board. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to the Company’s cash requirements for other purposes, and other factors it deems relevant.

During the three months ended March 31, 2023, the Company repurchased 170 shares of common stock, at a weighted average price per share of $7.74. The total cost of shares repurchased, inclusive of fees and commissions, during the three month period ended March 31, 2023 was $1,311, or $7.71 per share.

A reconciliation of the activity in Stockholders’ Equity accounts for the three months ended March 31, 2023 is as follows (in thousands):

	Common	Capital in Excess of	Retained	Noncontrolling
	Stock	Par Value	Earnings	Interest
Balance at January 1, 2023	$54	$30,491	$2,777	$104
Shares repurchased	-	-	(1)	-
Net loss	-	-	(799)	(39)
Balance at March 31, 2023	$54	$30,491	$1,977	$65

A reconciliation of the activity in Stockholders’ Equity accounts for the three months ended March 31, 2022 is as follows (in thousands):

	Common	Capital in Excess of	Retained	Noncontrolling
	Stock	Par Value	Deficit	Interest
Balance at January 1, 2022	$54	$30,450	$(942)	$-
Net loss	-	-	(577)	-
Stock-based compensation expense	-	21	-	-
Balance at March 31, 2022	$54	$30,471	$(1,519)	$-

11.	Leases

Right-of-use assets and lease liabilities related to operating leases under FASB ASU No. 2016-02, Leases Topic 842 (“Topic 842”) are recorded when the Company and its subsidiaries are party to a contract, which conveys the right for it to control an asset for a specified period of time. Substantially all of our operating lease arrangements relate to rented office space and real estate for our title operations. We generally are not a party to any material contracts considered finance leases. Right-of-use assets and lease liabilities under Topic 842 are recorded as Lease assets and Lease liabilities, respectively, on the Unaudited Consolidated Balance Sheets.

Our operating leases range in term from one to five years. As of March 31, 2023, the weighted-average remaining lease term of our operating leases was 2.72 years.

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

The lease liability is determined by discounting future lease payments using a discount rate based on our incremental borrowing rate for similar collateralized borrowing. The discount rate is calculated using estimates of capitalization rates and borrowing rates. As of March 31, 2023, the weighted-average discount rate used to determine our operating lease liability was 6.0%.

Lease expense included in general and administrative expense on the Unaudited Consolidated Statements of Operations was $226,000 and $154,000 for the three months ended March 31, 2023, and 2022, respectively.

Future payments under operating lease arrangements accounted for under ASC Topic 842 for each twelve month period following March 31, 2023 are as follows (in thousands):

2024	$319
2025	211
2026	77
2027	52
2028	34
Total lease payments, undiscounted	$693
Less: present value discount	(53)
Lease liabilities, at present value	$640

12.	Revenue from Contracts with Customers

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

Effective August 1, 2022, Omega acquired substantially all the assets of OTF. In accordance with ASC Topic 805, the Company has determined that the transaction should be accounted for as a business combination. The assets of OTF at the date of acquisition were as follows (in thousands):

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

The fair value of assets acquired and liabilities assumed represent a preliminary allocation as our evaluation of facts and circumstances available as of March 31, 2023.

The following table presents the unaudited pro forma financial information as if OTF had been included in the Company’s financial results as of January 1, 2022 through the date of acquisition (in thousands):

Three Months
Ended
March 31,
2022
Revenues	$2,523
Net loss	$(470)

13.	Goodwill and Intangible Assets

Goodwill

As of March 31, 2023, the Company recognized $4.5 million in goodwill as the result of the acquisition of 50% of TAV on September 1, 2021 and an additional $2.0 million in goodwill as a result of the business combination with OTF on August 1, 2022.  The fair value of goodwill as of the date of acquisition, a Level 3 input, was principally based on values obtained from public and private market comparisons. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company did not record any goodwill impairment losses during the three months ended March 31, 2023.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on our Unaudited Consolidated Balance Sheets (in thousands):

	March 31,	December 31,
	2023	2022
Intangible assets subject to amortization	$322	$342
Total	$322	$342

Intangible assets subject to amortization consisted of the following as of March 31, 2023 (dollars in thousands):

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Noncompetition agreement	4.3	$372	$(50)	$322
Total		$372	$(50)	$322

No impairment in the value of amortizing intangible assets was recognized during the three months ended March 31, 2023.

Amortization expense of our intangible assets was $20,000 and $0 for the three months ended March 31, 2023 and 2022, respectively.

Estimated amortization expense of the intangible assets to be recognized by the Company during the remainder of 2023 and over the next five years is as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense
Remaining in 2023	$55
2024	74
2025	74
2026	74
2027	45
Total	$322

14.	Uncertainties

The demand for the Company’s title insurance services is dependent primarily on the volume of residential and commercial real estate transactions. The volume of these transactions historically has been influenced by such factors as mortgage interest rates, inventory, affordability, availability of financing and the overall state of the economy. The Federal Reserve raised the federal funds rate a total of seven times throughout 2022, and three times in 2023 as of the filing date of this Quarterly Report on Form 10-Q, resulting in a current range from 5.00% to 5.25%. It is expected that the Federal Reserve may continue to increase the federal funds rate during 2023 to, among other things, control inflation. Should the Federal Reserve continue to raise rates in the future, this will likely result in further increases in market interest rates. Typically, when interest rates are increasing or when the economy is experiencing a downturn, real estate activity declines. As a result, the title insurance industry tends to experience decreased revenues and earnings, and potentially increased title claims experience.

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

The Company continues to evaluate the impact of these uncertainties on its operational and financial performance, specifically the impact on HC Realty, and NCTIC and Omega’s operations.

As of March 31, 2023, the Company has not experienced any adverse impacts to the payment of HC Common Stock and HC Series B Stock dividends.

The Company entered into a catastrophe reinsurance treaty as previously disclosed in the Company’s Annual Report on Form 10-K.  During the contract period, the counterparty to the treaty was ordered into liquidation by the State of Domicile.  While there is uncertainty related to the ultimate amount of premium earned from this treaty, the Company is in discussion with the liquidation trustee regarding a commutation agreement which will provide clarity to the ultimate amount of reinsurance premiums earned.  The Company anticipates receiving the trustee approval and execution of the commutation agreement after the filing of the accompanying financial statements; therefore, the Company has maintained a reserve related to this contingency as of March 31, 2023.  If the Company does not ultimately receive the commutation agreement from the liquidation trustee, there could be a material impact on the earned premium, net income and liquidity position of the Company as of March 31, 2023.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the accompanying Unaudited Consolidated Financial Statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the audited consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023. The terms the “Company”, “we”, “our” or “us” refer to HG Holdings, Inc., together with its consolidated subsidiaries, and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our accompanying Unaudited Consolidated Financial Statements and the notes thereto.

Overview

For a description of our business, including descriptions of segments and recent business developments, see the discussion in Note 1 Preparation of Interim Unaudited Financial Statements – Description of the Business  in the accompanying Unaudited Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I, Item 2.

As of March 31, 2023, our sources of income include earnings from our title insurance subsidiaries, reinsurance premiums earned, management service fees earned and dividends on our HC Common Stock and HC Series B Stock. The Company believes that the revenue generating from these sources and cash on hand is sufficient to fund operating expenses for at least 12 months from the date of the accompanying Unaudited Consolidated Financial Statements.

The Company will continue to pursue acquisition opportunities which will allow us to potentially derive benefit from the Company’s net operating loss carryforwards and also create appropriate risk adjusted returns for stockholders.

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

As of the February 21, 2023 Mortgage Finance Forecast, the Mortgage Bankers Association (“MBA”) expects residential transactions to see continued declines in 2023 due to higher mortgage interest rates before showing increased transaction volumes in 2024 and 2025, as it projects a decrease in mortgage interest rates during this period. Additionally, the MBA expects residential refinance transactions to continue to decrease in 2023 before starting to show increases in 2024 and 2025 as interest rates are expected to start decreasing in the second half of 2024.

The industry as a whole saw a decline in total real estate transactions in 2022, largely due to higher mortgage interest rates. Mortgage rates remained abnormally high after emergency actions taken by the Federal Reserve to substantially increase its benchmark interest rate in the final three quarters of 2022, in an attempt to slow the quarter over quarter inflation. The Federal Reserve raised the federal funds rate a total of seven times throughout 2022 and three times in 2023 as of the filing date of this Quarterly Report on Form 10-Q, resulting in a current range from 5.00% to 5.25%. It is expected that the Federal Reserve may continue to increase the federal funds rate during 2023 to, among other things, control inflation. Should the Federal Reserve continue to raise rates in the future, this will likely result in further increases in market interest rates. Per the MBA’s Mortgage Finance Forecast, interest rates on a Freddie Mac 30-year, fixed rate mortgage averaged 6.6% in the fourth quarter of 2022 as compared to 3.9% in the first quarter of 2022.

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

Recent Bank Failures

In March 2023, three banks in the United States were placed into receivership by a federal banking regulator.  In addition, in late March 2023, a large international financial institution suffering distress was forced by its principal regulator to be acquired by its rival. These events have caused great uncertainty and turmoil in the credit markets globally and may cause financial institutions to reduce their lending, which in turn could adversely affect our ability to access capital markets for our liquidity needs and/or cause our cost of capital to increase.

We will endeavor to limit uninsured deposits that we have with banks.  Nevertheless, if a bank in which we hold funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds.

Results from Operations

Three Months Ended March 31, 2023

The Company generated dividend income of $256,000 for both of the three month periods ending March 31, 2023 and 2022. Dividend income relates primarily to the HC Series B Stock held by the Company.

As a result of the Company’s title insurance operations, the Company generated title premium and other title fee revenue of $1.9 million and $1.5 million for the three month periods ended March 31, 2023 and 2022, respectively.  The title insurance subsidiaries cost of revenue consists primarily of a provision for title claim losses and underwriting expenses, which primarily consist of commissions to title agencies.  The title insurance operating expenses consist primarily of personnel expenses, office and technology expenses and professional fees. Operating expenses for the title insurance segment for the three month period ended March 31, 2023 were $2.4 million consisting primarily of $1.6 million in wages, $226,000 of rent expense, and $76,000 in professional and legal fees.  Operating expenses for the three month period ended March 31, 2022 was $1.9 million consisting primarily of $1 million in wages, $146,000 of rent expense, and $186,000 in professional and legal fees.

Corporate general and administrative expenses are not directly allocable to either of our reporting segments and consist primarily of wages and personnel costs, legal and professional fees, and insurance expense. Corporate general and administrative expenses increased to $381,000 for the three month period ended March 31, 2023 from $285,000 for the three month period ending March 31, 2022. General and administrative expenses for the three month period ended March 31, 2023 consisted of $57,000 of professional fees, $175,000 of wages and personnel costs, and $149,000 of other operating expenses.

Our effective tax rate for the three month periods ended March 31, 2023 and 2022 was effectively 0% due to our net operating loss carryforwards.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand, earnings from our title insurance subsidiaries, and dividends from our HC Common Stock and HC Series B Stock. At March 31, 2023, we had $9.3 million in cash and an additional $16.6 million in restricted cash, all of which is cash held in escrow for title insurance transactions. A portion of our unrestricted and restricted cash is currently held in savings accounts earning interest at approximately 4.15% annually. We also received quarterly dividends on our HC Realty Common Stock and HC Series B Stock at annual rates of 5.5% and 10%.

Cash flows provided by operating activities differ from net income due to adjustments for non-cash items, such as gains and losses on investments and affiliates, the timing of disbursements for taxes, claims and other accrued liabilities, and collections or changes in receivables and other assets. Net cash provided by operations for the three month period ended March 31, 2023 of $10.8 million consisted of dividends on our HC Realty Common Stock of $41,000, dividends on our HC Series B Stock of $256,000, an increase of $11.3 million in escrow liabilities on the title insurance subsidiaries offset primarily by personnel costs of $1.6 million, title policy software, processing and printing costs of $152,000, office rent of $226,000 and legal and professional fees of $134,000. Net cash provided by operations for the three month period ended March 31, 2022 of $5.3 million consisted of dividends on our HC Common Stock of $41,000, dividends on our HC Series B Stock of $256,000, an increase of $5.7 million in escrow liabilities on the title insurance subsidiaries offset by personnel costs of $1.2 million, title policy software, processing and printing costs of $223,000, office rent of $154,000 and legal and professional fees of $312,000.

Critical Accounting Policies

Our critical accounting policies and estimates are provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the year ended December 31, 2022. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three months ended March 31, 2023.

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

ITEM 4. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2023 was conducted under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2023, were effective at the reasonable assurance level.

(b)

Changes in internal controls over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As disclosed in a Current Report on Form 8-K filed by FedNat Holding Company (“FedNat”)with the SEC on December 12, 2022, on December 11, 2022, FedNat and certain of its wholly owned subsidiaries, including FNU, filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida in order to maximize value for all stakeholders.  As part of the Chapter 11 process, FedNat will evaluate all strategic alternatives to maximize value for stakeholders, whether that be a reorganization of its business or a sale of its assets.

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

Issuer Purchases of Equity Securities

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

The following table summarizes the Company’s repurchase activity under the share repurchase program for the three months ended March 31, 2023.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
January 2023	139	$7.82	2,838	$1,478,019
February 2023	-	$ -	2,838	$1,478,019
March 2023	31	$7.45	2,869	$1,477,796
Total	170	$7.74	2,869	$1,477,796

ITEM 6. Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (Commission File No. 001-34964) filed August 6, 2021).

3.2	By-laws of the Registrant as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed November 20, 2017).

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

31.1	Certification by Steven A. Hale II, our Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification by Justin H. Edenfield, our Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Steven A. Hale II, our Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of Brad G. Garner, our Principal Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	Inline XBRL INSTANCE DOCUMENT (1)

101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT (1)

101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE (1)

101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE (1)

101.LAB	Inline XBRL TAXONOMY EXTENSION LABELS LINKBASE (1)

101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE (1)

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101) (1)

(1)	Filed herewith
(2)	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2023	HG HOLDINGS, INC.
By: /s/ Justin H. Edenfield
Justin H. Edenfield
Principal Financial and Accounting Officer