Form 10-Q
period 2023-06-30
HG Holdings, Inc.
filed 2023-08-14
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Common Stock, par value $.02 per share

Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2023, 2,864,553 shares of common stock of HG Holdings, Inc., par value $0.02 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HG HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash	$8,758	$9,458
Restricted cash	12,278	5,547
Investments	5,368	5,564
Accounts receivables	249	106
Interest and dividend receivables	334	335
Prepaid expenses and other current assets	474	301
Total current assets	27,461	21,311

Property, plant and equipment, net	165	156
Lease assets	688	698
Investment in affiliate	10,723	10,850
Goodwill	6,492	6,492
Intangible assets, net	304	342
Other assets	893	1,254
Total assets	$46,726	$41,103

LIABILITIES
Current liabilities:
Accounts payable	$271	$167
Accrued salaries, wages and benefits	211	169
Lease liabilities, current portion	315	292
Escrow liabilities	12,227	5,497
Other accrued expenses	413	525
Total current liabilities	13,437	6,650

Long-term liabilities:
Reserve for title claims	259	287
Unearned premiums	-	300
Lease liabilities	378	411
Other long-term liabilities	25	29
Total long-term liabilities	662	1,027
Total liabilities	14,099	7,677

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 35,000,000 shares authorized and 2,865,897 and 2,870,332 shares issued and outstanding, respectively	54	54
Capital in excess of par value	30,491	30,491
Retained earnings	2,025	2,777
Total stockholders’ equity	32,570	33,322
Noncontrolling interests	57	104
Total equity	32,627	33,426
Total liabilities and stockholders’ equity	$46,726	$41,103

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

Revenues:
Net premiums written	$2,178	$1,344	$3,506	$2,306
Escrow and other title fees	774	578	1,383	1,097
Management fees	753	-	756	-
Total revenues	3,705	1,922	5,645	3,403

Cost of revenues:
Underwriting expenses	76	73	182	109
Provision for title claim losses	66	63	134	76
Search and other fees	33	22	64	53
Total operating expenses	175	158	380	238

Gross underwriting profit	3,530	1,764	5,265	3,165

Operating expenses:
General and administrative expenses	(3,903)	(2,271)	(6,713)	(4,413)

Other income/expenses:
Interest income	117	3	217	13
Dividend income	257	257	513	513
Other income	7	3	18	4
Gain on sale of assets	-	123	-	123
Gain (loss) from affiliate	77	(96)	(44)	(189)
Loss on impairment	-	(146)	-	(146)

Income (loss) from operations before income taxes	85	(363)	(744)	(940)

Income tax expense	13	-	22	-

Net income (loss)	$72	$(363)	$(766)	$(940)
Net loss attributable to noncontrolling interests	(8)	-	(47)	-
Net income (loss) after noncontrolling interests	$80	$(363)	$(719)	$(940)

Basic and diluted loss per share:
Net income (loss) – basic	$0.03	$(.13)	$(.25)	$(.33)
Net income (loss) – diluted	$0.03	$(.13)	$(.25)	$(.33)

Weighted average shares outstanding:
Basic	2,868	2,847	2,868	2,843
Diluted	2,868	2,847	2,868	2,843

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2023	2022

Net loss after noncontrolling interests	$(719)	$(940)
Net loss attributable to noncontrolling interests	(47)	-
Net loss from operations	(766)	(940)
Adjustments to reconcile net loss from operations to net cash flows from operating activities:
Depreciation expense	41	41
Amortization expense	38	-
Stock compensation expense	-	41
Dividends on HC Realty common stock	83	83
Loss from affiliate	44	189
Gain on sale of assets	-	(123)
Impairment loss on subordinated notes receivable	-	146
Changes in assets and liabilities:
Prepaid expenses and other current assets	(172)	(138)
Accounts receivable	(143)	(3)
Deferred tax assets and other assets	356	(254)
Accounts payable	104	-
Accrued salaries, wages, and benefits	42	(70)
Unearned premium reserve	(300)	-
Escrow liabilities	6,730	(165)
Reserve for title claims	(28)	36
Other accrued expenses	(112)	(15)
Other long-term liabilities	(4)	(85)
Net cash provided by (used in) operations	5,913	(1,257)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(50)	(89)
Purchase of investments	-	(2,145)
Proceeds from sale of assets	-	204
Proceeds from sale of investments	201	-
Net cash provided by (used in) investing activities	151	(2,030)

Cash flows from financing activities:
Repurchase of shares of common stock	(33)	-
Net cash used in financing activities	(33)	-

Net increase (decrease) in cash and restricted cash	6,031	(3,287)
Cash and restricted cash at beginning of period	15,005	20,093
Cash and restricted cash at end of period	$21,036	$16,806

Cash	$8,758	$8,867
Restricted cash	12,278	7,939
Cash and restricted cash	$21,036	$16,806

Supplemental Non-Cash Disclosures:
Dividends on investment in affiliate	$513	$513

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

HG Holdings, Inc., together with its consolidated subsidiaries (the “Company,” “we,” ‘us” or “our”), operates through its wholly owned subsidiaries, National Consumer Title Insurance Company (“NCTIC”), National Consumer Title Group, LLC (“NCTG”), Title Agency Ventures, LLC (“TAV”), HG Managing Agency, LLC (“HGMA”), and Omega National Title Agency, LLC (“Omega”), and through an affiliated investment in HC Government Realty Trust, Inc., a Maryland corporation (“HC Realty”).

Description of the Business

Title Insurance

The Company engages in issuing title insurance through its subsidiary, NCTIC, and providing title agency services through its subsidiaries, NCTG, TAV, and Omega. Through NCTIC, the Company underwrites land title insurance for owners and mortgagees as the primary insurer. The Company currently only provides title insurance services in the state of Florida.

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

The Company currently owns 300,000 shares of HC Realty’s Common Stock (the “HC Common Stock”) and 1,025,000 shares of HC Realty’s 10.00% Series B Cumulative Convertible Preferred stock (the “HC Series B Stock”). On March 19, 2019, we purchased 300,000 shares of HC Common Stock for an aggregate purchase price of $3,000,000 and 200,000 shares of HC Series B Stock for an aggregate purchase price of $2,000,000. On April 3, April 9, and June 29, 2020, the Company entered into subscription agreements with HC Realty, pursuant to which we purchased 100,000, 250,000, and 475,000 shares of HC Series B Stock, respectively, for an aggregate purchase price of $8,250,000. As a result of these purchases, we currently own approximately 26.05% of the voting interest of HC Realty.

As of June 30, 2023, HC Realty owned 35 Government Properties, comprised of 33 Government Properties that it owns and two Government Properties that it owns subject to a ground lease, each of which is leased to the United States government and occupied by tenant agencies and sub-agencies such as the Federal Bureau of Investigation, the Department of Veterans Affairs, the Drug Enforcement Administration, the Immigration & Customs Enforcement, the Social Security Administration and the Department of Transportation. HC Realty’s portfolio properties contain approximately 663,000 leased rentable square feet located in 22 states. As of June 30, 2023, its portfolio properties are 98% leased to the United States government and occupied by 12 different federal government agencies. Based on leased rentable square feet, the portfolio has a weighted average remaining lease term of 9.2 years if none of the tenants’ early termination rights are exercised and 5.7 years if all of the tenants’ early termination rights are exercised.

Reinsurance Related

The Company, through the formation of White Rock USA Cell 47, previously engaged in providing another insurance company excess-of-loss reinsurance coverage related to catastrophic weather risk in Texas. The Company does not currently have any reinsurance contracts in-force during the six month period ended June 30, 2023; however, the Company may actively look to provide reinsurance coverage to other carriers as future opportunities arise.

Management Advisory Services Related

The Company, through its wholly-owned subsidiary HGMA, engages in providing management advisory services including formation, operational, and restructuring services.

Effective April 1, 2023, the Company, through HGMA, engages in providing management advisory services to a related captive managing general agency regarding its anticipated assumption of policies from Citizens Property Insurance Company.  The services include underwriting, modeling, and advising on the subset of potential policies selected for the proposed assumption.  The engagement is for six months from the effective date of the agreement at a monthly fee of $200,000.

Effective April 1, 2023, the Company, through HGMA, engages in providing management advisory services to a related reinsurance intermediary. The services include legal formation, licensure, regulatory approval, and other general operational services to allow the intermediary to adequately perform its business functions. The engagement is for twelve months from the effective date of the agreement at a monthly fee of $50,000.

For information about our reportable segments, refer to Note 9 Segment Information.

Developments Impacting Comparison of the Three- and Six-Month Periods ended June 30, 2023 and 2022

Effective August 1, 2022, Omega acquired substantially all the assets of Omega Title Florida, LLC (“OTF”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, the Company has determined that the transaction should be accounted for as a business combination. The acquisition allows Omega to expand into additional geographic areas of Florida and expand its footprint.

For information about our business combinations, refer to Note 12 Business Combinations.

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

The Company received a $7.4 million subordinated secured promissory note (the “Original Note”) from Stanley Furniture Company, LLC, formerly known as Churchill Downs, LLC (the “Buyer”), as partial consideration for the sale of substantially all of our assets to the Buyer during the first quarter of 2018 (the “Asset Sale”). On September 6, 2018, the Buyer sold certain of its assets (the “S&L Asset Sale”), including certain inventory and the Stone & Leigh tradename to Stone & Leigh, LLC (“S&L”), which is owned by a group which includes Matthew W. Smith, the Company’s former interim Chief Executive Officer. As a part of the S&L Asset Sale, the Buyer assigned to S&L certain of its rights and obligations under the Original Note. In connection with the assignment, the Company entered into an Amended and Restated Subordinated Secured Promissory Note with the Buyer (the “A&R Note”) and a new Subordinated Secured Promissory Note with S&L (the “S&L Note”). The A&R Note had a principal amount as of the assignment date of $3.3 million.

S&L Note

The S&L Note had a principal amount of $4.4 million as of the assignment date. The S&L Note matured on March 2, 2023, at which time the total principal amount became due. Interest on the S&L Note accrues at a fixed rate of 10% per annum. No cash interest payments were accrued or received during the three or six months ended June 30, 2023 and 2022.

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

The following table summarizes the Company’s investment in HC Realty as of June 30, 2023, and December 31, 2022 (in thousands):

	Ownership %		Investment in Affiliate Balance		Gain (loss) recorded in the Statements of Operations (b)
					For the Three Months Ended June 30,		For the Six Months Ended June 30,
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	2023	2022	2023	2022

HC Series B Stock (a)	22.49%	26.8%	$10,250	$10,250	$-	$-	$-	$-
HC Common Stock	3.56%	7.1%	473	600	77	(96)	(44)	(189)
Total	26.05%	33.9%	$10,723	$10,850	$77	$(96)	$(44)	$(189)

(a)

Represents investments in shares of HC Series B Stock with a basis of $10.25 million. Each share of HC Series B Stock can be converted into one share of HC Common Stock at a conversion price equal to the lesser of $9.10 per share or the fair market value per share of HC Common Stock, subject to adjustment upon the occurrence of certain events.

(b)

Gain (loss) from these investments is included in “Gain (loss) from affiliate” in the Unaudited Consolidated Statements of Operations. Since HC Realty is a REIT and not a taxable entity, the loss is not reported net of taxes.

The Company’s investment in HC Common Stock is accounted for under the equity method of accounting.

4.	Investments

The following table details investments by major investment category, at June 30, 2023 (in thousands):

	Cost or Adjusted/ Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Total
U.S. government and agency securities, held-to-maturity	$4,118	$-	$-	$4,118
Investments in limited partnership	1,000	-	-	1,000
Common stock	250	-	-	250
Total investments	$5,368	$-	$-	$5,368

The following table details investments by major investment category, at December 31, 2022 (in thousands):

	Cost or Adjusted/ Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Total
U.S. government and agency securities, held-to-maturity	$4,314	$-	$-	$4,314
Investments in limited partnership	1,000	-	-	1,000
Common stock	250	-	-	250
Total investments	$5,564	$-	$-	$5,564

The table below summarizes our fixed maturities at June 30, 2023 (dollars in thousands) by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$-	-%	$-	-%
Due after one year through five years	4,118	100.0	4,118	100.0
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Total	$4,118	100.0%	$4,118	100.0%

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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the New York Stock Exchange, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on June 30, 2023. Changes in interest rates subsequent to June 30, 2023 may affect the fair value of our investments.

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

All fixed-income securities are classified as held-to-maturity and are reported at amortized cost as of June 30, 2023 and December 31, 2022. The Company performs ongoing impairment evaluations, and we did not record any other then temporary impairments during the three or six months ended June 30, 2023 and 2022.

The Company’s other investments include investments in limited partnerships whose purpose is to invest capital in various growth-oriented enterprises. The Company does not have significant influence over any investee and the Company’s investment typically represents less than 5% of the investee’s ownership. These investments do not meet the criteria of accounting under the equity method.

The following table presents the fair value of our financial instruments measured on a recurring basis by level at June 30, 2023 (in thousands):

	Total	Level 1	Level 2	Level 3
Common stock	$250	$-	$-	$250
Investments in limited partnership	1,000	-	-	1,000
Investments, at fair value	1,250	-	-	1,250
U.S. government and agency securities, held-to-maturity	4,118	-	-	-
Total investments	$5,368	$-	$-	$1,250

The following table presents the fair value of our financial instruments measured on a recurring basis by level at December 31, 2022 (in thousands):

	Total	Level 1	Level 2	Level 3
Common stock	$250	$-	$-	$250
Investments in limited partnership	1,000	-	-	1,000
Investments, at fair value	1,250	-	-	1,250
U.S. government and agency securities, held-to-maturity	4,314	-	-	-
Total investments	$5,564	$-	$-	$1,250

The following table presents selected information regarding Level 3 assets and liabilities measured at fair value on a recurring basis during the six month period ended June 30, 2023 (in thousands):

	Investment in Common Stock	Investment in Limited Partnership	Total
Beginning balance	$250	$1,000	$1,250
Purchases	-	-	-
Total investments	$250	$1,000	$1,250

The following table presents selected information regarding Level 3 assets and liabilities measured at fair value on a recurring basis during the year ended December 31, 2022 (in thousands):

	Investment in Common Stock	Investment in Limited Partnership	Total
Purchases	$250	$1,000	$1,250
Total investments	$250	$1,000	$1,250

5.	Reserve for Title Claims

NCTIC’s reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through June 30, 2023. We continually update loss reserve estimates as new information becomes known, new loss patterns emerge or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses. Due to the uncertainty inherent in the process and to the judgment used by management, the ultimate liability may be greater or less than our current reserves. If actual claims loss development varies from what is currently expected and is not offset by other factors, it is possible that additional reserve adjustments may be required in future periods in order to maintain our recorded reserve within a reasonable range of our actuary's central estimate.

A reconciliation of the activity in the reserves account for the six month period ended June 30, 2023 and 2022 is as follows (in thousands):

	For the Six Months Ended	For the Six Months Ended
	June 30, 2023	June 30, 2022
Beginning Reserves	$287	$231

Provision for claims related to:
Current year	25	36
Prior years	-	-
Total provision for claim losses	25	36

Claims paid related to:
Current year	(53)	-
Prior years	-	-
Total title claims paid	(53)	-

Ending Reserves	$259	$267

At June 30, 2023, there were no reinsurance recoverables on paid claims or unpaid reserves.

For the six months ended June 30, 2023, there was no development of the net provision for claims attributable to insured events of the prior year as a result of estimation of the reserve for claims. Original estimates are decreased or increased as additional information becomes known regarding individual claims.

A summary of the Company’s loss reserves at June 30, 2023 and December 31, 2022 are as follows (in thousands):

	As of June 30, 2023	As of December 31, 2022
Known title claims	$8	$-
IBNR title claims	251	287
Total title claims	259	287
Non-title claims	-	-
Total title claims reserves	$259	$287

6.	Reinsurance

Certain premiums and benefits at NCTIC are ceded to other insurance companies under various reinsurance agreements. The reinsurance agreements provide NCTIC with increased capacity to write more risk and maintain its exposure to loss within its capital resources. For the six month period ended June 30, 2023, NCTIC's reinsurance program consisted of excess of loss reinsurance treaties. The following is a summary of the reinsurance coverage.

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

NCTIC’s reinsured risks are treated, to the extent of reinsurance, as though they are risks for which the Company is not liable. However, NCTIC remains contingently liable in the event the reinsuring companies do not meet their obligations under these reinsurance contracts. NCTIC uses a broker to place its reinsurance through Lloyd’s syndicates, a group of underwriters who work together to provide insurance coverage for a variety of risks. Chaucer Ltd (“Chaucer”) and Beazley Syndicate (“Beazley”) are each 50% participants in the Lloyd’s syndicate. As such, NCTIC has a concentration of reinsurance risk with these third party reinsurers that could have a material impact on NCTIC’s financial position in the event that either of these reinsurers fail to perform their obligations under the reinsurance treaty. As of June 30, 2023, both reinsurers had an A-issuer credit rating from AM Best, an AA- from Fitch, and an A+ from S&P. The Company monitors both the financial condition of individual reinsurers and risk concentration arising from similar activities and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. Given the quality of the reinsurers, management believes this possibility to be remote. See Note 5 Reserve for Title Claims for recoveries due from reinsurers relating to paid and unpaid claims under these treaties.

The effects of reinsurance on premiums written and earned at NCTIC are as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Direct title premiums	$1,081	$751	$1,925	$1,145
Ceded title premiums	(17)	(14)	(31)	(28)

Net title premiums	$1,064	$737	$1,894	$1,117

7.	Statutory Reporting

NCTIC's assets, liabilities, and results of operations have been reported in accordance with GAAP, which varies from statutory accounting practices (“SAP”) prescribed or permitted by insurance regulatory authorities. Prescribed SAP are found in a variety of publications of the National Association of Insurance Commissioners (“NAIC”), state laws and regulations, as well as through general practices. The principal differences between SAP and GAAP are that under SAP: (1) certain assets that are not admitted assets are eliminated from the balance sheet, (2) a supplemental reserve for claims is charged directly to unassigned surplus rather than provision for claims under GAAP, and (3) differences may arise in the computation of deferred income taxes. The Company must file with applicable state insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and stockholders' equity (called “surplus as regards policyholders” in statutory reporting).

8.	Segment Information

The Company has four reportable segments, title insurance services, reinsurance, management services, and real estate. The remaining immaterial segments have been combined into a group called “Corporate and Other.” The title insurance segment issues title insurance policies, which insures titles to real estate, and provides title agency services for residential and commercial real estate transactions. The real estate segment, through an affiliate investment in HC Realty, owns and operates a portfolio of single-tenant properties leased primarily to the U.S. government and administered by the U.S. General Services Administration or directly by the federal government agencies or sub-agencies occupying such properties.

Provided below is selected financial information about the Company’s operations by segment for the six months ended June 30, 2023 (in thousands):

	Title Insurance	Real Estate Related	Reinsurance Related	Management Services Related	Corporate and Other	Total
Insurance and other services revenue	$4,589	$-	$300	$756	$-	$5,645
Cost of revenues	(380)	-	-	-	-	(380)
Gross profit	$4,209	$-	$300	$756	$-	$5,265
Operating expenses	(5,485)	-	-	(419)	(809)	(6,713)
Other income and expenses	105	469	-	-	130	704
(Loss) income before income taxes	$(1,171)	$469	$300	$337	$(679)	$(744)

Total assets	$19,033	$10,723	$7,236	$1,293	$8,441	$46,726

Provided below is selected financial information about the Company’s operations by segment for the six months ended June 30, 2022 (in thousands):

	Title Insurance	Real Estate Related	Reinsurance Related	Management Services Related	Corporate and Other	Total
Insurance and other services revenue	$3,403	$-	$-	$-	$-	$3,403
Cost of revenues	(238)	-	-	-	-	(238)
Gross profit	$3,165	$-	$-	$-	$-	$3,165
Operating expenses	(3,847)	-	-	-	(566)	(4,413)
Other income and expenses	6	324	-	-	(22)	308
(Loss) income before income taxes	$(676)	$324	$-	$-	$(588)	$(940)

Total assets	$19,771	$11,179	$-	$-	$6,669	$37,619

Provided below is selected financial information about the Company’s operations by segment for the three months ended June 30, 2023 (in thousands):

	Title Insurance	Real Estate Related	Reinsurance Related	Management Services Related	Corporate and Other	Total
Insurance and other services revenue	$2,652	$-	$300	$753	$-	$3,705
Cost of revenues	(175)	-	-	-	-	(175)
Gross profit	$2,477	$-	$300	$753	$-	$3,530
Operating expenses	(3,057)	-	-	(419)	(427)	(3,903)
Other income and expenses	60	334	-	-	64	458
(Loss) income before income taxes	$(520)	$334	$300	$334	$(363)	$85

Total assets	$19,033	$10,723	$7,236	$1,293	$8,441	$46,726

Provided below is selected financial information about the Company’s operations by segment for the three months ended June 30, 2022 (in thousands):

	Title Insurance	Real Estate Related	Reinsurance Related	Management Services Related	Corporate and Other	Total
Insurance and other services revenue	$1,922	$-	$-	$-	$-	$1,922
Cost of revenues	(158)	-	-	-	-	(158)
Gross profit	$1,764	$-	$-	$-	$-	$1,764
Operating expenses	(1,990)	-	-	-	(281)	(2,271)
Other income and expenses	5	161	-	-	(22)	144
(Loss) income before income taxes	$(222)	$161	$-	$-	$(303)	$(363)

Total assets	$19,771	$11,179	$-	$-	$6,669	$37,619

9.	Income taxes

During the six months ended June 30, 2023, the Company recorded a non-cash credit to its valuation allowance of $168,000, increasing its valuation allowance against deferred tax assets to $7.9 million as of June 30, 2023.  The primary assets covered by this valuation allowance are net operating losses, which are approximately $37.8 million at June 30, 2023.  The Company did not make any cash payments for income tax in the six month period ended June 30, 2023 and 2022 due to its net operating loss carryforwards.

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

As of June 30, 2023, the Company has no deferred tax assets not covered by a valuation allowance.

Our effective tax rate for the three and six month periods ended June 30, 2023 was effectively 16.3% and 3.0%, respectively. Our effective tax rate for the three and six month periods ended June 30, 2022 was effectively 0% due to our net operating loss carryforwards.

10.	Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Weighted average shares outstanding for basic calculation	2,868	2,847	2,868	2,843
Add: Effect of dilutive stock awards	-	-	-	-

Weighted average shares outstanding, adjusted for diluted calculation	2,868	2,847	2,868	2,843

For the three and six month periods ended June 30, 2023 and 2022, there were no stock options or restricted stock awards outstanding.

On August 5, 2022, the Company’s board of directors (the “Board”) authorized the repurchase of up to $1.5 million of shares of the Company’s common stock. The authorization does not obligate the Company to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended, or discontinued at any time at the discretion of the Board. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to the Company’s cash requirements for other purposes, and other factors it deems relevant.

During the six months ended June 30, 2023, the Company repurchased 4,435 shares of common stock, at a weighted average price per share of $7.14. The total cost of shares repurchased, inclusive of fees and commissions, during the six month period ended June 30, 2023 was $31,762, or $7.16 per share.

During the three months ended June 30, 2023, the Company repurchased 4,265 shares of common stock, at a weighted average price per share of $7.14. The total cost of shares repurchased, inclusive of fees and commissions, during the three month period ended June 30, 2023 was $30,451, or $7.14 per share.

A reconciliation of the activity in Stockholders’ Equity accounts for the three and six months ended June 30, 2023, is as follows (in thousands):

	Common	Capital in Excess of	Retained	Noncontrolling
	Stock	Par Value	Earnings	Interest
Balance at January 1, 2023	$54	$30,491	$2,777	$104
Shares repurchased	-	-	(1)	-
Net loss	-	-	(799)	(39)
Balance at March 31, 2023	$54	$30,491	$1,977	$65
Shares repurchased	-		(32)	-
Net income (loss)	-	-	80	(8)
Balance at June 30, 2023	$54	$30,491	$2,025	$57

A reconciliation of the activity in Stockholders’ Equity accounts for the three and six months ended June 30, 2022, is as follows (in thousands):

	Common	Capital in Excess of	Retained	Noncontrolling
	Stock	Par Value	Deficit	Interest
Balance at January 1, 2022	$54	$30,450	$(942)	$-
Stock-based compensation expense	-	21	-	-
Net loss	-	-	(577)	-
Balance at March 31, 2022	$54	$30,471	$(1,519)	$-
Stock-based compensation expense	-	20	-	-
Net loss	-	-	(363)	-
Balance at June 30, 2022	$54	$30,491	(1,882)	$-

11.	Leases

Right-of-use assets and lease liabilities related to operating leases under ASC Topic 842, Leases (“ASC Topic 842”), are recorded when the Company and its subsidiaries are party to a contract, which conveys the right for it to control an asset for a specified period of time. Substantially all of our operating lease arrangements relate to rented office space and real estate for our title operations. We generally are not a party to any material contracts considered finance leases. Right-of-use assets and lease liabilities under ASC Topic 842 are recorded as Lease assets and Lease liabilities, respectively, on the Unaudited Consolidated Balance Sheets.

Our operating leases range in term from one to three years. As of June 30, 2023, the weighted-average remaining lease term of our operating leases was 2.65 years.

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

The lease liability is determined by discounting future lease payments using a discount rate based on our incremental borrowing rate for similar collateralized borrowing. The discount rate is calculated using estimates of capitalization rates and borrowing rates. As of June 30, 2023, the weighted-average discount rate used to determine our operating lease liability was 6.0%.

Lease expense included in general and administrative expenses on the Unaudited Consolidated Statements of Operations was $177,000 and $172,000 for the three months ended June 30, 2023, and 2022, respectively, and $403,000 and $326,000 for the six months ended June 30, 2023, and 2022, respectively.

Future payments under operating lease arrangements accounted for under ASC Topic 842 for each twelve month period following June 30, 2023 are as follows (in thousands):

2024	$346
2025	229
2026	100
2027	52
2028	21
Total lease payments, undiscounted	$748
Less: present value discount	(55)
Lease liabilities, at present value	$693

12.	Revenue from Contracts with Customers

ASC 606, Revenue from Contracts with Customers, requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance does not apply to revenue associated with insurance contracts (including title insurance policies), financial instruments and lease contracts; and therefore, is primarily applicable to the following Company revenue categories.

Escrow and other title-related fees – The Company’s title insurance segment recognizes commission revenue and fees related to items such as searches, settlements, commitments, and other ancillary services. Escrow and other title-related fees are recognized as revenue at the time of the related transactions as the earnings process, or performance obligation, is then considered to be complete.

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

The fair value of assets acquired and liabilities assumed represent the final allocation.

The following table presents the unaudited pro forma financial information as if OTF had been included in the Company’s financial results as of January 1, 2022, through the date of acquisition (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2022	2022
Revenues	$2,965	$5,488
Net income	$(350)	$(820)

14.	Goodwill and Intangible Assets

Goodwill

As of June 30, 2023, the Company recognized $4.5 million in goodwill as the result of the acquisition of 50% of TAV on September 1, 2021, and an additional $2.0 million in goodwill as a result of the business combination with OTF on August 1, 2022.  The fair value of goodwill as of the date of acquisition, a Level 3 input, was principally based on values obtained from public and private market comparisons. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company did not record any goodwill impairment losses during the three or six months ended June 30, 2023 and 2022.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on our Unaudited Consolidated Balance Sheets (in thousands):

	June 30,	December 31,
	2023	2022
Intangible assets subject to amortization	$304	$342
Total	$304	$342

Intangible assets subject to amortization consisted of the following as of June 30, 2023 (dollars in thousands):

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Noncompetition agreement	4.3	$372	$(68)	$304
Total		$372	$(68)	$304

No impairment in the value of amortizing intangible assets was recognized during the three or six months ended June 30, 2023.

Amortization expense of our intangible assets for the three and six month periods ended June 30, 2023, was $17,000 and $38,000, respectively.

Estimated amortization expense of the intangible assets to be recognized by the Company during the remainder of 2023 and over the next five years is as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense
Remaining in 2023	$37
2024	74
2025	74
2026	74
2027	45
Total	$304

15.	Uncertainties

The demand for the Company’s title insurance services is dependent primarily on the volume of residential and commercial real estate transactions. The volume of these transactions historically has been influenced by such factors as mortgage interest rates, inventory, affordability, availability of financing and the overall state of the economy. The Federal Reserve raised the federal funds rate a total of seven times throughout 2022, and four times in 2023 as of the filing date of this Quarterly Report on Form 10-Q, resulting in a current range from 5.25% to 5.50%. It is expected that the Federal Reserve may continue to increase the federal funds rate during 2023 to, among other things, control inflation. Should the Federal Reserve continue to raise rates in the future, this will likely result in further increases in market interest rates. Typically, when interest rates are increasing or when the economy is experiencing a downturn, real estate activity declines. As a result, the title insurance industry tends to experience decreased revenues and earnings, and potentially increased title claims experience.

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

As of June 30, 2023, the Company has not experienced any adverse impacts to the payment of HC Common Stock and HC Series B Stock dividends.

16.	Subsequent Events

As disclosed in a Current Report on Form 8-K filed by FedNat Holding Company (“FedNat”) with the SEC on December 12, 2022, on December 11, 2022, FedNat and certain of its wholly owned subsidiaries, including FedNat Underwriters, Inc. (“FNU”), filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida in order to maximize value for all stakeholders.  As part of the Chapter 11 process, FedNat will evaluate all strategic alternatives to maximize value for stakeholders, whether that be a reorganization of its business or a sale of its assets.

On January 26, 2023, the United States Bankruptcy Court for the Southern District of Florida, Ft. Lauderdale Division, entered an order (the “Order”) granting a motion from the debtors (including FNU) pursuant to Section 365(a) of the Bankruptcy Code authorizing such debtors to reject that certain Management Advisory Services Agreement dated and effective as of July 1, 2022 (the “Advisory Services Agreement”) between HGMA and FNU. Based on the Order, the Advisory Services Agreement is deemed rejected as of December 12, 2022.

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

On July 27, 2023, FNU and HGMA, amongst other parties, entered into a settlement agreement (the “Settlement Agreement”) addressing both claims identified herein. In the Settlement Agreement, FNU and HGMA agreed that the cumulative amount allowed for both proofs of claim shall be $1,109,771.   On August 11, 2023, the United States Bankruptcy Court for the Southern District  of Florida, Ft. Lauderdale Division, entered an order (the “Settlement Order”) approving the Settlement Agreement. The total amount recovered for the proofs of claim is subject to successful execution of the proposed Chapter 11 plan by FedNat and its affiliates, including FNU.

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

As of June 30, 2023, our sources of income include earnings from our title insurance subsidiaries, reinsurance premiums earned, management service fees earned and dividends on our HC Common Stock and HC Series B Stock. The Company believes that the revenue generated from these sources and cash on hand is sufficient to fund operating expenses for at least 12 months from the date of the accompanying Unaudited Consolidated Financial Statements.

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

The industry as a whole saw a decline in total real estate transactions in 2022, largely due to higher mortgage interest rates. Mortgage rates remained abnormally high after emergency actions taken by the Federal Reserve to substantially increase its benchmark interest rate in the final three quarters of 2022, in an attempt to slow the quarter over quarter inflation. The Federal Reserve raised the federal funds rate a total of seven times throughout 2022 and four times in 2023 as of the filing date of this Quarterly Report on Form 10-Q, resulting in a current range from 5.25% to 5.50%. It is expected that the Federal Reserve may continue to increase the federal funds rate during 2023 to, among other things, control inflation. Should the Federal Reserve continue to raise rates in the future, this will likely result in further increases in market interest rates. Per the MBA’s Mortgage Finance Forecast, interest rates on a Freddie Mac 30-year, fixed rate mortgage averaged 6.4% in the first quarter of 2023 as compared to 3.9% in the first quarter of 2022.

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

Results from Operations

Comparison of Three and Six Months Ended June 30, 2023 to Three and Six Months Ended June 30, 2022

The Company generated dividend income of $257,000 and $513,000 for the three and six month periods ended June 30, 2023 and 2022, respectively. Dividend income relates primarily to the HC Common Stock and HC Series B Stock held by the Company.

As a result of the Company’s title insurance operations, the Company generated title premium and other title fee revenue of $2.7 million and $4.6 million for the three and six month periods ended June 30, 2023, respectively, compared to $1.9 million and $3.4 million for the three and six month periods ended June 30, 2022, respectively.  The title insurance subsidiaries’ cost of revenue consists primarily of a provision for title claim losses and underwriting expenses, which primarily consist of commissions to title agencies.  The title insurance operating expenses consist primarily of personnel expenses, office and technology expenses and professional fees. Operating expenses for the three and six month periods ended June 30, 2023 were $3.0 million and $5.7 million, respectively, consisting primarily of $2.0 million and $3.7 million in wages, $258,000 and $484,000 of rent expense, and $456,000 and $590,000 in professional and legal fees, respectively.  Operating expenses for the three and six month periods ended June 30, 2022 were $2.0 million and $3.85 million, respectively, consisting primarily of $1.3 million and $2.5 million in wages, $172,000 and $326,000 of rent expense, and $220,000 and $532,000 in professional and legal fees, respectively.

Corporate general and administrative expenses are not directly allocable to any of our reporting segments and consist primarily of wages and personnel costs, legal and professional fees, insurance expense, and stock based compensation. Corporate general and administrative expenses incurred were $427,000 and $810,000 for the three and six month periods ended June 30, 2023, respectively, compared to $281,000 and $566,000 for the three and six month periods ended June 30, 2022, respectively. General and administrative expenses for the three and six month periods ended June 30, 2023 consisted of $164,000 and $221,000 of professional fees, $143,000 and $326,000 of wages and personnel costs, and $120,000 and $263,000 of other operating expenses, respectively. General and administrative expenses for the three and six month periods ended June 30, 2022 consisted of $63,000 and $188,000 of professional fees, $63,000 and $125,000 of wages and personnel costs, $20,000 and $41,000 of stock based compensation expense, and $135,000 and $212,000 of other operating expenses, respectively.

Our effective tax rate for the three and six month periods ended June 30, 2023 was effectively 16.3% and 3.0%, respectively. Our effective tax rate for the three and six month periods ended June 30, 2022 was effectively 0% due to our net operating loss carryforwards.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand, earnings from our title insurance subsidiaries, and dividends from our HC Common Stock and HC Series B Stock. At June 30, 2023, we had $8.8 million in cash and an additional $12.3 million in restricted cash, substantially all of which is cash held in escrow for title insurance transactions. A portion of our unrestricted and restricted cash is currently held in savings accounts earning interest at approximately 4.4% annually. We also received quarterly dividends on our HC Realty Common Stock and HC Series B Stock at annual rates of 5.5% and 10%, respectively, during the three and six months ended June 30, 2023.

We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.

Cash flows from operating activities differ from net income due to adjustments for non-cash items, such as gains and losses on investments and affiliates, the timing of disbursements for taxes, claims and other accrued liabilities, and collections or changes in receivables and other assets. Net cash provided by operations for the six month period ended June 30, 2023 of $5.9 million consisted of dividends on our HC Common Stock of $83,000, dividends on our HC Series B Stock of $513,000, and an increase of $6.7 million in escrow liabilities on the title insurance subsidiaries, partially offset primarily by personnel costs of $4.1 million, title policy software, processing and printing costs of $351,000, office rent of $484,000 and legal and professional fees of $590,000. Net cash used in operations for the six month period ended June 30, 2022 of $1.3 million primarily consisted of personnel costs of $2.2 million, title policy software, processing and printing costs of $466,000, office rent of $326,000 and legal and professional fees of $511,000, partially offset by revenue from our title operations, dividends on our HC Common Stock of $83,000, dividends on our HC Series B Stock of $512,000, and a decrease of $165,000 in escrow liabilities on the title insurance subsidiaries.

Cash flows from investing activities differ from net income due to adjustments such as purchases and sales of plant, property, and equipment, purchases and proceeds from sales of investments. Net cash provided by investing activities for the six month period ended June 30, 2023 was $151,000 consisted of proceeds of the maturity of securities of $201,000 offset by purchases of equipment of $50,000. Net cash used in investing activities for the six month period ended June 30, 2022, was $2.03 million consisting of $204,000 of proceeds from the sale of assets offset by $89,000 purchases of equipment and $2.145 million of securities.

Cash flows from financing activities differ from net income due to adjustments such as loan proceeds, payments of principal on outstanding loans, capital contributions, dividends to shareholders, and the repurchase of outstanding shares of common stock. Cash flows used in financing activities for the six month period ended June 30, 2023 consisted of $33,000 related to the repurchase of shares of common stock. There was no cash flow used in financing activities for the six month period ended June 30, 2022.

Critical Accounting Policies

Our critical accounting policies and estimates are provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the year ended December 31, 2022. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the six months ended June 30, 2023.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2023 was conducted under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2023, were effective at the reasonable assurance level.

Changes in internal controls over financial reporting.

Changes in internal controls over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Fednat Underwriters, Inc. Bankruptcy & Related Proof of Claim

As disclosed in a Current Report on Form 8-K filed by FedNat Holding Company (“FedNat”) with the SEC on December 12, 2022, on December 11, 2022, FedNat and certain of its wholly owned subsidiaries, including FedNat Underwriters, Inc. (“FNU”), filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida in order to maximize value for all stakeholders.  As part of the Chapter 11 process, FedNat will evaluate all strategic alternatives to maximize value for stakeholders, whether that be a reorganization of its business or a sale of its assets.

On January 26, 2023, the United States Bankruptcy Court for the Southern District of Florida, Ft. Lauderdale Division, entered an order (the “Order”) granting a motion from the debtors (including FNU) pursuant to Section 365(a) of the Bankruptcy Code authorizing such debtors to reject that certain Management Advisory Services Agreement dated and effective as of July 1, 2022 (the “Advisory Services Agreement”) between HGMA and FNU. Based on the Order, the Advisory Services Agreement is deemed rejected as of December 12, 2022.

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

On July 27, 2023, FNU and HGMA, amongst other parties, entered into a settlement agreement (the “Settlement Agreement”) addressing both claims identified herein. In the Settlement Agreement, FNU and HGMA agreed that the cumulative amount allowed for both proofs of claims shall be $1,109,771.   On August 11, 2023, the United States Bankruptcy Court for the Southern District  of Florida, Ft. Lauderdale Division, entered an order (the “Settlement Order”) approving the Settlement Agreement. The total amount recovered for the proofs of claim is subject to successful execution of the proposed Chapter 11 plan by FedNat and its affiliates, including FNU.

Anchor Title Litigation

During the second quarter of 2023, one of the Company’s subsidiaries, Omega National Title Agency, LLC (“Omega”), became involved in litigation in the United States District Court of the Northern District of Florida. The case, instituted by Anchor Title & Escrow, LLC (“Anchor”) raises issues arising from Omega hiring former employees of said entity. While Anchor’s first two complaints were dismissed by the Court, the current pleading, and Anchor’s second amended complaint, asserts that Omega misappropriated trade secrets and violated the Florida Uniform Trade Secret Act amongst other counts. Omega has retained outside counsel and the Company believes that there is no merit to the any claims being made against Omega. Therefore, the Company believes it is unlikely that the case will result in a material adverse effect on the Company’s financial statements.

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

The following table summarizes the Company’s repurchase activity under the share repurchase program for the three months ended June 30, 2023.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
April 2023	256	$7.20	256	$1,475,951
May 2023	505	$6.93	505	$1,472,464
June 2023	3,504	$7.16	3,504	$1,447,430
Total	4,265	$7.14	4,265	$1,447,430

ITEM 6.  Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (Commission File No. 001-34964) filed August 6, 2021).

3.2	By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed November 20, 2017).

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

31.1	Certification by Steven A. Hale II, our Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2

Certification by Justin H. Edenfield, our Principal Financial and Accounting Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Steven A. Hale II, our Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of Justin H. Edenfield, our Principal Financial and Accounting Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	Inline XBRL INSTANCE DOCUMENT (1)

101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT (1)

101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE (1)

101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE (1)

101.LAB	Inline XBRL TAXONOMY EXTENSION LABELS LINKBASE (1)

101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE (1)

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101) (1)

(1)	Filed herewith
(2)	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2023	HG HOLDINGS, INC.
By: /s/ Justin H. Edenfield
Name: Justin H. Edenfield
Title: Principal Financial and Accounting Officer