Form 10-Q
period 2023-09-30
HG Holdings, Inc.
filed 2023-11-14
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, 2,862,369 shares of common stock of HG Holdings, Inc., par value $0.02 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HG HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash	$9,247	$9,458
Restricted cash	11,438	5,547
Investments	5,334	5,314
Accounts receivables	152	106
Interest and dividend receivables	289	335
Prepaid expenses and other current assets	346	301
Total current assets	26,806	21,061

Property, plant and equipment, net	143	156
Lease assets	595	698
Investments in related parties	10,860	11,100
Goodwill	6,492	6,492
Intangible assets, net	286	342
Other assets	865	1,254
Total assets	$46,047	$41,103

LIABILITIES
Current liabilities:
Accounts payable	$102	$167
Accrued salaries, wages and benefits	428	169
Lease liabilities, current portion	294	292
Escrow liabilities	11,387	5,497
Other accrued expenses	365	525
Total current liabilities	12,576	6,650

Long-term liabilities:
Reserve for title claims	295	287
Unearned premiums	-	300
Lease liabilities	308	411
Other long-term liabilities	27	29
Total long-term liabilities	630	1,027
Total liabilities	13,206	7,677

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 35,000,000 shares authorized and 2,863,228 and 2,863,228 shares issued and outstanding, respectively	53	54
Capital in excess of par value	30,491	30,491
Retained earnings	2,259	2,777
Total stockholders’ equity	32,803	33,322
Noncontrolling interests	38	104
Total equity	32,841	33,426
Total liabilities and stockholders’ equity	$46,047	$41,103

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

Revenues:
Net premiums written	$954	$3,857	$3,148	$4,975
Commission revenue	554	626	1,866	1,814
Escrow and other title fees	694	531	2,077	1,628
Management fees from related parties	747	846	1,503	846
Total revenues	2,949	5,860	8,594	9,263

Cost of revenues:
Underwriting expenses	40	35	222	145
Provision for title claim losses	37	35	171	111
Search and other fees	34	21	98	74
Total cost of revenues	111	91	491	330

Gross underwriting profit	2,838	5,769	8,103	8,933

Operating expenses:
General and administrative expenses	(3,086)	(2,810)	(9,799)	(7,223)

Other income/expenses:
Net investment income	588	287	1,318	803
Other (expense) income	(3)	2	15	6
Gain on sale of assets	-	-	-	123
Net loss from investments in related parties	(99)	(108)	(143)	(297)
Loss on impairment	-	(297)	-	(443)

Income (loss) from operations before income taxes	238	2,843	(506)	1,902

Income tax expense	16	-	38	-

Net income (loss)	222	2,843	(544)	1,902
Net loss attributable to noncontrolling interests	(29)	(21)	(76)	(21)
Net income (loss) after noncontrolling interests	$251	$2,864	$(468)	$1,923

Basic and diluted net income (loss) per share:
Net income (loss) – basic	$0.09	$1.00	$(0.16)	$0.67
Net income (loss) – diluted	$0.09	$1.00	$(0.16)	$0.67

Weighted average shares outstanding:
Basic	2,865	2,873	2,868	2,852
Diluted	2,865	2,873	2,868	2,852

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2023	2022

Net (loss) income after noncontrolling interests	$(468)	$1,923
Net loss attributable to noncontrolling interests	(76)	(21)
Net (loss) income from operations	(544)	1,902
Adjustments to reconcile net (loss) income from operations to net cash flows from operating activities:
Depreciation expense	65	63
Amortization expense	56	13
Stock compensation expense	-	41
Dividends on HC Realty common stock	83	124
Income from investment in limited partnership	(214)	-
Amortization of premium and accretion of discount, net	(6)	-
Net loss from investments in related parties	189	297
Gain on sale of assets	-	(123)
Impairment loss on subordinated notes receivable	-	443
Changes in assets and liabilities:
Prepaid expenses and other current assets	3	(169)
Accounts receivable	(46)	(182)
Deferred tax assets and other assets	389	(232)
Accounts payable	(65)	16
Accrued salaries, wages, and benefits	258	91
Unearned premium reserve	(300)	3,315
Escrow liabilities	5,890	5,276
Reserve for title claims	8	63
Other accrued expenses	(160)	31
Other long-term liabilities	(2)	(86)
Net cash provided by operations	5,604	10,883

Cash flows from investing activities:
Purchases of property, plant, and equipment	(50)	(90)
Purchases of investments	-	(4,363)
Purchases of investments in related parties	(33)	-
Proceeds from redemptions of fixed-income securities	200	-
Proceeds from sale of assets	-	204
Investment in a business combination	-	(2,300)
Net cash provided by (used in) investing activities	117	(6,549)

Cash flows from financing activities:
Repurchase of shares of common stock	(51)	-
Issuance of noncontrolling interest	10	-
Net cash used in financing activities	(41)	-

Net increase in cash and restricted cash	5,680	4,334
Cash and restricted cash at beginning of period	15,005	20,093
Cash and restricted cash at end of period	$20,685	$24,427

Cash	$9,247	$11,048
Restricted cash	11,438	13,379
Cash and restricted cash	$20,685	$24,427

Supplemental Information:
Dividends on investment in related parties	$768	$768

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation and Nature of Operations

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. However, the Company (as defined below) believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. In addition, the year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. In the opinion of the Company, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Operating results for the interim periods reported herein may not be indicative of the results expected for the year. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s latest Annual Report on Form 10-K filed with the SEC on March 30, 2023 (the “2022 Form 10-K”).

HG Holdings, Inc., together with its consolidated subsidiaries (the “Company,” “we,” ‘us” or “our”), operates through its subsidiaries, National Consumer Title Insurance Company (“NCTIC”), National Consumer Title Group, LLC (“NCTG”), Title Agency Ventures, LLC (“TAV”), HG Managing Agency, LLC (“HGMA”), Omega National Title Agency, LLC (“ONTA” or “Omega”), Omega National Title of Florida, LLC (“ONF”) and Omega National Title of Pensacola, LLC (“ONP”), and through an affiliated investment in HC Government Realty Trust, Inc., a Maryland corporation (“HC Realty”).

Description of the Business

Title Insurance

The Company engages in issuing title insurance through its subsidiary, NCTIC, and providing title agency services through its subsidiaries, NCTG, TAV, ONTA, ONF and ONP. Through NCTIC, the Company underwrites land title insurance for owners and mortgagees as the primary insurer. The Company currently only provides title insurance services in the State of Florida.

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

In conducting its title insurance operations, the Company often holds customers’ assets in escrow, pending completion of real estate transactions. This cash is presented as restricted cash on the Company’s Consolidated Balance Sheets. The Company records an offsetting escrow liability given that we are liable for the disposition of these escrowed funds.

Real Estate

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

The Company currently owns 300,000 shares of HC Realty’s Common Stock (the “HC Common Stock”) and 1,025,000 shares of HC Realty’s 10.00% Series B Cumulative Convertible Preferred Stock (the “HC Series B Stock”). As of September 30, 2023, the Company owns approximately 26.05% of the voting interest of HC Realty.

As of September 30, 2023, HC Realty owned 35 Government Properties, comprised of 33 Government Properties that it owns and 2 Government Properties that it owns subject to a ground lease, each of which is leased to the United States government and occupied by tenant agencies and sub-agencies such as the Federal Bureau of Investigation, the Department of Veterans Affairs, the Drug Enforcement Administration, the Immigration & Customs Enforcement, the Social Security Administration and the Department of Transportation. HC Realty’s portfolio properties contain approximately 663,000 leased rentable square feet located in 22 states. As of September 30, 2023, its portfolio properties are 98% leased to the United States government and occupied by 12 different federal government agencies. Based on leased rentable square feet, the portfolio has a weighted average remaining lease term of 9.1 years if none of the tenants’ early termination rights are exercised and 5.6 years if all of the tenants’ early termination rights are exercised.

Reinsurance

The Company, through the formation of White Rock USA Cell 47, previously engaged in providing another insurance company excess-of-loss reinsurance coverage related to catastrophic weather risk in Texas. The Company does not currently have any reinsurance contracts in-force during the nine month period ended September 30, 2023; however, the Company may actively look to provide reinsurance coverage to other carriers as future opportunities arise.

Management Advisory Services

The Company, through its wholly-owned subsidiary HGMA, engages in providing management advisory services including formation, operational, and restructuring services.

Effective April 1, 2023, the Company, through HGMA, engaged in providing management advisory services to a related captive managing general agency regarding its anticipated assumption of policies from Citizens Property Insurance Company. The services included underwriting, modeling, and advising on the subset of potential policies selected for the proposed assumption. The engagement was for six months from the effective date of the agreement at a monthly fee of $200,000 and expired September 30, 2023.

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

Developments Impacting Comparison of the Three- and Nine-Month Periods ended September 30, 2023 and 2022

Effective August 1, 2022, Omega acquired substantially all the assets of Omega Title Florida, LLC (“OTF”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 (“ASC Topic 805”), the Company has determined that the transaction should be accounted for as a business combination. The acquisition allowed Omega to expand into additional geographic areas of Florida and expand its footprint. For information about our business combinations, refer to Note 13 Business Combinations.

2.	Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as described in its 2022 Form 10-K.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments in ASU 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendment was effective for public entities for annual reporting periods beginning after December 15, 2022. The Company has adopted ASU 2016-13 with no related impact to the consolidated financial statements.

Reclassifications

Certain comparative figures have been reclassified to conform to the current quarter presentation.

3.	Investments in Related Parties

The following table summarizes the Company’s investment in HC Realty as of September 30, 2023, and December 31, 2022 (in thousands, except ratios):

	Ownership %		Carrying Value		Loss recorded in the Consolidated Statements of Operations(b)
					For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	2023	2022	2023	2022

HC Series B Stock(a)	22.49%	26.8%	$10,250	$10,250	$-	$-	$-	$-
HC Common Stock	3.56%	7.1%	328	600	(145)	(108)	(189)	(297)
Total	26.05%	33.9%	$10,578	$10,850	$(145)	$(108)	$(189)	$(297)

(a)

Represents investments in shares of HC Series B Stock with a basis of $10.25 million. Each share of HC Series B Stock has voting rights on an as converted basis and can be converted into shares of HC Common Stock at a conversion ratio equal to $10.00 per share divided by the lesser of $9.10 per share or the fair market value per share of HC Common Stock, subject to adjustment upon the occurrence of certain events.

(b)

Loss from these investments is included in “Net loss from investments in related parties” in the Unaudited Consolidated Statements of Operations. Since HC Realty is a REIT and not a taxable entity, the loss is not reported net of taxes.

The Company’s investment in HC Common Stock is accounted for under the equity method of accounting as the Company has concluded it has a significant influence over the investee. The HC Series B Stock is not deemed to be in-substance common stock and is accounted for under cost adjusted for market observable events less impairment method.

As a result of the Company’s holding in HC Realty, the Company includes the following summarized income statement information of HC Realty for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Total revenue	$5,378	$4,082	$15,545	$12,126
Total expense	8,993	6,330	25,032	18,100
Net loss	$(3,615)	$(2,248)	$(9,487)	$(5,974)

The Company’s other investments in related parties were $282,000 and $250,000 as of September 30, 2023, and December 31, 2022, respectively, and include investments in limited liability companies and corporations. These investments do not meet the criteria for accounting under the equity method and are accounted for under cost adjusted for market observable events less impairment method. As of September 30, 2023, the Company had total receivables from these related parties of $36,000 and payables of $121,000. As of December 31, 2022, the Company had total receivables and payables from these related parties of $191,000 and $0, respectively.  During the three and nine month periods ended September 30, 2023, the Company received $46,000 of distributions from other investments in related parties, which are included in “Net loss from investments in related parties” in the Unaudited Consolidated Statements of Operations.  No distributions were received from other investments in related parties during the three and nine month periods ended September 30, 2022.

4.	Investments

The following table details investments by major investment category, other than investments in related parties, at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Fair Value	Cost/Amortized Cost, Net	Fair Value	Cost/Amortized Cost, Net
U.S. government and agency securities, held-to-maturity(1)	$4,051	$4,120	$4,242	$4,314
Investment in limited partnership, at net asset value(2)	1,214	1,214	1,000	1,000
Total investments	$5,265	$5,334	$5,242	$5,314

(1)	Our held-to-maturity investment portfolio is reported at amortized cost, net of valuation allowance. All securities within the portfolio are rated AA+ by Standard & Poor’s Rating Services (“S&P”).
(2)

As of September 30, 2023, there are no unfunded commitments related to the investment in limited partnership. This limited partnership invests in property catastrophe risk through customized reinsurance solutions. The underlying assets of the limited partnership are one year or less in duration and the Company’s proceeds may be redeemed or reinvested annually. Changes in net asset value of the investment in limited partnership are included in Net investment income on the Company’s Statement of Operations.

Held to Maturity

The following tables provide the amortized cost, gross unrealized investment gains (losses), and fair value of the Company’s held-to-maturity securities as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities, held-to-maturity	$4,120	$-	$(69)	$4,051

	December 31, 2022
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities, held-to-maturity	$4,314	$-	$(72)	$4,242

The table below summarizes our fixed-income securities at September 30, 2023 (dollars in thousands) by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$2,048	49.7%	$2,026	50.0%
Due after one year through five years	2,072	50.3	2,025	50.0
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Total	$4,120	100.0%	$4,051	100.0%

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

Where available, we estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the New York Stock Exchange, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable.

Our fixed-income securities are classified as held-to-maturity and are reported at amortized cost as of September 30, 2023 and December 31, 2022. The Company performs ongoing impairment evaluations, and we did not record any current expected credit losses (CECL) during the three or nine months ended September 30, 2023 and 2022, as U.S. government and agency securities are assumed to have no risk of non-payment.

The disclosed fair value of our fixed -income securities is initially calculated by a third-party pricing service. Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of proprietary models, produce valuation information in the form of a single fair value for individual fixed-income and other securities for which a fair value has been requested. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, liquidity spreads, currency rates and other information, as applicable. Credit and liquidity spreads are typically implied from completed transactions and transactions of comparable securities. Valuation service providers also use proprietary discounted cash flow models that are widely accepted in the financial services industry and similar to those used by other market participants to value the same financial information. The valuation models take into account, among other things, market observable information as of the measurement date, as described above, as well as the specific attributes of the security being valued, including its term, interest rate, credit rating, industry sector and, where applicable, collateral quality and other issue or issuer specific information. Executing valuation models effectively requires seasoned professional judgment and experience.

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value for which fair value is disclosed (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total Fair Value	Carrying Value(1)
U.S. government and agency securities, held-to-maturity	$-	$4,051	$-	$4,051	$4,120

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value	Carrying Value(1)
U.S. government and agency securities, held-to-maturity	$-	$4,242	$-	$4,242	$4,314

(1)

The carrying value measurements in the tables above do not equal Investments on our Consolidated Balance Sheets as they exclude the Company's investment in limited partnership carried at NAV (as defined below) as a practical expedient.

The Company has elected the practical expedient for fair value for its investment in limited partnership which is estimated based on our share of the net asset value (“NAV”) of the limited partnership, as provided by the independent fund administrator. The Company’s share of the NAV represents the Company’s proportionate interest in the members’ equity of the limited partnership.

The Company’s investments in related parties are accounted for either under the equity method of accounting or, where they do not meet the criteria of accounting under the equity method, under cost adjusted for market observable events less impairment method. For information about the Company’s investments in related parties, refer to Note 3 Investments in Related Parties.

5.	Subordinated Note Receivable

On September 6, 2018, the Company entered into a Subordinated Secured Promissory Note in the principal amount of $4.4 million (the “S&L Note”) with Stone & Leigh, LLC (“S&L”). The S&L Note matured on March 2, 2023, at which time the total principal amount became due. Interest on the S&L Note accrues at a fixed rate of 10% per annum. No cash interest payments were accrued or received during the three or nine months ended September 30, 2023 and 2022.

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

NCTIC’s reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through September 30, 2023. We continually update loss reserve estimates as new information becomes known, new loss patterns emerge or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses. Due to the uncertainty inherent in the process and to the judgment used by management, the ultimate liability may be greater or less than our current reserves.  If actual claims loss development varies from what is currently expected and is not offset by other factors, it is possible that additional reserve adjustments may be required in future periods in order to maintain our recorded reserve within a reasonable range of our actuary's central estimate.

A reconciliation of the activity in the reserves account for the nine month period ended September 30, 2023 and 2022 is as follows (in thousands):

	For the Nine Months Ended	For the Nine Month Ended
	September 30, 2023	September 30, 2022
Beginning Reserves	$287	$231

Provision for claims related to:
Current year	171	63
Prior years	-	-
Total provision for claim losses	171	63

Claims paid related to:
Current year	(163)	-
Prior years	-	-
Total title claims paid	(163)	-

Ending Reserves	$295	$294

At September 30, 2023, there were no reinsurance recoverables on paid claims or unpaid reserves.

For the nine months ended September 30, 2023, there was no development of the net provision for claims attributable to insured events of the prior year as a result of estimation of the reserve for claims. Original estimates of ultimate loss exposures are decreased or increased as additional information becomes known during the adjustment process regarding individual claims.

A summary of the Company’s loss reserves at September 30, 2023 and December 31, 2022 is as follows (in thousands):

	As of September 30, 2023	As of December 31, 2022
Known title claims	$8	$3
IBNR title claims	287	284
Total title claims	295	287
Non-title claims	-	-
Total title claims reserves	$295	$287

7.	Reinsurance

Certain premiums and benefits at NCTIC are ceded to other insurance companies under various reinsurance agreements. The reinsurance agreements provide NCTIC with increased capacity to write more risk and maintain its exposure to loss within its capital resources. For the nine month period ended September 30, 2023, NCTIC's reinsurance program consisted of excess of loss reinsurance treaties. The following is a summary of the reinsurance coverage.

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

NCTIC’s reinsured risks are treated, to the extent of reinsurance, as though they are risks for which the Company is not liable. However, NCTIC remains contingently liable in the event its reinsurers do not meet their obligations under these reinsurance contracts. NCTIC uses a broker to place its reinsurance through Lloyd’s syndicates, a group of underwriters who work together to provide insurance coverage for a variety of risks. Chaucer Syndicates Ltd. (“Chaucer Syndicates”) and Beazley Syndicate (“Beazley”) are each 50% participants in the Lloyd’s syndicate. As such, NCTIC has a concentration of reinsurance risk with these third-party reinsurers that could have a material impact on NCTIC’s financial position in the event that either of these reinsurers fail to perform their obligations under the reinsurance treaty. As of September 30, 2023, Chaucer Syndicates was rated A (excellent) by A.M. Best, A+ (strong) by Standard & Poor’s and AA- (very strong) by Fitch. Beazley was rated A by A.M. Best, A+ by Standard & Poor’s and A+ by Fitch. The Company monitors the financial condition of individual reinsurers, risk concentration arising from similar activities as well as economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. Given the quality of the reinsurers, management believes this possibility to be remote. At September 30, 2023, there were no reinsurance recoverables on paid claims or unpaid reserves.

The effects of reinsurance on premiums written and earned by NCTIC are as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Direct title premiums	$969	$556	$2,894	$1,701
Ceded title premiums	(15)	(14)	(46)	(41)

Net title premium	$954	$542	$2,848	$1,660
Reinsurance premium(1)	-	3,315	300	3,315
Net premiums written	$954	$3,857	$3,148	$4,975

(1)

The Company did not have any written reinsurance contracts in-force during the three and nine month periods ended September 30, 2023. During the three and nine month periods ended September 30, 2022, the Company had written an excess-of-loss reinsurance contract related to catastrophic weather risk in Texas. This cover expired December 31, 2022.

8.	Statutory Reporting and Requirements

NCTIC's assets, liabilities, and results of operations have been reported in accordance with U.S. GAAP, which varies from statutory accounting practices (“SAP”) prescribed or permitted by insurance regulatory authorities. Prescribed SAP are found in a variety of publications of the National Association of Insurance Commissioners (“NAIC”), state laws and regulations, as well as through general practices. The principal differences between SAP and U.S. GAAP are that under SAP: (1) certain assets that are not admitted assets are eliminated from the balance sheet, (2) a supplemental reserve for claims is charged directly to unassigned surplus rather than provision for claims under U.S. GAAP, and (3) differences may arise in the computation of deferred income taxes. The Company must file with applicable state insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and stockholders' equity (called “surplus as regards policyholders” in statutory reporting).

NCTIC is subject to regulations and standards of the Florida Office of Insurance Regulation (“FLOIR”). These standards and regulations include a requirement that the insurance entities domiciled in the State of Florida maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid by the insurance entities to the parent company. As of September 30, 2023, NCTIC’s statutory surplus is $6.2 million and exceeded the minimum of $3.0 million required by the State of Florida for title insurance companies. The maximum amount of dividends which can be paid by State of Florida insurance companies to shareholders without prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus. Cash dividends may only be paid out of accumulated surplus funds derived from net operating profits and realized capital gains not exceeding 10% of such surplus in any one year, although there are no restrictions on cash dividend payments out of profits and gains derived during the immediately preceding year. For the nine months ended September 30, 2023 and 2022, no dividends were paid from NCTIC to the Company.

9.	Segment Information

The Company has four reportable segments: title insurance, real estate, reinsurance, and management advisory services. The remaining immaterial segments have been combined into a group called “Corporate and Other.” See Note 1, “Basis of Presentation and Nature of Operations” for a description of the Company’s segments.

Provided below is selected financial information about the Company’s operations by segment for the three months ended September 30, 2023 (in thousands):

	Title Insurance	Real Estate	Reinsurance	Management Advisory Services	Corporate and Other	Total
Insurance and other services revenue	$2,203	$-	$-	$746	$-	$2,949
Cost of revenues	(111)	-	-	-	-	(111)
Gross profit	$2,092	$-	$-	$746	$-	$2,838
Operating expenses	(2,678)	-	-	(313)	(95)	(3,086)
Other income and expenses	74	110	-	-	302	486
(Loss) income before income taxes	$(512)	$110	$-	$433	$207	$238

Total assets	$18,372	$10,578	$7,236	$1,204	$8,657	$46,047

Provided below is selected financial information about the Company’s operations by segment for the three months ended September 30, 2022 (in thousands):

	Title Insurance	Real Estate	Reinsurance	Management Advisory Services	Corporate and Other	Total
Insurance and other services revenue	$1,699	$-	$3,315	$846	$-	$5,860
Cost of revenues	(91)	-	-	-	-	(91)
Gross profit	$1,608	$-	$3,315	$846	$-	$5,769
Operating expenses	(2,231)	-	(40)	(200)	(339)	(2,810)
Other income and expenses	32	148	-	-	(296)	(116)
(Loss) income before income taxes	$(592)	$148	$3,275	$646	$(634)	$2,843

Total assets	$17,320	$11,029	$6,630	$646	$14,068	$49,693

Provided below is selected financial information about the Company’s operations by segment for the nine months ended September 30, 2023 (in thousands):

	Title Insurance	Real Estate	Reinsurance	Management Advisory Services	Corporate and Other	Total
Insurance and other services revenue	$6,791	$-	$300	$1,503	$-	$8,594
Cost of revenues	(491)	-	-	-	-	(491)
Gross profit	$6,300	$-	$300	$1,503	$-	$8,103
Operating expenses	(8,162)	-	-	(732)	(905)	(9,799)
Other income and expenses	179	579	-	-	432	1,190
(Loss) income before income taxes	$(1,683)	$579	$300	$771	$(473)	$(506)

Total assets	$18,372	$10,578	$7,236	$1,204	$8,657	$46,047

Provided below is selected financial information about the Company’s operations by segment for the nine months ended September 30, 2022 (in thousands):

	Title Insurance	Real Estate	Reinsurance	Management Advisory Services	Corporate and Other	Total
Insurance and other services revenue	$5,102	$-	$3,315	$846	$-	$9,263
Cost of revenues	(330)	-	-	-	-	(330)
Gross profit	$4,772	$-	$3,315	$846	$-	$8,933
Operating expenses	(6,079)	-	(40)	(200)	(904)	(7,223)
Other income and expenses	38	472	-	-	(318)	192
(Loss) income before income taxes	$(1,269)	$472	$3,275	$646	$(1,222)	$1,902

Total assets	$17,320	$11,029	$6,630	$646	$14,068	$49,693

10.	Income taxes

During the nine months ended September 30, 2023, the Company recorded a non-cash credit to its valuation allowance of $80,000, increasing its valuation allowance against deferred tax assets to $7.5 million as of September 30, 2023.  The primary assets covered by this valuation allowance are net operating losses, which approximate $34.6 million at September 30, 2023.  The Company did not make any cash payments for income tax in the nine month period ended September 30, 2023 and 2022 due to its net operating loss carryforwards.

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

As of September 30, 2023, the Company has no deferred tax assets not covered by a valuation allowance.

The Company’s effective tax rate for the three and nine month periods ended September 30, 2023 was 7% and (8%), respectively. The Company’s effective tax rate for the three and nine month periods ended September 30, 2022 was 0% due to our net operating loss carryforwards.

11.	Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Weighted average shares outstanding for basic calculation	$2,865	$2,873	$2,868	$2,852
Add: Effect of dilutive stock awards	-	-	-	-

Weighted average shares outstanding, adjusted for diluted calculation	$2,865	$2,873	$2,868	$2,852

For the three and nine month periods ended September 30, 2023 and 2022, there were no stock options or restricted stock awards outstanding.

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

During the three months ended September 30, 2023, the Company repurchased 2,669 shares of common stock, at a weighted average price per share of $7.10. The total cost of shares repurchased, inclusive of fees and commissions, during the three month period ended September 30, 2023 was $18,000 or $7.12 per share.

During the nine months ended September 30, 2023, the Company repurchased 7,104 shares of common stock, at a weighted average price per share of $7.13. The total cost of shares repurchased, inclusive of fees and commissions, during the nine month period ended September 30, 2023 was $51,000, or $7.15 per share.

A reconciliation of the activity in Stockholders’ Equity accounts for the three and nine months ended September 30, 2023, is as follows (in thousands):

	Common	Capital in Excess of	Retained	Noncontrolling
	Stock	Par Value	Earnings	Interest
Balance at January 1, 2023	$54	$30,491	$2,777	$104
Shares repurchased	-	-	(1)	-
Stock-based compensation expense	-	-	-	-
Net loss	-	-	(799)	(39)
Balance at March 31, 2023	$54	$30,491	$1,977	$65
Shares repurchased	-	-	(32)	-
Stock-based compensation expense	-	-	-	-
Net income (loss)	-	-	80	(8)
Balance at June 30, 2023	$54	$30,491	$2,025	$57
Shares repurchased	(1)	-	(17)	-
Issuance of noncontrolling interest(1)	-	-	-	10
Net income (loss)	-	-	251	(29)
Balance at September 30, 2023	$53	$30,491	$2,259	$38

(1)

In July 2023, the Company completed its capitalization of Omega National Title of Florida, LLC and Omega National Title of Pensacola, LLC, in which Omega National Title Agency, LLC, a consolidated subsidiary of the Company, now owns 51% of the membership interests, respectively. The Company has a controlling financial interests in these entities and has consolidated the results of these subsidiaries in its consolidated financial statements.

A reconciliation of the activity in Stockholders’ Equity accounts for the three and nine months ended September 30, 2022, is as follows (in thousands):

	Common	Capital in Excess of	Retained	Noncontrolling
	Stock	Par Value	Deficit	Interest
Balance at January 1, 2022	$54	$30,450	$(942)	$-
Shares repurchased	-	-	-	-
Stock-based compensation expense	-	21	-	-
Net loss	-	-	(577)	-
Balance at March 31, 2022	$54	$30,471	$(1,519)	$-
Shares repurchased	-	-	-	-
Stock-based compensation expense	-	20	-	-
Net loss	-	-	(363)	-
Balance at June 30, 2022	$54	$30,491	$(1,882)	$-
Shares repurchased	-	-	-	-
Issuance of noncontrolling interest	-	-	-	185
Net income (loss)	-	-	2,864	(21)
Balance at September 30, 2022	$54	$30,491	$982	$164

During the three and nine months ended September 30, 2023, the Company did not declare or pay any dividends to its holders of common stock.

12.	Revenue from Contracts with Customers

ASC 606, Revenue from Contracts with Customers, requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance does not apply to revenue associated with insurance contracts (including title insurance policies), financial instruments and lease contracts; and therefore, is primarily applicable to the following Company revenue categories:

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

The following table presents the unaudited pro forma financial information as if OTF had been included in the Company’s financial results as of January 1, 2022, through the date of acquisition (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Revenues	$1,279	$5,310
Net loss	$(112)	$(503)

14.	Goodwill and Intangible Assets

Goodwill

The Company historically recognized $4.5 million in goodwill as the result of the acquisition of 50% of TAV on September 1, 2021, and an additional $2.0 million in goodwill as a result of the business combination with OTF on August 1, 2022.  The fair value of goodwill as of the date of these acquisitions was principally based on Level 3 inputs, such as values obtained from public and private market comparisons. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company did not record any goodwill impairment losses during the three or nine months ended September 30, 2023 and 2022.  The Company’s goodwill is allocated to the Title Insurance Segment.  See Note 1, “Basis of Presentation and Nature of Operations” for a description of the Company’s segments and Note 9, “Segment Information” for allocation of assets to the Company’s segments.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on our Unaudited Consolidated Balance Sheets (in thousands):

	September 30,	December 31,
	2023	2022
Intangible assets subject to amortization	$286	$342
Total	$286	$342

Intangible assets subject to amortization consisted of the following as of September 30, 2023 (dollars in thousands):

	Weighted-average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Noncompetition agreement	3.8	$372	$(86)	$286
Total		$372	$(86)	$286

No impairment in the value of intangible assets was recognized during the three or nine months ended September 30, 2023.

Amortization expense of the intangible assets for the three and nine month periods ended September 30, 2023, was $18,000 and $56,000, respectively. Amortization expense of the intangible assets for both the three and nine month periods ended September 30, 2022, was $12,000.

Estimated amortization expense of the intangible assets to be recognized by the Company during the remainder of 2023 and over the next five years is as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense
Remaining in 2023	$19
2024	74
2025	74
2026	74
2027	45
Total	$286

15.	Uncertainties

The demand for the Company’s title insurance services is dependent primarily on the volume of residential and commercial real estate transactions. The volume of these transactions historically has been influenced by such factors as mortgage interest rates, inventory, affordability, availability of financing and the overall state of the economy. The Federal Reserve raised the federal funds rate a total of seven times throughout 2022, and four times in 2023 as of the filing date of this Quarterly Report on Form 10-Q, resulting in a current range from 5.25% to 5.50%. While the Federal Reserve declined to raise the federal funds rate on September 20, 2023, interest rates are expected to remain at an elevated level in the near-term to, among other things, control inflation. Should the Federal Reserve continue to raise rates in the future, this will likely result in further increases in market interest rates. Typically, when interest rates are increasing or when the economy is experiencing a downturn, real estate activity declines. As a result, the title insurance industry tends to experience decreased revenues and earnings, and potentially increased title claims experience.

A shortage in the supply of homes for sale, increasing home prices, rising mortgage interest rates, inflation and disrupted labor markets created some volatility in the residential real estate market in 2021 and 2022, which has continued thus far throughout 2023. Additionally, recent geopolitical uncertainties have created elevated volatility in the global economy. The Company is unable to predict the ultimate impact of such disruptions and geopolitical uncertainties.

The Company continues to evaluate the impact of these uncertainties on its operational and financial performance, specifically the impact on HC Realty, and NCTIC and Omega’s operations.

As of September 30, 2023, the Company has not experienced any adverse impacts regarding the receipt of HC Common Stock and HC Series B Stock dividends.

16.	Commitments and Contingencies

Litigation

The Company’s subsidiaries are parties to legal actions incidental to their business. As of September 30, 2023, management believed that the resolution of these matters would not materially affect our financial condition or results of operations.

Anchor Title Litigation

During the second quarter of 2023, one of the Company’s subsidiaries, Omega, became involved in litigation in the United States District Court of the Northern District of Florida.  The case, instituted by Anchor Title & Escrow, LLC (“Anchor”), raises issues arising from Omega hiring former employees of Anchor.  While Anchor’s first two complaints were dismissed by the Court, the current pleading, and Anchor’s second amended complaint, asserts that Omega misappropriated trade secrets and violated the Florida Uniform Trade Secret Act amongst other counts.

On October 10, 2023, all parties entered into a compromised Settlement Agreement (“Anchor Settlement Agreement”) in which Anchor agreed to dismiss the lawsuit with prejudice, Omega admitted no fault or liability and received a full release from Anchor.  The monetary amount conveyed to Anchor as part of the Anchor Settlement Agreement does not and will not result in a material adverse effect on the Company’s financial statements.

Fednat Underwriters, Inc. Bankruptcy & Related Proof of Claim

As disclosed in a Current Report on Form 8-K filed by FedNat Holding Company (“FedNat”) with the SEC on December 12, 2022, on December 11, 2022, FedNat and certain of its wholly-owned subsidiaries, including FedNat Underwriters, Inc. (“FNU”), filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida in order to maximize value for all stakeholders.  As part of the Chapter 11 process, FedNat will evaluate all strategic alternatives to maximize value for stakeholders, whether that be a reorganization of its business or a sale of its assets.

On January 26, 2023, the United States Bankruptcy Court for the Southern District of Florida, Ft. Lauderdale Division, entered an order (the “Order”) granting a motion from the debtors (including FNU) pursuant to Section 365(a) of the Bankruptcy Code authorizing such debtors to reject that certain Management Advisory Services Agreement dated and effective as of July 1, 2022 (the “Advisory Services Agreement”) between HGMA and FNU. Based on the Order, the Advisory Services Agreement was deemed rejected as of December 12, 2022.

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

On July 27, 2023, FNU and HGMA, amongst other parties, entered into a settlement agreement (the “Settlement Agreement”) addressing both claims identified herein.  In the Settlement Agreement, FNU and HGMA agreed that the cumulative amount allowed for both proofs of claims shall be $1,109,771. On August 11, 2023, the United States Bankruptcy Court for the Southern District of Florida, Ft. Lauderdale Division, entered an order approving the Settlement Agreement.  The total amount recovered for the proofs of claim is subject to successful execution of the Chapter 11 plan by FedNat and its affiliates, including FNU.

Hollie Drive Litigation

In November 2019, we received notice that the Company and Stanley Furniture Company, LLC (the “Buyer”), the purchaser of substantially all of the Company’s assets during the first quarter of 2018 (the “Asset Sale”), were defendants in a pending case in the Circuit Court for Henry County, Virginia.  The case, which had been instituted on September 18, 2019 by Hollie Drive Associates, LLC (“Hollie”), raises issues arising from the purported breach of a lease for warehouse space in Henry County, Virginia, which is owned by Hollie and was previously rented by the Company.  The relevant lease was assigned to the Buyer in connection with the Asset Sale.  The complaint asserts that the Buyer breached various provisions of the lease including failure to make certain rental payments and failure to pay for certain clean-up and reconstruction after the Buyer vacated the property. The complaint seeks damages in the amount of approximately $555,000 and attorney’s fees.  Hollie named the Company as a party because the Company was the original tenant under the lease.  Under the asset purchase agreement entered into in connection with the Asset Sale, the Buyer agreed to assume and indemnify the Company against post-closing liabilities arising under the lease including those asserted in the complaint.  The Buyer’s filings in the case do not dispute the obligation to indemnify the Company for any damages awarded in the case.  Based upon discussions with the Buyer and documents produced to date by Hollie, it appears Hollie has asserted damages greatly exceeding the likely recovery in the case.  Given the relatively low damages amount and the Buyer’s indemnity obligation, the Company believes it is not probable the case will result in a material adverse effect on its financial statements.

Leases

Right-of-use assets and lease liabilities related to operating leases under ASC Topic 842, Leases (“ASC Topic 842”), are recorded when the Company and its subsidiaries are party to a contract, which conveys the right for it to control an asset for a specified period of time. Substantially all of our operating lease arrangements relate to rented office space and real estate for our title operations. The Company is not a party to any material contracts considered finance leases. Right-of-use assets and lease liabilities under ASC Topic 842 are recorded as Lease assets and Lease liabilities, respectively, on the Unaudited Consolidated Balance Sheets.

The Company’s operating leases range in term from one to five years. As of September 30, 2023, the weighted-average remaining lease term of our operating leases was 2.54 years.

The Company’s lease agreements do not contain material variable lease payments, buyout options, residual value guarantees or restrictive covenants.

Most of the Company’s leases include one or more options to renew, with renewal terms that can extend the lease term by varying amounts. The exercise of lease renewal options is at our sole discretion.  We do not include options to renew in our measurement of lease assets and lease liabilities as they are not considered reasonably assured of exercise as of September 30, 2023.

The lease liability is determined by discounting future lease payments using a discount rate based on the Company’s incremental borrowing rate for similar collateralized borrowing. The discount rate is calculated using estimates of capitalization rates and borrowing rates. As of September 30, 2023, the weighted-average discount rate used to determine our operating lease liability was 6.0%.

Lease expense included in general and administrative expenses on the Unaudited Consolidated Statements of Operations was $336,000 and $197,000 for the three months ended September 30, 2023, and 2022, respectively, and $739,000 and $523,000 for the nine months ended September 30, 2023, and 2022, respectively.

Future minimum rental commitments as of September 30, 2023 under these leases are expected to be as follows (in thousands):

Remainder of 2023	$85
2024	295
2025	155
2026	65
2027	48
Total lease payments, undiscounted	$648
Less: present value discount	(46)
Lease liabilities, at present value	$602

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying Unaudited Consolidated Financial Statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the audited consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023. The terms the “Company”, “we”, “our” or “us” refer to HG Holdings, Inc., together with its consolidated subsidiaries, and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our accompanying Unaudited Consolidated Financial Statements and the notes thereto.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” “could,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include the occurrence of events that negatively impact the Company’s liquidity in such a way as to limit or eliminate the Company’s ability to use its cash on hand to fund further asset acquisitions, an inability on the part of the Company to identify additional suitable businesses to acquire or develop, and the occurrence of events that negatively impact the title insurance operations of the Company’s subsidiaries and/or the business or assets of HC Realty and the value of our investment in HC Realty. Any forward-looking statement speaks only as of the date of this filing and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

Overview

For a description of our business, including descriptions of segments and recent business developments, see the discussion in Note 1 Basis of Presentation and Nature of Operations – Description of the Business in the accompanying Unaudited Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I, Item 2.

As of September 30, 2023, our sources of income include earnings from our title insurance subsidiaries, management service fees earned and dividends on HC Realty’s Common Stock (the “HC Common Stock”) and HC Realty’s 10.00% Series B Cumulative Convertible Preferred Stock (the “HC Series B Stock”). The Company believes that the revenue generated from these sources and cash on hand is sufficient to fund operating expenses for at least 12 months from the date of the accompanying Unaudited Consolidated Financial Statements.

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

The Mortgage Bankers Association (“MBA”) announced in October 2023 that purchase originations are forecast to increase 11% in 2024. By loan count, total mortgage origination volume is also expected to increase by 19%, to 5.2 million loans in 2024 from 4.4 million loans expected in 2023.

The industry as a whole saw a decline in total real estate transactions in 2022 and through the first quarter of 2023, largely due to higher mortgage interest rates. Mortgage rates remained abnormally high after emergency actions taken by the Federal Reserve to substantially increase its benchmark interest rate in the final three quarters of 2022, in an attempt to slow the quarter over quarter inflation. The Federal Reserve raised the federal funds rate a total of seven times throughout 2022 and four times in 2023 as of the filing date of this Quarterly Report on Form 10-Q, resulting in a current range from 5.25% to 5.50%. While the Federal Reserve declined to raise the federal funds rate on September 20, 2023, interest rates are expected to remain at an elevated level in the near-term to, among other things, control inflation. Should the Federal Reserve continue to raise rates in the future, this will likely result in further increases in market interest rates. Per the MBA’s Mortgage Finance Forecast, interest rates on a Freddie Mac 30-year, fixed rate mortgage averaged 6.5% in the second quarter of 2023 as compared to 5.3% in the second quarter of 2022. MBA’s baseline forecast is for mortgage rates to end 2024 at 6.1% and reach 5.5% at the end of 2025, as Treasury rates decline and as the spread narrows.

A shortage in the supply of homes for sale, increasing home prices, rising mortgage interest rates, inflation and disrupted labor markets created some volatility in the residential real estate market in 2021 and 2022, which has continued thus far throughout 2023. Additionally, recent geopolitical uncertainties have created elevated volatility in the global economy.

Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space and occupancy rates in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Commercial real estate transaction volume is also often linked to the availability of financing. Factors including U.S. tax reform and a shift in U.S. monetary policy have had, and are expected to have, varying effects on availability of financing in the U.S. Lower corporate and individual tax rates, and corporate tax-deductibility of capital expenditures have provided increased capacity and incentive for investments in commercial real estate.

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

Recent Bank Failures

In March 2023, three banks in the United States were placed into receivership by a federal banking regulator.  In addition, in late March 2023, a large international financial institution suffering distress was forced by its principal regulator to be acquired by its rival. These events may cause financial institutions to reduce their lending, which in turn could adversely affect our ability to access capital markets for our liquidity needs and/or cause our cost of capital to increase.

We will endeavor to limit uninsured deposits that we have with banks.  Nevertheless, if a bank in which we hold funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds.

Results from Operations

(in thousands)

	Three Months Ended			Nine Months Ended
	September 30, 2023	September 30, 2022	Change	September 30, 2023	September 30, 2022	Change
Net title premium written	$954	$542	$412	$2,848	$1,660	$1,188
Reinsurance written	-	3,315	(3,315)	300	3,315	(3,015)
Commissions and fees revenue	1,995	2,003	(8)	5,446	4,288	1,158
Total revenue	2,949	5,860	(2,911)	8,594	9,263	(669)
Cost of revenues	(111)	(91)	(20)	(491)	(330)	(161)
Gross profit	$2,838	$5,769	$(2,931)	$8,103	$8,933	$(830)
Operating expenses	(3,086)	(2,810)	(276)	(9,799)	(7,223)	(2,576)
Other income (expenses)	486	(116)	602	1,190	192	998
Income (loss) before income taxes	$238	$2,843	$(2,605)	$(506)	$1,902	$(2,408)

Comparison of Three and Nine Months Ended September 30, 2023 to Three and Nine Months Ended September 30, 2022

The Company’s underwriting results were primarily influenced by a growth of the net title premium to $1.0 million and $2.8 million for the three and nine month periods ended September 30, 2023, respectively, from $0.5 million and $1.7 million for the three and nine month periods ended September 30, 2022, respectively, offset by cancellation of the reinsurance coverage written in 2022. The Company’s commissions and fees revenue was relatively flat for the three months ended September 30, 2023, as compared to the same period in 2022, and grew $1.2 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily as a result of the acquisition of OTF that was effective August 1, 2022.

The Company’s cost of revenue consists primarily of a provision for title claim losses and underwriting expenses, which primarily consist of commissions to title agencies. Cost of revenue increased to $111,000 and $491,000 for the three and nine month periods ended September 30, 2023, respectively, compared to $91,000 and $330,000, for the three and nine month periods ended September 30, 2022, respectively. This increase corresponded to growth in title business.

The Company’s operating expenses primarily consist of general and administrative expenses such as personnel expenses, office and technology expenses, and professional fees. General and administrative expenses for the three and nine month periods ended September 30, 2023 were $3.1 million and $9.8 million, respectively, compared to $2.8 million and $7.2 million for the three and nine month periods ended September 30, 2022, respectively. The increase in general and administrative expenses was primarily attributable to higher personnel expense.

Other income primarily consists of interest income, dividend income and change in the net asset value of investment in limited partnership. The Company generated dividend income of $255,000 and $768,000 for the three and nine month periods ended September 30, 2023 and 2022, respectively. Dividend income relates primarily to the HC Common Stock and HC Series B Stock held by the Company.

Our effective tax rate for the three and nine month periods ended September 30, 2023 was 7.0% and (8.0%), respectively. Our effective tax rate for the three and nine month periods ended September 30, 2022 was effectively 0% due to our net operating loss carryforwards.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand, earnings from our title insurance subsidiaries, and dividends from our HC Common Stock and HC Series B Stock. At September 30, 2023, we had $9.2 million in cash and an additional $11.4 million in restricted cash, substantially all of which is cash held in escrow for title insurance transactions. A portion of our unrestricted and restricted cash is currently held in savings accounts earning interest at approximately 4.8% annually. We also received quarterly dividends on our HC Common Stock and HC Series B Stock at annual rates of approximately 3% and 10%, during the three and nine months ended September 30, 2023, respectively. We believe that the sources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.

Cash Flows

(in thousands)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net cash provided by operations	$5,604	$10,883
Net cash provided by (used in) investing activities	117	(6,549)
Net cash used in financing activities	(41)	-
Net increase in cash and restricted cash	5,680	4,334
Cash and restricted cash at beginning of period	$15,005	$20,093
Cash and restricted cash at end of period	$20,685	$24,427

Cash flows from operating activities differ from net income due to adjustments for non-cash items, such as gains and losses on investments, the timing of disbursements for taxes, claims and other accrued liabilities, and collections or changes in receivables and other assets. Net cash provided by operations of $5.6 million differs from operating results for the nine month period ended September 30, 2023 primarily due to an increase of $5.9 million in escrow liabilities on the title insurance subsidiaries. Net cash provided by operations of $10.9 million differs from operating results for the nine month period ended September 30, 2022 primarily due to a $3.3 million increase in reinsurance unearned premiums related to 2022 reinsurance coverage written and an increase in title escrow liabilities of $5.3 million.

Cash flows from investing activities differ from net income due to adjustments such as purchases and sales of plant, property, and equipment, purchases and proceeds from sales of investments. Net cash provided by investing activities for the nine month period ended September 30, 2023 of $117,000 consisted of proceeds from the redemption of securities of $200,000, offset by purchases of investments in related parties of $33,000 and purchases of equipment of $50,000. Net cash used in investing activities for the nine month period ended September 30, 2022 of $6.5 million primarily consisted of $4.4 million related to the purchase of investments and $2.3 million related to the purchase of OTF.

Cash flows from financing activities differ from net income due to adjustments such as loan proceeds, payments of principal on outstanding loans, capital contributions, dividends to stockholders, repurchase of outstanding shares of common stock, and changes in noncontrolling interest. Cash flows used in financing activities for the nine month period ended September 30, 2023 was $41,000 and consisted of $51,000 related to the repurchase of shares of common stock offset by $10,000 provided by minority shareholders in exchange for an interest in a consolidated subsidiary. There was no cash flow used in financing activities for the nine month period ended September 30, 2022.

Critical Accounting Policies

Our critical accounting policies and estimates are provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the year ended December 31, 2022. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three and nine months ended September 30, 2023.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2023 was conducted under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2023, were effective at the reasonable assurance level.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

The information required for this Part II, Item 1 is incorporated by reference to the discussion under the heading “Litigation” in Note 16 Commitments and Contingencies in the accompanying Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

The following table summarizes the Company’s repurchase activity under the share repurchase program for the three months ended September 30, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
July 2023	808	$7.25	808	$1,441,585
August 2023	1,055	$7.29	1,055	$1,433,913
September 2023	806	$6.76	806	$1,428,483
Total	2,669	$7.10	2,669	$1,428,483

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

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
(2)

In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2023	HG HOLDINGS, INC.
By: /s/ Justin H. Edenfield
Name: Justin H. Edenfield
Title: Principal Financial and Accounting Officer