Form 10-K
period 2023-12-31
HG Holdings, Inc.
filed 2024-03-28
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act, (check one):

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing price on the over-the-counter market on the Over-The-Counter Quotation Bureau ("OTCQB") on June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter:  $13.2 million.

As of March 26, 2024 there were 2,861,547 outstanding shares of the Registrant’s Common Stock.

Documents incorporated by reference:  None

PART I

Item 1.         Business

General

HG Holdings, Inc. (together with its consolidated subsidiaries, the “Company,” “we,” “us,” “our,” “it,” and “its”) operates through its wholly owned subsidiaries, National Consumer Title Insurance Company (“NCTIC”), National Consumer Title Group, LLC (“NCTG”), Title Agency Ventures, LLC (“TAV”), HG Managing Agency, LLC (“HGMA”), Omega National Title Agency, LLC (“ONTA” or “Omega”), Omega National Title of Florida, LLC (“ONF”) and Omega National Title of Pensacola, LLC (“ONP”), and through an affiliated investment in HC Government Realty Trust, Inc., a Maryland corporation (“HC Realty”).

The Company engages in the business of providing title insurance through its subsidiary, NCTIC, and providing title agency services through its subsidiaries, NCTG, TAV, ONTA, ONF and ONP. Through NCTIC, the Company underwrites land title insurance for owners and mortgagees as the primary insurer. The Company mainly provides title insurance services in the state of Florida.

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

The Company is also engaged in real estate related activities through its equity investments in HC Realty, reinsurance business and management services.

The Company was originally incorporated in Delaware in 1984 under the name Stanley Furniture Company, Inc. Until March 2, 2018, we were a leading design, marketing and distribution resource in the upscale segment of the wood residential furniture market. On March 2, 2018, we sold substantially all our assets (the “Asset Sale”) to Stanley Furniture Company LLC, formerly known as Churchill Downs LLC (the “Buyer”), and changed our name to HG Holdings, Inc.

Title Insurance Segment

Our title insurance segment issues title insurance policies and provides title agency services for residential and commercial real estate transactions. This segment also provides closing and/or escrow services to facilitate real estate transactions.

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

Title Insurance Policies.     Title insurance policies insure the interests of owners or lenders against defects in the title to real property. These defects include adverse ownership claims, liens, encumbrances or other matters affecting title. Title insurance policies generally are issued at the request of a preliminary title report or commitment, which documents the current title to the property and any exceptions and/or limitations. The preliminary title report or commitment includes specific exceptions and/or limitations (i.e., the existence of easements, restrictions, rights of way, conditions, encumbrances or other matters affecting the title to, or use of, real property), which the title agent determines through a search of public records and prior title policies.

The beneficiaries of title insurance policies generally are real estate buyers and mortgage lenders. A title insurance policy indemnifies the named insured and certain successors in interest against certain title defects, liens and encumbrances existing as of the date of the policy and not specifically excluded from its provisions. The policy typically provides coverage for the real property mortgage lender in the amount of its outstanding mortgage loan balance and for the buyer in the amount of the purchase price of the property. The potential for claims under a title insurance policy issued to a mortgage lender generally ceases upon repayment of the mortgage loan. The potential for claims under a title insurance policy issued to a buyer generally ceases upon the sale or transfer of the insured property. A title insurer, however, generally does not know when a property has been sold or refinanced except when it issues the replacement coverage. Due to these factors, the total liability of a title underwriter on outstanding policies cannot be precisely determined.

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

Premiums.     The premium for title insurance is typically due and earned in full when the real estate transaction is closed. Premiums generally are calculated with reference to the policy amount. The premium charged by a title insurer or an agent is subject to regulation in most areas. Such regulations vary from jurisdiction to jurisdiction. In the state of Florida, where a majority of our title insurance policies are issued, the state insurance regulator promulgates title insurance rates.

Escrow and Other Title Fees.     In addition to fees for underwriting title insurance policies, we derive a significant amount of our revenues from escrow and other title-related services, including closing. The escrow and other services provided include all of those typically required in connection with residential and commercial real estate purchases and refinancing activities. These fees are earned when the title policy is issued. Escrow and other title fees included in our title insurance segment represented approximately 30% of the total title insurance segment revenues in  2023.

Title Insurance Operations

Overview.     The Company issues a majority of its title insurance policies in Florida, through its home office and through a network of affiliated and independent title agents. In the state of Florida, issuing agents are independent agents or subsidiaries of community and regional mortgage lending institutions, depending on local customs and regulations.

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

The substantial majority of our title insurance business is dependent upon the overall level of residential and commercial real estate activity and mortgage markets, which are cyclical and seasonal.  Residential purchase activity is typically slower in the winter months with increased volumes in the spring and summer months and is sensitive to interest rates. Refinance activity is not seasonal, but is generally correlated with changes in interest rates and general economic cycles. Commercial real estate volumes are less sensitive to changes in interest rates than residential real estate volumes, but fluctuate based on local supply and demand conditions and financing availability. Commercial real estate historically has elevated activity towards the end of the year. However, changes in general economic conditions in the United States and abroad can cause fluctuations in these traditional patterns of real estate activity, and changes in the general economic conditions in a geography can cause fluctuations in these traditional patterns of real estate activity in that geography. The Company’s revenues from title insurance premiums in future periods are likely to fluctuate due to these and other factors which are beyond management’s control.

Distribution, Sales and Marketing.     We distribute our title insurance policies and related products and services through our direct and agent (affiliated and independent) channels. In our direct channel, the distribution of our policies and related products and services occurs through sales representatives located throughout our geographic footprint. Title insurance policies issued, and other products and services delivered through this channel are primarily delivered in connection with sales and refinances of residential and commercial real property.

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

Reserves for Title Claims.     We reserve for claim losses associated with title insurance policies based upon historical loss patterns and other factors. The reserve for incurred but not reported (“IBNR”) claims, together with the reserve for known claims, reflects management’s best estimate of the total costs required to settle all current and future claims on title insurance policies. We continually update loss reserve estimates as new information becomes known, new loss patterns emerge or as other contributing factors are considered and incorporated into the analysis of reserve for title claim losses. Due to the uncertainty inherent in the process and to the judgment used by management, the ultimate liability may be greater or less than our current reserves. If actual claims loss development varies from what is currently expected and is not offset by other factors, it is possible that additional reserve adjustments may be required in future periods in order to maintain our recorded reserve within a reasonable range of our actuary's central estimate.

Reinsurance.     Within our title insurance segment, we limit our maximum loss by reinsuring risk of loss with other insurers (“reinsurers”) under reinsurance agreements. In these reinsurance arrangements, the primary insurer retains a certain amount of risk under a policy and cedes the remainder of the risk under the policy to the reinsurer.  In exchange for accepting the risk of loss, the primary insurer pays the reinsurer premiums and benefits.  The primary insurer generally remains liable to its insured for the total risk, but is reinsured for a portion of the total risk under the terms of the reinsurance agreement.

Competition.     Competition for title insurance, escrow and other title services is based primarily on service, quality, price, customer relationships and the ease of access and use of the products. The number of competing companies and the size of such companies vary significantly by geographic regions. The four largest title insurance companies typically maintain greater than 80% of the market for title insurance in the United States. In our principal market, competitors include other major title underwriters such as Fidelity National Financial, Inc., First American Financial Corporation, Old Republic International Corporation, Stewart Information Services Corporation, Westcor Land Title Insurance Company, and WFG National Title Insurance Company, as well as other regional title insurance companies, underwritten title companies and independent agency operations. Certain title insurers may have greater financial resources, larger distribution networks and more diverse offerings and geographic footprint than us. The addition or removal of regulatory barriers and/or new technologies may result in changes to competition in the title insurance business. Numerous agency operations throughout our geographic footprint also provide aggressive competition to our title agency business.

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

Real Estate Segment

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

The Company currently owns 300,000 shares of HC Realty’s Common Stock (the “HC Common Stock”) and 1,025,000 shares of HC Realty’s 10.00% Series B Cumulative Convertible Preferred Stock (the “HC Series B Stock”). As of December 31, 2023, the Company owns approximately 27.4% of the voting interest of HC Realty.

Steven A. Hale II, our Chairman and Chief Executive Officer, serves as HC Realty’s Chairman and Chief Executive Officer and a member of the HC Realty board of directors. In addition, Mr. Hale, and certain investors affiliated with Mr. Hale, founded Hale Partnership Capital Management, LLC (“HPCM”), and Mr. Hale currently serves as HPCM’s sole manager. HPCM serves as investment manager and adviser to, and may possess voting and/or investment power over the securities of HC Realty held by, certain other investors in HC Realty. HC Realty is considered to be a related party to the Company.

HC Realty makes certain filings with the Securities and Exchange Commission (the "SEC"), such as annual and semi-annual reports, which are available free of charge through the SEC’s website, www.sec.gov. Such filings are not incorporated into and do not constitute a part of this Annual Report on Form 10-K.

Reinsurance Segment

The Company, through the formation of White Rock USA Cell 47, previously engaged in providing another insurance company excess-of-loss reinsurance coverage related to catastrophic weather risk in Texas which expired on December 31, 2022. The Company did not have any reinsurance contracts in-force during the year ended December 31, 2023; however, the Company may actively look to provide reinsurance coverage to other carriers as future opportunities arise.

Management Services Segment

The Company, through its wholly-owned subsidiary, HGMA, engages in providing various management advisory services such as legal entity formation, licensure, regulatory approval, assumption of policies, and other general operational services.

Effective April 1, 2023, the Company, through HGMA, was engaged to provide management advisory services to a related captive managing general agency, HP Managing Agency, LLC ("HPMA"), regarding its affiliated entity's anticipated assumption of policies from Citizens Property Insurance Company. The services included underwriting, modeling, and advising on the subset of potential policies selected for the proposed assumption. The engagement was for six months from April 1, 2023 at a monthly fee of $200,000, and was renewed effective October 1, 2023 for an additional three months. The engagement expired in accordance with its terms on December 31, 2023. HPMA is a related party of the Company as it is controlled by Mr. Hale, who serves as our Chairman, Chief Executive Officer and Director.

Effective April 1, 2023, the Company, through HGMA, was also engaged to provide management advisory services to a related reinsurance intermediary affiliated with HPMA. The services include legal entity formation, licensure, regulatory approval, and other general operational services to allow the intermediary to adequately perform its business functions. The engagement is for twelve months from April 1, 2023 at a monthly fee of $50,000.

Effective June 30, 2022, the Company, through HGMA, was engaged to provide management advisory services to develop a restructuring plan for an insurance holding company’s non-statutory entities, including identifying costs savings and other necessary or advisable steps. This engagement was terminated on December 31, 2022.

For information about our reportable segments refer to Note 9, Segment Information in the accompanying notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Forward-Looking Statements

Certain statements made in this Annual Report on Form 10-K are not based on historical facts but are forward-looking statements within the meaning of applicable securities laws. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable law. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” “could,” "would," "intends," or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events, are not guarantees of future performance, and are subject to risks and uncertainties, some of which are beyond our control and difficult to predict, that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include the occurrence of events that negatively impact the Company’s liquidity in such a way as to limit or eliminate the Company’s ability to use its cash on hand to fund further asset acquisitions, an inability on the part of the Company to identify additional suitable businesses to acquire or develop, and the occurrence of events that negatively impact the Company’s title insurance operations and/or the business or assets of HC Realty and the value of our investment in HC Realty. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the SEC. We make no representation, express or implied, about the accuracy of any such forward-looking statements contained hereunder. Except as otherwise required by federal securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

Stockholders should carefully review the Item IA. Risk Factors section below for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition.

Information about our Executive Officers

Our executive officers, who are elected annually, and their ages as of January 1, 2024, are as follows:

Name	Age	Position

Steven A. Hale II	40	Chairman, Chief Executive Officer and Director

Justin H. Edenfield	43	Principal Financial and Accounting Officer; Secretary

Steven A. Hale II is the founder of HPCM, an asset management firm that serves as the investment manager to certain privately held investment partnerships. Mr. Hale has held this position since 2010. From 2007 to 2010, prior to founding HPCM, Mr. Hale was an associate director with Babson Capital Management, LLC, an asset management firm, where he had responsibility for coverage of distressed debt investments across a variety of industries. From 2005 to 2007, Mr. Hale was a leveraged finance analyst with Banc of America Securities. Mr. Hale has served as a director of the Company since February 2017, as Chairman of the Company’s Board of Directors (the "Board") since November 2017 and as an officer of the Company since March 2018. Mr. Hale has also served as the Chairman and Chief Executive Officer of HC Realty since March 2019.

Justin H. Edenfield joined the Company in January 2022 as the Chief Financial Officer of NCTIC, a wholly-owned subsidiary of the Company. Prior to joining the Company, Mr. Edenfield was the Chief Financial Officer and Director of a privately-held group of Florida domestic insurance carriers focused in property and casualty insurance. Prior to taking on that role, Mr. Edenfield spent 12 years in public accounting at Thomas Howell Ferguson P.A. Mr. Edenfield has served as an executive officer of the Company since August 2022.

Employees

As of December 31, 2023, we had 74 employees, 73 of which were full-time employees.

Available Information

Our principal Internet address is www.hgholdingsinc.net. We make available, free of charge, on this website our annual, quarterly and current reports, proxy statements, and other filings with the SEC, including amendments to such filings, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These filings are also available free of charge through the SEC’s website, www.sec.gov.

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

Since the Asset Sale on March 2, 2018, we completed the acquisitions of NCTIC, through which we provide title insurance, and NCTG, TAV, ONTA, ONF and ONP, through which we provide title agency services. Therefore, we have limited operating history in the title insurance and title agency lines of business. Accordingly, our future success may in part be subject to the risks, expenses, problems and delays inherent in establishing a new line of business and the ultimate success of such new line of business cannot be assured.

Additionally, we may seek to acquire other assets in the title insurance and title agency businesses. If we are not successful in identifying, acquiring and operating such assets, our results of operations and cash flows may be adversely affected and our stock price may decline.

An “ownership change” could limit the use of our net operating loss carryforwards and our potential to derive a benefit from our net operating loss carryforwards.

If an ownership change (as described below) occurs pursuant to applicable statutory regulations, we are potentially subject to limitations on the use of our net operating loss carryforwards which in turn could adversely impact our potential to derive a benefit from our net operating loss carryforwards. In general, an ownership change would occur if the percentage of our common stock held by one or more 5% shareholders increases by more than 50% over the lowest percentage of our common stock owned by such shareholder during a three-year test period.

Resources may be expended in researching potential acquisitions that might not be consummated.

The investigation of additional businesses or assets to acquire and the negotiation, drafting and execution of relevant agreements and other documents will require substantial management time and attention in addition to potentially incurring legal and other professional expenses. If a decision is made not to complete a specific acquisition, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific acquisition, we may fail to consummate the acquisition for any number of reasons including those beyond our control.

We may be required to register under the Investment Company Act of 1940, as amended (the “1940 Act”).

Under Section 3(a)(l) of the 1940 Act, an issuer is deemed to be an investment company if it is engaged in or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. The 1940 Act defines “investment securities” broadly to include virtually all securities except U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves regulated or exempt investment companies. Consequently, the securities of HC Realty we hold may be considered investment securities and we may fall within the scope of Section 3(a)(1)(C) of the 1940 Act.

A company that falls within the scope of Section 3(a)(1)(C) of the 1940 Act can avoid being regulated as an investment company if it can rely on certain of the exclusions or exemptions under the 1940 Act. One such exclusion is set forth in Rule 3a-1 under the 1940 Act, which provides a safe harbor from investment company registration for an issuer if no more than 45% of the value of its total assets consists of, and no more than 45% of its net income after taxes is derived from, securities, other than, among other limited types of securities, those issued by companies which are controlled primarily by such issuer. We acquired an equity interest in HC Realty on March 19, 2019. On April 3, 2020, April 29, 2020, and June 29, 2020, we purchased an aggregate of 825,000 additional shares of HC Series B Stock for an aggregate purchase price of $8.25 million. As a result of these purchases, we now own approximately 27.4% of the voting interest in HC Realty. We believe that these additional purchases allow us to rely on the safe harbor from investment company registration set forth in Rule 3a-1 of the 1940 Act because we own (i) at least 25% of the voting securities of HC Realty, resulting in us being presumed to control HC Realty within the meaning of Section 2(a)(9) of the 1940 Act and (ii) a sufficient number of shares of HC Series B Stock so that we primarily control HC Realty within the meaning of Rule 3a-1 of the 1940 Act.

We have not sought or obtained an exemptive order, no-action letter or any other assurances from the SEC or its staff regarding our ability to rely on Rule 3a-1 of the 1940 Act, nor has the SEC or its staff provided any such order, no-action letter or other assurances. If we are required to register under the 1940 Act, compliance with these additional regulatory burdens would significantly increase our operating expenses. Registered investment companies are subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates.

Cybersecurity risks and cyber incidents may adversely affect our business in the event we or any other party that provides us with essential services experiences cyber incidents.

We and any other party that provides us with services essential to our operations (including, but not limited to, our title insurance and title agency subsidiaries) are vulnerable to service interruptions or damages from any number of sources, including computer viruses, malware, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption.

The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, and will likely continue to increase in the future. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third-party service providers upon which we may rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks.

The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our stockholder relationships. As we and the parties that provide essential services to us increase our and their reliance on technology, the risks posed to the information systems of such persons have also increased. We have implemented processes, procedures and internal controls to help mitigate cyber incidents, but these measures do not guarantee that a cyber-incident will not occur or that attempted security breaches or disruptions would not be successful or damaging. A cyber incident could materially adversely impact our business, financial condition, results of operations, cash flows, or our ability to satisfy our debt service obligations. There also may be liability for any stolen assets or misappropriated Company funds or confidential information. Any material adverse effect experienced by us or other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.

We hold our cash and restricted cash in depository accounts that could be adversely affected if the financial institutions holding such deposits fail.

In March and April 2023, certain specialized banking institutions with elevated concentrations of uninsured deposits experienced large deposit outflows coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into Federal Deposit Insurance Corporation (“FDIC”) receiverships. We maintain our cash and restricted cash at insured financial institutions. The account balances at each institution periodically substantially exceed the FDIC insurance coverage of $250,000, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. If a bank in which we hold funds fails or is subject to adverse conditions in the financial or credit markets, we may be subject to a risk of loss or delay in accessing all or a portion of our funds exceeding the FDIC insurance coverage, which could adversely impact our short-term liquidity, ability to operate our business, and financial performance. To date, we have not experienced any material loss as a result of the failure of any financial institution in which we hold cash or restricted cash in depository accounts.

The long-term macroeconomic effects of the COVID-19 pandemic and any future pandemic or epidemic could have a material adverse impact on our financial performance and results of operations.

While many of the direct impacts of the COVID-19 pandemic have eased, the longer-term macroeconomic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries. Moreover, with the potential for new variants of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, the potential global impacts are uncertain and difficult to assess.  While we believe that our business is well-positioned for the post-COVID environment, long-term macroeconomic effects, including supply and labor shortages, of the COVID-19 pandemic may in the future have an adverse impact on the value of our common stock, results of operations and cash flows, and may have an adverse impact on our ability to obtain financing, among other factors.

The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, future variants of the virus, availability, acceptance and effectiveness of vaccines along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. COVID-19, or any future pandemics or epidemics, and resulting impacts on the financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance and results of operations.

Climate change, severe weather or other catastrophic events could have a material adverse impact on our financial performance and results of operations.

Climate change, extreme weather conditions and catastrophic events, such as public health crises, natural disasters, geopolitical concerns (including the war between Russia and Ukraine and the current escalating Israel-Hamas conflict) and terrorist attacks, could result in increased volatility in, or damage to, real estate prices and the United States and the worldwide financial markets and economy more generally, all of which could have a material adverse effect on our results of operations and financial condition. Given the unpredictable nature of these events with respect to size, severity, duration and geographic location, it is not currently possible to quantify the ultimate impact that they may have on our business.

Our common stock is traded on the OTCQB and there may be limited ability to trade our common stock.

Trading of our common stock is currently conducted in the over-the-counter market on the OTCQB, which is generally a less active, and therefore a less liquid, trading market than other types of markets such as national stock exchanges. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock than if our shares of common stock were traded on other markets.

We have recorded goodwill as a result of prior acquisitions, and an economic or business downturn could cause these balances to become impaired, requiring write-downs that would reduce our operating income.

Goodwill aggregated approximately $6.5 million, or approximately 15% of our total assets as of December 31, 2023. Current accounting rules require that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may be considered a change in circumstance indicating the carrying value of our goodwill may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. As of December 31, 2023, management has deemed there is no impairment of our recorded goodwill. However, if there is an economic downturn in the future, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition. Management will continue to monitor our operating results, our market capitalization, and the impact of the economy to determine if there is an impairment of goodwill in future periods.

Risks Related to our Title Insurance and Title Agency Businesses

Conditions in the real estate market generally impact the demand for a substantial portion of our title insurance and title agency subsidiaries’ products and services and NCTIC’s title claims experience.

Demand for a substantial portion of our title insurance and title agency subsidiaries’ products and services generally decreases as real estate activity, such as sales, mortgage financing and mortgage refinancing, decreases. We have found that real estate activity and, as a result, the demand for our title insurance and title agency subsidiaries’ products and services, generally decreases in the following situations:

●	When mortgage interest rates are high or rising;

●	When the availability of credit, including commercial and residential mortgage funding, is limited; and

●	When real estate affordability is declining.

National inventory levels for residential real estate have declined over the past several years and remain below historical average levels. The number of residential purchase transactions has also declined, particularly as a result of decreased demand due to rising mortgage interest rates during 2022 and 2023. Residential refinance activity is also strongly correlated with changes in mortgage interest rates, and rising mortgage interest rates during 2022 and 2023 have, expectedly, had an adverse impact on our refinance business, which is expected to continue for so long as mortgage interest rates remain high relative to the interest rates of outstanding mortgages. Higher interest rates also negatively impacted commercial transactions in the latter half of 2022 and throughout 2023.

Additionally, these situations, particularly when combined with declining real estate values and the increase in foreclosures that often results therefrom, may adversely impact NCTIC’s title claims experience. Historically, increasing foreclosure activity has led to an increase in claims.

Unfavorable economic conditions may adversely affect our title insurance and title agency subsidiaries' businesses.

Historically, uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and a general decline in the value of real property, have created a difficult operating environment for our title insurance and title agency subsidiaries’ core title and settlement businesses.

The demand for our title insurance and title agency services is dependent primarily on the volume of residential and commercial real estate transactions. The volume of these transactions historically has been influenced by such factors as mortgage interest rates, inventory, affordability, availability of financing and the overall state of the economy. The Federal Reserve raised the federal funds rate a total of seven times in 2022 and four times in 2023 to control inflation, resulting in a range from 5.25% to 5.50% as of December 31, 2023. Although there are expectations that the Federal Reserve will begin reducing the federal funds rate in 2024, these expectations may not materialize. Should the Federal Reserve continue to raise rates in the future, this will likely result in further increases in market interest rates. In a rising interest rate environment, any leverage that we incur may bear a higher interest rate than may currently be available. There may not, however, be a corresponding increase in our revenues. Further, when interest rates are increasing or when the economy is experiencing a downturn, real estate activity declines. As a result, the title insurance and title agency industry tends to experience decreased revenues and earnings, and potentially increased title claims experience. Additionally, any increase in inflation could have an adverse impact on our general and administrative expenses, as these costs could increase at a rate higher than our revenue.

Unfavorable economic conditions also tend to negatively impact the amount of funds NCTIC receives from third parties to be held in trust pending the closing of commercial and residential real estate transactions. During periods of unfavorable economic conditions, the return on these funds deposited with third party financial institutions tends to decline.

Our revenues and results of operations have been and may in the future be adversely affected by a decline in real estate prices, real estate activity and the availability of financing alternatives. Deterioration in the macroeconomic environment generally causes weakness or adverse changes in the level of real estate activity, which could have a material adverse effect on our consolidated financial condition or results of operations. Also, we may not be able to accurately predict the effects of periods or expectations of high or rapidly rising inflation rates, and governmental responses thereto, and may not respond in a timely or adequate manner to mitigate the negative effects of such inflation, such as decreases in the demand for our products and services and higher labor and other expenses. Depending upon the ultimate severity and duration of any economic downturn, the resulting effects on our title insurance and title agency subsidiaries’ businesses could be materially adverse, including a significant reduction in revenues, earnings and cash flows, deterioration in the value of or return on their investments and increased credit risk from customers and others with obligations to our title insurance and title agency subsidiaries.

Changes in our relationships with large mortgage lenders or government–sponsored enterprises could adversely affect our business.

Large mortgage lenders and government-sponsored enterprises, because of their significant role in the mortgage process, have significant influence over our title insurance and title agency subsidiaries and other service providers. Changes in our relationship with any of these lenders or government-sponsored enterprises, the loss of all or a portion of the business we derive from these parties, any refusal of these parties to accept our products and services, the modification of the government-sponsored enterprises’ requirement for title insurance in connection with mortgages they purchase or the use of alternatives to our products and services, could have a material adverse effect on our business.

A downgrade by ratings agencies, reductions in statutory capital and surplus maintained by NCTIC, our title insurance underwriter, or a deterioration in other measures of financial strength could adversely affect our business.

The financial strength of NCTIC may be measured by ratings provided by ratings agencies. Demotech, Inc. currently rates NCTIC’s operations. NCTIC’s financial strength ratings are “Exceptional” or “A” by Demotech, Inc. This rating provides the ratings agency’s perspective on NCTIC’s financial strength, operating performance and cash generating ability. The ratings agency will continually review these ratings and the ratings are subject to change. If NCTIC’s ratings are downgraded from current levels by Demotech, Inc. or any other ratings agencies, NCTIC’s ability to retain existing customers and develop new customer relationships may be negatively impacted, which could result in a material adverse impact on our consolidated financial condition or results of operations.

Statutory capital and surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength of an insurance company. Accordingly, if the statutory capital and surplus of NCTIC is reduced from the current level, or if there is a deterioration in other measures of financial strength, NCTIC’s results of operations, competitive position and liquidity could be adversely affected.

The issuance of title insurance policies and related activities by title agents, some of which operate with substantial independence from us, could adversely affect our business.

Our title insurance subsidiaries issue a significant portion of their policies through title agents, some that may operate largely independent of us. There is no guarantee that these title agents will fulfill their contractual obligations to our title insurance subsidiaries, which contracts include limitations that are designed to limit our title insurance subsidiaries’ risk with respect to the title agents’ activities. In addition, regulators are increasingly seeking to hold companies such as our title insurance subsidiaries responsible for the actions of these title agents and, under certain circumstances, our title insurance subsidiaries may be held liable directly to third parties for actions (including defalcations) or omissions of these title agents. As a result, the use of title agents by our title insurance subsidiaries could result in increased claims on the policies issued through title agents and an increase in other costs and expenses.

Competition in the title insurance industry may affect our revenues.

Competition in the title insurance industry is intense, particularly with respect to price, service and expertise. Larger commercial customers and mortgage originators also look to the size and financial strength of a title insurer. The four largest title insurance companies typically maintain greater than 80% of the market for title insurance in the United States. In our principal market, competitors include other major title underwriters such as Fidelity National Financial, Inc., First American Financial Corporation, Old Republic International Corporation, Stewart Information Services Corporation, Westcor Land Title Insurance Company, and WFG National Title Insurance Company, as well as other regional title insurance companies, underwritten title companies and independent agency operations. Although we are not aware of any current initiatives to reduce regulatory barriers to entering our industry, any such reduction could result in new competitors, including financial services firms or institutions, entering the title insurance business. From time-to-time, new entrants enter the marketplace with alternative products to traditional title insurance, although many of these alternative products have been disallowed by title insurance regulators. Further, advances in technologies could, over time, significantly disrupt the traditional business model of financial services and real estate-related companies, including title insurance companies. These alternative products or disruptive technologies, if permitted by regulators, could have a material adverse effect on our revenues and earnings.

We depend on our ability to attract and retain key personnel and agents, and our inability to do so could adversely affect our business.

Competition for skilled and experienced personnel in our industry is high, and our success is substantially dependent on our ability to attract and retain such personnel. We may have difficulty hiring and retaining the necessary marketing and management personnel to support future growth plans. Also, our results of operations and financial condition could be adversely affected if we are unsuccessful in attracting and retaining new agents.

Errors and fraud involving the transfer of funds may adversely affect our title  insurance and title agency subsidiaries.

Our title insurance and title agency subsidiaries rely on their systems, employees and domestic banks to transfer funds on behalf of our title insurance and title agency subsidiaries as well as title agents that are not affiliates of ours. These transfers are susceptible to user input error, fraud, system interruptions, incorrect processing and similar errors that from time-to-time result in lost funds or delayed transactions. Our title insurance and title agency subsidiaries’ email and computer systems and systems used by their agents, customers and other parties involved in a transaction may be subject to, and may continue to be the target of, fraudulent attacks, including attempts to cause our title insurance and title agency subsidiaries or their agents to improperly transfer funds. Funds transferred to a fraudulent recipient are often not recoverable. In certain instances, our title insurance and title agency subsidiaries may be liable for those unrecovered funds. The controls and procedures used by our title insurance and title agency subsidiaries to prevent transfer errors and fraud may prove inadequate, resulting in financial losses, reputational harm, loss of customers or other adverse consequences which could be material.

Regulatory oversight and changes in government regulation could prohibit or limit our title insurance and title agency subsidiaries’ operations, make it more costly or burdensome to conduct such operations or result in decreased demand for their products and services.

Our title insurance business is regulated by various federal, state, and local governmental agencies and operates within statutory guidelines. The industry in which our title insurance business operates and the markets into which it sells its products are also regulated and subject to statutory guidelines. In general, our title insurance business may be subject to increasing regulatory oversight and increasingly complex statutory guidelines. This may be due, among other factors, to the passing of, and significant changes in, laws and regulations pertaining to privacy and data protection.

For instance, the Consumer Financial Protection Bureau (“CFPB”) is charged with protecting consumers by enforcing federal consumer protection laws and regulations. The CFPB is an independent agency and funded by the United States Federal Reserve System. Its jurisdiction includes banks, credit unions, securities firms, payday lenders, mortgage servicing operations, foreclosure relief services, debt collectors and other financial companies. The nature and extent of these regulations include, but are not limited to: conducting rule-making, supervision, and enforcement of federal consumer protection laws; restricting unfair, deceptive, or abusive acts or practices; marshalling consumer complaints; promoting financial education; researching consumer behavior; monitoring financial markets for new risks to consumers; and enforcing laws that outlaw discrimination and other unfair treatment in consumer finance.

Governmental authorities regulate our insurance subsidiaries in the states in which we do business. These regulations generally are intended for the protection of policyholders rather than stockholders. The nature and extent of these regulations vary from jurisdiction to jurisdiction, but typically involve:

●	approving or setting of insurance premium rates;
●	standards of solvency and minimum amounts of statutory capital and surplus that must be maintained;
●	limitations on types and amounts of investments;
●	establishing reserves, including statutory premium reserves, for losses and loss adjustment expenses;
●	regulating underwriting and marketing practices;
●	regulating dividend payments and other transactions among affiliates;
●	prior approval for the acquisition and control of an insurance company or of any company controlling an insurance company;
●	licensing of insurers, agencies and, in certain states, escrow officers;
●	regulation of reinsurance;
●	restrictions on the size of risks that may be insured by a single company;
●	deposits of securities for the benefit of policyholders;
●	approval of policy forms;
●	methods of accounting; and
●	filing of annual and other reports with respect to financial condition and other matters.

These regulations may impede or impose burdensome conditions on rate increases or other actions that we might want to take to enhance our operating results. In addition, state regulators perform periodic examinations of insurance companies, which could result in increased compliance or legal expenses.

Regulatory oversight could require us to raise capital, and/or make it more difficult to deploy capital. For example, our regulatory capital requirements have historically applied only at the subsidiary level, specifically our insurance underwriter subsidiaries. However, the National Association of Insurance Commissioners has adopted an approach to assess group risks and capital adequacy and assist in the regulation of insurer solvency using the Group Capital Calculation (the “GCC”), which uses an aggregation methodology for all entities within an insurance holding company system. The adoption of the GCC could increase our prescribed capital requirements, the level at which regulatory scrutiny intensifies, as well as significantly increase our cost of regulatory compliance. In addition, changes in the applicable regulatory environment, statutory guidelines or interpretations of existing regulations or statutes, enhanced governmental oversight or efforts by governmental agencies to cause customers to refrain from using our title insurance and title agency subsidiaries’ products or services could prohibit or limit their future operations or make it more costly or burdensome to conduct such operations or result in decreased demand for their products and services or a change in their competitive position. The impact of these changes would be more significant if they involve the Florida jurisdiction, as a majority of our title premiums are currently generated in the state of Florida. These changes may restrict our ability to acquire assets or businesses, may limit the manner in which we conduct our business or otherwise may have a negative impact on our ability to generate revenues, earnings and cash flows. Additionally, in jurisdictions where rates are not promulgated by the state insurance regulator, these changes may compel us to reduce our prices and may restrict our ability to implement price increases.

Regulation of title insurance rates could adversely affect our business.

Title insurance rates are subject to extensive regulation, which varies from state to state. Our title insurance subsidiaries currently operate primarily in the state of Florida. In Florida, rates are promulgated by the state insurance regulator. Our insurance subsidiaries’ ability to promptly adapt to changing market dynamics through price adjustments may be limited due to the rates promulgated by the state’s insurance regulator, particularly in a declining market.

Our title insurance business may be adversely affected by business or regulatory conditions that disproportionately affect Florida.

Our title insurance subsidiaries currently operate primarily in the state of Florida. As a result of the significant income derived from customers in this state, our title insurance business is exposed to adverse business or regulatory conditions that significantly or disproportionally affect Florida. For example, a declining business climate or real estate market that is localized in Florida could have an adverse effect on the title insurance segment’s results of operations. Adverse regulatory developments, including reductions in rates or increased regulatory or capital requirements in Florida could similarly adversely affect the title insurance segment’s business, financial condition and results of operations.

Changes in certain laws and regulations, and in the regulatory environment in which we operate, could adversely affect our business.

Federal and state officials are discussing various potential changes to laws and regulations that could impact our businesses, including the reform of government-sponsored enterprises such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (Freddie Mac) and additional data privacy regulations, among others. Changes in these areas, and more generally in the regulatory environment in which our title insurance and title agency subsidiaries and their customers operate, could adversely impact the volume of mortgage originations in the United States and our title insurance and title agency subsidiaries competitive position and results of operations.

Actual claims experience could materially vary from the expected claims experience reflected in NCTIC’ s reserve for incurred but not reported claims.

NCTIC maintains a reserve for IBNR claims pertaining to its title insurance products. The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Loss rates for recent policy years, positive or negative, may vary significantly given the long duration nature of a title insurance policy. In uncertain economic times, such as those experienced as a result of the COVID-19 pandemic, rising inflation and rising interest rates, larger changes may be more likely. Material changes in expected ultimate losses and corresponding loss rates for older policy years are also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

Changes in laws or regulations impacting real estate, particularly when applied retroactively, may cause a material change in expected ultimate losses and corresponding loss rates for recent and/or older policy years.

Risks Related to our Investment in HC Realty

Our investment in HC Realty may lose value.

We owned approximately 27.4% of the voting interest in HC Realty as of December 31, 2023. There is no guarantee that HC Realty will be successful implementing its business strategy for the acquisition, development, financing, ownership and management of Government Properties and, as a result, our investment in HC Common Stock and HC Series B Stock may lose value.

The value of our investment in HC Realty would be adversely affected if HC Realty failed to qualify as a REIT.

HC Realty has elected to be treated as a REIT for U.S. federal income tax purposes. HC Realty’s continued qualification as a REIT depends on its satisfaction of certain asset, income, organizational, distribution and stockholder ownership requirements on a continuing basis. HC Realty’s ability to satisfy some of the asset tests depends upon the fair market values of its assets, some of which are not able to be precisely determined and for which HC Realty has indicated it will not obtain independent appraisals. If HC Realty fails to qualify as a REIT in any taxable year, and certain statutory relief provisions are not available, HC Realty would be subject to U.S. federal income tax on its taxable income at regular corporate rates and distributions to stockholders would not be deductible by it in computing its taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution. Unless entitled to relief under certain provisions of the Internal Revenue Code of 1986, as amended, HC Realty also would be disqualified from taxation as a REIT for the four taxable years following the year during which HC Realty ceased to qualify as a REIT. In addition, if HC Realty fails to qualify as a REIT, HC Realty will no longer be required to make distributions. As a result of all these factors, HC Realty’s failure to qualify as a REIT could impair its ability to expand business and raise capital and could adversely affect the value of our investment in HC Common Stock and HC Series B Stock.

Risks Related to our Reinsurance Business

Losses associated with our reinsurance business could reduce our liquidity and adversely affect our results from operations.

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

In addition, longer-term natural catastrophe trends may be changing and new types of catastrophe losses may be developing due to climate change, its associated extreme weather events linked to rising temperatures and its effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, hail and snow. Climate studies by government agencies, academic institutions, catastrophe modeling organizations and other groups indicate that climate change may be altering the frequency and/or severity of catastrophic weather events, such as hurricanes, tornadoes, windstorms, floods and other natural disasters. As a result, catastrophes could be more frequent or severe than contemplated in our pricing and risk management models and may have a material adverse effect on our results from operations during any reporting period due to increases in the losses and loss adjustment expenses ceded to us. Catastrophe losses, in excess of the reinsurance premium received, may reduce liquidity and adversely affect our results from operations in any reporting period. We will continue to pursue opportunities to provide reinsurance to other carriers and limit risks related to catastrophe losses by pricing risks adequately and limiting triggering loss events through policy language.

Risks related to Conflicts of Interest

Our Chairman and Chief Executive Officer, who is also a director, may have potential or actual conflicts of interest because of his positions with HPCM and HC Realty.

Steven A. Hale II, our Chairman and Chief Executive Officer, is the sole manager of HPCM which serves as the investment adviser for the Hale Partnership Fund, L.P. and related entities (collectively, the “Hale Funds”) and certain holders of HC Series B Stock other than us. The Hale Funds own approximately 35.0% of our outstanding common stock. We also own HC Series B Stock and HC Common Stock. Mr. Hale also serves as Chairman and Chief Executive Officer and a director of HC Realty.

Mr. Hale owes fiduciary duties to (i) us, (ii) HC Realty as a result of his position with HC Realty and (iii) the Hale Funds and certain holders of HC Series B Stock other than us as a result of his position with HPCM, the investment adviser to these parties. As a result, Mr. Hale may have potential or actual conflicts of interest when faced with decisions that could have different implications for us and HC Realty. In addition, Mr. Hale may have potential or actual conflicts of interest when faced with decisions that could have different implications for us and the Hale Funds or the other holders of HC Series B Stock advised by HPCM. For example, these potential conflicts could arise over matters such as funding and capital matters.

Our executive officers, directors and 10% stockholders have significant voting power and may vote their shares in a manner that is not in the best interest of other stockholders.

Our current executive officers, directors and 10% stockholders control approximately 76.0% of the voting power represented by our outstanding common stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, such as the election of directors or our dissolution. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

Our Chief Executive Officer, who will be employed on a part-time basis for the foreseeable future, currently has outside business interests that will require his time and attention and may interfere with his ability to devote all of his time to our business, which may adversely affect our business and operations.

Mr. Hale, our Chief Executive Officer, will be employed for the foreseeable future on a part-time basis and has outside business interests that could require substantial time and attention. Mr. Hale is also associated with HPCM and HC Realty and devotes significant time to their affairs. We cannot accurately predict the amount of time and attention that will be required of Mr. Hale to perform his ongoing duties related to outside business interests. The inability of Mr. Hale to devote sufficient time to managing our business could have a material adverse effect on our business and operations.

Item 1B.         Unresolved Staff Comments

None.

Item 1C.         Cybersecurity

As part of our commitment to maintaining the integrity, confidentiality, and availability of our information assets, the Company places a significant emphasis on cybersecurity. The Company’s risk management program is designed to comply with laws and regulations applicable to cybersecurity. The Board is responsible for overseeing the Company’s risk management program and cybersecurity is a critical element of this program. The Company's management, including its Director of Information Technology, is responsible for the day-to-day administration of the Company’s risk management program and its cybersecurity policies, processes, and practices. Our Director of Information Technology has served in similar roles in information technology and information security for over 20 years. He holds an undergraduate degree in Management Information Systems.

Our strategies, policies, and initiatives aimed at protecting our systems and data against potential threats are outlined below.

1. Cybersecurity Governance:

The Company has established a robust governance framework to oversee cybersecurity initiatives. This framework includes:

●

Regular risk assessments by management, including our Director of Information Technology, and audits to identify vulnerabilities and areas for improvement. The company performs annual financial and risk assessment audits aimed at identifying potential security threats.

●	Clear delineation of roles and responsibilities within the organization for cybersecurity-related tasks.

2. Cybersecurity Policies:

The Company has implemented a comprehensive set of cybersecurity policies and procedures designed to mitigate risks and protect our information assets. These policies cover areas such as:

●	Access control: Ensuring that access to sensitive systems and data is granted only to authorized personnel and regularly reviewed and updated.
●

Incident response: Establishing procedures for responding to cybersecurity incidents in a timely and effective manner. This includes notifying appropriate stakeholders, conducting a thorough investigation, and implementing remediation measures to prevent future occurrences.

●	Employee training: Providing ongoing cybersecurity awareness training to all employees to ensure they understand their role in protecting company assets.

3. Cybersecurity Compliance:

The Company is committed to complying with all applicable cybersecurity regulations and standards. We regularly review our cybersecurity practices to ensure they align with industry best practices and regulatory requirements.

Cybersecurity is a top priority for us and we are dedicated to continuously improving our cybersecurity posture to protect our systems and data from evolving threats. By implementing robust governance, policies, technologies, and compliance measures, we strive to maintain the trust and confidence of our stakeholders in our ability to safeguard their information.

In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Item 1A. Risk Factors – Risks Related to the Company - Cybersecurity risks and cyber incidents may adversely affect our business in the event we or any other party that provides us with essential services experiences cyber incidents” in this Annual Report on Form 10-K.

Item 2.         Properties

Our corporate headquarters is located in Charlotte, North Carolina where we lease office space. The Company’s subsidiaries, principally Omega, lease office space throughout Florida. It is our opinion that these leased properties are in good operating condition, suitable, and adequate for present uses.

Item 3.         Legal Proceedings

The information required for this Part I, Item 3 is incorporated by reference to the discussion under the heading “Litigation” in Note 15, Commitments and Contingencies in the accompanying notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

As of March 11, 2024, we had approximately 453 beneficial stockholders. We currently anticipate that we will retain all future earnings for the operation of our business, and we do not currently intend to pay any cash dividends on our common stock in the foreseeable future.

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

The following table summarizes the Company’s repurchase activity under the share repurchase program for the three months ended December 31, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
October 1, 2023 - October 31, 2023	637	$6.20	637	$1,424,546
November 1, 2023 - November 30, 2023	670	$6.04	670	$1,420,512
December 1, 2023 - December 31, 2023	374	$5.83	374	$1,418,339
Total	1,681	$6.05	1,681	$1,418,339

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

The statements in this discussion regarding business outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to the risks and uncertainties described in Part I, Item 1A “Risk Factors.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview

For a description of our business, including descriptions of segments, see the discussion under Business in Item 1 of Part I of this Annual Report on Form 10-K, which is incorporated by reference into this Item 7 of Part II of this Annual Report on Form 10-K.

Title Insurance Segment Trends and Conditions

Our title insurance segment revenue is closely related to the level of real estate activity, such as sales, mortgage financing and mortgage refinancing. Declines in the level of real estate activity or the average price of real estate sales will adversely affect our title insurance revenues. The industry as a whole saw a decline in total real estate transactions in 2022 and 2023, largely due to higher mortgage interest rates. Mortgage rates remained very high after emergency actions taken by the Federal Reserve to substantially increase its benchmark interest rate in an attempt to control inflation. The Federal Reserve raised the federal funds rate a total of seven times in 2022 and four times in 2023, resulting in a range from 5.25% to 5.50% as of December 31, 2023. Per the Mortgage Bankers Association's (“MBA”) Mortgage Finance Forecast as of February 20, 2024, interest rates on a Freddie Mac 30-year, fixed rate mortgage averaged 7.3% in the fourth quarter of 2023 but are projected to decline to 6.1% by the end of 2024 and 5.5% by the end of 2025. Although there are expectations that the Federal Reserve will begin reducing the federal funds rate in 2024, these expectations may not materialize.

Further, per the MBA Mortgage Finance Forecast as of February 20, 2024, total loan originations are forecast to increase by approximately 17% in 2024 as compared to 2023, from approximately 4.3 million units (the lowest level since 1997) to approximately 5.0 million units. Mortgage origination volume is expected to increase by approximately 22% in 2024 as compared to 2023, to approximately $2 trillion in mortgage originations, with an approximately 16% year over year increase in purchase volume and an approximately 50% year over year increase in refinance volume. The MBA further projects a 5% increase in total home sales and a 13% increase in new home sales in 2024 as compared to 2023.

A shortage in the supply of homes for sale, increasing home prices, rising mortgage interest rates, inflation and disrupted labor markets created some volatility in the residential real estate market in 2021 and 2022, which continued throughout 2023. Additionally, recent geopolitical uncertainties have created elevated volatility in the global economy.

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

Historically, real estate transactions have produced seasonal revenue fluctuations in the real estate industry. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The second and third calendar quarters are typically the strongest quarters in terms of revenue, primarily due to a higher volume of residential transactions in the spring and summer months. The fourth quarter is typically strong due to the desire of commercial entities to complete transactions by year-end. Seasonality in recent years deviated from historical patterns due to COVID-19 and the subsequent rapid increase in interest rates. We have noted short-term fluctuations through recent years in resale and refinance transactions as a result of changes in interest rates.

Real Estate Segment

The Company currently owns approximately  27.4% of the voting interest in HC Realty through its ownership of 300,000 shares of HC Common Stock and 1,025,000 shares of HC Series B Stock. HC Realty currently owns and operates a portfolio of 35 Government Properties leased to and occupied by U.S. government tenant agencies and sub-agencies such as the Federal Bureau of Investigation, the Department of Veterans Affairs, the Drug Enforcement Administration, the Immigration & Customs Enforcement, the Social Security Administration and the Department of Transportation.

Reinsurance Segment

The Company, through the formation of White Rock USA Cell 47, previously engaged in providing another insurance company excess-of-loss reinsurance coverage related to catastrophic weather risk in Texas. The Company did not have any reinsurance contracts in-force during the year ended  December 31, 2023; however, the Company may actively look to provide reinsurance coverage to other carriers as future opportunities arise.

Management Services Segment

The Company, through its wholly-owned subsidiary, HGMA, engages in providing various management advisory services such as legal entity formation, licensure, regulatory approval, assumption of policies and other general operational services.

Results of Operations

The following table sets forth the key items discussed in the results of operations section below for the years ended December 31, 2023 and 2022 (dollar amounts in thousands):

	December 31, 2023	December 31, 2022	Change
Net title premium	$3,603	$2,115	$1,488
Reinsurance premium	300	6,330	(6,030)
Commission revenue	2,345	2,482	(137)
Escrow and other title fees	2,605	2,199	406
Management fees	2,255	1,356	899
Total Revenue	$11,108	$14,482	$(3,374)
Cost of revenues	(575)	(408)	(167)
Gross Underwriting Profit	$10,533	$14,074	$(3,541)
Operating expenses	(12,992)	(10,240)	(2,752)
Other income/(expenses)	1,551	(151)	1,702
(Loss) income before income taxes	$(908)	$3,683	$(4,591)
Effective tax rate	(5.8)%	0%

2023 Compared to 2022

As of December 31, 2023, our sources of income include earnings on our title insurance and title agency subsidiaries, dividends on HC Common Stock and HC Series B Stock, revenue earned from management services, and interest paid on our cash deposits. The Company believes that the revenue generating from these sources, and cash on hand is sufficient to fund operating expenses for at least 12 months from the date of the accompanying consolidated financial statements.

The Company’s underwriting results were primarily influenced by a growth of the net title premium to $3.6 million for the year ended December 31, 2023 from $2.1 million for the year ended December 31, 2022. This growth was offset by cancellation of the reinsurance coverage written in 2022. The Company's reinsurance segment generated $0.3 million of earned reinsurance premium for the year ended December 31, 2023, as the Company did not write any new reinsurance coverages in 2023. During the year ended December 31, 2022, the Company generated $6.3 million of written and earned reinsurance premium from its excess-of-loss reinsurance coverage related to catastrophe weather risk in Texas. This reinsurance policy expired on December 31, 2022.

The Company’s commissions revenue remained relatively flat and escrow and other title fees revenue grew $0.4 million during the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily as a result of the acquisition of OTF that was effective August 1, 2022.

As a result of the management services segment, the Company generated $2.3 million of management fees for the year ended December 31, 2023, as compared to $1.4 million for the year ended December 31, 2022. This increase was due to new management service agreements entered into during 2023.

The Company’s cost of revenue consists primarily of a provision for title claim losses and underwriting expenses, which are largely comprised of commissions to unaffiliated title agencies. Cost of revenue increased by $0.2 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. This increase corresponded to growth in our title business.

The Company’s operating expenses primarily consist of general and administrative expenses such as personnel expenses, office and technology expenses, and professional fees. General and administrative expenses for year ended December 31, 2023 were $13.0 million, as compared to $10.2 million for the year ended December 31, 2022. The increase in general and administrative expenses was primarily attributable to higher personnel expense of our growing title operations.

Other income/(expense) primarily consists of interest income, dividend income and change in the net asset value of investment in limited partnership. The Company generated dividend income from the HC Series B Stock of $1.0 million in both 2023 and 2022. The Company generated interest income of $0.5 million for the year ended December 31, 2023 as compared to $0.1 million for the year ended December 31, 2022. The increase was primarily a result of the increased interest rate environment of cash accounts and the title insurance underwriter being able to invest excess cash in stocks and bonds. The Company's net investment income also included effects of the change in net asset value of the Company's investment in limited partnership of $0.3 million during the year ended December 31, 2023, as compared to $0 in 2022. Other income/(expense) included gain from the Company's investments in related parties of $0.1 million for the year ended December 31, 2023, as compared to $0.4 million for the year ended December 31, 2022, which was primarily a result of HC Realty's performance. Additionally, the Company's other income/(expense) for the year ended December 31, 2023 included a settlement of $0.1 million related to the Hollie Settlement Agreement (as defined and described in further detail in Note 15, Commitments and Contingencies in the accompanying notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K). During the year ended December 31, 2022, other income/(expense) included a loss on impairment of the S&L Note (as defined and described in further detail in Note 5, Subordinated Notes Receivable in the accompanying notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K).

Our effective tax rate for the years ended December 31, 2023 and 2022 was (5.8%) and 0%, respectively, primarily as a result of net operating loss carryforward, valuation allowances on deferred tax assets, and state income tax differences in the jurisdictions the Company currently operates.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand, earnings from our title insurance and title agency subsidiaries, management service fees earned, and interest and dividends from our HC Common Stock and HC Series B Stock and other invested assets. We expect cash on hand to be adequate for ongoing operational expenditures for at least 12 months from the date of the accompanying consolidated financial statements. At December 31, 2023, we had $10.2 million in cash and cash equivalents and an additional $7.5 million in restricted cash, all of which is cash held in escrow for title insurance transactions. The Company records an offsetting escrow liability given that we are liable for the disposition of these escrowed funds. A portion of our unrestricted and restricted cash is currently held in savings accounts earning interest at approximately 4.8% annually. We also received quarterly dividends on our HC Common Stock and HC Series B Stock at annual rates of approximately 3% and 10%, respectively, during the year ended December 31, 2023.

Cash Flows

(in thousands)

	2023	2022
Net cash provided by operating activities	$1,683	$2,706
Net cash provided by (used in) investing activities	$1,116	$(7,773)
Net cash used in financing activities	$(52)	$(21)
Net increase (decrease) in cash and restricted cash	$2,747	$(5,088)
Cash and cash equivalents and restricted cash at beginning of period	$15,005	$20,093
Cash and cash equivalents and restricted cash at end of period	$17,752	$15,005

Cash flows provided by operating activities differ from net income due to adjustments for non-cash items, such as gains and losses on investments and affiliates, impairment losses on note receivables, the timing of disbursements for taxes, claims and other accrued liabilities, and collections or changes in receivables and other assets. Net cash provided by operations of $1.7 million for the year ended December 31, 2023 differs from operating results for the year ended December 31, 2023 primarily due to an increase of $2.0 million in escrow liabilities on the title insurance subsidiaries. Net cash provided by operations of $2.7 million for the year ended December 31, 2022 differs from operating results for the year ended December 31, 2022 primarily due to a decrease in title escrow liabilities of $2.6 million.

Cash flows from investing activities differ from net income due to adjustments such as purchases and sales of plant, property, and equipment, purchases of investments and proceeds from sales of investments. Net cash provided by investing activities for the year ended December 31, 2023 of $1.1 million consisted of proceeds from the redemption of securities of $1.2 million, partially offset by purchases of investments in related parties of $33,000 and purchases of equipment of $51,000. Net cash used in investing activities for the year ended December 31, 2022 of $7.8 million primarily consisted of $5.6 million of cash used for acquisition of investments in our title insurance underwriter, and $2.3 million related to the purchase of OTF, partially offset by $0.2 million related to the sale of assets.

Cash flows from financing activities differ from net income due to adjustments such as repurchase of outstanding shares of common stock and changes in noncontrolling interest. Cash flows used in financing activities for the year ended December 31, 2023 were $52,000 and consisted of $62,000 related to the repurchase of shares of common stock offset by $10,000 provided by minority stockholders in exchange for an interest in a consolidated subsidiary. Net cash used in financing activities of $21,000 for the year ended December 31, 2022 related to the repurchase of shares of common stock.

Critical Accounting Estimates

See Note 1, Significant Accounting Policies in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a summary of our significant accounting and reporting policies.

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which requires management to make estimates and assumptions. We believe that the accounting policies that require the most significant judgments and estimations by management are: (1) valuation of goodwill, and (2) reserve for title claims. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

Valuation of Goodwill Impairment

Goodwill represents the excess of purchase price over fair value of identifiable net assets acquired and assumed in a business combination. Goodwill is reviewed for impairment at the reporting unit level on an annual basis or more frequently if circumstances indicate potential impairment, through a comparison of fair value to the carrying amount. In evaluating the recoverability of goodwill, we perform a quarterly goodwill impairment analysis based on a review of qualitative factors to determine if events and circumstances exist, which will lead to a determination that the fair value of a reporting unit is greater than its carrying amount, prior to performing a full fair-value assessment. In the absence of any indicators of potential impairment, the evaluation of goodwill is performed annually during the fourth quarter of each year.

For our annual goodwill impairment test, we utilize two approaches to value goodwill: the income approach, which converts future estimates of cash flows by reporting unit to a single (discounted) current value, and the market approach, which uses publicly available peer data to estimate value of the reporting unit. The valuation techniques performed in our quantitative analysis make use of our estimates and assumptions related to revenue and operating margin growth rates, future market conditions, determination of market multiples and comparative companies, and determination of risk-adjusted discount rates. Forecasts of future operations are based, in part, on actual operating results and our expectations as to future market conditions, which are inherently uncertain and difficult to project. In performing our analysis, we make assumptions and apply judgments to estimate industry economic factors and the future profitability of our businesses. Due to the uncertainty and complexity of performing the goodwill impairment analysis, future results related to market conditions and our business operations and other inputs to the analysis may be worse than estimated or assumed. In such cases, we may be exposed to future material impairments of goodwill.

As of December 31, 2023, the Company recognized $4.5 million in goodwill as the result of the acquisition of 50% of the membership interest in TAV on September 1, 2021 and an additional $2.0 million in goodwill as a result of the business combination with OTF on August 1, 2022. These amounts represent the fair value of the consideration paid, less the identified and valued intangible assets. During 2022 and 2023, the Company determined that the title insurance segment was the appropriate operating segment for the purposes of testing goodwill for impairment. Based on our quantitative annual valuation as of December 31, 2023, we have concluded that there was no impairment of goodwill.

Reserve for Title Claims

The total reserve for all reported and unreported losses the Company incurred is represented by the reserve for title claims. The Company's reserves for unpaid losses and loss adjustment expenses (“LAE”) are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). We reserve for each known claim based on our review of the estimated amount of the claim and the costs required to settle the claim. Reserves for IBNR claims are estimates that are established at the time the premium revenue is recognized and are based upon historical policy loss emergence and development patterns, adjusted for other factors, including industry trends, legal environment, policy year and policy type differences.

The table below summarizes our reserves for known claims and IBNR claims related to title insurance (in thousands):

	As of	As of
	December 31, 2023	December 31, 2022
Known title claims	$8	$3
IBNR title claims	305	284
Total title claims	313	287
Non-title claims	-	-
Total title claims reserves	$313	$287

Although claims against title insurance policies can be reported relatively soon after the policy has been issued, claims may be reported many years later. Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Estimating future title loss payments is difficult because of the complex nature of title claims, the long periods of time over which claims are paid, significantly varying dollar amounts of individual claims and other factors. The Company continually reviews and adjusts its reserve estimates as necessary to reflect its loss experience and any new information that becomes available. Due to the uncertainty inherent in the process and to the judgment used by management, the ultimate liability may be greater or less than our current reserves. If actual claims loss development varies from what is currently expected and is not offset by other factors, it is possible that additional reserve adjustments may be required in future periods in order to maintain our recorded reserve within a reasonable range of our actuary's central estimate.

Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through December 31, 2023.

The table below presents our title insurance loss development experience for the past two years (in thousands):

	For the Year	For the Year
	Ended	Ended
	December 31, 2023	December 31, 2022
Beginning reserves	$287	$231

Provision for claims related to:
Current year	180	56
Prior years	(6)	-
Total provision for claim losses	174	56

Claims paid related to:
Current year	-	-
Prior years	(148)	-
Total title claims paid	(148)	-

Ending reserves	$313	$287

As of December 31, 2023 and 2022, our recorded reserves were $313,000 and $287,000, respectively, which we determined were reasonable and represented our best estimate and these recorded amounts were within a reasonable range of the central estimates provided by our actuaries. During the years ended December 31, 2023 and 2022, the Company recognized $6,000 and $0, respectively, in net provision for claims development attributable to insured events of the prior years. Original estimates are decreased or increased as additional information becomes known regarding individual claims.

At December 31, 2023 and 2022, there were no reinsurance recoverables on paid claims or unpaid reserves.

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk

Not applicable as the Company is a smaller reporting company.

Item 8.         Financial Statements and Supplementary Data

See the “Index to Consolidated Financial Statements” at page F-1 of this Annual Report on Form 10-K.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2023 was conducted under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2023, were effective at the reasonable assurance level.

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

In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as we are a smaller reporting company as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

During the three months ended December 31, 2023, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

Our Board has set the number of our directors at three, one of whom is our Chairman and Chief Executive Officer, Steven A. Hale II, and two of whom are independent. Our directors are divided into three classes with staggered terms. One director, Jeffrey S. Gilliam, whose term was expiring at the time of the Company’s 2023 annual meeting of stockholders, was nominated for re-election by our Board and re-elected by our stockholders to serve another three-year term expiring at our 2026 annual meeting of stockholders.

Director Whose Term Expires this Year

Peter M. Sherman, 62, has been a director since December 2020. Mr. Sherman has served as Chief Risk Officer of Capitala Group, a lower middle market lender and equity investor, since February 2018. Mr. Sherman has also served as founder of Sherman Capital Management, a special situation investing and restructuring consulting firm for institutional investors, since July 2016. Mr. Sherman was a partner in Brevet Capital Management, a middle market direct lending hedge fund, from June 2014 to June 2016. Mr. Sherman was elected to our Board in December 2020 upon the recommendation of our Chairman and Chief Executive Officer and was reelected by the Company’s stockholders at the 2021 annual meeting of stockholders. Our corporate governance and nominating committee and our Board concluded that Mr. Sherman is qualified to serve as a director by reason of his experience in principal finance and debt capital markets, special situation restructuring, and as a capital provider to lower to middle market companies through his role as a chief risk officer. Mr. Sherman’s term as director expires at the 2024 annual meeting of stockholders.

Directors Whose Terms Do Not Expire this Year

Jeffrey S. Gilliam, 66, has been a director since February 2015. Since April 2022, Mr. Gilliam has served as the CFO/Treasurer of Hickory Springs Manufacturing Company. Mr. Gilliam also has served as the managing member of Willow Oak Advisory Group, LLC (“Willow Oak Advisory Group”), a provider of business advisory services, since January 2016. Related to his duties with Willow Oak Advisory Group, Mr. Gilliam served as President of Columbus Industries, Inc. (a division of Filtration Group) from August 2019 until February 2022. Mr. Gilliam was a director of the Finley Group, a corporate advisory firm, from August 2012 until January 2016. Mr. Gilliam served as President of Toter, Incorporated (a division of Wastequip, LLC), a manufacturer of automated cart systems, from October 2008 until August 2012, and as Vice President Finance (Chief Financial Officer) from June 2002 until October 2008. Our corporate governance and nominating committee and our Board concluded that Mr. Gilliam is qualified to serve as a director by reason of his strong background in the manufacturing sector and his financial experience as a chief financial officer.

Mr. Gilliam was appointed to our Board in February 2015 pursuant to an agreement dated February 12, 2015 with Hale Partnership Fund, LP and Talanta Fund, L.P. (collectively with their affiliates, the “Hale-Talanta Group”), which had nominated two candidates for election to our Board at the 2015 annual meeting of stockholders. Under this agreement, we appointed Mr. Gilliam to our Board for a term expiring at the 2017 annual meeting of stockholders and the Hale-Talanta Group withdrew its nominations. Mr. Gilliam was re-elected by our stockholders at the 2023 annual meeting of stockholders to serve a three-year term expiring at our 2026 annual meeting of stockholders.

Steven A. Hale II, 40, has been a director since February 2017 and has served as Chairman of our Board since November 2017. He has also served as our Chief Executive Officer since March 2018. Since March 2019, Mr. Hale has served as Chairman and Chief Executive Officer of HC Realty, an internally-managed real estate investment trust focused on acquiring, developing, financing, owning and managing build-to-suit or renovate-to-suit, single-tenant properties leased primarily to the U.S. government and administered by the U.S. General Services Administration or directly by the federal government agencies or sub-agencies occupying such properties. We currently own approximately 27.4% of the voting interest of HC Realty and HC Realty is considered to be a related party of the Company. Mr. Hale is also the founder and sole manager of HPCM, an asset management firm that serves as the investment manager to certain privately held investment partnerships. Mr. Hale has held his position with HPCM since 2010. From 2007 to 2010, prior to founding HPCM, Mr. Hale was an associate director with Babson Capital Management, LLC, an asset management firm, where he had responsibility for coverage of distressed debt investments across a variety of industries. From 2005 to 2007, Mr. Hale was a leveraged finance analyst with Banc of America Securities. Our corporate governance and nominating committee and our Board concluded that Mr. Hale is qualified to serve as a director by reason of his experience as our Chief Executive Officer, his experience with asset management and his indirect ownership of approximately 35% of our outstanding shares of common stock. Mr. Hale’s term as a director expires at the 2025 annual meeting of stockholders.

Mr. Hale was initially elected to our Board pursuant to the terms of an agreement dated January 30, 2017 with Hale Partnership Fund, LP, and related parties (collectively, the “Hale Group”), a stockholder group that, as of the date of the agreement, owned approximately 10% of our outstanding shares of common stock and which had nominated two candidates for election to our Board at the 2017 annual meeting of stockholders. Under this agreement, we appointed Mr. Hale to our Board and the Hale Group withdrew its nominations and agreed, among other things, to vote in favor of the election of Messrs. Hale and Gilliam as directors at the 2017 annual meeting of stockholders for a term that expired at the 2020 annual meeting of stockholders.

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

Code of Ethics

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

Audit Committee

The audit committee of our Board presently consists of Messrs. Gilliam (Chair) and Sherman. Our Board has determined that Messrs. Gilliam and Sherman each meet the current independence requirements contained in the rules of the NASDAQ Stock Market (which we have adopted for purposes of determining such independence even though our common stock is not listed on a national securities exchange), including the additional independence requirements applicable to audit committee members. Our Board has also determined that Mr. Gilliam qualifies as an “audit committee financial expert” as that term is defined in regulations promulgated by the SEC.

Item 11.	Executive Compensation.

Our named executive officers for 2023 were Steven A. Hale II, our Chairman and Chief Executive Officer, and Justin H. Edenfield, our Principal Financial and Accounting Officer; Secretary (collectively the “Named Executive Officers”).

During 2023, our executive compensation program had two major components: salary and a cash bonus. The program was designed to promote our strategy of profitably growing our core title insurance and management services business.

Our executive compensation program is administered by the compensation and benefits committee of our Board.

Salary and Bonus. Our Named Executive Officers received the following cash compensation in 2023:

●	Steven A. Hale II received an annual salary of $125,000, and

●

Justin H. Edenfield received an annual salary of $300,000 and a cash bonus of $250,000, which consisted of Mr. Edenfield's retention bonus as well as a component granted in connection with securing a management service agreement during the year.

Long-Term Incentives. Our Named Executive Officers did not receive any restricted stock awards in 2023.

Summary Compensation Table

The following table sets forth compensation received by the Named Executive Officers for the years ended December 31, 2023 and 2022.

SUMMARY COMPENSATION TABLE

				Stock	Option	Non-Equity	All Other
		Salary		Awards	Awards	Incentive Plan	Compensation	Total
Name and Principal Position	Year	($)	Bonus ($)	($)	($)	Compensation	($)	($)

STEVEN A. HALE II,	2023	125,000	—	—	—	—	—	125,000
Chairman and Chief Executive Officer	2022	125,000	—	—	—	—	—	125,000

JUSTIN H. EDENFIELD,	2023	300,000	250,000	—	—	—	—	550,000
Principal Financial and Accounting Officer; Secretary	2022	122,115	—	—	—	—	—	122,115

Outstanding Equity Awards at Fiscal Year-End Table

As of December 31, 2023, there were no outstanding equity awards.

Director Compensation

Our Board has approved a policy for compensation of non-employee directors providing that each non-employee director receives annual cash compensation in the amount of $35,000. The corporate governance and nominating committee reviews director compensation annually and, as part of that process, typically has for review publicly available director compensation information for other comparable companies. Our Board approves director compensation. Pursuant to the agreement under which he was elected to our Board, Mr. Hale has agreed to serve as a director without compensation.

The following table sets forth information concerning the compensation of directors for the year ended December 31, 2023.

DIRECTOR COMPENSATION

FOR THE FISCAL YEAR ENDED December 31, 2023

	Fees
	Earned or
	Paid	Stock
Name	in Cash ($)	Awards ($) (1)	Total ($)
STEVEN A. HALE II	—	—	—
PETER M. SHERMAN	35,000	—	35,000
JEFFREY S. GILLIAM	35,000	—	35,000

(1)	At December 31, 2023, Messrs. Sherman and Gilliam held no stock options or restricted shares of common stock.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 11, 2024 by each stockholder we know to be the beneficial owner of more than 5% of our outstanding common stock, by each director, by each of our Named Executive Officers and by all directors and executive officers as a group. Unless otherwise set forth below, the address of each stockholder listed in the following table is 2115 E. 7th Street, Suite 101, Charlotte, North Carolina 28204. Percentages are based on 2,861,547 shares of common stock outstanding as of March 11, 2024.

	Amount and
	Nature
	of Beneficial		Percent
Name	Ownership		of Class
Solas Capital Management, LLC	1,165,051	(a)	40.7%
Hale Partnership Fund, L.P. and related parties	974,960	(b)	34.1%
Jeffrey S. Gilliam	4,165			(c)
Steven A. Hale II	1,002,737	(d)	35.0%
Peter M. Sherman	8,702			(c)
Justin H. Edenfield	—		—
All directors and executive officers as a group (4 persons)	1,015,612	(d)	35.5%

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

(b)

The beneficial ownership information reported is based upon the Schedule 13D/A filed with the SEC on July 2, 2020 (prior to the Reverse Stock Split) by HPCM, Hale Partnership Capital Advisors, LLC, Hale Partnership Fund, L.P., MGEN II - Hale Fund, L.P., Clark - Hale Fund, L.P., and Steven A. Hale II and Forms 4 filed with the SEC on November 26, 2021, December 3, 2021, December 10, 2021 and December 17, 2021. HPCM and Steven A. Hale II each have shared voting and dispositive power over all of the reported shares. Steven A. Hale II also has sole voting power over 27,777 shares. Hale Partnership Capital Advisors, LLC has shared voting and dispositive power over 835,634 shares; Hale Partnership Fund, L.P. has shared voting and dispositive power over 703,011 shares, MGEN II - Hale Fund, L.P. has shared voting and dispositive power over 30,245 shares, and Clark - Hale Fund, L.P. has shared voting and dispositive power over 97,678 shares; a Managed Account for which HPCM serves as the investment manager has shared and dispositive power over 139,326 shares. In addition, the Dickinson-Hale Fund, L.P. has shared voting and dispositive power over 2,800 shares and Smith-Hale Fund, L.P. has shared and dispositive power over 1,900 shares. The Forms 4 indicate HPCM is the General Partner of Dickinson-Hale Fund, L.P. and Smith-Hale Fund, L.P. The principal business and principal office address for each of the aforementioned parties is 2115 E. 7th St., Charlotte, North Carolina 28204.

(c)	1% or less.
(d)	Includes 974,960 shares over which Mr. Hale shares voting and dispositive power as a result of his service as managing member of HPCM. See note (b) above.

Equity Compensation Plan Information

The Company’s 2012 Incentive Compensation Plan, as amended, expired during 2022. Therefore, the Company does not have any outstanding options, warrants or rights subject to equity compensation plans, and there are no shares remaining available for future issuance under equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Review of Transactions with Related Persons

Under the audit committee charter, the audit committee is responsible for reviewing any transaction involving related persons which requires disclosure pursuant to SEC Regulation S-K, Item 404 and has the power to approve or disapprove these transactions.

Since January 1, 2023, the Company has entered into the following transactions involving amounts in excess of $120,000 with related persons or affiliated entities.

Effective April 1, 2023, the Company, through HGMA, was engaged to provide management advisory services to a related captive managing general agency, HPMA, regarding its affiliated entity's anticipated assumption of policies from Citizens Property Insurance Company. The services included underwriting, modeling, and advising on the subset of potential policies selected for the proposed assumption. The engagement was for six months from April 1, 2023 at a monthly fee of $200,000, and was renewed effective October 1, 2023 for an additional three months. The engagement expired in accordance with its terms on December 31, 2023. HPMA is a related party of the Company as it is controlled by Mr. Hale, who serves as our Chairman, Chief Executive Officer and Director.

Effective April 1, 2023, the Company, through HGMA, was also engaged to provide management advisory services to a related reinsurance intermediary affiliated with HPMA. The services include legal formation, licensure, regulatory approval, and other general operational services to allow the intermediary to adequately perform its business functions. The engagement is for twelve months from April 1, 2023 at a monthly fee of $50,000.

Director Independence

Our Board has determined that all current directors, with the exception of Mr. Hale, who serves as our Chief Executive Officer, are “independent directors” as that term is defined in the rules of the NASDAQ Stock Market (which we have adopted for purposes of determining such independence even though we do not have any securities listed on a national securities exchange).

Item 14.	Principal Accountant Fees and Services.

Fees and Services

The following table sets forth the fees, including reimbursement of expenses, billed by, or expected to be billed by, Horne LLP ("Horne"), our independent public auditors for the fiscal year ended December 31, 2023, engaged as of October 12, 2023, and Cherry Bekaert LLP, our independent public auditors for the fiscal year ended December 31, 2022 and through the first two quarters of 2023, all of which were pre-approved by the audit committee.

	2023	2022
Audit Fees	$114,623	$70,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$114,623	$70,000

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

PART IV

(1)	Item 15. Exhibit and Financial Statement Schedules

(a)(1)	Financial Statements:

See the “Index to Consolidated Financial Statements” at page F-1 of this Annual Report on Form 10-K

(b)	Exhibits:

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (Commission File No. 001-34964) filed August 6, 2021).

3.2	By-laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed November 20, 2017).

3.3

Certificate of Designation of Series A Participating Preferred Stock of Stanley Furniture Company, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed December 6, 2016).

4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (2)

10.1

Agreement, dated as of January 30, 2017, by and among Stanley Furniture Company, Inc. and the entities and natural persons listed on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed January 30, 2017).

10.2

Forbearance Extension Letter Agreement, dated as of February 24, 2020, by and among Stanley Furniture Company LLC, Stanley Intermediate Holdings LLC, Stanley Furniture Company 2.0, LLC and Churchill Downs Holdings Ltd., and HG Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 001-34964) filed February 25, 2020).

10.3

Second Forbearance Extension Letter Agreement, dated as of March 6, 2020, by and among Stanley Furniture Company LLC, Stanley Intermediate Holdings LLC, Stanley Furniture Company 2.0, LLC and Churchill Downs Holdings Ltd., and HG Holdings Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 001-34964) filed March 12, 2020).

10.4

Subscription Agreement, dated as of April 3, 2020, by and between HC Government Realty Trust, Inc. and HG Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 001-34964) filed April 9, 2020).

10.5

Subscription Agreement, dated as of April 9, 2020, by and between HC Government Realty Trust, Inc. and HG Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 001-34964) filed April 10, 2020).

10.6

Subscription Agreement, dated as of June 29, 2020, by and between HC Government Realty Trust, Inc. and HG Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (Commission File No. 001-34964) filed June 30, 2020).

10.7

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

10.8

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

10.9

Membership Interest Purchase Agreement, dated as of September 1, 2021, by and among the Company and Title Agency Ventures LLC, a Delaware limited liability company, and Fidelis US Holdings, Inc., a Delaware Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed September 8, 2021).

10.10

Management Advisory Services Agreement, entered into as of July 1, 2022 by and between HG Managing Agency, LLC and FedNat Underwriters, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed July 7, 2022).

10.11

Excess Catastrophe Reinsurance Contract, entered into as of July 1, 2022 by and between Maison Insurance Company and the Subscribing Reinsurer (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed July 7, 2022).

10.12

Consulting Agreement dated August 5, 2022, by and between the Company and Bradley G. Garner (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed August 11, 2022). (1)

16.1	Letter from Cherry Bekaert, LLP, dated August 24, 2023 (incorporated by reference to Exhibit 16.1 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed August 24, 2023).

21.1	List of Subsidiaries. (2)

31.1	Certification by Steven A. Hale II, our Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (2)

31.2	Certification by Justin H. Edenfield, our Principal Financial and Accounting Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (2)

32.1	Certification by Steven A. Hale II, our Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Certification by Justin H. Edenfield, our Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	Inline XBRL INSTANCE DOCUMENT (2)

101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT (2)

101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE (2)

101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE (2)

101.LAB	Inline XBRL TAXONOMY EXTENSION LABELS LINKBASE (2)

101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE (2)

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101) (2)

(1)	Management contract or compensatory plan
(2)	Filed Herewith
(3)	Furnished Herewith

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

Signature	Title	Date

/s/Steven A. Hale II (Steven A. Hale II)	Chairman, Chief Executive Officer and Director	March 28, 2024

/s/Justin H. Edenfield (Justin H. Edenfield)	Principal Financial and Accounting Officer	March 28, 2024

/s/Peter M. Sherman (Peter M. Sherman)	Director	March 28, 2024

/s/Jeffrey S. Gilliam (Jeffrey S. Gilliam)	Director	March 28, 2024

HG HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED December 31, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of HG Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of HG Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2023, the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of the Reserve for Title Claims

As disclosed in Notes 1 and 7 to the financial statements, the Company's reserve for unpaid losses and loss adjustment expenses ("LAE") is established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders that may be reported in the future (incurred but not reported, or "IBNR") within a reasonable range of their actuary’s central estimate. As of December 31, 2023, the Company had a liability of $313,000 in reserve for title claims. The Company establishes reserves for claims which are incurred but not reported at the time the related premium revenue is recognized based on estimated loss provision rates. There is significant uncertainty inherent in determining the loss provision rates.

Auditing the valuation of the Company's reserve for title claims requires significant auditor judgment, subjectivity and effort in performing appropriate procedures to evaluate the reasonableness of the assumptions and methodologies utilized.

Our audit procedures related to the valuation of the reserve for title claims included the following, among others:

●

We obtained an understanding and evaluated the design and implementation of the Company's controls over the process for developing its reserve for title claims. This included, among others, the controls over the determination of the methods and assumptions utilized to support the reserve for title claims calculations and controls over the completeness and accuracy of the data utilized in the reserve for title claims calculations.

●	We tested the inputs utilized by the Company in developing the reserve for title claims for completeness and accuracy.

●	We evaluated the reasonableness of the significant assumptions utilized by the Company and actuarial methods in developing the reserve for title claims.

●

We also independently calculated a range of reserve estimates based on claim loss history which we compared to management's recorded reserve for title claims and the actuary’s central estimate for reasonableness.

/s/ HORNE LLP

We have served as the Company's auditor since 2023.

Ridgeland, Mississippi

March 28, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

HG Holdings, Inc.

Charlotte, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of HG Holdings, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Acquired Intangible Assets

Description of Matter

As discussed in Note 12 to the consolidated financial statements, the Company completed the acquisition of Omega Title Florida, LLC on August 1, 2022 for total consideration of $2.53 million. The Company accounted for this transaction under the acquisition method of accounting, and the acquisition resulted in the recording of $2.04 million of goodwill, $372 thousand of a non-compete agreement and 12% non-controlling interest. The fair value of the non-compete agreement and non-controlling interest was estimated using assumptions related to cash flow forecasts, discount rates, and comparable market transactions.

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

We served as the Company’s auditor from 2019 to 2023.

/s/ Cherry Bekaert, LLP

Richmond, Virginia

March 30, 2023

HG HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$10,247	$9,458
Restricted cash	7,505	5,547
Investments
Fixed income securities, held-to-maturity	3,122	4,314
Investments in limited partnerships	1,280	1,000
Investments in related parties	10,834	11,100
Accounts receivable	136	106
Interest and dividend receivables	293	335
Prepaid expenses	223	301
Property, plant and equipment, net	120	156
Lease assets	582	698
Goodwill	6,492	6,492
Intangible assets, net	267	342
Other assets	803	1,254
Total assets	$41,904	$41,103

LIABILITIES
Accounts payable	$400	$167
Accrued salaries, wages and benefits	350	169
Escrow liabilities	7,454	5,497
Other accrued expenses	344	525
Reserve for title claims	313	287
Unearned premiums	-	300
Lease liabilities	590	703
Other liabilities	32	29
Total liabilities	9,483	7,677

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 35,000,000 shares authorized as of December 31, 2023 and 2022, respectively; 2,861,547 and 2,870,332 shares issued as of December 31, 2023 and 2022, respectively, and 2,861,547 and 2,870,332 shares outstanding as of December 31, 2023 and 2022, respectively.	53	54
Additional paid-in capital	30,491	30,491
Retained earnings	1,894	2,777
Total stockholders’ equity	32,438	33,322
Noncontrolling interests	(17)	104
Total equity	32,421	33,426
Total liabilities and stockholders’ equity	$41,904	$41,103

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended
	December 31,
	2023	2022

Revenues:
Net premiums written	$3,903	$8,445
Commission revenue	2,345	2,482
Escrow and other title fees	2,605	2,199
Management fees	2,255	1,356
Total revenues	11,108	14,482

Cost of revenues:
Underwriting expenses	279	190
Provision for title claim losses	174	126
Search and other fees	122	92
Total cost of revenues	575	408

Gross underwriting profit	10,533	14,074

Operating expenses:
General and administrative expenses	(12,992)	(10,240)

Other income/(expenses):
Net investment income	1,765	1,136
Other (expenses) income	(82)	17
Gain on sale of assets	-	123
Net loss from investments in related parties	(132)	(435)
Impairment loss on subordinated note receivable	-	(992)

(Loss) income from operations before income taxes	(908)	3,683

Income tax expense	45	24

Net (loss) income	(953)	3,659
Net loss attributable to noncontrolling interests	(131)	(81)
Net (loss) income after noncontrolling interests	$(822)	$3,740

Basic and diluted (loss) income per share:
Net (loss) income – basic	$(0.29)	$1.31
Net (loss) income – diluted	$(0.29)	$1.31

Weighted average shares outstanding:
Basic	2,867	2,857
Diluted	2,867	2,857

The accompanying notes are an integral part

of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For each of the two years in the period ended December 31, 2023

(in thousands)

			Additional	Retained
	Common Stock		Paid in	(Deficit)	Noncontrolling
	Shares	Common Stock	Capital	Earnings	Interest	Total

Balance at January 1, 2022	2,873	$54	$30,450	$(942)	$-	$29,562

Net income (loss)	-	-	-	3,740	(81)	3,659
Issuance of noncontrolling interest	-	-	-	-	185	185
Repurchase of common stock	(3)	-	-	(21)		(21)
Stock-based compensation	-	-	41	-	-	41

Balance at December 31, 2022	2,870	$54	$30,491	$2,777	$104	$33,426

Net loss	-	-	-	(822)	(131)	(953)
Issuance of noncontrolling interest(1)	-	-	-	-	10	10
Repurchase of common stock	(8)	(1)	-	(61)	-	(62)

Balance at December 31, 2023	2,862	$53	$30,491	$1,894	$(17)	$32,421
1.

In July 2023, the Company completed its capitalization of Omega National Title of Florida, LLC and Omega National Title of Pensacola, LLC, in which Omega National Title Agency, LLC, a consolidated subsidiary of the Company, now owns 51% of the membership interests. The Company has a controlling financial interests in these entities and has consolidated the results of these subsidiaries in its consolidated financial statements.

The accompanying notes are an integral part

of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended
	December 31,
	2023	2022

Cash flows from operating activities:
Net (loss) income after noncontrolling interest	$(822)	$3,740
Net loss attributable to noncontrolling interest	(131)	(81)
Net (loss) income	(953)	3,659
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Depreciation expense	87	86
Amortization expense	75	31
Stock compensation expense	-	41
Amortization of premium and accretion of discount, net	(9)	-
Income from investment in limited partnership	(280)	-
Gain on sale of assets	-	(123)
Impairment loss on subordinated note receivable	-	992
Dividends on HC Realty common stock	86	165
Loss from investment in related parties	213	435
Changes in assets and liabilities:
Prepaid expenses and other current assets	81	(104)
Accounts receivable	(30)	137
Interest and dividends receivables	42	(37)
Deferred tax assets and other assets	452	(694)
Accounts payable	233	155
Commissions payable	-	65
Unearned premium reserve	(300)	300
Escrow liabilities	1,957	(2,556)
Reserve for title claims	26	56
Other accrued expenses	-	179
Other long-term liabilities	3	(81)
Net cash provided by operating activities	1,683	2,706

Cash flows from investing activities:
Purchases of property, plant, and equipment	(51)	(67)
Purchases of investments	-	(5,569)
Purchases of investments in related parties	(33)	(2,341)
Proceeds from sale of investments	1,200	-
Proceeds from sale of assets	-	204
Net cash provided by (used in) investing activities	1,116	(7,773)

Cash flows from financing activities:
Repurchase of common stock	(62)	(21)
Issuance of non-controlling interest	10	-
Net cash used in financing activities	(52)	(21)

Net increase (decrease) in cash and cash equivalents and restricted cash	2,747	(5,088)
Cash and cash equivalents and restricted cash at beginning of period	15,005	20,093
Cash and cash equivalents and restricted cash at end of period	$17,752	$15,005

Cash and cash equivalents	$10,247	$9,458
Restricted cash	7,505	5,547
Cash and cash equivalents and restricted cash	$17,752	$15,005

The accompanying notes are an integral part

of the consolidated financial statements

HG HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and reflect the consolidated operations of HG Holdings, Inc. The consolidated financial statements include the accounts of HG Holdings, Inc. and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated.

HG Holdings, Inc. (together with its consolidated subsidiaries, the “Company,” “we,” ‘us” or “our”) operates through its subsidiaries, National Consumer Title Insurance Company (“NCTIC”), National Consumer Title Group, LLC (“NCTG”), Title Agency Ventures, LLC (“TAV”), HG Managing Agency, LLC (“HGMA”), Omega National Title Agency, LLC (“ONTA” or “Omega”), Omega National Title of Florida, LLC (“ONF”) and Omega National Title of Pensacola, LLC (“ONP”), and through an affiliated investment in HC Government Realty Trust, Inc., a Maryland corporation (“HC Realty”).

The significant accounting policies of the Company are summarized below:

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in banks and other short-term, highly liquid investments with the original maturity of three months or less.

Restricted Cash

Restricted cash includes cash held in escrow under escrow agreements. Cash held by the Company in escrow was approximately $7.5 million as of December 31, 2023. The Company records an offsetting escrow liability reflecting that we are liable for the disposition of these escrowed funds.

Investments

Fair Value Measurement - Where available, we estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the New York Stock Exchange, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Refer to Note 4, Investments for additional information. Accounting for fair value measurements requires disclosure of the level within the fair value hierarchy in which fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).

Fixed income debt securities - The Company's fixed income debt portfolio consists of U.S. government and agency securities. Our fixed income securities are classified as held-to-maturity and are reported at amortized cost. The Company performs ongoing impairment evaluations of its fixed income securities, and we did not record any current expected credit losses ("CECL") during the years ended December 31, 2023 and 2022, as the U.S. government and agency securities are assumed to have no risk of non-payment.

Investments in Limited Partnerships - The Company has elected the practical expedient for fair value for its investment in limited partnership which is estimated based on the Company's share of the net asset value (“NAV”) of the limited partnership, as provided by the independent fund administrator. The Company’s share of the NAV represents the Company’s proportionate interest in the members’ equity of the limited partnership.

Investments in Related Parties

The Company’s investments in related parties are accounted for either under the equity method of accounting or, where they do not meet the criteria of accounting under the equity method, under the cost adjusted for market observable events less impairment method. For information about the Company’s investments in related parties, refer to Note 3, Investments in Related Parties.

Equity Method Investments - Investments in entities over which the Company exercises significant influence, but does not control, are accounted for using the equity method of accounting. Investments accounted for under the equity method of accounting are initially recorded at cost and the Company subsequently increases or decreases the investment by its proportionate share of the net income or loss and other comprehensive income or loss of the investee.

Other Investments in Related Parties - Investments in which the Company does not exercise significant influence over the investee and without readily determinable fair values, are accounted for under the measurement alternative - cost, less impairment, adjusted for any observable price changes, when available. The Company reviews its equity securities without readily determinable fair values on a regular basis to determine if the investment is impaired. For purposes of this assessment, the Company considers the investee’s cash position, liquidity, earnings and revenue outlook, equity position, and ownership, among other factors, in its review. If management’s assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in current earnings an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount.

Variable and Voting Interest Entities

We evaluate our investments to determine whether those investments are variable interest entities ("VIEs") or voting interest entities (“VOEs”) and whether consolidation is required. The Company consolidates the results of operations and financial position of all VOEs in which it has a controlling financial interest and VIEs in which it is considered to be the primary beneficiary. The consolidation assessment, including the determination as to whether an entity qualifies as a VOE or VIE, depends on the facts and circumstances surrounding each entity.

Noncontrolling interests

The Company consolidates the results of entities in which it has a controlling financial interest. Noncontrolling interests are presented as a separate line within stockholders’ equity in the Consolidated Balance Sheets. The Company presents the portion of net (income) loss attributable to noncontrolling interests as a separate line within the Consolidated Statements of Operations.

Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") Topic 805, Business Combinations ("Topic 805"), requires an acquirer to recognize, separately from goodwill, the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree, and to measure these items generally at their acquisition date fair values. Goodwill is recorded as the residual amount by which the purchase price exceeds the fair value of the net assets acquired. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, we are required to report provisional amounts in the financial statements for the items for which the accounting is incomplete. Adjustments to provisional amounts initially recorded that are identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. During the measurement period, we are also required to recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period ends the sooner of one year from the acquisition date or when we receive the information we were seeking about facts and circumstances that existed as of the acquisition date or learn that more information is not obtainable. Contingent consideration liabilities or receivables recorded in connection with business acquisitions must also be adjusted for changes in fair value until settled.

Goodwill

Goodwill represents the excess of purchase price over fair value of identifiable net assets acquired and liabilities assumed in a business combination. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment at the reporting unit level on an annual basis or more frequently if circumstances indicate potential impairment, through a comparison of fair value to the carrying amount. In evaluating the recoverability of goodwill, we perform a quarterly goodwill impairment analysis based on a review of qualitative factors to determine if events and circumstances exist, which will lead to a determination that the fair value of a reporting unit is greater than its carrying amount, prior to performing a full fair-value assessment. In the absence of any indicators of potential impairment, the evaluation of goodwill is performed annually during the fourth quarter of each year.

For our annual goodwill impairment test, we utilize two approaches to value goodwill: the income approach, which converts future estimates of cash flows by reporting unit to a single (discounted) current value, and the market approach, which uses publicly available peer data to estimate value of the reporting unit. The valuation techniques performed in our quantitative analysis make use of our estimates and assumptions related to revenue and operating margin growth rates, future market conditions, determination of market multiples and comparative companies, and determination of risk-adjusted discount rates. In performing our analysis, we make assumptions and apply judgments to estimate industry economic factors and the future profitability of our businesses. Based on our quantitative annual valuations as of December 31, 2023 and 2022, we have concluded that there was no impairment of goodwill.

Leases

The Company enters into lease agreements that are primarily used for office space, and all current leases are accounted for as operating leases. Amounts related to operating leases are included in lease assets and lease liabilities on the Consolidated Balance Sheets. Lease assets represent the Company’s right to use an underlying asset for the stated lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from an operating lease. Lease assets and liabilities are recognized at the date of the lease commencement and are based on the present value of lease payments over the lease term. The Company's current leases do not provide an implicit interest rate, thus the Company calculated a discount rate using estimates of its incremental borrowing rate for similar collateralized borrowings and capitalization rates in determining the present value of lease payments. A portion of the Company's current leases includes an option to extend or cancel the lease term. The exercise of such an option is solely at the Company's discretion. The operating lease liability recorded in the Consolidated Balance Sheets includes lease payments related to options to extend or cancel the lease term if the Company determined at the date of adoption that the lease was expected to be renewed or extended. A lease expense, which is calculated on a straight-line basis over the lease term and presented as part of operating expenses in the Consolidated Statements of Operations, is composed of the amortization of the lease asset and the accretion of the lease liability.

Variable lease payments are not capitalized and are recorded as lease expense when incurred or paid. Operating leases with initial terms of 12 months or less (short-term leases), which are not reasonably certain to be extended at the commencement date, are not capitalized on the balance sheet. Additionally, operating leases of equipment are not recorded on the balance sheet on the basis that they are relatively short-term in nature and considered as not material to the consolidated balance sheet. For further information on the Company’s leasing arrangements see Note 15, Commitments and Contingencies.

Property, Plant and Equipment

Depreciation of property, plant and equipment is computed using the straight-line method based upon the estimated useful lives. Depreciation expense is included in operating expenses in the Consolidated Statements of Operations. Gains and losses related to dispositions and retirements are included in Gain on Sale of Assets in the Consolidated Statements of Operations. Maintenance and repairs are charged to expense as incurred; renewals and betterments are capitalized. Assets are reviewed for possible impairment when events indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of property, plant and equipment, which could result in impairment charges in future periods. Our depreciation policy reflects judgments on the estimated useful lives of assets. No impairment losses on our long-lived assets were recognized during the years ended  December 31, 2023 and 2022.

Title Premiums Written and Commissions to Agents

When the policy is issued directly, the premiums collected are retained by the Company. When the policy is issued through a title insurance agency, the agency retains a majority of the premium as a commission and remits the net amount to the Company. The Company’s title insurance premiums are recognized as revenue at the time title insurance policies written by agencies are reported to the Company. Our direct title insurance premiums and agency commission revenues are recognized as revenue at the time of closing of the underlying transaction as the earnings process is then considered complete. Expenses typically associated with premiums, including agent commissions, premium taxes, and a provision for future claims are recognized concurrent with recognition of related premium revenue. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. Other revenues are recognized when contractual obligations are fulfilled or as services are provided. Quarterly, the Company evaluates the collectability of receivables. Write-offs of receivables have not been material to the Company.

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

Reserve for Title Claims

The total reserve for all reported and unreported losses the Company incurred is represented by the reserve for title claims. The Company's reserve for unpaid losses and loss adjustment expenses ("LAE") is established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders that may be reported in the future (incurred but not reported, or "IBNR"). The Company continually reviews and adjusts its reserve estimates as necessary to reflect its loss experience and any new information that becomes available.

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

Interest Income

Interest income, as well as the related amortization of premium and accretion of discount, on debt securities are recognized on an accrual basis under the effective interest rate method and are included in Net investment income in the Consolidated Statements of Operations.

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

Earnings per Share of Common Stock

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per share includes any dilutive effect of outstanding stock options and restricted stock, if any, calculated using the treasury stock method. As of December 31, 2023 and 2022, there were no stock options or restricted stock outstanding.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Changes in such estimates may affect amounts reported in future periods.

Reclassifications

Certain comparative figures have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). The ASU simplifies the measurement of goodwill impairment by eliminating the requirement that an entity compute the implied fair value of goodwill based on the fair values of its assets and liabilities to measure impairment. Instead, goodwill impairment is measured as the difference between the fair value of the reporting unit and the carrying value of the reporting unit. The amendment was effective for the Company in fiscal years beginning after December 15, 2022. The Company has adopted ASU 2017-04 with no related impact to the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments in ASU 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendment was effective for the Company for annual reporting periods beginning after December 15, 2022. The Company has adopted ASU 2016-13 with no related impact to the consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, that requires public entities to provide enhanced segment disclosures, including significant segment expenses and other segment items. The amendment is effective for public entities for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impacts of this standard on our segment disclosures and is not planning to early adopt.

In December 2023, the FASB also issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, that requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and provide more details about the reconciling items in some categories if items meet a quantitative threshold. The guidance will require all entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance makes several other changes to the disclosure requirements. All entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The amendment is effective for public entities for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impacts of this standard on our tax disclosures and is not planning to early adopt.

2.          Statutory Reporting and Requirements

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

Capital and surplus on a statutory basis was $6.4 million as of December 31, 2023, compared to $5.7 million as of December 31, 2022 and exceeded the minimum of $3.0 million required by the State of Florida for title insurance companies. The maximum amount of dividends which can be paid by State of Florida insurance companies to shareholders without prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus. Cash dividends may only be paid out of accumulated surplus funds derived from net operating profits and realized capital gains not exceeding 10% of such surplus in any one year, although there are no restrictions on cash dividend payments out of profits and gains derived during the immediately preceding year. During the years ended December 31, 2023 and 2022, no dividends were paid from NCTIC to the Company.

Net income on a statutory basis was $701,000 for the year ended December 31, 2023, compared to $361,000 for the year ended December 31, 2022. As of December 31, 2023, approximately all of consolidated stockholders’ equity represents net assets of NCTIC that cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior insurance department approval. As of December 31, 2022, the maximum distributions the insurance subsidiaries could make to the Company without prior approval from applicable regulators totaled approximately $50,000 plus any earnings and capital gains derived in 2023.

3.          Investments in Related Parties

On  March 19, 2019, the Company entered into subscription agreements with HC Realty, pursuant to which it purchased (i) 200,000 shares of HC Realty’s 10.00% Series B Cumulative Convertible Preferred Stock (the “HC Series B Stock”) for an aggregate purchase price of $2,000,000 and (ii) 300,000 shares of HC Realty’s common stock ("HC Common Stock") for an aggregate purchase price of $3,000,000. Certain investors affiliated with Hale Partnership Capital Management, LLC (“HPCM”), an entity founded by our Chairman and Chief Executive Officer and for which our Chairman and Chief Executive Officer serves as sole manager, purchased an additional 850,000 shares of HC Series B Stock for an aggregate purchase price of $8,500,000. While some of these investors have other investments with HPCM, each of these investors made a separate and direct investment in HC Realty and HPCM does not receive management fees, performance fees, or any other economic benefits with respect to these investors’ investments in HC Series B Stock. On  April 3,  April 9, and  June 29, 2020, the Company entered into subscription agreements with HC Realty, pursuant to which we purchased 100,000, 250,000, and 475,000 shares of Series B Stock, respectively, for an aggregate purchase price of $8,250,000.

As of December 31, 2023, the Company currently owns approximately 27.4% of the voting interest in HC Realty through its ownership of 300,000 shares of HC Common Stock and 1,025,000 shares of HC Series B Stock.

The following table summarizes the Company’s investment in HC Realty as of the years ended  December 31, 2023 and 2022 (amounts in thousands, except ratios):

	Ownership %		Carrying Value		Loss recorded in the Consolidated Statements of Operations (b)
					For the	For the
	As of	As of	As of	As of	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022

HC Series B Stock (a)	26.3%	26.8%	$10,250	$10,250	$-	$-
HC Common Stock	1.1%	7.1%	301	600	(213)	(435)
Total	27.4%	33.9%	$10,551	$10,850	$(213)	$(435)

(a)	Represents investments in shares of HC Series B Stock with a basis of $10.25 million. Each share of HC Series B Stock has voting rights on an as converted basis and can be converted into shares of HC Common Stock at a conversion ratio equal to $10.00 per share divided by the lesser of $9.10 per share or the fair market value per share of HC Common Stock, subject to adjustment upon the occurrence of certain events.
(b)

Loss from these investments is included in “Net loss from investments in related parties” in the Consolidated Statements of Operations. Since HC Realty is a REIT and not a taxable entity, the loss is not reported net of taxes.

The Company’s investment in HC Common Stock is accounted for under the equity method of accounting as the Company has concluded it has a significant influence over the investee. The HC Series B Stock is not deemed to be in-substance common stock and is accounted for under the cost adjusted for market observable events less impairment method.

As a result of the Company’s holding in HC Realty, the Company includes the following summarized income statement information of HC Realty for the years ended December 31, 2023 and 2022 (in thousands):

	For the Year Ended
	December 31, 2023	December 31, 2022

Total revenue	$20,878	$16,770
Total expense	33,858	25,626
Net loss	$(12,980)	$(8,856)

The Company’s other investments in related parties were $283,000 and $250,000 as of December 31, 2023 and December 31, 2022, respectively, and include investments in limited liability companies and corporations. These investments do not meet the criteria for accounting under the equity method and are accounted for under the cost adjusted for market observable events less impairment method. As of December 31, 2023, the Company had total receivables and payables from these related parties of $27,000 and $73,000, respectively. As of December 31, 2022, the Company had total receivables and payables from these related parties of $191,000 and $0, respectively. During the year ended December 31, 2023, the Company received $81,000 of distributions from the related party investees, which are included in “Net loss from investments in related parties” in the Consolidated Statements of Operations. No distributions were received from the related party investees during the year ended December 31, 2022.

4.         Investments

The following table details investments by major investment category, other than investments in related parties, at December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023		December 31, 2022
		Cost/Amortized		Cost/Amortized
	Fair Value	Cost, Net	Fair Value	Cost, Net
U.S. government and agency securities, held-to-maturity (1)	$3,086	$3,122	$4,242	$4,314
Investment in limited partnership (2)	1,280	1,280	1,000	1,000
Total investments	$4,366	$4,402	$5,242	$5,314

1.	Our held-to-maturity investment portfolio is reported at amortized cost, net of valuation allowance. All securities within the portfolio are rated AA+ by Standard & Poor’s Rating Services (“S&P”).
2.

As of December 31, 2023, there are no unfunded commitments related to the investment in limited partnership. This limited partnership invests in property catastrophe risk through customized reinsurance solutions. The underlying assets of the limited partnership are one year or less in duration and the Company’s proceeds may be redeemed or reinvested annually. Changes in net asset value of the investment in limited partnership are included in "Net investment income" on the Company’s Consolidated Statements of Operations.

Held-to-Maturity

The following tables provide the amortized cost, gross unrealized investment gains (losses), and fair value of the Company’s held-to-maturity securities as of December 31, 2023 and December 31, 2022 (in thousands):

December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities, held-to-maturity	$3,122	$-	$(36)	$3,086

December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities, held-to-maturity	$4,314	$-	$(72)	$4,242

The table below summarizes our fixed income securities at December 31, 2023 (dollars in thousands) by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	Amortized	Percent of		Percent
	Cost	Total	Fair Value	of Total
Due in one year or less	$2,122	68.0%	$2,096	67.9%
Due after one year through five years	1,000	32.0%	990	32.1%
Due after five years through ten years	-	-%	-	-%
Due after ten years	-	-%	-	-%
Total	$3,122	100.0%	$3,086	100.0%

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

Our fixed income securities are classified as held-to-maturity and are reported at amortized cost as of December 31, 2023 and 2022. The Company performs ongoing impairment evaluations, and we did not record any CECL during the years ended December 31, 2023 and 2022, as U.S. government and agency securities are assumed to have no risk of non-payment.

The disclosed fair value of our fixed -income securities is initially calculated by a third-party pricing service. Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of proprietary models, produce valuation information in the form of a single fair value for individual fixed income and other securities for which a fair value has been requested. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, liquidity spreads, currency rates and other information, as applicable. Credit and liquidity spreads are typically implied from completed transactions and transactions of comparable securities. Valuation service providers also use proprietary discounted cash flow models that are widely accepted in the financial services industry and similar to those used by other market participants to value the same financial information. The valuation models take into account, among other things, market observable information as of the measurement date, as described above, as well as the specific attributes of the security being valued, including its term, interest rate, credit rating, industry sector and, where applicable, collateral quality and other issue or issuer specific information. Executing valuation models effectively requires seasoned professional judgment and experience.

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value for which fair value is disclosed as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
				Total	Carrying
	Level 1	Level 2	Level 3	Fair Value	Value
U.S. government and agency securities, held-to-maturity	$-	$3,086	$-	$3,086	$3,122

	December 31, 2022
				Total	Carrying
	Level 1	Level 2	Level 3	Fair Value	Value
U.S. government and agency securities, held-to-maturity	$-	$4,242	$-	$4,242	$4,314

The Company has elected the practical expedient for fair value for its investment in limited partnership which is estimated based on the Company's share of the NAV of the limited partnership, as provided by the independent fund administrator. The Company’s share of the NAV represents the Company’s proportionate interest in the members’ equity of the limited partnership.

The Company’s investments in related parties are accounted for either under the equity method of accounting or, where they do not meet the criteria of accounting under the equity method, under the cost adjusted for market observable events less impairment method. For information about the Company’s investments in related parties, refer to Note 3, Investments in Related Parties.

Net investment income

Net investment income for the years ended December 31, 2023 and 2022 is detailed below (in thousands):

	For the Year Ended
	December 31, 2023	December 31, 2022

Interest on:
Cash equivalents	$266	$39
Fixed income securities	194	72
Dividends on investment in HC Series B Stock	1,025	1,025
Change in NAV of investment in limited partnership	280	-
Net investment income	$1,765	$1,136

5.         Subordinated Notes Receivable

On March 2, 2018, the Company sold substantially all of its assets (the “Asset Sale”) to Stanley Furniture Company LLC, formerly known as Churchill Downs LLC (the “Buyer”). The Company was issued a subordinated secured promissory note in the principal amount of $7.4 million (the "Original Note") from the Buyer as partial consideration for the Asset Sale during the first quarter of 2018. On September 6, 2018, the Buyer sold certain of its assets, including certain inventory and the Stone & Leigh tradename to Stone & Leigh, LLC ("S&L" and such asset sale, the "S&L Asset Sale"), which is owned by a group which includes Matthew W. Smith, the Company’s former interim Chief Executive Officer. As a part of the S&L Asset Sale, the Buyer assigned to S&L certain of its rights and obligations under the Original Note. In connection with the assignment, the Company entered into an amended and restated subordinated secured promissory note in the principal amount of $3.3 million as of the assignment date ("A&R Note") and a new subordinated secured promissory note with S&L in the principal amount of $4.4 million as of the assignment date (the "S&L Note").

The A&R Note was fully repaid during the year ended December 31, 2020.

The S&L Note was fully impaired as of December 31, 2022. The Company recognized a final other than temporary impairment loss of $992,000 on the S&L Note during the year ended December 31, 2022. The S&L Note matured on March 2, 2023, at which time the total principal amount became due. No interest payments or principal payments were accrued or received during the years ended December 31, 2023 and 2022.

6.         Property, Plant and Equipment

The table below sets forth the depreciable lives and the value of the Company’s property, plant and equipment, net, as of the years ended December 31, 2023 and 2022:

		As of	As of
	Depreciable	December 31,	December 31,
	lives	2023	2022
	(in years)	(in thousands)	(in thousands)
Computers and equipment	3 to 7	$13	$14
Furniture and fixtures	5 to 7	423	370
Property, plant and equipment, at cost		$436	$384
Less accumulated depreciation		316	228
Property, plant and equipment, net		$120	$156

7.         Reserve for Title Claims

NCTIC’s reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported. Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through December 31, 2023. We continually update loss reserve estimates as new information becomes known, new loss patterns emerge or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses. Due to the uncertainty inherent in the process and to the judgment used by management, the ultimate liability may be greater or less than our current reserves. If actual claims loss development varies from what is currently expected and is not offset by other factors, it is possible that additional reserve adjustments may be required in future periods in order to maintain our recorded reserve within a reasonable range of our actuary's central estimate.

A reconciliation of the activity in the reserves account for the years ended  December 31, 2023 and 2022 is as follows (in thousands):

	For the Year	For the Year
	Ended	Ended
	December 31, 2023	December 31, 2022
Beginning reserves	$287	$231

Provision for claims related to:
Current year	180	56
Prior years	(6)	-
Total provision for claim losses	174	56

Claims paid related to:
Current year	-	-
Prior years	(148)	-
Total title claims paid	(148)	-

Ending reserves	$313	$287

A summary of the Company’s loss reserves at  December 31, 2023 and 2022 is as follows (in thousands):

	As of	As of
	December 31, 2023	December 31, 2022
Known title claims	$8	$3
IBNR title claims	305	284
Total title claims	313	287
Non-title claims	-	-
Total title claims reserves	$313	$287

8.          Reinsurance

Reinsurance obtained from other insurance companies

Certain premiums and benefits at NCTIC are ceded to other insurance companies under reinsurance agreements. The reinsurance agreements provide NCTIC with increased capacity to write more risk and maintain its exposure to loss within its capital resources. For the years ended December 31, 2023 and 2022, NCTIC's reinsurance program consisted of excess of loss reinsurance treaties. The following is a summary of the reinsurance coverage.

Effective January 1, 2023, NCTIC entered into a per risk excess of loss reinsurance agreement that provides coverage of $4.0 million in excess of $1.0 million on each and every risk. The contract allows for one full reinstatement at 100% additional premium as to time and pro rata as to amount. This per risk agreement is shared with other non-affiliated companies. Each company pays its share of the reinsurance cost based on separate company earned premiums. The agreement expired  December 31, 2023.

Effective January 1, 2022, NCTIC entered into a per risk excess of loss reinsurance agreement that provided coverage of $4.0 million in excess of $1.0 million on each and every risk. The contract allowed for one full reinstatement at 100% additional premium as to time and pro rata as to amount. This per risk agreement was shared with other non-affiliated companies. Each company paid its share of the reinsurance cost based on separate company earned premiums. The agreement expired on December 31, 2022.

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

NCTIC’s reinsured risks are treated, to the extent of reinsurance, as though they are risks for which the Company is not liable. However, NCTIC remains contingently liable in the event its reinsurers do not meet their obligations under these reinsurance contracts. NCTIC uses a broker to place its reinsurance through Lloyd’s syndicates, a group of underwriters who work together to provide insurance coverage for a variety of risks. Chaucer Syndicates Ltd. (“Chaucer Syndicates”) and Beazley Syndicate (“Beazley”) are each 50% participants in the Lloyd’s syndicate.  As such, NCTIC has a concentration of reinsurance risk with these third-party reinsurers that could have a material impact on NCTIC’s financial position in the event that either of these reinsurers fail to perform their obligations under the reinsurance treaty. As of December 31, 2023, Chaucer Syndicates was rated A (excellent) by A.M. Best, A+ (strong) by Standard & Poor’s and AA- (very strong) by Fitch. Beazley was rated A by A.M. Best, A+ by Standard & Poor’s and A+ by Fitch. The Company monitors the financial condition of individual reinsurers, risk concentration arising from similar activities as well as economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. Given the quality of the reinsurers, management believes this possibility to be remote. At December 31, 2023 and 2022, there were no reinsurance recoverables on paid claims or unpaid reserves.

The effects of reinsurance on premiums written and earned at NCTIC for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2023	2022
Direct title premiums	$3,664	$2,170
Ceded title premiums	(61)	(55)
Net title premiums	$3,603	$2,115

Reinsurance provided to other insurance companies

Effective July 1, 2022, the Company formed White Rock USA Cell 47 (the “Protected Cell”). The Protected Cell entered into an Excess Catastrophe Reinsurance Contract (the “Reinsurance Contract”) with Maison Insurance Company (“Maison”) effective July 1, 2022 to provide Maison catastrophic windstorm reinsurance protection on approximately 7,650 Texas insurance policies in-force at inception of the Reinsurance Contract. The Reinsurance Contract provided $7.8 million of limit to Maison in excess of a $5 million retention. Maison paid the Protected Cell $6.63 million in reinsurance premiums for the term of the Reinsurance Contract, which terminated on December 31, 2022.

During the contract period, Maison was ordered into liquidation by the State of Florida. Given that there were no covered losses that occurred in Texas during the term of the Reinsurance Contract, effective March 3, 2023, the Protected Cell and Maison entered into an agreement to commute any potential losses arising from the Reinsurance Contract.

The following is a reconciliation of total reinsurance premiums written to reinsurance premiums earned for the years ended  December 31, 2023 and 2022 (amounts in thousands):

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2023	2022
Reinsurance premiums written	$300	$6,630
Increase in unearned premium reserves	-	(300)
Reinsurance premiums earned	$300	$6,330

The Company may actively look to provide reinsurance coverage to other carriers as future opportunities arise.

9.        Segment Information

The Company has four reportable segments: title insurance, real estate, reinsurance, and management services. Corporate and Other is not considered a segment and includes certain corporate expenses and investment income. The Company's chief operating decision maker, its CEO, does not manage segment results or allocate resources to segments when considering these items and they are therefore excluded from our definition of segment income (loss). The Company does not manage its assets by segment; accordingly, total assets are not allocated to the segments.

Title Insurance Segment

Our title insurance segment issues title insurance policies and provides title agency services on residential and commercial real estate transactions. This segment also provides closing and/or escrow services to facilitate real estate transactions.

Real Estate Segment

The real estate segment operates through a related party investment in HC Realty.

HC Realty is an internally-managed REIT focused on acquiring, developing, financing, owning and managing build-to-suit or renovate-to-suit, single-tenant properties leased primarily to the U.S. government and administered by the U.S. General Services Administration or directly by the federal government agencies or sub-agencies occupying such properties.

As of December 31, 2023, the Company owns approximately 27.4% of the voting interest of HC Realty.

Reinsurance Segment

The Company, through the formation of White Rock USA Cell 47, previously engaged in providing another insurance company excess-of-loss reinsurance coverage related to catastrophic weather risk in Texas which expired on December 31, 2022. The Company did not have any reinsurance contracts in-force during the year ended  December 31, 2023; however, the Company may actively look to provide reinsurance coverage to other carriers as future opportunities arise.

Management Services Segment

The Company, through its wholly-owned subsidiary, HGMA, engages in providing management advisory services including the following:

Effective April 1, 2023, the Company, through HGMA, was engaged to provide management advisory services to a related captive managing general agency, HP Managing Agency, LLC ("HPMA"), regarding its affiliated entity's anticipated assumption of policies from Citizens Property Insurance Company. The services included underwriting, modeling, and advising on the subset of potential policies selected for the proposed assumption. The engagement was for six months from April 1, 2023 at a monthly fee of $200,000, and was renewed effective October 1, 2023 for an additional three months. The engagement expired in accordance with its terms on December 31, 2023. HPMA is a related party of the Company as it is controlled by Mr. Hale, who serves as our Chairman, Chief Executive Officer and Director.

Effective April 1, 2023, the Company, through HGMA, was also engaged to provide management advisory services to a related reinsurance intermediary affiliated with HPMA. The services include legal formation, licensure, regulatory approval, and other general operational services to allow the intermediary to adequately perform its business functions. The engagement is for twelve months from April 1, 2023 at a monthly fee of $50,000.

Provided below is selected financial information about the Company’s operations by segment for the year ended December 31, 2023 (in thousands):

	Title	Real		Management	Corporate
	Insurance	Estate	Reinsurance	Services	and Other	Total
Insurance and other services revenue	$8,553	$-	$300	$2,255	$-	$11,108
Cost of revenues	(575)	-	-	-	-	(575)
Gross profit	$7,978	$-	$300	$2,255	$-	$10,533
Operating expenses	(10,837)	-	-	(841)	(1,314)	(12,992)
Other income/(expense)	237	812	-	-	502	1,551
(Loss) income before income taxes	$(2,622)	$812	$300	$1,414	$(812)	$(908)

Goodwill and intangible assets (1)	$6,759	$-	$-	$-	$-	$6,759
(1)	The Company does not allocate its assets by segment, with the exception of Goodwill and Intangible assets.

Provided below is selected financial information about the Company’s operations by segment for the year ended December 31, 2022 (in thousands):

	Title	Real		Management	Corporate
	Insurance	Estate	Reinsurance	Services	and Other	Total
Insurance and other services revenue	$6,796	$-	$6,330	$1,356	$-	$14,482
Cost of revenues	(408)	-	-	-	-	(408)
Gross profit	$6,388	$-	$6,330	$1,356	$-	$14,074
Operating expenses	(8,526)	-	(94)	(400)	(1,220)	(10,240)
Other income/(expense)	89	590	-	-	(830)	(151)
(Loss) income before income taxes	$(2,049)	$590	$6,236	$956	$(2,050)	$3,683

Goodwill and intangible assets (1)	$6,834	$-	$-	$-	$-	$6,834
(1)	The Company does not allocate its assets by segment, with the exception of Goodwill and Intangible assets.

There were no major customers contributing more than 10% of revenue, aside from HPMA, as noted above, for the year ended December 31, 2023.

10.         Income Taxes

The provision for income tax (benefit) expense consists of the following (in thousands):

	For the Year	For the Year
	Ended	Ended
	December 31, 2023	December 31, 2022
Current:
Federal	$-	$-
State	45	24
Total current	45	24
Deferred:
Federal	-	-
State	-	-
Total deferred	-	-
Income tax expense from continuing operations	$45	$24

A reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate follows:

	For the Year	For the Year
	Ended	Ended
	December 31, 2023	December 31, 2022
Federal statutory rate	21.0%	21.0%
State tax, net of federal benefit	(5.0)	0.5
Deferred correction – State net operating losses	8.3	(0.8)
Prior period accrual adjustment	65.9	-
State tax credits true-up	-	-
Permanent differences	(0.5)	-
Change in valuation allowance	(96.7)	(19.8)
Other, net	1.2	(0.9)
Effective income tax rate	(5.8)%	0.0%

The income tax effects of temporary differences that comprise deferred tax assets and liabilities at December 31, 2023 and 2022 follows (in thousands):

	At	At
	December 31, 2023	December 31, 2022
Noncurrent deferred tax assets:
Equity method investment	$448	$400
Goodwill	916	456
Right of use asset	148	146
Other accrued expenses	22	7
Notes receivable fair value adjustment	708	708
Employee benefits	-	2
Capital loss carryforward	11	11
Bad debt expense	-	55
Net operating loss	7,582	7,354
Gross non-current deferred tax assets	9,835	9,139

Noncurrent deferred tax liabilities:
Property, plant, and equipment	(24)	(39)
Non-taxable dividends	(664)	(664)
Lease liability	(150)	(148)
Gain on remeasurement of acquisition	(847)	(847)
Valuation allowance	(8,150)	(7,441)
Gross non-current deferred tax liabilities	(9,835)	(9,139)

Net noncurrent deferred tax assets	$-	$-

The Company has U.S. federal net operating loss carryforwards of approximately $33.5 million which are available to reduce future taxable income. The federal net operating loss carryforwards will begin expiring in 2033. We have combined state net operating loss carryforwards of $25.7 million that will expire at various times beginning in 2027.

During 2023 and 2022, we recorded a non-cash credit to our valuation allowance of approximately $709,000 and $299,000, respectively, against our deferred tax assets. The primary assets which are covered by this valuation allowance are employee benefits and net operating losses in excess of the amounts which can be carried back to prior periods. The valuation allowance was calculated in accordance with the provisions of ASC Topic 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Our results over the most recent four-year period were heavily affected by our business restructuring activities. Our cumulative loss during that period represented sufficient negative evidence to require a valuation allowance. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal, resulting in no deferred tax asset balance being recognized. Should we determine that we will not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

The unrecognized tax benefits activity for the years ended  December 31, 2023 and 2022 follows (in thousands):

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2023	2022
Unrecognized tax benefits balance at January 1	$31	$31
Gross decrease in tax positions of prior years	-	-
Unrecognized tax benefits balance at December 31	$31	$31

Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $31,000 at both December 31, 2023 and 2022. The 2016 through 2022 tax years remain open to examination by major taxing jurisdictions.

11.         Stockholders’ Equity and Earnings Per Share

Basic earnings per share of common stock are based upon the weighted average shares outstanding. Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (in thousands):

	As of the	As of the
	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Weighted average shares outstanding for basic calculation	2,867	2,857
Dilutive effect of restricted stock	-	-
Weighted average shares outstanding for diluted calculation	2,867	2,857

For the years ended  December 31, 2023 and 2022, there were no stock options or restricted stock awards outstanding.

On August 5, 2022, the Company's Board of Directors (the "Board") authorized the repurchase of up to $1.5 million of shares of the Company’s common stock. The authorization does not obligate the Company to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended, or discontinued at any time at the discretion of the Board.  Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to the Company’s cash requirements for other purposes, and other factors it deems relevant.

During the years ended December 31, 2023 and 2022, the Company repurchased 8,785 and 2,699 shares of common stock, respectively, at a weighted average price per share of $6.92 and $7.74, respectively. The total cost of shares repurchased, inclusive of fees and commissions, during the year ended December 31, 2023 was $62,000, or $6.94 per share. The total cost of shares repurchased, inclusive of fees and commissions, during the year ended December 31, 2022 was $21,000, or $7.76 per share. Shares of common stock repurchased by the Company during these periods were retired.

In addition to common stock, authorized capital includes 1,000,000 shares of “blank check” preferred stock. None were outstanding during the years ended December 31, 2023 and 2022. The Board is authorized to issue such stock in series and to fix the designation, powers, preferences, rights, limitations and restrictions with respect to any series of such shares. Such “blank check” preferred stock may rank prior to common stock as to dividend rights, liquidation preferences or both, may have full or limited voting rights and may be convertible into shares of common stock.

12.         Business Combinations

Effective August 1, 2022, Omega acquired substantially all the assets of Omega Title Florida, LLC (“OTF”). In accordance with Topic 805, the Company has determined that the transaction should be accounted for as a business combination. The assets of OTF at the date of acquisition were as follows (in thousands):

Title files in progress	$60
Property, plant, and equipment	53
Noncompetition agreement	372
Total assets acquired	$485

The purchase price paid by Omega for the assets of OTF was as follows (in thousands):

Cash paid	$2,341
Noncontrolling interest in Omega	185
Total consideration paid	$2,526

Title files in progress	$60
Fixed assets	53
Noncompetition agreement	372
Total assets acquired	$485

Goodwill	$2,041

The fair value of assets acquired and liabilities assumed represent the final allocation.

The following table presents the unaudited pro forma financial information as if OTF had been included in the Company’s financial results as of January 1, 2022 (in thousands):

For the Year
Ended
December 31, 2022
Revenues	$2,352
Net loss	$(85)

13.         Goodwill and Intangible Assets

Goodwill

The Company historically recognized $4.5 million in goodwill as the result of the acquisition of the membership interest in TAV on September 1, 2021, and an additional $2.0 million in goodwill as a result of the business combination with OTF on August 1, 2022. The fair value of goodwill as of the date of these acquisitions was principally based on Level 3 inputs, such as values obtained from public and private market comparisons. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company did not record any goodwill impairment losses during the years ended December 31, 2023 and 2022. The Company’s goodwill is allocated to the Title Insurance Segment.  See Part I, Item 1, Business included in this Annual Report on Form 10-K for a description of the Company’s segments and Note 9, “Segment Information” for allocation of assets to the Company’s segments.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on our Consolidated Balance Sheets (in thousands):

	As of	As of
	December 31, 2023	December 31, 2022
Intangible assets subject to amortization	$267	$342
Total	$267	$342

Intangible assets subject to amortization consisted of the following as of December 31, 2023 (dollars in thousands):

	Weighted-
	average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Noncompetition agreement	3.6	$372	$(105)	$267
Total	3.6	$372	$(105)	$267

No impairment in the value of amortizing intangible assets was recognized during the years ended December 31, 2023 and 2022. Amortization expense of the intangible assets was $75,000 and $31,000 for the years ended December 31, 2023 and 2022, respectively.

Estimated amortization expense of our intangible assets to be recognized by the Company for the next five years is as follows (in thousands):

Estimated
Year ending December 31,	Amortization Expense
2024	$74
2025	74
2026	74
2027	45
Total	$267

14.         Stock Based Compensation

The Company’s 2012 Incentive Compensation Plan (the "Incentive Compensation Plan") provided for the grant of incentive awards in the form of performance grants, performance shares, stock options, restricted stock, restricted stock units, and stock appreciation rights to employees and certain service providers. Under the Incentive Compensation Plan, the aggregate number of shares of common stock that were authorized to be issued through awards of any form was 1.6 million, which number was subsequently reduced by amendment to 500,000. As of December 2022, there were no shares remaining available for future issuance under equity compensation plans, as the Incentive Compensation Plan expired during 2022.

Restricted Stock

The restricted stock awards were accounted for as “non-vested equity shares” until the awards vest or were forfeited. In general, restricted stock awards for employees were time vested or performance vested and for non-employee directors vested at the end of their current term on the Board. The fair value of each share of restricted stock is the market price of our stock on the grant date. The fair value of each time vested award was amortized into compensation expense on a straight-line basis between the award date and the vesting date. Performance based awards were amortized into stock compensation expense based on the probability of meeting the performance criteria. During 2023, there were no granted, vested, cancelled or outstanding shares of these awards as the Incentive Compensation Plan expired during 2022.

The following table summarizes information about restricted stock awards during the year ended December 31, 2022:

	Number	Weighted-Average
	of shares	Grant Date Fair Value
Outstanding at January 1, 2022	34,721	$7.20
Vested	(34,721)	(7.20)
Granted	-	-
Cancelled/Forfeited/Expired	-	-

Outstanding at December 31, 2022	-	$-

As of December 31, 2023 and 2022, there was no unrecognized compensation cost related to non-vested restricted stock awards.

15.         Commitments and Contingencies

The Company and its subsidiaries are parties to claims and lawsuits related to the normal course of business operations. When the Company determines that a loss is both probable and reasonably estimable, a liability representing the best estimate of the Company’s financial exposure is recorded. Actual losses may materially differ from the Company’s estimates. With respect to our title insurance operations, this customary litigation includes but is not limited to a wide variety of cases arising out of or related to title and escrow claims, for which we make provisions through our loss reserves. See Note 7, Reserve for Title Claims, for further information. None of these claims and lawsuits, in management’s opinion, will have a material adverse effect on our Consolidated Financial Statements.

In conducting our title insurance operations, our title insurance subsidiaries routinely hold customers’ assets in escrow, pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. Certain of these amounts are maintained in segregated bank accounts. These balances amounted to $7.5 million at  December 31, 2023 and $5.5 million at  December 31, 2022.

We currently have letters of credit to cover estimated exposures, most notably with workman’s compensation claims. This agreement requires us to maintain a compensating balance with the issuer for the amounts outstanding. We currently have letters of credit outstanding in the amount of $230,000. The compensating balance amount is reflected as restricted cash on the consolidated balance sheets.

Litigation

The Company’s subsidiaries are parties to legal actions incidental to their business. As of December 31, 2023, management believed that the resolution of these matters would not materially affect our financial condition or results of operations.

Anchor Title Litigation

During the second quarter of 2023, one of the Company’s subsidiaries, Omega, became involved in litigation in the United States District Court of the Northern District of Florida. The case, instituted by Anchor Title & Escrow, LLC (“Anchor”), raises issues arising from Omega hiring former employees of Anchor. Anchor’s first two complaints were dismissed by the Court. Anchor’s second amended complaint asserted that Omega misappropriated trade secrets and violated the Florida Uniform Trade Secret Act amongst other counts.

On October 10, 2023, all parties entered into a compromised Settlement Agreement (“Anchor Settlement Agreement”) in which Anchor agreed to dismiss the lawsuit with prejudice, Omega admitted no fault or liability and received a full release from Anchor. Ultimately, the matter was dismissed with prejudice on November 15, 2023. The monetary amount conveyed to Anchor as part of the Anchor Settlement Agreement did not result in a material adverse effect on the Company’s financial statements.

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

On July 27, 2023, FNU and HGMA, amongst other parties, entered into a settlement agreement (the “Settlement Agreement”) addressing both claims identified herein. In the Settlement Agreement, FNU and HGMA agreed that the cumulative amount allowed for both proofs of claims was $1,109,771. This recoverable has not yet been recorded on the Company's financial statements as of December 31, 2023 in accordance with ASC Topic 450, Contingencies. On August 11, 2023, the United States Bankruptcy Court for the Southern District of Florida, Ft. Lauderdale Division, entered an order approving the Settlement Agreement. The total amount recovered for the proofs of claim is subject to successful execution of the Chapter 11 plan by FedNat and its affiliates, including FNU.

Hollie Drive Litigation

In November 2019, we received notice that the Company and the Buyer, the purchaser of substantially all of the Company’s assets during the first quarter of 2018, pursuant to the Asset Sale, were defendants in a pending case in the Circuit Court for Henry County, Virginia. The case, which had been instituted on September 18, 2019 by Hollie Drive Associates, LLC (“Hollie”), raises issues arising from the purported breach of a lease for warehouse space in Henry County, Virginia, which is owned by Hollie and was previously rented by the Company. The relevant lease was assigned to the Buyer in connection with the Asset Sale. The complaint asserted that the Buyer breached various provisions of the lease including failure to make certain rental payments and failure to pay for certain clean-up and reconstruction after the Buyer vacated the property. The complaint sought damages in the amount of approximately $555,000 and attorney’s fees. Hollie named the Company as a party because the Company was the original tenant under the lease. Under the asset purchase agreement entered into in connection with the Asset Sale, the Buyer agreed to assume and indemnify the Company against post-closing liabilities arising under the lease including those asserted in the complaint. The Buyer’s filings in the case do not dispute the obligation to indemnify the Company for any damages awarded in the case. Through both discussions with the Buyer and documents produced by Hollie, it appeared Hollie had asserted damages greatly exceeding the likely recovery in the case.

On January 12, 2024, Hollie and the Company entered into a compromised Settlement Agreement (“Hollie Settlement Agreement”) in which Hollie agreed to dismiss the lawsuit with prejudice, the Company admitted no fault or liability and received a full release from Hollie. The monetary amount conveyed to Hollie as part of the Hollie Settlement Agreement did not result in a material adverse effect on the Company’s financial statements and was recorded as a liability on the Company's Consolidated Balance Sheets as of December 31, 2023. Ultimately, the matter was dismissed with prejudice on January 24, 2024.

Leases

Right-of-use assets and lease liabilities related to operating leases under ASC Topic 842, Leases (“ASC 842”), are recorded when the Company and its subsidiaries are party to a contract, which conveys the right for it to control an asset for a specified period of time. Substantially all of our operating lease arrangements relate to rented office space and real estate for our title operations.  The Company is not a party to any material contracts considered finance leases. Right-of-use assets and lease liabilities under ASC 842 are recorded as Lease assets and Lease liabilities, respectively, on the Consolidated Balance Sheets.

Our operating leases range in term from one to five years. As of December 31, 2023, the weighted-average remaining lease term of our operating leases was 2.2 years.

The Company’s lease agreements do not contain material variable lease payments, buyout options, residual value guarantees or restrictive covenants.

Most of the Company’s leases include one or more options to renew, with renewal terms that can extend the lease term by varying amounts. The exercise of lease renewal options is at our sole discretion. We do not include options to renew in our measurement of lease assets and lease liabilities as they are not considered reasonably assured of exercise as of December 31, 2023.

The lease liability is determined by discounting future lease payments using a discount rate based on the Company’s incremental borrowing rate for similar collateralized borrowing.  The discount rate is calculated using estimates of capitalization rates and borrowing rates. As of December 31, 2023 and 2022, the weighted-average discount rate used to determine our operating lease liability was 6.0%.

Lease expense, including property taxes and routine maintenance, as well as rental expenses related to short term leases, was $978,000 and $700,000 for the years ended December 31, 2023 and 2022, respectively, and is reflected in general and administrative expense on the Consolidated Statements of Operations.

Future payments under operating lease arrangements accounted for under ASC 842 as of December 31, 2023 are as follows (in thousands):

2024	$361
2025	155
2026	65
2027	48
Total lease payments, undiscounted	$629
Less: present value discount	39
Lease liabilities, at present value	$590