Form 10-Q
period 2024-03-31
HG Holdings, Inc.
filed 2024-05-14
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 14, 2024, 2,861,547 shares of common stock of HG Holdings, Inc., par value $0.02 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

HG HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Cash and cash equivalents	$10,284	$10,247
Restricted cash	12,141	7,505
Investments
Fixed income securities, held-to-maturity	3,123	3,122
Investments in limited partnerships	1,238	1,280
Investments in related parties	10,807	10,834
Accounts receivable	204	136
Interest and dividend receivables	283	293
Prepaid expenses	253	223
Property, plant and equipment, net	98	120
Lease assets	490	582
Goodwill	6,492	6,492
Intangible assets, net	249	267
Other assets	815	803
Total assets	$46,477	$41,904

LIABILITIES
Accounts payable	$171	$400
Accrued salaries, wages and benefits	546	350
Escrow liabilities	12,088	7,454
Other accrued expenses	430	344
Reserve for title claims	350	313
Lease liabilities	500	590
Other liabilities	31	32
Total liabilities	$14,116	$9,483

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 35,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; 2,861,547 shares issued and outstanding as of March 31, 2024 and December 31, 2023.	53	53
Additional paid-in capital	30,491	30,491
Retained earnings	1,896	1,894
Total stockholders’ equity	32,440	32,438
Noncontrolling interests	(79)	(17)
Total equity	32,361	32,421
Total liabilities and stockholders’ equity	$46,477	$41,904

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months
	Ended
	March 31,	March 31,
	2024	2023

Revenues:
Net premiums written	$1,239	$830
Commission revenue	165	499
Escrow and other title fees	542	609
Management fees from related parties	753	3
Total revenues	2,699	1,941

Cost of revenues:
Underwriting expenses	71	106
Provision for title claim losses	37	69
Search and other fees	10	31
Total cost of revenues	118	206

Gross underwriting profit	2,581	1,735

Operating expenses:
General and administrative expenses	(3,081)	(2,810)

Other income/expenses:
Net investment income	423	356
Other net income	3	11
Net income (loss) from investments in related parties	135	(121)

Income (loss) from operations before income taxes	61	(829)

Income tax expense	68	9

Net loss	(7)	(838)
Net loss attributable to noncontrolling interests	(27)	(39)
Net income (loss) attributable to the Company's shareholders	$20	$(799)

Basic and diluted net income (loss) attributable to the Company's shareholders per share:
Basic	$0.01	$(0.28)
Diluted	$0.01	$(0.28)

Weighted average shares outstanding:
Basic	2,862	2,870
Diluted	2,862	2,870

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Retained
	Common Stock		Paid in	Earnings	Noncontrolling
	Shares	Common Stock	Capital	(Deficit)	Interest	Total

Balance at January 1, 2023	2,870	$54	$30,491	$2,777	$104	$33,426

Net loss	-	-	-	(799)	(39)	(838)
Repurchase of common stock	-	-	-	(1)		(1)

Balance at March 31, 2023	2,870	$54	$30,491	$1,977	$65	$32,587

Balance at January 1, 2024	2,862	$53	$30,491	$1,894	$(17)	$32,421

Net income (loss)	-	-	-	20	(27)	(7)
Subsidiary distributions to non-controlling interest shareholders (1)	-	-	-	(18)	(35)	(53)

Balance at March 31, 2024	2,862	$53	$30,491	$1,896	$(79)	$32,361
(1)

During the three months ended March 31, 2024, the Company distributed earnings related to non-controlling interest holders of Omega National Title of Florida, LLC and Omega National Title of Pensacola, LLC.

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

Net income (loss) attributable to the Company's shareholders	$20	$(799)
Net loss attributable to noncontrolling interests	(27)	(39)
Net loss	(7)	(838)
Adjustments to reconcile net loss from operations to net cash flows from operating activities:
Depreciation expense	22	19
Amortization expense	18	20
Dividends on HC Realty common stock	3	41
Income from investment in limited partnership	42	-
Loss from investments in related parties	23	121
Changes in assets and liabilities:
Prepaid expenses and interest and dividends receivable	(20)	1
Accounts receivable	(68)	(123)
Lease assets	92	62
Other assets	(12)	353
Accounts payable	(229)	(167)
Accrued salaries, wages, and benefits	196	151
Escrow liabilities	4,634	11,317
Reserve for title claims	37	69
Other accrued expenses	86	(118)
Lease liabilities	(90)	(62)
Other liabilities	(1)	(2)
Net cash provided by operating activities	4,726	10,844

Cash flows from investing activities:
Purchases of property, plant, and equipment	-	(40)
Purchases of investments	-	203
Net cash provided by investing activities	-	163

Cash flows from financing activities:
Repurchase of shares of common stock	-	(1)
Subsidiary distributions paid to non-controlling interest shareholders	(53)	-
Net cash used in financing activities	(53)	(1)

Net increase in cash and cash equivalents and restricted cash	4,673	11,006
Cash and cash equivalents and restricted cash at beginning of period	17,752	15,003
Cash and cash equivalents and restricted cash at end of period	$22,425	$26,009

Cash and cash equivalents	$10,284	$9,347
Restricted cash	12,141	16,662
Cash and cash equivalents and restricted cash	$22,425	$26,009

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation and Nature of Operations

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. However, the Company (as defined below) believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. In addition, the year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. In the opinion of the Company, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Operating results for the interim periods reported herein may not be indicative of the results expected for the year. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s latest Annual Report on Form 10-K filed with the SEC on March 28, 2024 (the “2023 Form 10-K”).

HG Holdings, Inc. (together with its consolidated subsidiaries, the “Company,” “we,” ‘us” or “our”), operates through its subsidiaries, National Consumer Title Insurance Company (“NCTIC”), National Consumer Title Group, LLC (“NCTG”), Title Agency Ventures, LLC (“TAV”), HG Managing Agency, LLC (“HGMA”), Omega National Title Agency, LLC (“ONTA” or “Omega”), Omega National Title of Florida, LLC (“ONF”) and Omega National Title of Pensacola, LLC (“ONP”), and through an affiliated investment in HC Government Realty Trust, Inc., a Maryland corporation (“HC Realty”).

Description of the Business

Title Insurance

The Company engages in issuing title insurance through its subsidiary, NCTIC, and providing title agency services through its subsidiaries, NCTG, TAV, ONTA, ONF and ONP. Through NCTIC, the Company underwrites title insurance for owners and mortgagees as the primary insurer. The Company mainly provides title insurance services in the state of Florida.

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

NCTIC issues title insurance policies through its home office and through a network of affiliated and independent title agents. In the state of Florida, issuing agents are independent agents or subsidiaries of community and regional mortgage lending institutions, depending on local customs and regulations. The ability to attract and retain issuing agents is a key determinant of the Company’s growth in title insurance premiums written.

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

The substantial majority of the Company's title insurance business is dependent upon the overall level of residential and commercial real estate activity and mortgage markets, which are cyclical and seasonal. Residential purchase activity is typically slower in the winter months with increased volumes in the spring and summer months and is sensitive to interest rates. Refinance activity is not seasonal, but is generally correlated with changes in interest rates and general economic cycles. Commercial real estate volumes are less sensitive to changes in interest rates than residential real estate volumes, but fluctuate based on local supply and demand conditions and financing availability. Commercial real estate historically has elevated activity towards the end of the year. However, changes in general economic conditions in the United States and abroad can cause fluctuations in these traditional patterns of real estate activity, and changes in the general economic conditions in a geography can cause fluctuations in these traditional patterns of real estate activity in that geography. The Company’s revenues from title insurance premiums in future periods are likely to fluctuate due to these and other factors which are beyond management’s control.

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

The Company currently owns 300,000 shares of HC Realty’s Common Stock (the “HC Common Stock”) and 1,025,000 shares of HC Realty’s 10.00% Series B Cumulative Convertible Preferred Stock (the “HC Series B Stock”). As of March 31, 2024, the Company owns approximately 27.4% of the voting interest of HC Realty.

As of March 31, 2024, HC Realty owned 35 Government Properties, comprised of 33 Government Properties that it owns and two Government Properties that it owns subject to a ground lease, each of which is leased to the United States government and occupied by tenant agencies and sub-agencies such as the Federal Bureau of Investigation, the Department of Veterans Affairs, the Drug Enforcement Administration, the Immigration & Customs Enforcement, the Social Security Administration and the Department of Transportation. HC Realty’s portfolio properties contain approximately 663,000 leased rentable square feet located in 22 states. As of March 31, 2024, its portfolio properties are 98% leased to the United States government and occupied by 12 different federal government agencies. Based on leased rentable square feet, the portfolio has a weighted average remaining lease term of 9.2 years if none of the tenants’ early termination rights are exercised and 5.2 years if all of the tenants’ early termination rights are exercised.

Reinsurance

The Company, through the formation of White Rock USA Cell 47, previously engaged in providing another insurance company excess-of-loss reinsurance coverage related to catastrophic weather risk in Texas. The Company did not have any reinsurance contracts in-force during the three month period ended March 31, 2024; however, the Company may actively look to provide reinsurance coverage to other carriers as future opportunities arise.

Management Advisory Services

The Company, through its wholly-owned subsidiary, HGMA, engages in providing various management advisory services such as legal entity formation, licensure, regulatory approval, assumption of policies, and other general operational services.

Effective January 1, 2024, the Company, through HGMA, is engaged to provide management advisory services to a related captive managing general agency, HP Managing Agency, LLC ("HPMA"), and its affiliates, including but not limited to general management, legal compliance, strategy services and review of potential acquisitions and transactions. The engagement is for twelve months from January 1, 2024 through December 31, 2024, for a monthly fee of $200,000. HPMA is a related party of the Company as it is controlled by Steven A. Hale II, who serves as our Chairman, Chief Executive Officer and Director.

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

Effective April 1, 2023, the Company, through HGMA, was also engaged to provide management advisory services to a related reinsurance intermediary affiliated with HPMA. The services include legal entity formation, licensure, regulatory approval, and other general operational services to allow the intermediary to adequately perform its business functions. The engagement was initially for twelve months from April 1, 2023 at a monthly fee of $50,000, and has been renewed effective April 1, 2024 for an additional nine months.

For information about our reportable segments, refer to Note 9, Segment Information.

2.	Significant Accounting Policies

During the three months ended March 31, 2024, there have been no material changes to the Company’s significant accounting policies as described in its 2023 Form 10-K.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, that requires public entities to provide enhanced segment disclosures, including significant segment expenses and other segment items. The amendment is effective for public entities for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impacts of this standard on our segment disclosures and is not planning to early adopt.

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

Reclassifications

Certain comparative figures have been reclassified to conform to the current quarter presentation.

3.	Investments in Related Parties

The following table summarizes the Company’s investment in HC Realty as of March 31, 2024, and  December 31, 2023 (dollar amounts in thousands):

					Loss recorded in the Consolidated
	Ownership %		Carrying Value		Statements of Operations(b)
					For the Three
					Months Ended
					March 31,
	March 31,	December 31,	March 31,	December 31,
	2024	2023	2024	2023	2024	2023

HC Series B Stock (a)	26.3%	26.3%	$10,250	$10,250	$-	$-
HC Common Stock	1.1%	1.1%	275	301	(26)	(121)
Total	27.4%	27.4%	$10,525	$10,551	$(26)	$(121)

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

(b)

Loss from these investments is included in “Net income (loss) from investments in related parties” in the Unaudited Consolidated Statements of Operations. Since HC Realty is a REIT and not a taxable entity, the loss is not reported net of taxes.

The Company’s investment in HC Common Stock is accounted for under the equity method of accounting as the Company has concluded it has a significant influence over the investee. The HC Series B Stock is not deemed to be in-substance common stock and is accounted for under the cost adjusted for market observable events less impairment method.

As a result of the Company’s holding in HC Realty, the Company includes the following summarized income statement information of HC Realty for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months
	Ended
	March 31,	March 31,
	2024	2023
Total revenue	$5,243	$4,949
Total expense	8,713	7,512
Net loss	$(3,470)	$(2,563)

The Company’s other investments in related parties were $282,000 as of both  March 31, 2024 and December 31, 2023, and include investments in limited liability companies and corporations. These investments do not meet the criteria for accounting under the equity method and are accounted for under the cost adjusted for market observable events less impairment method. As of March 31, 2024, the Company had total receivables from these related parties of $40,000 and payables of $42,000. As of December 31, 2023, the Company had total receivables and payables from these related parties of $27,000 and $73,000, respectively. During the three month period ended March 31, 2024, the Company received $161,000 of distributions from other investments in related parties, which are included in “Net income (loss) from investments in related parties” in the Unaudited Consolidated Statements of Operations. No distributions were received from other investments in related parties during the three month period ended March 31, 2023.

4.	Investments

The following table details investments by major investment category, other than investments in related parties, at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
		Cost/Amortized		Cost/Amortized
	Fair Value	Cost, Net	Fair Value	Cost, Net
U.S. government and agency securities, held-to-maturity (1)	$3,092	$3,123	$3,086	$3,122
Investment in limited partnership, at net asset value (2)	1,238	1,238	1,280	1,280
Total investments	$4,330	$4,361	$4,366	$4,402

(1)	Our held-to-maturity investment portfolio is reported at amortized cost, net of valuation allowance. All securities within the portfolio are rated AA+ by Standard & Poor’s Rating Services (“S&P”).
(2)

As of March 31, 2024, there are no unfunded commitments related to the investment in limited partnership. This limited partnership invests in property catastrophe risk through customized reinsurance solutions. The underlying assets of the limited partnership are one year or less in duration and the Company’s proceeds may be redeemed or reinvested annually. Changes in net asset value of the investment in limited partnership are included in Net investment income on the Company’s Unaudited Consolidated Statements of Operations.

Held-to-Maturity

The following tables provide the amortized cost, gross unrealized investment gains (losses), and fair value of the Company’s held-to-maturity securities as of March 31, 2024 and December 31, 2023 (in thousands):

March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities, held-to-maturity	$3,123	$-	$(31)	$3,092

December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities, held-to-maturity	$3,122	$-	$(36)	$3,086

The table below summarizes our fixed-income securities at  March 31, 2024 (dollars in thousands) by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	Amortized	Percent of		Percent
	Cost	Total	Fair Value	of Total
Due in one year or less	$3,123	100.0%	$3,092	100.0%
Total	$3,123	100.0%	$3,092	100.0%

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

Our fixed-income securities are classified as held-to-maturity and are reported at amortized cost as of March 31, 2024 and December 31, 2023. The Company performs ongoing impairment evaluations, and we did not record any current expected credit losses (CECL) during the three months ended March 31, 2024 and 2023, as U.S. government and agency securities are assumed to have no risk of non-payment.

The disclosed fair value of our fixed-income securities is initially calculated by a third-party pricing service. Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of proprietary models, produce valuation information in the form of a single fair value for individual fixed-income and other securities for which a fair value has been requested. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, liquidity spreads, currency rates and other information, as applicable. Credit and liquidity spreads are typically implied from completed transactions and transactions of comparable securities. Valuation service providers also use proprietary discounted cash flow models that are widely accepted in the financial services industry and similar to those used by other market participants to value the same financial information. The valuation models take into account, among other things, market observable information as of the measurement date, as described above, as well as the specific attributes of the security being valued, including its term, interest rate, credit rating, industry sector and, where applicable, collateral quality and other issue or issuer specific information. Executing valuation models effectively requires seasoned professional judgment and experience.

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value for which fair value is disclosed as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
				Total Fair	Carrying
	Level 1	Level 2	Level 3	Value	Value (1)
U.S. government and agency securities, held-to-maturity	$-	$3,092	$-	$3,092	$3,123

	December 31, 2023
				Total Fair	Carrying
	Level 1	Level 2	Level 3	Value	Value (1)
U.S. government and agency securities, held-to-maturity	$-	$3,086	$-	$3,086	$3,122

(1)

The carrying value measurements in the tables above do not equal Investments on our Unaudited Consolidated Balance Sheets as they exclude the Company's investment in limited partnership carried at NAV (as defined below) as a practical expedient.

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

Net investment income

Net investment income for the three months ended March 31, 2024 and 2023 is detailed below (in thousands):

	For the Three Months Ended
	March 31, 2024	March 31, 2023

Interest on:
Cash equivalents	$103	$63
Fixed income securities	29	38
Dividends on investment in HC Series B Stock	256	256
Change in NAV of investment in limited partnership	36	-
Less: Investment expense	(1)	(1)
Net investment income	$423	$356

5.	Subordinated Note Receivable

On September 6, 2018, the Company entered into a Subordinated Secured Promissory Note in the principal amount of $4.4 million (the “S&L Note”) with Stone & Leigh, LLC (“S&L”). The S&L Note matured on March 2, 2023, at which time the total principal amount became due. Interest on the S&L Note accrues at a fixed rate of 10% per annum. No cash interest payments were accrued or received during the three months ended March 31, 2024 and 2023.

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

NCTIC’s reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through March 31, 2024. We continually update loss reserve estimates as new information becomes known, new loss patterns emerge or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses. Due to the uncertainty inherent in the process and to the judgment used by management, the ultimate liability may be greater or less than our current reserves. If actual claims loss development varies from what is currently expected and is not offset by other factors, it is possible that additional reserve adjustments may be required in future periods in order to maintain our recorded reserve within a reasonable range of our actuary's central estimate.

A reconciliation of the activity in the reserves account for the three month period ended March 31, 2024 and 2023 is as follows (in thousands):

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2024	March 31, 2023
Beginning Reserves	$313	$287

Provision for claims related to:
Current year	37	69
Prior years	-	-
Total provision for claim losses	37	69

Claims paid related to:
Current year	-	-
Prior years	-	-
Total title claims paid	-	-

Ending Reserves	$350	$356

At March 31, 2024, there were no reinsurance recoverables on paid claims or unpaid reserves.

For the three months ended March 31, 2024, there was no development of the net provision for claims attributable to insured events of the prior year as a result of estimation of the reserve for claims. Original estimates of ultimate loss exposures are decreased or increased as additional information becomes known during the adjustment process regarding individual claims.

A summary of the Company’s loss reserves at March 31, 2024 and December 31, 2023 is as follows (in thousands):

	As of March 31, 2024	As of December 31, 2023
Known title claims	$8	$8
IBNR title claims	342	305
Total title claims	350	313
Non-title claims	-	-
Total title claims reserves	$350	$313

7.	Reinsurance

Certain premiums and benefits at NCTIC are ceded to other insurance companies under various reinsurance agreements. The reinsurance agreements provide NCTIC with increased capacity to write more risk and maintain its exposure to loss within its capital resources. For the three month periods ended March 31, 2024 and 2023, NCTIC's reinsurance program consisted of excess of loss reinsurance treaties. The following is a summary of the reinsurance coverage:

Effective January 1, 2024, NCTIC entered into a per risk excess of loss reinsurance agreement that provides coverage of $4,000,000 in excess of $1,000,000 on each and every risk. The contract allows for one full reinstatement without additional premium. This per risk agreement is shared with other non-affiliated companies. Each company pays its share of the reinsurance cost based on separate company earned premiums. The agreement expires December 31, 2024.

Effective January 1, 2023, NCTIC entered into a per risk excess of loss reinsurance agreement that provided coverage of $4,000,000 in excess of $1,000,000 on each and every risk. The contract allowed for one full reinstatement without additional premium. This per risk agreement was shared with other non-affiliated companies. Each company paid its share of the reinsurance cost based on separate company earned premiums. The agreement expired  December 31, 2023.

NCTIC’s reinsured risks are treated, to the extent of reinsurance, as though they are risks for which the Company is not liable. However, NCTIC remains contingently liable in the event its reinsurers do not meet their obligations under these reinsurance contracts. NCTIC uses a broker to place its reinsurance through Lloyd’s syndicates, a group of underwriters who work together to provide insurance coverage for a variety of risks. Chaucer Syndicates Ltd. (“Chaucer Syndicates”) and Beazley Syndicate (“Beazley”) are each 50% participants in the Lloyd’s syndicate. As such, NCTIC has a concentration of reinsurance risk with these third-party reinsurers that could have a material impact on NCTIC’s financial position in the event that either of these reinsurers fail to perform their obligations under the reinsurance treaty. As of March 31, 2024, Chaucer Syndicates was rated A (excellent) by A.M. Best, A+ (strong) by S&P and AA- (very strong) by Fitch. Beazley was rated A (excellent) by A.M. Best, AA- (very strong) by S&P and AA- (very strong) by Fitch. The Company monitors the financial condition of individual reinsurers, risk concentration arising from similar activities as well as economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. Given the quality of the reinsurers, management believes this possibility to be remote. At March 31, 2024, there were no reinsurance recoverables on paid claims or unpaid reserves.

The effects of reinsurance on premiums written and earned by NCTIC for the three month periods ended March 31, 2024 and 2023 are as follows (in thousands):

	Three Months
	Ended
	March 31,	March 31,
	2024	2023
Direct title premiums	$1,249	$844
Ceded title premiums	(10)	(14)

Net title premiums written	$1,239	$830

The Company did not have any written reinsurance contracts in-force during the three month period ended March 31, 2024. The Company may actively look to provide reinsurance coverage to other carriers as future opportunities arise.

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

NCTIC is subject to regulations and standards of the Florida Office of Insurance Regulation (“FLOIR”). These standards and regulations include a requirement that the insurance entities domiciled in the State of Florida maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid by the insurance entities to the parent company. As of March 31, 2024, NCTIC’s statutory surplus is $6.6 million and exceeded the minimum of $3.0 million required by the State of Florida for title insurance companies. The maximum amount of dividends which can be paid by State of Florida insurance companies to shareholders without prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus. Cash dividends may only be paid out of accumulated surplus funds derived from net operating profits and realized capital gains not exceeding 10% of such surplus in any one year, although there are no restrictions on cash dividend payments out of profits and gains derived during the immediately preceding year. For the three months ended March 31, 2024 and 2023, no dividends were paid from NCTIC to the Company.

9.	Segment Information

The Company has four reportable segments: title insurance, real estate, reinsurance, and management advisory services. The remaining immaterial segments have been combined into a group called “Corporate and Other.” See Note 1, Basis of Presentation and Nature of Operations for a description of the Company’s segments.

Provided below is selected financial information about the Company’s operations by segment for the three months ended March 31, 2024 (in thousands):

				Management
	Title	Real		Advisory	Corporate
	Insurance	Estate	Reinsurance	Services	and Other	Total
Insurance and other services revenue	$1,946	$-	$-	$753	$-	$2,699
Cost of revenues	(118)	-	-	-	-	(118)
Gross profit	$1,828	$-	$-	$753	$-	$2,581
Operating expenses	(2,391)	-	-	(120)	(570)	(3,081)
Other net income	68	230	-	-	263	561
(Loss) income before income taxes	$(495)	$230	$-	$633	$(307)	$61

Goodwill and intangible assets, net (1)	$6,741	$-	$-	$-	$-	$6,741
(1)	The Company does not allocate its assets by segment, with the exception of Goodwill and Intangible assets.

Provided below is selected financial information about the Company’s operations by segment for the three months ended  March 31, 2023 (in thousands):

				Management
	Title	Real		Advisory	Corporate
	Insurance	Estate	Reinsurance	Services	and Other	Total
Insurance and other services revenue	$1,938	$-	$-	$3	$-	$1,941
Cost of revenues	(206)	-	-	-	-	(206)
Gross profit	$1,732	$-	$-	$3	$-	$1,735
Operating expenses	(2,428)	-	-	-	(382)	(2,810)
Other net income	45	135	-	-	66	246
(Loss) income before income taxes	$(651)	$135	$-	$3	$(316)	$(829)

Goodwill and intangible assets, net (1)	$6,815	$-	$-	$-	$-	$6,815
(1)	The Company does not allocate its assets by segment, with the exception of Goodwill and Intangible assets.

10.	Income taxes

During the three months ended March 31, 2024, the Company recorded a non-cash credit to its valuation allowance of $135,000, decreasing its valuation allowance against deferred tax assets to $8.0 million as of March 31, 2024. The primary assets covered by this valuation allowance are net operating losses, which approximate $33.5 million at March 31, 2024. The Company did not make any cash payments for income tax in the three month periods ended March 31, 2024 and 2023 due to its net operating loss carryforwards.

The Company maintains a valuation allowance against deferred tax assets that currently exceeds our deferred tax liabilities. The primary assets covered by this valuation allowance are net operating loss carry-forwards. The valuation allowance was calculated in accordance with the provisions of FASB Accounting Standards Codification ("ASC") 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. The Company’s results over the most recent four-year period were heavily affected by business restructuring activities. The Company’s cumulative loss represented sufficient negative evidence to require a valuation allowance. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal, resulting in no deferred tax asset balance being recognized. Should the Company determine that it will not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

As of March 31, 2024, the Company has no deferred tax assets not covered by a valuation allowance.

The Company’s effective tax rate for the three month period ended March 31, 2024 was 142%, primarily related to state income tax paid in jurisdictions without prior net operating loss carryforwards available to offset taxable income. The Company’s effective tax rate for the three month period ended March 31, 2023 was 0% due to our net operating loss carryforwards.

11.	Stockholders’ Equity

Basic earnings per common share are based upon the weighted average shares outstanding. Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (in thousands):

	Three Months
	Ended
	March 31,	March 31,
	2024	2023
Weighted average shares outstanding for basic calculation	2,862	2,870
Add: Effect of dilutive stock awards	-	-

Weighted average shares outstanding, adjusted for diluted calculation	2,862	2,870

For the three month periods ended March 31, 2024 and 2023, there were no stock options or restricted stock awards outstanding.

On August 5, 2022, the Company’s board of directors (the “Board”) authorized the repurchase of up to $1.5 million of shares of the Company’s common stock. The authorization does not obligate the Company to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended, or discontinued at any time at the discretion of the Board. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to the Company’s cash requirements for other purposes, and other factors it deems relevant. The Company's Rule 10b5-1/Rule 10b-18 Repurchase Plan in connection with the Company’s repurchases of shares of common stock expired on December 31, 2023 and was not renewed.

During the three months ended March 31, 2024, the Company did not repurchase any shares. During the three months ended March 31, 2023, the Company purchased 170 shares of common stock, at a weighted average price per share of $7.74. The total cost of shares repurchased, inclusive of fees and commissions, during the three month period ended  March 31, 2023 was $1,311 or $7.71 per share.

During the three months ended March 31, 2024 and  March 31, 2023, the Company did not declare or pay any dividends to its holders of common stock.

12.	Goodwill and Intangible Assets

Goodwill

The Company historically recognized $4.5 million in goodwill as the result of the acquisition of 50% of TAV on September 1, 2021, and an additional $2.0 million in goodwill as a result of the business combination with Omega Title Florida, LLC ("OTF") on August 1, 2022. The fair value of goodwill as of the date of these acquisitions was principally based on Level 3 inputs, such as values obtained from public and private market comparisons. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company did not record any goodwill impairment losses during the three months ended March 31, 2024 and 2023. The Company’s goodwill is allocated to the Title Insurance Segment. See Note 9, Segment Information for allocation of goodwill and intangible assets to the Company’s segments.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on our Unaudited Consolidated Balance Sheets at  March 31, 2024 and  December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Intangible assets subject to amortization	$249	$267
Total	$249	$267

Intangible assets subject to amortization consisted of the following as of March 31, 2024 (dollars in thousands):

	Weighted-average
	remaining
	amortization period	Gross carrying	Accumulated	Net carrying
	(in years)	amount	amortization	amount
Noncompetition agreement	3.3	$372	$(123)	$249
Total		$372	$(123)	$249

No impairment in the value of intangible assets was recognized during the three months ended March 31, 2024.

Amortization expense of the intangible assets for the three month periods ended March 31, 2024 and 2023 was $18,000 and $20,000, respectively.

Estimated amortization expense of the intangible assets to be recognized by the Company during the remainder of 2024 and over the following years is as follows (in thousands):

Estimated Amortization
Year ending December 31,	Expense
Remaining in 2024	$56
2025	74
2026	74
2027	45
Total	$249

13.	Commitments and Contingencies

The Company and its subsidiaries are parties to claims and lawsuits related to the normal course of business operations. When the Company determines that a loss is both probable and reasonably estimable, a liability representing the best estimate of the Company’s financial exposure is recorded. Actual losses may materially differ from the Company’s estimates. With respect to our title insurance operations, this customary litigation includes but is not limited to a wide variety of cases arising out of or related to title and escrow claims, for which we make provisions through our loss reserves. See Note 6, Reserve for Title Claims, for further information. None of these claims and lawsuits, in management’s opinion, will have a material adverse effect on our Consolidated Financial Statements.

Litigation

The Company’s subsidiaries are parties to legal actions incidental to their business. As of March 31, 2024, management believed that the resolution of these matters would not materially affect our financial condition or results of operations.

Omega Employee Litigation

During the first quarter of 2024, one of the Company’s subsidiaries, Omega, became involved in litigation in the United States District Court for the Middle District of Florida. The case, instituted by a former Omega employee, alleges that the former employee was separated from Omega in a manner inconsistent with the Americans with Disabilities Act and the Florida Civil Rights Act. Omega has retained outside counsel and the Company believes that there is no merit to any claims being made against Omega. Therefore, the Company believes it is unlikely that the case will result in a material adverse effect on the Company’s consolidated financial statements.

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

On July 27, 2023, FNU and HGMA, amongst other parties, entered into a settlement agreement (the “Settlement Agreement”) addressing both claims identified herein. In the Settlement Agreement, FNU and HGMA agreed that the cumulative amount allowed for both proofs of claim was $1,109,771. This recoverable has not yet been recorded on the Company's financial statements as of March 31, 2024 in accordance with ASC Topic 450, Contingencies. On August 11, 2023, the United States Bankruptcy Court for the Southern District of Florida, Ft. Lauderdale Division, entered an order approving the Settlement Agreement. The total amount recovered for the proofs of claim is subject to successful execution of the Chapter 11 plan by FedNat and its affiliates, including FNU.

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

The Company’s operating leases range in term from one to five years. As of March 31, 2024, the weighted-average remaining lease term of our operating leases was 2.1 years.

The Company’s lease agreements do not contain material variable lease payments, buyout options, residual value guarantees or restrictive covenants.

Most of the Company’s leases include one or more options to renew, with renewal terms that can extend the lease term by varying amounts. The exercise of lease renewal options is at our sole discretion. We do not include options to renew in our measurement of lease assets and lease liabilities as they are not considered reasonably assured of exercise as of March 31, 2024.

The lease liability is determined by discounting future lease payments using a discount rate based on the Company’s incremental borrowing rate for similar collateralized borrowing. The discount rate is calculated using estimates of capitalization rates and borrowing rates. As of March 31, 2024, the weighted-average discount rate used to determine our operating lease liability was 6.0%.

Lease expense included in general and administrative expenses on the Unaudited Consolidated Statements of Operations was $254,000 and $226,000 for the three months ended March 31, 2024, and 2023, respectively.

Future minimum rental commitments as of March 31, 2024 under these leases are expected to be as follows (in thousands):

Remainder of 2024	$263
2025	155
2026	65
2027	48
2028	-
Total lease payments, undiscounted	$531
Less: present value discount	(31)
Lease liabilities, at present value	$500

14.	Subsequent Events

Zaske Omega Litigation

On April 18, 2024, one of the Company’s subsidiaries, Omega, was served with litigation in the Circuit Court in and for Broward County, Florida. The case, instituted by Thomas Zaske and Patty Sczygiel (collectively "Plaintiffs") alleges that Omega was negligent and breached its fiduciary duty in the process of conducting a closing on certain real estate. Further, Plaintiffs maintain that Omega, and a non-affiliated co-defendant in the matter, fraudulently concealed certain past transactions of a similar nature not involving the Plaintiffs. Omega has retained outside counsel and the Company believes that there is no merit to any claims being made against Omega. Therefore, the Company believes it is unlikely that the case will result in a material adverse effect on the Company’s consolidated financial statements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying Unaudited Consolidated Financial Statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the audited consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2024. The terms the “Company”, “we”, “our” or “us” refer to HG Holdings, Inc., together with its consolidated subsidiaries, and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our accompanying Unaudited Consolidated Financial Statements and the notes thereto.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” “could,” "would," "intends" or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include the occurrence of events that negatively impact the Company’s liquidity in such a way as to limit or eliminate the Company’s ability to use its cash on hand to fund further asset acquisitions, an inability on the part of the Company to identify additional suitable businesses to acquire or develop, and the occurrence of events that negatively impact the title insurance operations of the Company’s subsidiaries and/or the business or assets of HC Realty and the value of our investment in HC Realty. Any forward-looking statement speaks only as of the date of this filing and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

Overview

For a description of our business, including descriptions of segments and recent business developments, see the discussion in Note 1, Basis of Presentation and Nature of Operations – Description of the Business in the accompanying Unaudited Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I, Item 2.

As of March 31, 2024, our sources of income include earnings from our title insurance subsidiaries, management service fees earned and dividends on HC Realty’s Common Stock (the “HC Common Stock”) and HC Realty’s 10.00% Series B Cumulative Convertible Preferred Stock (the “HC Series B Stock”). The Company believes that the revenue generated from these sources and cash on hand is sufficient to fund operating expenses for at least 12 months from the date of the accompanying Unaudited Consolidated Financial Statements.

The Company will continue to pursue acquisition opportunities which will allow us to potentially derive benefit from the Company’s net operating loss carryforwards and also create appropriate risk adjusted returns for stockholders.

Title Insurance Segment Trends and Conditions

Our title insurance segment revenue is closely related to the level of real estate activity, such as sales, mortgage financing and mortgage refinancing. Declines in the level of real estate activity or the average price of real estate sales will adversely affect our title insurance revenues. The industry as a whole saw a decline in total real estate transactions in the last two years, largely due to higher mortgage interest rates. Mortgage rates remained very high after emergency actions taken by the Federal Reserve to substantially increase its benchmark interest rate in an attempt to control inflation. The Federal Reserve raised the federal funds rate a total of seven times in 2022 and four times in 2023, resulting in a range from 5.25% to 5.50% as of March 31, 2024. Per the Mortgage Bankers Association's (“MBA”) Mortgage Finance Forecast as of April 2024, interest rates on a Freddie Mac 30-year, fixed rate mortgage averaged 7.3% in the fourth quarter of 2023 but are projected to decline to 6.4% by the end of 2024 and 5.9% by the end of 2025. Although there are expectations that the Federal Reserve will begin reducing the federal funds rate in 2024, these expectations may not materialize.

Further, per the MBA Mortgage Finance Forecast update as of April 2024, the total number of loan originations is now forecast to increase by approximately 5.6% in 2024 as compared to 2023, from approximately 4.3 million units (the lowest level since 1997) to approximately 4.6 million units. Mortgage origination volume is expected to increase by approximately 11% in 2024 as compared to 2023, to approximately $1.8 trillion in mortgage originations, with an approximately 5% year over year increase in purchase volume and an approximately 34% year over year increase in refinance volume. The MBA further projects a 5% increase in existing home sales and a 9.6% increase in new home sales in 2024 as compared to 2023, slight downward adjustments from previous forecasts.

A shortage in the supply of homes for sale, increasing home prices, rising mortgage interest rates, inflation and disrupted labor markets has created volatility in the residential real estate market since 2021. Additionally, recent geopolitical uncertainties have created elevated volatility in the global economy.

Because commercial real estate transactions tend to be generally driven by supply and demand for commercial space and occupancy rates in a particular area rather than by interest rate fluctuations, we believe that our commercial real estate title insurance business is less dependent on the industry cycles discussed above than our residential real estate title business. Commercial real estate transaction volume is also often linked to the availability of financing. Factors including U.S. tax reform and a shift in U.S. monetary policy have had, and are expected to continue to have, varying effects on availability of financing in the U.S. Lower corporate and individual tax rates, and corporate tax-deductibility of capital expenditures have provided increased capacity and incentive for investments in commercial real estate.

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

Results from Operations

(in thousands)

	Three Months Ended
	March 31,	March 31,
	2024	2023	Change
Net title premium written	$1,239	$830	$409
Commissions and fees revenue	1,460	1,111	349
Total revenue	2,699	1,941	758
Cost of revenues	(118)	(206)	88
Gross profit	$2,581	$1,735	$846
Operating expenses	(3,081)	(2,810)	(271)
Other income (expenses)	561	246	315
Income (loss) before income taxes	$61	$(829)	$890

Comparison of three months ended March 31, 2024 and 2023

The Company’s underwriting results were primarily influenced by a growth of the net title premiums written to $1.2 million for the three month period ended March 31, 2024 from $0.8 million for the three month period ended March 31, 2023, and growth in commissions and fees revenue to $1.5 million for the three month period ended March 31, 2024 from $1.1 million for the three month period ended March 31, 2023. The growth in commissions and fees revenue is primarily driven by revenue from management advisory services.

The Company’s cost of revenues consists primarily of a provision for title claim losses and underwriting expenses, which primarily consist of commissions to title agencies. Cost of revenues during the three month period ended March 31, 2024 was $118,000, compared to $206,000 for the three month period ended March 31, 2023. This decrease is a result of lower volume of unaffiliated title business and lower provision for title claims for the three month period ended March 31, 2024 as compared to the same period last year.

The Company’s operating expenses primarily consist of general and administrative expenses such as personnel expenses, office and technology expenses, and professional fees. Operating expenses for the three month period ended March 31, 2024 were $3.1 million, compared to $2.8 million for the three month period ended March 31, 2023. The higher expense is primarily attributable to higher personnel costs.

Other income primarily consists of interest income, dividend income and change in the net asset value of investment in limited partnership. The Company generated dividend income of $256,000 during the three month periods ended March 31, 2024 and 2023, respectively. Dividend income relates to the HC Series B Stock held by the Company. Increase in other income of $0.3 million for the three month period ended March 31, 2024 as compared to the three month period ended March 31, 2023 is primarily the result of higher income from related parties.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand, earnings from our title insurance subsidiaries, and dividends from our HC Common Stock and HC Series B Stock. At March 31, 2024, we had $10.3 million in cash and cash equivalents and an additional $12.1 million in restricted cash, substantially all of which is cash held in escrow for title insurance transactions. A portion of our unrestricted and restricted cash is currently held in savings accounts earning interest at approximately 4.8% annually. We also received quarterly dividends on our HC Common Stock and HC Series B Stock at annual rates of approximately 0.4% and 10%, during the three months ended March 31, 2024, respectively. We believe that the sources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.

Cash Flows

(in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Net cash provided by operating activities	$4,726	$10,844
Net cash provided by investing activities	-	163
Net cash used in financing activities	(53)	(1)
Net increase in cash and cash equivalents and restricted cash	4,673	11,006
Cash and cash equivalents and restricted cash at beginning of period	$17,752	$15,003
Cash and cash equivalents and restricted cash at end of period	$22,425	$26,009

Cash flows from operating activities differ from net income due to adjustments for non-cash items, such as gains and losses on investments, the timing of disbursements for taxes, claims and other accrued liabilities, and collections or changes in receivables and other assets. Net cash provided by operations of $4.7 million differs from operating results for the three month period ended March 31, 2024 primarily due to an increase of $4.6 million in escrow liabilities on the title insurance subsidiaries. Net cash provided by operations of $10.8 million differs from operating results for the three month period ended March 31, 2023 primarily due to an increase of $11.3 million in escrow liabilities on the title insurance subsidiaries.

Cash flows from investing activities differ from net income due to adjustments such as purchases and sales of plant, property, and equipment, purchases and proceeds from sales of investments. There was no cash provided by or used in investing activities for the three month period ended March 31, 2024. Net cash provided by investing activities for the three month period ended March 31, 2023 of $0.2 million primarily related to the purchase of investments.

Cash flows from financing activities differ from net income due to adjustments such as loan proceeds, payments of principal on outstanding loans, capital contributions, dividends to stockholders, repurchases of outstanding shares of common stock, and changes in noncontrolling interest. Cash flows used in financing activities for the three month period ended March 31, 2024 of $53,000 was due to distribution of funds to non-controlling shareholders. There was minimal cash flow used in financing activities for the three month period ended March 31, 2023.

Critical Accounting Policies

Our critical accounting policies and estimates are provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the year ended December 31, 2023. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three months ended March 31, 2024.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2024 was conducted under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2024, were effective at the reasonable assurance level.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

The information required for this Part II, Item 1 is incorporated by reference to the discussion under the heading “Litigation” in Note 13, Commitments and Contingencies in the accompanying Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

On August 5, 2022, the Board authorized the repurchase of up to $1.5 million of shares of the Company’s common stock. The authorization does not obligate the Company to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended, or discontinued at any time at the discretion of the Board. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to the Company’s cash requirements for other purposes, and other factors it deems relevant. The Company's Rule 10b5-1/Rule 10b-18 Repurchase Plan in connection with the Company’s repurchases of shares of common stock expired on December 31, 2023 and was not renewed.

During the three months ended March 31, 2024, the Company did not repurchase any shares.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the three months ended March 31, 2024, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

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

Date: May 14, 2024	HG HOLDINGS, INC.
By: /s/ Justin H. Edenfield
Name: Justin H. Edenfield
Title: Principal Financial and Accounting Officer