Form 10-Q
period 2024-06-30
HG Holdings, Inc.
filed 2024-08-13
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024, 2,813,214 shares of common stock of HG Holdings, Inc., par value $0.02 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

HG HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Cash and cash equivalents	$9,379	$10,247
Restricted cash	15,281	7,505
Investments
Fixed income securities, held-to-maturity	3,124	3,122
Investments in limited partnerships	1,831	1,280
Investments in related parties	10,562	10,834
Accounts receivable	339	136
Interest and dividend receivables	33	293
Prepaid expenses	322	223
Property, plant and equipment, net	76	120
Lease assets	446	582
Goodwill	6,492	6,492
Intangible assets, net	230	267
Other assets	821	803
Total assets	$48,936	$41,904

LIABILITIES
Accounts payable	$33	$400
Accrued salaries, wages and benefits	532	350
Escrow liabilities	15,228	7,454
Other accrued expenses	435	344
Reserve for title claims	367	313
Lease liabilities	458	590
Other liabilities	33	32
Total liabilities	$17,086	$9,483

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 35,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 2,813,214 and 2,861,547 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	52	53
Additional paid-in capital	30,491	30,491
Retained earnings	1,414	1,894
Total stockholders’ equity	31,957	32,438
Noncontrolling interests	(107)	(17)
Total equity	31,850	32,421
Total liabilities and stockholders’ equity	$48,936	$41,904

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

Revenues:
Net premiums written	$1,670	$2,178	$3,074	$3,506
Escrow and other title fees	704	774	1,246	1,383
Management fees from related parties	750	753	1,503	756
Total revenues	3,124	3,705	5,823	5,645

Cost of revenues:
Underwriting expenses	52	76	123	182
Provision for title claim losses	17	66	54	134
Search and other fees	25	33	35	64
Total cost of revenues	94	175	212	380

Gross underwriting profit	3,030	3,530	5,611	5,265

Operating expenses:
General and administrative expenses	(3,150)	(3,903)	(6,231)	(6,713)

Other income/expenses:
Net investment income	138	374	561	730
Other income, net	13	7	15	18
(Loss) income from investments in related parties, net	(200)	77	(65)	(44)

(Loss) income from operations before income taxes	(169)	85	(109)	(744)

Income tax expense	49	13	117	22

Net (loss) income	(218)	72	(226)	(766)
Net income (loss) attributable to noncontrolling interests	40	(8)	13	(47)
Net (loss) income attributable to the Company's shareholders	$(258)	$80	$(239)	$(719)

Basic and diluted net (loss) income attributable to the Company's shareholders per share:
Basic	$(0.09)	$0.03	$(0.08)	$(0.25)
Diluted	$(0.09)	$0.03	$(0.08)	$(0.25)

Weighted average shares outstanding:
Basic	2,845	2,868	2,853	2,868
Diluted	2,845	2,868	2,853	2,868

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Retained
	Common Stock		Paid-in	Earnings	Noncontrolling
	Shares	Common Stock	Capital	(Deficit)	Interest	Total

Balance at January 1, 2024	2,862	$53	$30,491	$1,894	$(17)	$32,421

Net income (loss)	-	-	-	20	(27)	(7)
Subsidiary distribution to non-controlling interest shareholders (1)	-	-	-	-	(53)	(53)
Repurchase of common stock	-	-	-	-	-	-

Balance at March 31, 2024	2,862	$53	$30,491	$1,914	$(97)	$32,361

Net (loss) income	-	-	-	(258)	40	(218)
Subsidiary distribution to non-controlling interest shareholders (1)	-	-	-	-	(50)	(50)
Repurchase of common stock	(49)	(1)	-	(242)	-	(243)

Balance at June 30, 2024	2,813	$52	$30,491	$1,414	$(107)	$31,850

Balance at January 1, 2023	2,870	$54	$30,491	$2,777	$104	$33,426

Net loss	-	-	-	(799)	(39)	(838)
Repurchase of common stock	-	-	-	(1)	-	(1)

Balance at March 31, 2023	2,870	$54	$30,491	$1,977	$65	$32,587

Net income (loss)	-	-	-	80	(8)	72
Repurchase of common stock	(4)	-	-	(32)	-	(32)

Balance at June 30, 2023	2,866	$54	$30,491	$2,025	$57	$32,627
(1)

During the six months ended June 30, 2024, the Company distributed earnings related to non-controlling interest holders of Omega National Title of Florida, LLC and Omega National Title of Pensacola, LLC.

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended
	June 30,
	2024	2023

Net income (loss) attributable to the Company's shareholders	$(239)	$(719)
Net income (loss) attributable to noncontrolling interests	13	(47)
Net income (loss)	(226)	(766)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation expense	44	41
Amortization expense	37	38
Dividends on HC Realty common stock	-	83
Change in net asset value of investment in limited partnership	(51)	-
Amortization of premium and accretion of discount, net	(2)	-
Loss from investments in related parties	271	44
Changes in assets and liabilities:
Prepaid expenses and interest and dividends receivable	161	(172)
Accounts receivable	(203)	(143)
Lease assets	136	10
Other assets	(18)	346
Accounts payable	(367)	104
Accrued salaries, wages, and benefits	182	42
Unearned premium reserve	-	(300)
Escrow liabilities	7,774	6,730
Reserve for title claims	54	(28)
Other accrued expenses	93	(112)
Lease liabilities	(132)	(10)
Other liabilities	1	6
Net cash provided by operating activities	7,754	5,913

Cash flows from investing activities:
Purchases of property, plant, and equipment	-	(50)
Purchases of investments	(700)	-
Proceeds from sale of investments	200	201
Net cash (used in) provided by investing activities	(500)	151

Cash flows from financing activities:
Repurchase of shares of common stock	(243)	(33)
Subsidiary distributions paid to non-controlling interest shareholders	(103)	-
Net cash used in financing activities	(346)	(33)

Net increase in cash and cash equivalents and restricted cash	6,908	6,031
Cash and cash equivalents and restricted cash at beginning of period	17,752	15,005
Cash and cash equivalents and restricted cash at end of period	$24,660	$21,036

Cash and cash equivalents	$9,379	$8,758
Restricted cash	15,281	12,278
Cash and cash equivalents and restricted cash	$24,660	$21,036

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

The Company currently owns 250 shares of HC Realty’s Common Stock (the “HC Common Stock”) and 1,025,000 shares of HC Realty’s 10.00% Series B Cumulative Convertible Preferred Stock (the “HC Series B Stock”). As of June 30, 2024, the Company owns approximately 28.0% of the voting interest of HC Realty. In June 2024, HC Realty effected a one (1) for one thousand two hundred (1,200) reverse stock split of its common stock, which resulted in a reduction in the number of our shares of HC Common Stock from 300,000 to 250.

As of June 30, 2024, HC Realty owned 35 Government Properties, comprised of 33 Government Properties that it owns and two Government Properties that it owns subject to a ground lease, each of which is leased to the United States government and occupied by tenant agencies and sub-agencies such as the Federal Bureau of Investigation, the Department of Veterans Affairs, the Drug Enforcement Administration, the Immigration & Customs Enforcement, the Social Security Administration and the Department of Transportation. HC Realty’s portfolio properties contain approximately 663,000 leased rentable square feet located in 22 states. As of June 30, 2024, its portfolio properties are 98% leased to the United States government and occupied by 12 different federal government agencies. Based on leased rentable square feet, the portfolio has a weighted average remaining lease term of 9.1 years if none of the tenants’ early termination rights are exercised and 5.4 years if all of the tenants’ early termination rights are exercised.

Reinsurance

The Company, through the formation of White Rock USA Cell 47, previously engaged in providing another insurance company excess-of-loss reinsurance coverage related to catastrophic weather risk in Texas. The Company did not have any reinsurance contracts in-force during the six-month periods ended June 30, 2024 and June 30, 2023; however, the Company may actively look to provide reinsurance coverage to other carriers as future opportunities arise.

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

During the six months ended June 30, 2024, there have been no material changes to the Company’s significant accounting policies as described in its 2023 Form 10-K.

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

The following table summarizes the Company’s investment in HC Realty as of June 30, 2024 and  December 31, 2023 and for the three and six months ended June 30, 2024 and 2023 (dollar amounts in thousands):

					(Loss) Income recorded in the Consolidated
	Ownership %		Carrying Value		Statements of Operations (b)
					For the Three		For the Six
					Months Ended		Months Ended
					June 30,		June 30,
	June 30,	December 31,	June 30,	December 31,
	2024	2023	2024	2023	2024	2023	2024	2023

HC Series B Stock (a)	27.9%	26.3%	$10,250	$10,250	$-	$-	$-	$-
HC Common Stock	0.1%	1.1%	30	301	(245)	77	(271)	(44)
Total	28.0%	27.4%	$10,280	$10,551	$(245)	$77	$(271)	$(44)

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

(b)

Loss from these investments is included in “(Loss) income from investments in related parties, net” in the Unaudited Consolidated Statements of Operations. Since HC Realty is a REIT and not a taxable entity, the loss is not reported net of taxes.

The Company’s investment in HC Common Stock is accounted for under the equity method of accounting as the Company has concluded it has a significant influence over the investee. The HC Series B Stock is not deemed to be in-substance common stock and is accounted for under the cost adjusted for market observable events less impairment method. Both investments in HC Common Stock and HC Series B Stock are evaluated quarterly for impairment. During the three and six months ended June 30, 2024 and 2023, the Company did not recognize any impairments of HC Series B Stock. During the three- and six-month periods ended June 30, 2024, the Company recognized an impairment of HC Common Stock in the amount of $241,000. There were no impairments of HC Common Stock recognized during the three- and six-month periods ended June 30, 2023.

As a result of the Company’s holding in HC Realty, the Company includes the following summarized income statement information of HC Realty for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Total revenue	$5,369	$5,217	$10,612	$10,167
Total expense	8,936	8,527	17,649	16,040
Net loss	$(3,567)	$(3,310)	$(7,037)	$(5,873)

The Company’s other investments in related parties totaled $282,000 as of both  June 30, 2024 and December 31, 2023, and include investments in limited liability companies and corporations. These investments do not meet the criteria for accounting under the equity method and are accounted for under the cost adjusted for market observable events less impairment method. As of June 30, 2024, the Company had total receivables from these related parties of $26,000 and payables of $60,000. As of December 31, 2023, the Company had total receivables and payables from these related parties of $27,000 and $73,000, respectively. During the three- and six-month periods ended June 30, 2024, the Company received $200,000 of distributions from other investments in related parties, which are included in “(Loss) income from investments in related parties, net” in the Unaudited Consolidated Statements of Operations. No distributions were received from other investments in related parties during the three- and six-month periods ended June 30, 2023.

4.	Investments

The following table details investments by major investment category, other than investments in related parties, at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
		Cost/Amortized		Cost/Amortized
	Fair Value	Cost, Net	Fair Value	Cost, Net
U.S. government and agency securities, held-to-maturity (1)	$3,104	$3,124	$3,086	$3,122
Investment in limited partnership, at net asset value (2)	1,831	1,831	1,280	1,280
Total investments	$4,935	$4,955	$4,366	$4,402

(1)	Our held-to-maturity investment portfolio is reported at amortized cost, net of valuation allowance. All securities within the portfolio are rated AA+ by Standard & Poor’s Rating Services (“S&P”).
(2)

As of June 30, 2024, there are no unfunded commitments related to the investment in limited partnership. This limited partnership invests in property catastrophe risk through customized reinsurance solutions. The underlying assets of the limited partnership are one year or less in duration and the Company’s proceeds may be redeemed or reinvested annually. Changes in net asset value of the investment in limited partnership are included in Net investment income on the Company’s Unaudited Consolidated Statements of Operations.

Held-to-Maturity

The following tables provide the amortized cost, gross unrealized investment gains (losses), and fair value of the Company’s held-to-maturity securities as of June 30, 2024 and December 31, 2023 (in thousands):

June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities, held-to-maturity	$3,124	$-	$(20)	$3,104

December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities, held-to-maturity	$3,122	$-	$(36)	$3,086

The table below summarizes our fixed-income securities at  June 30, 2024 (dollars in thousands) by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	Amortized	Percent of		Percent
	Cost	Total	Fair Value	of Total
Due in one year or less	$3,124	100.0%	$3,104	100.0%
Total	$3,124	100.0%	$3,104	100.0%

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

Our fixed-income securities are classified as held-to-maturity and are reported at amortized cost as of June 30, 2024 and December 31, 2023. The Company performs ongoing impairment evaluations, and we did not record any current expected credit losses (CECL) during the three or six months ended June 30, 2024 and 2023, as U.S. government and agency securities are assumed to have no risk of non-payment.

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

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value for which fair value is disclosed as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
				Total Fair	Carrying
	Level 1	Level 2	Level 3	Value	Value (1)
U.S. government and agency securities, held-to-maturity	$-	$3,104	$-	$3,104	$3,124

	December 31, 2023
				Total Fair	Carrying
	Level 1	Level 2	Level 3	Value	Value (1)
U.S. government and agency securities, held-to-maturity	$-	$3,086	$-	$3,086	$3,122

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

Net investment income

Net investment income for the three or six months ended June 30, 2024 and 2023 is detailed below (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Interest on:
Cash equivalents	$100	$81	$203	$144
Fixed income securities	24	37	53	75
Dividends on investment in HC Series B Stock	-	257	256	513
Change in NAV of investment in limited partnership	15	-	51	-
Less: Investment expense	(1)	(1)	(2)	(2)
Net investment income	$138	$374	$561	$730

5.	Subordinated Note Receivable

On September 6, 2018, the Company entered into a Subordinated Secured Promissory Note in the principal amount of $4.4 million (the “S&L Note”) with Stone & Leigh, LLC (“S&L”). The S&L Note matured on March 2, 2023, at which time the total principal amount became due. Interest on the S&L Note accrues at a fixed rate of 10% per annum. No cash interest payments were accrued or received during the three or six months ended June 30, 2024 and 2023.

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

NCTIC’s reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through June 30, 2024. We continually update loss reserve estimates as new information becomes known, new loss patterns emerge or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses. Due to the uncertainty inherent in the process and to the judgment used by management, the ultimate liability may be greater or less than our current reserves. If actual claims loss development varies from what is currently expected and is not offset by other factors, it is possible that additional reserve adjustments may be required in future periods in order to maintain our recorded reserve within a reasonable range of our actuary's central estimate.

A reconciliation of the activity in the reserves account for the six-month periods ended June 30, 2024 and 2023 is as follows (in thousands):

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2024	June 30, 2023
Beginning Reserves	$313	$287

Provision for claims related to:
Current year	54	25
Prior years	-	-
Total provision for claim losses	54	25

Claims paid related to:
Current year	-	(53)
Prior years	-	-
Total title claims paid	-	(53)

Ending Reserves	$367	$259

At June 30, 2024, there were no reinsurance recoverables on paid claims or unpaid reserves.

For the six months ended June 30, 2024, there was no development of the net provision for claims attributable to insured events of the prior year as a result of estimation of the reserve for claims. Original estimates of ultimate loss exposures are decreased or increased as additional information becomes known during the adjustment process regarding individual claims.

A summary of the Company’s loss reserves at June 30, 2024 and December 31, 2023 is as follows (in thousands):

	As of June 30, 2024	As of December 31, 2023
Known title claims	$8	$8
IBNR title claims	359	305
Total title claims	367	313
Non-title claims	-	-
Total title claims reserves	$367	$313

7.	Reinsurance

Certain premiums and benefits at NCTIC are ceded to other insurance companies under various reinsurance agreements. The reinsurance agreements provide NCTIC with increased capacity to write more risk and maintain its exposure to loss within its capital resources. For the three- and six-month periods ended June 30, 2024 and 2023, NCTIC's reinsurance program consisted of excess of loss reinsurance treaties. The following is a summary of the reinsurance coverage:

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

NCTIC’s reinsured risks are treated, to the extent of reinsurance, as though they are risks for which the Company is not liable. However, NCTIC remains contingently liable in the event its reinsurers do not meet their obligations under these reinsurance contracts. NCTIC uses a broker to place its reinsurance through Lloyd’s syndicates, a group of underwriters who work together to provide insurance coverage for a variety of risks. Chaucer Syndicates Ltd. (“Chaucer Syndicates”) and Beazley Syndicate (“Beazley”) are each 50% participants in the Lloyd’s syndicate. As such, NCTIC has a concentration of reinsurance risk with these third-party reinsurers that could have a material impact on NCTIC’s financial position in the event that either of these reinsurers fail to perform their obligations under the reinsurance treaty. As of June 30, 2024, Chaucer Syndicates was rated A (excellent) by A.M. Best, A+ (strong) by S&P and AA- (very strong) by Fitch. Beazley was rated A (excellent) by A.M. Best, AA- (very strong) by S&P and AA- (very strong) by Fitch. The Company monitors the financial condition of individual reinsurers, risk concentration arising from similar activities as well as economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. Given the quality of the reinsurers, management believes this possibility to be remote. At June 30, 2024, there were no reinsurance recoverables on paid claims or unpaid reserves.

The effects of reinsurance on the title premiums written and earned at NCTIC for the three- and six-month periods ended June 30, 2024 and 2023 are as follows (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Direct title premiums	$816	$1,081	$2,065	$1,925
Ceded title premiums	(10)	(17)	(20)	(31)

Net title premiums written (1)	$806	$1,064	$2,045	$1,894
(1)	Net title premiums written disclosed in the table above is of NCTIC only and is included as part of the "Net premiums written" on the Consolidated Statements of Operations.

The Company did not have any written reinsurance contracts in-force during the three- and six-month periods ended June 30, 2024. The Company may actively look to provide reinsurance coverage to other carriers as future opportunities arise.

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

NCTIC is subject to regulations and standards of the Florida Office of Insurance Regulation (“FLOIR”). These standards and regulations include a requirement that the insurance entities domiciled in the State of Florida maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid by the insurance entities to the parent company. As of June 30, 2024, NCTIC’s statutory surplus is $7.0 million and exceeded the minimum of $3.0 million required by the State of Florida for title insurance companies. The maximum amount of dividends which can be paid by State of Florida insurance companies to shareholders without prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus. Cash dividends may only be paid out of accumulated surplus funds derived from net operating profits and realized capital gains not exceeding 10% of such surplus in any one year, although there are no restrictions on cash dividend payments out of profits and gains derived during the immediately preceding year. For the three and six months ended June 30, 2024 and 2023, no dividends were paid from NCTIC to the Company.

9.	Segment Information

The Company has four reportable segments: title insurance, real estate, reinsurance, and management advisory services. The remaining immaterial segments have been combined into a group called “Corporate and Other.” See Note 1, Basis of Presentation and Nature of Operations for a description of the Company’s segments.

Provided below is selected financial information about the Company’s operations by segment for the three months ended June 30, 2024 (in thousands):

				Management
	Title	Real		Advisory	Corporate
	Insurance	Estate	Reinsurance	Services	and Other	Total
Insurance and other services revenue	$2,374	$-	$-	$750	$-	$3,124
Cost of revenues	(94)	-	-	-	-	(94)
Gross profit	$2,280	$-	$-	$750	$-	$3,030
Operating expenses	(2,512)	-	-	(94)	(544)	(3,150)
Other income and expenses	56	(239)	-	-	134	(49)
(Loss) income before income taxes	$(176)	$(239)	$-	$656	$(410)	$(169)

Goodwill and intangible assets, net (1)	$6,722	$-	$-	$-	$-	$6,722
(1)	The Company does not allocate its assets by segment, with the exception of Goodwill and Intangible assets.

Provided below is selected financial information about the Company’s operations by segment for the three months ended  June 30, 2023 (in thousands):

				Management
	Title	Real		Advisory	Corporate
	Insurance	Estate	Reinsurance	Services	and Other	Total
Insurance and other services revenue	$2,652	$-	$300	$753	$-	$3,705
Cost of revenues	(175)	-	-	-	-	(175)
Gross profit	$2,477	$-	$300	$753	$-	$3,530
Operating expenses	(3,057)	-	-	(419)	(427)	(3,903)
Other income and expenses	60	334	-	-	64	458
(Loss) income before income taxes	$(520)	$334	$300	$334	$(363)	$85

Goodwill and intangible assets, net (1)	$6,796	$-	$-	$-	$-	$6,796
(1)	The Company does not allocate its assets by segment, with the exception of Goodwill and Intangible assets.

Provided below is selected financial information about the Company’s operations by segment for the six months ended June 30, 2024 (in thousands):

				Management
	Title	Real		Advisory	Corporate
	Insurance	Estate	Reinsurance	Services	and Other	Total
Insurance and other services revenue	$4,320	$-	$-	$1,503	$-	$5,823
Cost of revenues	(212)	-	-	-	-	(212)
Gross profit	$4,108	$-	$-	$1,503	$-	$5,611
Operating expenses	(4,903)	-	-	(214)	(1,114)	(6,231)
Other income and expenses	124	(9)	-	-	396	511
(Loss) income before income taxes	$(671)	$(9)	$-	$1,289	$(718)	$(109)

Goodwill and intangible assets, net (1)	$6,722	$-	$-	$-	$-	$6,722
(1)	The Company does not allocate its assets by segment, with the exception of Goodwill and Intangible assets.

Provided below is selected financial information about the Company’s operations by segment for the six months ended  June 30, 2023 (in thousands):

				Management
	Title	Real		Advisory	Corporate
	Insurance	Estate	Reinsurance	Services	and Other	Total
Insurance and other services revenue	$4,589	$-	$300	$756	$-	$5,645
Cost of revenues	(380)	-	-	-	-	(380)
Gross profit	$4,209	$-	$300	$756	$-	$5,265
Operating expenses	(5,485)	-	-	(419)	(809)	(6,713)
Other income and expenses	105	469	-	-	130	704
(Loss) income before income taxes	$(1,171)	$469	$300	$337	$(679)	$(744)

Goodwill and intangible assets, net (1)	$6,796	$-	$-	$-	$-	$6,796
(1)	The Company does not allocate its assets by segment, with the exception of Goodwill and Intangible assets.

10.	Income taxes

During the six months ended June 30, 2024, the Company recorded a non-cash credit to its valuation allowance of $141,000, decreasing its valuation allowance against deferred tax assets to $8.0 million as of June 30, 2024. The primary assets covered by this valuation allowance are net operating losses, which approximate $33.2 million at June 30, 2024. The Company did not make any cash payments for income tax in the three- and six-month periods ended June 30, 2024 and 2023 due to its net operating loss carryforwards.

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

As of June 30, 2024, the Company has no deferred tax assets not covered by a valuation allowance.

The Company’s effective tax rates were (29)% and (108)% for the three- and six-month periods ended June 30, 2024, respectively, and 15% and (3)% for the three- and six-month periods ended June 30, 2023, respectively, and primarily related to state income tax paid in jurisdictions without prior net operating loss carryforwards available to offset taxable income.

11.	Stockholders’ Equity

Basic earnings (loss) per common share are based upon the weighted average shares outstanding. Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings (loss) per share. Basic and diluted earnings (loss) per share are calculated using the following share data (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Weighted average shares outstanding for basic calculation	2,845	2,868	$2,853	$2,868
Add: Effect of dilutive stock awards	-	-	-	-

Weighted average shares outstanding, adjusted for diluted calculation	2,845	2,868	$2,853	$2,868

For the three- and six-month periods ended June 30, 2024 and 2023, there were no stock options or restricted stock awards outstanding.

On August 5, 2022, the Company’s board of directors (the “Board”) authorized the repurchase of up to $1.5 million of shares of the Company’s common stock (the "2022 Repurchase Program"). The authorization did not obligate the Company to acquire a specific number of shares during any period and did not have an expiration date, but it could be modified, suspended, or discontinued at any time at the discretion of the Board. Repurchases under the 2022 Repurchase Program could be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to the Company’s cash requirements for other purposes, and other factors it deemed relevant. The Company's Rule 10b5-1/Rule 10b-18 Repurchase Plan in connection with the Company’s repurchases of shares of common stock expired on December 31, 2023 and was not renewed.

On May 14, 2024, the Board authorized the repurchase of up to $1.5 million of shares of the Company’s common stock and discontinued the 2022 Repurchase Program (the “2024 Repurchase Program”). The authorization does not obligate the Company to acquire a specific number of shares during any period and does not have an expiration date. Repurchases under the 2024 Repurchase Program may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as the authorized officers of the Company determine are in the best interests of the Company. Repurchases may also be made under a plan adopted pursuant to Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

During the three and six months ended June 30, 2024, the Company repurchased 48,333 shares of common stock, at a weighted average price per share of $5.00. The total cost of shares repurchased, inclusive of fees and commissions, during the three and six months ended June 30, 2024 was $242,632 or $5.02 per share.

During the three months ended  June 30, 2023, the Company repurchased 4,265 shares of common stock, at a weighted average price per share of $7.14. The total cost of shares repurchased, inclusive of fees and commissions, during the three-month period ended  June 30, 2023 was approximately $32,000, or $7.14 per share. During the six months ended June 30, 2023, the Company repurchased 4,435 shares of common stock, at a weighted average price per share of $7.14. The total cost of shares repurchased, inclusive of fees and commissions, during the six-month period ended June 30, 2023 was approximately $33,000, or $7.16 per share.

During the three and six months ended June 30, 2024 and  June 30, 2023, the Company did not declare or pay any dividends to its holders of common stock.

12.	Goodwill and Intangible Assets

Goodwill

The Company historically recognized $4.5 million in goodwill as the result of the acquisition of 50% of TAV on September 1, 2021, and an additional $2.0 million in goodwill as a result of the business combination with Omega Title Florida, LLC ("OTF") on August 1, 2022. The fair value of goodwill as of the date of these acquisitions was principally based on Level 3 inputs, such as values obtained from public and private market comparisons. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company did not record any goodwill impairment losses during the three or six months ended June 30, 2024 and 2023. The Company’s goodwill is allocated to the Title Insurance Segment. See Note 9, Segment Information for allocation of goodwill and intangible assets to the Company’s segments.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on our Unaudited Consolidated Balance Sheets at  June 30, 2024 and  December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Intangible assets subject to amortization	$230	$267
Total	$230	$267

Intangible assets subject to amortization consisted of the following as of June 30, 2024 (dollars in thousands):

	Weighted-average
	remaining
	amortization period	Gross carrying	Accumulated	Net carrying
	(in years)	amount	amortization	amount
Noncompetition agreement	3.0	$372	$(142)	$230
Total		$372	$(142)	$230

No impairment in the value of intangible assets was recognized during the six months ended June 30, 2024.

Amortization expense of the intangible assets for the three- and six-month periods ended June 30, 2024 was $19,000 and $37,000, respectively. Amortization expense of the intangible assets for the three- and six-month periods ended June 30, 2023 was $17,000 and $38,000, respectively.

Estimated amortization expense of the intangible assets to be recognized by the Company during the remainder of 2024 and over the following years is as follows (in thousands):

Estimated Amortization
Year ending December 31,	Expense
Remaining in 2024	$37
2025	74
2026	74
2027	45
Total	$230

13.	Commitments and Contingencies

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

Litigation

The Company’s subsidiaries are parties to legal actions incidental to their business. As of June 30, 2024, management believed that the resolution of these matters would not materially affect our financial condition or results of operations.

Citibank Foreclosure Against Unrelated Third Party

On May 13, 2024, the Company was served with a foreclosure action filed by Citibank, N.A., primarily against two individually named defendants. The Company was identified as a co-defendant in this matter as the Company has a recorded judgment against one of the primary defendants. The Company has retained outside counsel in this matter in efforts to preserve any claim the Company may have to said recorded judgment against the primary defendant. Given the posture of the litigation, management does not believe this matter will result in a material adverse effect on the Company’s financial statements.

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

On July 27, 2023, FNU and HGMA, amongst other parties, entered into a settlement agreement (the “Settlement Agreement”) addressing both claims identified herein. In the Settlement Agreement, FNU and HGMA agreed that the cumulative amount allowed for both proofs of claim was $1,109,771. This recoverable has not yet been recorded on the Company's financial statements as of  June 30, 2024 in accordance with ASC Topic 450, Contingencies. On August 11, 2023, the United States Bankruptcy Court for the Southern District of Florida, Ft. Lauderdale Division, entered an order approving the Settlement Agreement. The total amount recovered for the proofs of claim is subject to successful execution of the Chapter 11 plan by FedNat and its affiliates, including FNU.

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

The Company’s operating leases range in term from one to five years. As of June 30, 2024, the weighted-average remaining lease term of our operating leases was 2.1 years.

The Company’s lease agreements do not contain material variable lease payments, buyout options, residual value guarantees or restrictive covenants.

Most of the Company’s leases include one or more options to renew, with renewal terms that can extend the lease term by varying amounts. The exercise of lease renewal options is at our sole discretion. We do not include options to renew in our measurement of lease assets and lease liabilities as they are not considered reasonably assured of exercise as of June 30, 2024.

The lease liability is determined by discounting future lease payments using a discount rate based on the Company’s incremental borrowing rate for similar collateralized borrowing. The discount rate is calculated using estimates of capitalization rates and borrowing rates. As of June 30, 2024, the weighted-average discount rate used to determine our operating lease liability was 6.0%.

Lease expense included in general and administrative expenses on the Unaudited Consolidated Statements of Operations was $296,000 and $177,000 for the three months ended June 30, 2024 and 2023, respectively, and $550,000 and $403,000 for the six months ended June 30, 2024 and 2023, respectively.

Future minimum rental commitments as of June 30, 2024 under these leases are expected to be as follows (in thousands):

Remainder of 2024	$170
2025	179
2026	89
2027	48
2028	-
Total lease payments, undiscounted	$486
Less: present value discount	(28)
Lease liabilities, at present value	$458

The above table does not include future minimum rental commitments of one lease that has not yet commenced as of June 30, 2024. The minimum rental commitment over the duration of this lease is approximately $144,000.

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

As of June 30, 2024, our sources of income include earnings from our title insurance subsidiaries, management service fees earned and dividends on HC Realty’s Common Stock (the “HC Common Stock”) and HC Realty’s 10.00% Series B Cumulative Convertible Preferred Stock (the “HC Series B Stock”). The Company believes that the revenue generated from these sources and cash on hand is sufficient to fund operating expenses for at least 12 months from the date of the accompanying Unaudited Consolidated Financial Statements.

The Company will continue to pursue acquisition opportunities which will allow us to potentially derive benefit from the Company’s net operating loss carryforwards and also create appropriate risk adjusted returns for stockholders.

Title Insurance Segment Trends and Conditions

Our title insurance segment revenue is closely related to the level of real estate activity, such as sales, mortgage financing and mortgage refinancing. Declines in the level of real estate activity or the average price of real estate sales will adversely affect our title insurance revenues. The industry as a whole saw a decline in total real estate transactions in the last two years, largely due to higher mortgage interest rates. Mortgage rates remained very high after emergency actions taken by the Federal Reserve to substantially increase its benchmark interest rate in an attempt to control inflation. The Federal Reserve raised the federal funds rate a total of seven times in 2022 and four times in 2023, resulting in a range from 5.25% to 5.50% as of June 30, 2024. Per the Mortgage Bankers Association's (“MBA”) Mortgage Finance Forecast as of June 2024, interest rates on a Freddie Mac 30-year, fixed rate mortgage averaged 6.7% in the first quarter of 2024 and are projected to stay consistent through the end of 2024. However, MBA projects the rates to decline to 6.0% by the end of 2025. Although there are expectations that the Federal Reserve will begin reducing the federal funds rate in the later part of 2024, these expectations may not materialize.

Further, per the MBA Mortgage Finance Forecast update as of May 2024, the total number of loan originations is now forecast to increase by approximately 5.0% in 2024 as compared to 2023, from approximately 4.3 million units (the lowest level since 1997) to approximately 4.5 million units. Mortgage origination volume is expected to increase by approximately 10% in 2024 as compared to 2023, to approximately $1.8 trillion in mortgage originations, with an approximately 5% year over year increase in purchase volume and an approximately 34% year over year increase in refinance volume. The MBA further projects a 5% increase in existing home sales and a 10.0% increase in new home sales in 2024 as compared to 2023.

A shortage in the supply of homes for sale, increasing home prices, rising mortgage interest rates, inflation and disrupted labor markets have created volatility in the residential real estate market since 2021. Additionally, recent geopolitical uncertainties have created elevated volatility in the global economy.

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

Results from Operations

(in thousands)

	Three Months Ended			Six Months Ended
	June 30,	June 30,		June 30,	June 30,
	2024	2023	Change	2024	2023	Change
Net title premium written	$1,670	$1,878	$(208)	$3,074	$3,206	$(132)
Reinsurance written	-	300	(300)	-	300	(300)
Escrow and other title fees	704	774	(70)	1,246	1,383	(137)
Management fees	750	753	(3)	1,503	756	747
Total revenue	3,124	3,705	(581)	5,823	5,645	178
Cost of revenues	(94)	(175)	81	(212)	(380)	168
Gross profit	$3,030	$3,530	$(500)	$5,611	$5,265	$346
Operating expenses	(3,150)	(3,903)	753	(6,231)	(6,713)	482
Other income and expenses	(49)	458	(507)	511	704	(193)
(Loss) income before income taxes	$(169)	$85	$(254)	$(109)	$(744)	$635

Comparison of three and six months ended June 30, 2024 and 2023

The Company’s net title premiums written were relatively flat at $1.7 million for the three-month period ended June 30, 2024, compared to $1.9 million for the three-month period ended June 30, 2023, and $3.1 million for the six-month period ended June 30, 2024, compared to $3.2 million for the six-month period ended June 30, 2023. The slight decreases from the prior year periods were a result of continuous impacts of the high interest rate environment and suppressed demand. During the second quarter of 2023, the Company earned the last portion of reinsurance premium related to a catastrophic weather risk contract which expired December 31, 2022. There were no written reinsurance contracts in-force during the three- and six-month periods ended June 30, 2024 and 2023.

Escrow and other title fees revenue also remained relatively flat at $0.7 million for the three-month period ended June 30, 2024, compared to $0.8 million for the three-month period ended June 30, 2023. Escrow and other title fees revenue decreased to $1.2 million for the six-month period ended June 30, 2024 from $1.4 million for the six-month period ended June 30, 2023, as a result of slower title segment growth in current market conditions.

Management fees were $0.8 million for the three-month periods ended June 30, 2024 and 2023. The Company's management fees were $1.5 million for the six-month period ended June 30, 2024, compared to $0.8 million for the six-month period ended June 30, 2023, primarily as a result of the timing of the management advisory services contract that was entered into on April 1, 2023. Total revenue for the three-month period ended June 30, 2024 decreased $0.6 million as compared to the same period of 2023. Total revenue for the six months ended June 30, 2024 increased $0.2 million as compared to the same period of 2023 as a result of higher management fees earned.

The Company’s cost of revenues consists primarily of a provision for title claim losses and underwriting expenses, which are largely comprised of commissions to title agencies. Cost of revenues for the three-month period ended June 30, 2024 was $0.1 million, compared to $0.2 million for the three-month period ended June 30, 2023. Cost of revenues for the six-month period ended June 30, 2024 was $0.2 million, compared to $0.4 million for the six-month period ended June 30, 2023. These decreases are a result of lower volume of unaffiliated title business and lower provision for title claims for the three- and six-month periods ended June 30, 2024, as compared to the same periods last year.

The Company’s operating expenses primarily consist of general and administrative expenses such as personnel expenses, office and technology expenses, and professional fees. Operating expenses for the three-month period ended June 30, 2024 were $3.2 million, compared to $3.9 million for the three-month period ended June 30, 2023. Operating expenses for the six-month period ended June 30, 2024 were $6.2 million, compared to $6.7 million for the six-month period ended June 30, 2023. These reductions in operating expenses are a result of lower legal costs and the Company's workforce optimization efforts for the three- and six-month periods ended June 30, 2024, as compared to the same periods last year.

Other income and expense primarily consists of net interest income, dividend income, change in the net asset value of investment in limited partnership as well as changes in value of related party investment in HC Common Stock. Other income and expense decreased to $49,000 for the three-month period ended June 30, 2024, compared to $458,000 for the three-month period ended June 30, 2023, primarily as a result of the impairment of HC Common Stock of $241,000 and no dividend declared on the HC Series B Stock during the three-month period ended June 30, 2024. Other income and expense for the six-month period ended June 30, 2024 was $0.5 million, compared to $0.7 million for the six-month period ended June 30, 2023. The decrease is a result of the impairment of HC Common Stock of $241,000 and no dividend declared on the HC Series B Stock during the three-month period ended June 30, 2024, offset by a higher distributions from other related party.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand, earnings from our title insurance subsidiaries, and dividends from our HC Series B Stock. At June 30, 2024, we had $9.4 million in cash and cash equivalents and an additional $15.3 million in restricted cash, substantially all of which is cash held in escrow for title insurance transactions. A portion of our unrestricted and restricted cash is currently held in savings accounts earning interest at approximately 4.8% annually. We also received quarterly dividends on our HC Common Stock and HC Series B Stock during the three months ended March 31, 2024. Annual dividend rates historically were approximately 0.4% and 10% on our HC Common Stock and HC Series B Stock, respectively. No dividends were declared on HC Common Stock and HC Series B Stock during the three months ended June 30, 2024. We believe that the sources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.

Cash Flows

(in thousands)

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
Net cash provided by operating activities	$7,754	$5,913
Net cash (used in) provided by investing activities	(500)	151
Net cash used in financing activities	(346)	(33)
Net increase in cash and cash equivalents and restricted cash	6,908	6,031
Cash and cash equivalents and restricted cash at beginning of period	$17,752	$15,005
Cash and cash equivalents and restricted cash at end of period	$24,660	$21,036

Cash flows from operating activities differ from net income due to adjustments for non-cash items, such as gains and losses on investments, the timing of disbursements for taxes, claims and other accrued liabilities, and collections or changes in receivables and other assets. Net cash provided by operating activities of $7.8 million differs from operating results for the six-month period ended June 30, 2024 primarily due to an increase of $7.8 million in escrow liabilities on the title insurance subsidiaries. Net cash provided by operating activities of $5.9 million differs from operating results for the six-month period ended June 30, 2023 primarily due to an increase of $6.7 million in escrow liabilities on the title insurance subsidiaries.

Cash flows from investing activities include effects of purchases and sales of plant, property, and equipment, and purchases and sales of invested assets. During the six-month period ended June 30, 2024, the Company purchased $0.7 million and disposed of $0.2 million of investments in limited partnerships. Net cash provided by investing activities for the six-month period ended June 30, 2023 was $151,000 and consisted of proceeds from the maturity of fixed income securities of $201,000, offset by purchases of equipment of $50,000.

Cash flows from financing activities include effects of capital contributions, dividends to stockholders, repurchases of outstanding shares of common stock, and changes in noncontrolling interest. Cash flows used in financing activities for the six-month period ended June 30, 2024 of $0.3 million consisted of $0.2 million of repurchases of common stock and $0.1 million of distributions to non-controlling shareholders. Cash flows used in financing activities for the six-month period ended June 30, 2023 of $33,000 was due to repurchases of common stock.

Critical Accounting Policies

Our critical accounting policies and estimates are provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the year ended December 31, 2023. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three and six months ended June 30, 2024.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2024 was conducted under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2024, were effective at the reasonable assurance level.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

On August 5, 2022, the Company’s board of directors (the “Board”) authorized the repurchase of up to $1.5 million of shares of the Company’s common stock (the "2022 Repurchase Program"). The authorization did not obligate the Company to acquire a specific number of shares during any period and did not have an expiration date, but it could be modified, suspended, or discontinued at any time at the discretion of the Board. Repurchases under the 2022 Repurchase Program could be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, and subject to the Company’s cash requirements for other purposes, and other factors it deemed relevant. The Company's Rule 10b5-1/Rule 10b-18 Repurchase Plan in connection with the Company’s repurchases of shares of common stock expired on December 31, 2023 and was not renewed.

On May 14, 2024, the Board authorized the repurchase of up to $1.5 million of shares of the Company’s common stock and discontinued the 2022 Repurchase Program (the “2024 Repurchase Program”). The authorization does not obligate the Company to acquire a specific number of shares during any period and does not have an expiration date. Repurchases under the 2024 Repurchase Program may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as the authorized officers of the Company determine are in the best interests of the Company. Repurchases may also be made under a plan adopted pursuant to Rule 10b5-1 promulgated under the Exchange Act.

The following table summarizes the Company’s repurchase activity under the share repurchase programs for the three months ended June 30, 2024:

			Total number of shares	Maximum dollar value
	Total number of		purchased as part of	of shares that may yet
	shares	Average price paid	publicly announced	be purchased under the
Period	purchased	per share	plans or programs	plans or programs
April 2024	-	$-	-	$1,418,339
May 2024	48,333	$5.00	48,333	$1,258,335
June 2024	-	$-	-	$1,258,335
Total	48,333	$5.00	48,333	$1,258,335

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the three months ended June 30, 2024, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

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

10.1
Employment Agreement, dated May 31, 2024, by and between HG Managing Agency, LLC and Anna Lieb (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed June 6, 2024.

10.2	Consulting Agreement, dated June 1, 2024, by and between the Registrant and Justin H. Edenfield (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed June 6, 2024.

31.1	Certification by Steven A. Hale II, our Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification by Anna Lieb, our Principal Financial and Accounting Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Steven A. Hale II, our Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of Anna Lieb, our Principal Financial and Accounting Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	Inline XBRL INSTANCE DOCUMENT (1)

101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT (1)

101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE (1)

101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE (1)

101.LAB	Inline XBRL TAXONOMY EXTENSION LABELS LINKBASE (1)

101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE (1)

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101) (1)

(1)	Filed herewith
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

Date: August 13, 2024	HG HOLDINGS, INC.
By: /s/ Anna Lieb
Name: Anna Lieb
Title: Principal Financial and Accounting Officer