Form 10-K
period 2024-12-31
HG Holdings, Inc.
filed 2025-03-27
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Registrant’s telephone number, including area code: (850) 299-9296

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing price on the over-the-counter market on the Over-The-Counter Quotation Bureau ("OTCQB") on June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter:  $10.3 million.

As of March 25, 2025 there were 2,813,214 outstanding shares of the Registrant’s Common Stock.

Documents incorporated by reference:  None

true

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

The Company is also engaged in real estate-related activities through its equity investments in HC Realty, reinsurance business and management services.

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

Escrow and Other Title Fees.     In addition to fees for underwriting title insurance policies, we derive a significant amount of our revenues from escrow and other title-related services, including closing. The escrow and other services provided include all of those typically required in connection with residential and commercial real estate purchases and refinancing activities. These fees are earned when the title policy is issued. Escrow and other title fees included in our title insurance segment represented approximately 30% of the total title insurance segment revenues in  2024.

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

The substantial majority of our title insurance business is dependent upon the overall level of residential and commercial real estate activity and mortgage markets, which are cyclical and seasonal. Residential purchase activity is typically slower in the winter months with increased volumes in the spring and summer months and is sensitive to interest rates. Refinance activity is not seasonal; however, it is generally correlated with changes in interest rates and general economic cycles. Commercial real estate volumes are less sensitive to changes in interest rates than residential real estate volumes, but fluctuate based on local supply and demand conditions and financing availability. Commercial real estate historically has elevated activity towards the end of the year. However, changes in general economic conditions in the United States and abroad can cause fluctuations in these traditional patterns of real estate activity, and changes in the general economic conditions in a geography can cause fluctuations in these traditional patterns of real estate activity in that geography. The Company’s revenues from title insurance premiums in future periods are likely to fluctuate due to these and other factors which are beyond management’s control.

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

Competition.     Competition for title insurance, escrow and other title services is based primarily on service, quality, price, customer relationships and the ease of access and use of the products. The number of competing companies and the size of such companies vary significantly by geographic regions. The four largest title insurance companies typically maintain greater than 80% of the market for title insurance in the United States. In our principal market, competitors include major title underwriters such as Fidelity National Financial, Inc., First American Financial Corporation, Old Republic International Corporation, Stewart Information Services Corporation, Westcor Land Title Insurance Company, and WFG National Title Insurance Company, as well as other regional title insurance companies, underwritten title companies and independent agency operations. Certain title insurers may have greater financial resources, larger distribution networks and more diverse offerings and geographic footprint than us. The addition or removal of regulatory barriers and/or new technologies may result in changes to competition in the title insurance business. Numerous agency operations throughout our geographic footprint also provide aggressive competition to our title agency business.

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

Real Estate Segment

The Company engages in rental real estate through our equity investment in HC Realty. HC Realty is an internally-managed real estate investment trust (“REIT’) focused on acquiring, financing, owning and managing build-to-suit or renovate-to-suit, single-tenant properties leased primarily to the U.S. government and administered by the U.S. General Services Administration (the "GSA") or directly by the federal government agencies or sub-agencies occupying such properties (referred to as “Government Properties”). HC Realty invests primarily in Government Properties ranging from 10,000 to 100,000 rentable square feet that are in their initial lease term after original construction or renovation-to-suit. HC Realty further emphasizes Government Properties that perform law enforcement, public service or other functions that support the mission of the agencies or sub-agencies occupying such properties. Leases associated with the Government Properties in which HC Realty invests are full faith and credit obligations of the United States of America. HC Realty intends to grow its portfolio primarily through direct acquisitions of Government Properties; although, HC Realty may elect to invest in Government Properties through indirect investments, such as joint ventures.

The Company currently owns 250 shares of HC Realty’s Common Stock (the “HC Common Stock”) and 1,025,000 shares of HC Realty’s 10.00% Series B Cumulative Convertible Preferred Stock (the “HC Series B Stock”). As of December 31, 2024, the Company owns approximately 28.0% of the voting interest of HC Realty. In June 2024, HC Realty effected a one (1) for one thousand two hundred (1,200) reverse stock split of its common stock, which resulted in a reduction in the number of our shares of HC Common Stock from 300,000 to 250.

Steven A. Hale II, our Chairman and Chief Executive Officer, serves as HC Realty’s Chairman, Chief Executive Officer and President and a member of the HC Realty board of directors. In addition, Mr. Hale, and certain investors affiliated with Mr. Hale, founded Hale Partnership Capital Management, LLC (“HPCM”), and Mr. Hale currently serves as HPCM’s sole manager. HPCM serves as investment manager and adviser to, and may possess voting and/or investment power over the securities of HC Realty held by, certain other investors in HC Realty. HC Realty is considered to be a related party to the Company.

Reinsurance Segment

The Company previously engaged in providing another insurance company excess-of-loss reinsurance coverage related to catastrophic weather risk in Texas which expired on December 31, 2022. The Company did not have any reinsurance contracts in-force during the year ended December 31, 2024; however, the Company may actively look to provide reinsurance coverage to other carriers as future opportunities arise.

Management Services Segment

The Company, through its wholly-owned subsidiary, HGMA, engages in providing various management advisory services such as legal entity formation, licensure, regulatory approval, assumption of policies, and other general operational services.

Effective January 1, 2024, the Company, through HGMA, was engaged to provide management advisory services to a related captive managing general agency, HP Managing Agency, LLC ("HPMA"), and its affiliates, including but not limited to general management, legal compliance, strategy services and review of potential acquisitions and transactions. The engagement was for twelve months from January 1, 2024 through December 31, 2024, for a monthly fee of $200,000. HPMA is a related party of the Company as it is controlled by Steven A. Hale II, who serves as our Chairman, Chief Executive Officer and Director.

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

Effective April 1, 2023, the Company, through HGMA, was also engaged to provide management advisory services to a related reinsurance intermediary affiliated with HPMA. The services included legal entity formation, licensure, regulatory approval, and other general operational services to allow the intermediary to adequately perform its business functions. The engagement was initially for twelve months from April 1, 2023 at a monthly fee of $50,000, and was renewed effective April 1, 2024 for an additional nine months. The engagement expired in accordance with its terms on December 31, 2024.

For information about our reportable segments refer to Note 8, Segment Information in the accompanying notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Forward-Looking Statements

Certain statements made in this Annual Report on Form 10-K are not based on historical facts but are forward-looking statements within the meaning of applicable securities laws. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable law. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” “could,” "would," "intends," or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events, are not guarantees of future performance, and are subject to risks and uncertainties, some of which are beyond our control and difficult to predict, that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include the occurrence of events that negatively impact the Company’s liquidity in such a way as to limit or eliminate the Company’s ability to use its cash on hand to fund further asset acquisitions, an inability on the part of the Company to identify additional suitable businesses to acquire or develop, and the occurrence of events that negatively impact the Company’s title insurance operations and/or the business or assets of HC Realty and the value of our investment in HC Realty, such as HC Realty's dependence on leases by the U.S. government and its agencies for substantially all of its revenues, and the risk that the U.S. government reduces its spending on real estate or that it changes its preference away from leased properties. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (the "SEC"). We make no representation, express or implied, about the accuracy of any such forward-looking statements contained hereunder. Except as otherwise required by federal securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

Stockholders should carefully review the Item IA. Risk Factors section below for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition.

Information about our Executive Officers

Our executive officers, who are elected annually, and their ages as of January 1, 2025, are as follows:

Name	Age	Position

Steven A. Hale II	41	Chairman, Chief Executive Officer and Director

Anna A. Lieb	41	Principal Financial and Accounting Officer; Secretary

Steven A. Hale II is the founder of HPCM, an asset management firm that serves as the investment manager to certain privately held investment partnerships. Mr. Hale has held this position since 2010. From 2007 to 2010, prior to founding HPCM, Mr. Hale was an associate director with Babson Capital Management, LLC, an asset management firm, where he had responsibility for coverage of distressed debt investments across a variety of industries. From 2005 to 2007, Mr. Hale was a leveraged finance analyst with Banc of America Securities. Mr. Hale has served as a director of the Company since February 2017, as Chairman of the Company’s Board of Directors (the "Board") since November 2017 and as an officer of the Company since March 2018. Mr. Hale has also served as the Chairman and Chief Executive Officer of HC Realty since March 2019. He has also served as President of HC Realty from August 2020 until January 2022 and again beginning in August 2024.

Anna A. Lieb joined the Company in September 2023 as the Controller of HGMA, a wholly-owned subsidiary of the Company, and assumed the role of Principal Financial and Accounting Officer, Secretary effective May 31, 2024. Mrs. Lieb has over 16 years of experience in finance and accounting, specializing in the insurance industry. Prior to joining the Company, Mrs. Lieb served as a Financial Controller and Vice President of SEC Reporting at SiriusPoint Ltd. from March 2019 to August 2023. From November 2013 until joining SiriusPoint Ltd., Mrs. Lieb served as an Accounting Advisory and Policy Manager at Marsh & McLennan Companies, Inc. Prior to that, Mrs. Lieb was an Audit Manager at KPMG LLP.

Employees

As of December 31, 2024, we had 69 employees, 68 of which were full-time employees.

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

Telephone: 850-299-9296

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

Risks Related to the Company

We have limited operating history in the title insurance and title agency businesses.

Since the Asset Sale on March 2, 2018, we completed the acquisitions of NCTIC, through which we provide title insurance, and NCTG, TAV, ONTA, ONF and ONP, through which we provide title agency services. We have limited operating history in the title insurance and title agency lines of business. Accordingly, our future success may in part be subject to the risks, expenses, uncertainties and delays inherent in establishing a footprint in this line of business and our ultimate success in the title insurance and title agency business cannot be assured.

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

A company that falls within the scope of Section 3(a)(1)(C) of the 1940 Act can avoid being regulated as an investment company if it can rely on certain of the exclusions or exemptions under the 1940 Act. One such exclusion is set forth in Rule 3a-1 under the 1940 Act, which provides a safe harbor from investment company registration for an issuer if no more than 45% of the value of its total assets consists of, and no more than 45% of its net income after taxes is derived from, securities, other than, among other limited types of securities, those issued by companies which are controlled primarily by such issuer. We acquired an equity interest in HC Realty on March 19, 2019. On April 3, 2020, April 29, 2020, and June 29, 2020, we purchased an aggregate of 825,000 additional shares of HC Series B Stock for an aggregate purchase price of $8.25 million. As a result of these purchases, we now own approximately 28.0% of the voting interest in HC Realty. We believe that these additional purchases allow us to rely on the safe harbor from investment company registration set forth in Rule 3a-1 of the 1940 Act because we own (i) at least 25% of the voting securities of HC Realty, resulting in us being presumed to control HC Realty within the meaning of Section 2(a)(9) of the 1940 Act and (ii) a sufficient number of shares of HC Series B Stock so that we primarily control HC Realty within the meaning of Rule 3a-1 of the 1940 Act.

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

We may use artificial intelligence in our business and we are subject to risks related to such use.

We may use artificial intelligence in our business or incorporate artificial intelligence into our products and services. The artificial intelligence we may use may not operate properly or as expected, which could cause our title insurance subsidiaries to write policies they may not have otherwise written, misprice policies, assume greater risks, or overpay customer claims, among other potential negative impacts on our business and operations. Our existing competitors, new entrants, technology companies or other third parties may leverage artificial intelligence to the benefit of their business or operations or may incorporate artificial intelligence into their products and services more quickly or successfully than we do, which could make us less competitive and negatively impact our results of operations. In addition, if the content, analyses, output or recommendations produced by or with the assistance of artificial intelligence are unintentionally, or are alleged to be, deficient, inaccurate or misleading, our business, financial condition and results of operations may be adversely impacted.

We hold our cash and restricted cash in depository accounts that could be adversely affected if the financial institutions holding such deposits fail.

In 2023, certain specialized banking institutions with elevated concentrations of uninsured deposits experienced large deposit outflows coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into Federal Deposit Insurance Corporation (“FDIC”) receiverships. We maintain our cash and restricted cash at insured financial institutions. The account balances at each institution periodically substantially exceed the FDIC insurance coverage of $250,000, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. If a bank in which we hold funds fails or is subject to adverse conditions in the financial or credit markets, we may be subject to a risk of loss or delay in accessing all or a portion of our funds exceeding the FDIC insurance coverage, which could adversely impact our short-term liquidity, ability to operate our business, and financial performance. To date, we have not experienced any material loss as a result of the failure of any financial institution in which we hold cash or restricted cash in depository accounts.

Catastrophic events, including, but not limited to, natural events and the outbreak of diseases, along with geopolitical concerns and changes to trade policy, could have a material adverse impact on our financial performance and results of operations.

A significant natural disaster, such as a hurricane, tropical storm, tornado, windstorm, earthquake, hail, and other catastrophic events, including the occurrence of a contagious disease or illness, such as COVID-19 or any other future epidemics or pandemics, could have a material adverse impact on our business, results of operations, and financial condition. In addition, climate change could result in an increase in the frequency or severity of natural disasters. Given the unpredictable nature of these events with respect to size, severity, duration and geographic location, it is not currently possible to quantify the ultimate impact that they may have on our business. Additionally, geopolitical concerns (including the ongoing conflicts between Russia and Ukraine and Israel and Hamas), the imposition of tariffs and other changes to trade policy in the U.S. and other jurisdictions, and terrorist attacks could result in increased volatility in, or damage to, real estate prices and the United States and the worldwide financial markets and economy more generally, including with respect to supply chain disruptions, labor market interruptions and government interventions, all of which could have a material adverse effect on our results of operations and financial condition.

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

Goodwill aggregated approximately $6.5 million, or approximately 15% of our total assets as of December 31, 2024. Current accounting rules require that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may be considered a change in circumstance indicating the carrying value of our goodwill may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. As of December 31, 2024, management has deemed there is no impairment of our recorded goodwill. However, if there is an economic downturn in the future, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition. Management will continue to monitor our operating results, our market capitalization, and the impact of the economy to determine if there is an impairment of goodwill in future periods.

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

National inventory levels for residential real estate have declined over the past several years and remain below historical average levels. The number of residential purchase transactions has also declined, particularly as a result of decreased demand due to increased mortgage interest rates beginning in 2022. Residential refinance activity is also strongly correlated with changes in mortgage interest rates, and rising mortgage interest rates during previous years have, expectedly, had an adverse impact on our refinance business, which is expected to continue for so long as mortgage interest rates remain high relative to the interest rates of outstanding mortgages. Higher interest rates have also negatively impacted the volume of commercial transactions since 2022.

Additionally, these market conditions and the increase in foreclosures that often results therefrom, may adversely impact NCTIC’s title claims experience. Historically, increasing foreclosure activity has led to an increase in title claims.

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

The demand for our title insurance and title agency services is dependent primarily on the volume of residential and commercial real estate transactions. The volume of these transactions historically has been influenced by such factors as mortgage interest rates, inventory, affordability, availability of financing and the overall state of the economy. Mortgage rates remained very high after emergency actions taken by the Federal Reserve to substantially increase its benchmark interest rate in an attempt to control inflation during 2022 and 2023. In the last four months of 2024, the Federal Reserve lowered the federal funds rate three times to a current range of 4.25% to 4.50%, and while there are expectations that the Federal Reserve will continue lowering the federal funds rate in 2025, these expectations may not materialize and the Federal Reserve may increase rates in the future in an effort to combat inflation. While the latest and potential future Federal Reserve rate decreases may positively impact the title insurance market, mortgage rates continue to remain relatively high and will likely continue to contribute to decreased real estate activity in the upcoming year. Should the Federal Reserve decide to raise rates in the future, this will result in further increases in market interest rates and continued low volume of real estate activity. In a rising interest rate environment, any leverage that we incur may bear a higher interest rate than may currently be available. There may not, however, be a corresponding increase in our revenues. Further, when interest rates are increasing or when the economy is experiencing a downturn, real estate activity declines. As a result, the title insurance and title agency industry tends to experience decreased revenues and earnings, and potentially increased title claims experience. Additionally, any increase in inflation could have an adverse impact on our general and administrative expenses, as these costs could increase at a rate higher than our revenue.

Additionally, the current U.S. presidential administration has imposed or sought to impose new or increased tariffs on goods imported into the U.S. The imposition of new or increased tariffs may contribute to increased volatility and uncertainty in the economy and financial markets and adversely affect the volume of residential and commercial real estate transactions and the demand for our title insurance and title agency services.

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

Competition in the title insurance industry is intense, particularly with respect to price, service and expertise. Larger commercial customers and mortgage originators also look to the size and financial strength of a title insurer. The four largest title insurance companies typically maintain greater than 80% of the market for title insurance in the United States. In our principal market, competitors include other major title underwriters such as Fidelity National Financial, Inc., First American Financial Corporation, Old Republic International Corporation, Stewart Information Services Corporation, Westcor Land Title Insurance Company, and WFG National Title Insurance Company, as well as other regional title insurance companies, underwritten title companies and independent agency operations. Although we are not aware of any current initiatives to reduce regulatory barriers to entering our industry, any such reduction could result in new competitors, including financial services firms or institutions, entering the title insurance business. From time-to-time, new entrants enter the marketplace with alternative products to traditional title insurance, although many of these alternative products have been disallowed by title insurance regulators. Further, advances in technologies, including artificial intelligence, could, over time, significantly disrupt the traditional business model of financial services and real estate-related companies, including title insurance companies. These alternative products or disruptive technologies, if permitted by regulators, could have a material adverse effect on our revenues and earnings.

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

The overturning of the Chevron doctrine could have an unfavorable impact on us.

In June 2024, the U.S. Supreme Court issued a decision in the Loper Bright Enterprises v. Raimondo case that overturned the long-standing federal Chevron doctrine. The Chevron doctrine set forth a test that outlined when courts should defer to an agency’s interpretation of federal law. Under the doctrine, if Congress had not spoken directly to the precise issue in question, the courts were to defer to the agency’s interpretation so long as the interpretation was reasonable. Under the Loper Bright decision, courts are now required to exercise their independent judgment in deciding whether an agency has acted within its statutory authority and may not defer to an agency interpretation of the law simply because a statute is ambiguous.

The overturning of the Chevron doctrine is likely to result in challenges to numerous agency interpretations in various areas of law including energy, environment, taxation, and labor, among others. If these challenges are upheld, they could have both favorable and unfavorable impacts on us, depending on whether the interpretations that are overturned were more favorable toward our business and operations than subsequent revised agency interpretations. The likely increase of challenges to agency actions may also increase legal costs and create less certainty around agency actions, at least in the near term.

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

We owned approximately 28.0% of the voting interest in HC Realty as of December 31, 2024. There is no guarantee that HC Realty will be successful implementing its business strategy for the acquisition, financing, ownership and management of Government Properties and, as a result, our investment in HC Common Stock and HC Series B Stock may lose value.

HC Realty depends on leases by the U.S. government and its agencies for substantially all of its revenues and any failure by the U.S. government and its agencies to perform their obligations under their leases or renew their leases upon expiration could have a material adverse effect on our investment in HC Realty.

As of December 31, 2024, leases by the U.S. government and its agencies accounted for substantially all of HC Realty’s revenues. We expect that leases to agencies of the U.S. government will continue to be HC Realty’s primary source of revenues for the foreseeable future. Due to such concentration, any failure by the U.S. government to perform its obligations under its leases or a failure to renew its leases upon expiration, could cause interruptions in the receipt of lease revenue or result in vacancies, or both, which would reduce HC Realty’s revenue until the affected properties are leased, and could decrease the ultimate value of the affected property upon sale and have a material adverse effect on our investment in HC Realty. In addition, as part of ongoing efforts to reduce waste, the U.S. government and the GSA are reaching out to all tenant agencies to see if there are opportunities to reduce space usage.

Some of HC Realty’s leases with the U.S. government permit the U.S. government to terminate the lease and discontinue paying rent prior to the lease expiration date.

From time to time, HC Realty enters into leases that provide the U.S. government the right to terminate the lease during a specified period prior to the expiration of the total term stated in the lease, with such period often referred to as the “soft term.” In the event that a portion of HC Realty’s U.S. government tenant agencies exercise their termination rights during a soft term period prior to the expiration of the total term stated in the lease, for fiscal policy reasons, security concerns or other reasons, and HC Realty is not able to lease the vacant space to another tenant in a timely manner or at all, it could have a material adverse effect on HC Realty’s business, financial condition and results of operations, and our investment in HC Realty.

The U.S. government may consolidate its existing GSA leases, which may have an adverse effect on HC Realty’s business and results of operations and our investment in HC Realty.

The U.S. government has been acting to reduce its expenses by consolidating various lease agreements for single office buildings in which several agencies and/or branches are located. HC Realty faces the risk that such consolidation will take place in one or more of its Government Properties, leading lessees to migrate to a property that is not beneficially owned by HC Realty. There can be no assurance that the U.S. government will not consolidate GSA leases. Because many of the Government Properties were built or renovated for specific GSA lessees, it may be difficult to find other tenants interested in facilities with these specifications. HC Realty may consequently have to invest significant amounts of capital to renovate Government Properties with GSA specifications for other tenants. The vacancies or costs attendant to renovations for new tenants resulting from U.S. government lease consolidation could significantly impair HC Realty’s revenues and business strategy and our investment in HC Realty.

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

Steven A. Hale II, our Chairman and Chief Executive Officer, is the sole manager of HPCM which serves as the investment adviser for the Hale Partnership Fund, L.P. and related entities (collectively, the “Hale Funds”) and certain holders of HC Series B Stock other than us. The Hale Funds own approximately 36.0% of our outstanding common stock. We also own HC Series B Stock and HC Common Stock. Mr. Hale also serves as Chairman, Chief Executive Officer and President and a director of HC Realty.

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

Our current executive officers, directors and 10% stockholders control approximately 78.0% of the voting power represented by our outstanding common stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, such as the election of directors or our dissolution. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

1. Cybersecurity Governance:

The Company has established a robust governance framework to oversee cybersecurity initiatives. This framework includes:

●

Regular risk assessments by management, including our Director of Information Technology, and audits to identify vulnerabilities and areas for improvement. The Company performs annual financial and risk assessment audits aimed at identifying potential security threats. The Board has responsibility for oversight of potential threats relating to cybersecurity. In furtherance of such responsibility, the Director of Information Technology reports to the Board as needed on information about such threats, which may include the current cybersecurity threat landscape, defensibility measures implemented by the Company, the health of the Company’s information security system, and the effectiveness of the Company’s cybersecurity controls.

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

Pursuant to the Company’s cybersecurity policy, the Board will be promptly notified of any material cybersecurity incident required to be disclosed under Item 1.05 of Form 8-K and shall oversee the Company’s response to such matter.

  In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Item 1A. Risk Factors – Risks Related to the Company - Cybersecurity risks and cyber incidents may adversely affect our business in the event we or any other party that provides us with essential services experiences cyber incidents” in this Annual Report on Form 10-K.

Item 2.         Properties

Our corporate headquarters is located in Charlotte, North Carolina where we lease office space. The Company’s subsidiaries, principally Omega, lease office space throughout Florida. It is our opinion that these leased properties are in good operating condition, suitable, and adequate for present uses.

Item 3.         Legal Proceedings

The information required for this Part I, Item 3 is incorporated by reference to the discussion under the heading “Litigation” in Note 12, Commitments and Contingencies in the accompanying notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

As of March 18, 2025, we had approximately 399 beneficial stockholders. We currently anticipate that we will retain all future earnings for the operation of our business, and we do not currently intend to pay any cash dividends on our common stock in the foreseeable future.

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

On May 14, 2024, the Board authorized the repurchase of up to $1.5 million of shares of the Company’s common stock (the “2024 Repurchase Program”) and discontinued the 2022 Repurchase Program. The authorization does not obligate the Company to acquire a specific number of shares during any period and does not have an expiration date. Repurchases under the 2024 Repurchase Program may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as the authorized officers of the Company determine are in the best interests of the Company. Repurchases may also be made under a plan adopted pursuant to Rule 10b5-1 promulgated under the Exchange Act.

The Company did not repurchase any shares of common stock during the three months ended December 31, 2024.

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

Title Insurance Segment Trends and Conditions

Our title insurance segment revenue is closely related to the level of real estate activity, such as sales, mortgage financing and mortgage refinancing. Declines in the level of real estate activity or the average price of real estate sales will adversely affect our title insurance revenues. The industry as a whole saw a decline in total real estate transactions in the last two years, largely due to higher mortgage interest rates. Mortgage rates remained very high after emergency actions taken by the Federal Reserve to substantially increase its benchmark interest rate in an attempt to control inflation. In the last four months of 2024, the Federal Reserve lowered the federal funds rate three times to a current range of 4.25% to 4.50%, and while there are expectations that the Federal Reserve will continue lowering the federal funds rate in 2025, these expectations may not materialize and the Federal Reserve may increase rates in the future in an effort to combat inflation. While the latest and potential future Federal Reserve rate decreases may positively impact the title insurance market, mortgage rates continue to remain relatively high and will likely continue to contribute to decreased real estate activity in the upcoming year. Per the Mortgage Bankers Association's (“MBA”) Mortgage Finance Forecast as of February 2025, interest rates on a Freddie Mac 30-year, fixed rate mortgage averaged 6.6% in the fourth quarter of 2024 and are projected to stay relatively stable at the current level through 2027.

Further, per the MBA Mortgage Finance Forecast as of February 2025, total loan originations are forecast to increase by approximately 13% in 2025 as compared to 2024, from approximately 5.0 million units to approximately 5.7 million units. Mortgage origination volume is expected to increase by approximately 16% in 2025 as compared to 2024, to approximately $2.1 trillion in mortgage originations as compared to $1.8 trillion in 2024. Fannie Mae forecasts overall existing-home sales to increase 4% in 2025 compared to 2024.

A shortage in the supply of homes for sale, increasing home prices, high mortgage interest rates and inflation have created volatility in the residential real estate market since 2021. Despite the Federal Reserve lowering the federal funds rate in 2024, current interest rates remain at elevated levels compared to pre-2021 interest rates. Additionally, recent geopolitical uncertainties and federal government efforts have created elevated volatility in domestic and global arenas.

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

Real Estate Segment

The Company currently owns approximately  28.0% of the voting interest in HC Realty through its ownership of 250 shares of HC Common Stock and 1,025,000 shares of HC Series B Stock. HC Realty currently owns and operates a portfolio of Government Properties leased to and occupied by U.S. government tenant agencies and sub-agencies such as the Federal Bureau of Investigation, the Department of Veterans Affairs, the Drug Enforcement Administration, the Immigration & Customs Enforcement, the Social Security Administration and the Department of Transportation.

As part of ongoing efforts to reduce waste, the U.S. government and the GSA are reaching out to all tenant agencies to see if there are opportunities to reduce space usage. As of December 31, 2024, leases by the U.S. government and its agencies accounted for substantially all of HC Realty’s revenues. In the event the U.S. government reduces its spending on real estate or changes its preference away from leased properties, HC Realty’s sources of revenues, and our investment in HC Realty, could be adversely affected.

Reinsurance Segment

The Company previously engaged in providing another insurance company excess-of-loss reinsurance coverage related to catastrophic weather risk in Texas. The Company did not have any reinsurance contracts in-force during the year ended  December 31, 2024; however, the Company may actively look to provide reinsurance coverage to other carriers as future opportunities arise.

Management Services Segment

The Company, through its wholly-owned subsidiary, HGMA, engages in providing various management advisory services such as legal entity formation, licensure, regulatory approval, assumption of policies and other general operational services.

Results of Operations

The following table sets forth the key items discussed in the results of operations section below for the years ended December 31, 2024 and 2023 (dollar amounts in thousands):

	December 31, 2024	December 31, 2023	Change
Net title premium written	$6,009	$5,948	$61
Reinsurance premium written	-	300	(300)
Escrow and other title fees	2,501	2,605	(104)
Management fees	3,003	2,255	748
Total revenue	$11,513	$11,108	$405
Cost of revenues	(595)	(575)	(20)
Gross profit	$10,918	$10,533	$385
Operating expenses	(12,579)	(12,992)	413
Other income, net	1,394	1,551	(157)
Loss before income taxes	$(267)	$(908)	$641
Effective tax rate	6.7%	(5.0)%

2024 Compared to 2023

As of December 31, 2024, our sources of income include earnings on our title insurance and title agency subsidiaries, dividends on HC Common Stock and HC Series B Stock, revenue earned from management services, and interest paid on our cash deposits and investment portfolio. The Company believes that the revenue generating from these sources and cash on hand are sufficient to fund operating expenses for at least 12 months from the date of the accompanying consolidated financial statements.

The Company’s underwriting results were primarily influenced by a growth of the net title premium to $6.0 million for the year ended December 31, 2024 from $5.9 million for the year ended December 31, 2023. This growth was offset by no reinsurance coverage written in 2024. The Company's reinsurance segment generated $0.3 million of earned reinsurance premium for the year ended December 31, 2023.

The Company’s escrow and other title fees remained relatively flat at $2.5 million for the year ended December 31, 2024, compared to $2.6 million for the year ended December 31, 2023.

Management fees generated by the Company were $3.0 million for the year ended December 31, 2024, as compared to $2.3 million for the year ended December 31, 2023, primarily as a result of the timing of the management advisory services contract that was entered into on April 1, 2023.

The Company’s cost of revenue consists primarily of a provision for title claim losses and underwriting expenses, which are largely comprised of commissions to unaffiliated title agencies. Cost of revenue was flat at $0.6 million for the years ended December 31, 2024 and 2023.

The Company’s operating expenses primarily consist of general and administrative expenses, such as personnel expenses, office and technology expenses, and professional fees. General and administrative expenses for the year ended December 31, 2024 were $12.6 million, as compared to $13.0 million for the year ended December 31, 2023. The decrease in operating expenses was primarily attributable to savings from the Company's workforce optimization efforts during 2024.

Other income and expenses primarily consist of interest and dividend income, changes in the net asset value of investment in limited partnership, changes in value of our related party investments and legal settlements and recoveries. During the year ended December 31, 2024, the Company generated $1.4 million in other income and expense, largely driven by a recovery of $1.1 million on FedNat Holding Company (“FedNat”) litigation (See Note 12, Commitments and Contingencies in the accompanying notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K). Additionally, the Company generated dividend and interest income of $0.7 million, increase in the net asset value of investment in limited partnership of $0.4 million and net gain from related parties of $0.2 million during the year ended December 31, 2024, which were largely offset by an impairment of the investment in HC Common Stock and HC Series B Stock of $1.2 million. During the year ended December 31, 2023, the Company generated $1.6 million in other income and expense primarily as a result of dividend income from HC Common Stock and HC Series B Stock of $1.0 million. Additionally, the Company generated interest income of $0.5 million, increase in the net asset value of investment in limited partnership of $0.3 million, offset by the net loss from related parties of $0.1 million and a settlement of $0.1 million related to the Hollie Settlement Agreement (as defined and described in further detail in Note 12, Commitments and Contingencies in the accompanying notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K).

Our effective tax rate for the years ended December 31, 2024 and 2023 was 6.7% and (5.0%), respectively, primarily as a result of net operating loss carryforward, valuation allowances on deferred tax assets, and state income tax differences in the jurisdictions in which the Company currently operates.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand, earnings from our title insurance and title agency subsidiaries, management service fees earned, and interest and dividends from deposits and invested assets. We expect cash on hand to be adequate for ongoing operational expenditures for at least 12 months from the date of the issuance of the accompanying consolidated financial statements. At December 31, 2024, we had $12.1 million in cash and cash equivalents and an additional $8.3 million in restricted cash, all of which is cash held in escrow for title insurance transactions. The Company records an offsetting escrow liability given that we are liable for the disposition of these escrowed funds. A portion of our unrestricted and restricted cash and cash equivalents is currently held in savings accounts earning interest at approximately 3.6% annually.

Cash Flows

(in thousands)

	2024	2023
Net cash provided by operating activities	$1,961	$1,683
Net cash provided by investing activities	1,060	1,116
Net cash used in financing activities	(364)	(52)
Net increase in cash and cash equivalents and restricted cash	2,657	2,747
Cash and cash equivalents and restricted cash at beginning of period	17,752	15,005
Cash and cash equivalents and restricted cash at end of period	$20,409	$17,752

Cash flows from operating activities differ from net income due to adjustments for non-cash items, such as gains and losses on investments, amortization, depreciation, claims and other accrued liabilities, and collections or changes in receivables and other assets. Net cash provided by operations of $2.0 million for the year ended December 31, 2024 differs from operating results for the year ended December 31, 2024 primarily due to an impairment of the investment in HC Common Stock and HC Series B Stock of $1.2 million and an increase of $0.7 million in escrow liabilities on the title insurance subsidiaries. Net cash provided by operations of $1.7 million for the year ended December 31, 2023 differs from operating results for the year ended December 31, 2023 primarily due to an increase of $2.0 million in escrow liabilities on the title insurance subsidiaries.

Cash flows from investing activities include effects of purchases and sales of plant, property, and equipment, purchases of investments and proceeds from sales or maturities of investments. During the year ended December 31, 2024, the Company had $1.1 million of net cash provided by investing activities, which was a result of $2.4 million of proceeds from redemptions of securities and returns on investments, partially offset by $1.3 million of purchases of investments, including investments in related parties of $0.5 million. During the year ended December 31, 2023, the Company had $1.1 million of net cash provided by investing activities, which consisted of $1.2 million of proceeds from redemption of securities, partially offset by purchases of investments in related parties of $33,000 and purchases of equipment of $51,000.

Cash flows from financing activities include effects of capital contributions, repurchase of outstanding shares of common stock and changes in noncontrolling interest. Cash flows used in financing activities for the year ended December 31, 2024 were $0.4 million and consisted of $243,000 in repurchases of shares of common stock and $121,000 of distributions to minority stockholders. Cash flows used in financing activities for the year ended December 31, 2023 were $52,000 and consisted of $62,000 in repurchases of shares of common stock, partially offset by $10,000 provided by minority stockholders in exchange for an interest in a consolidated subsidiary.

Critical Accounting Estimates

See Note 1, Significant Accounting Policies in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a summary of our significant accounting and reporting policies.

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which requires management to make estimates and assumptions. We believe that the accounting policies that require the most significant judgments and estimations by management are: (1) valuation of goodwill, (2) valuation of investments in related parties, and (3) reserve for title claims. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.

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

For our annual goodwill impairment test, we utilize two approaches to value goodwill: the income approach, which converts future estimates of cash flows by reporting unit to a single (discounted) current value, and the market approach, which uses publicly available peer data to estimate value of the reporting unit. The valuation techniques performed in our quantitative analysis make use of our estimates and assumptions related to revenue and operating margin growth rates, future market conditions, determination of market multiples and comparative companies, and determination of risk-adjusted discount rates. Forecasts of future operations are based, in part, on actual operating results and our expectations as to future growth and market conditions, which are inherently uncertain and difficult to project. In performing our analysis, we make assumptions and apply judgments to estimate industry economic factors and the future profitability of our businesses. Due to the uncertainty and complexity of performing the goodwill impairment analysis, future results related to market conditions and our business operations and other inputs to the analysis may be worse than estimated or assumed. In such cases, we may be exposed to future material impairments of goodwill.

As of December 31, 2024, the Company recognized $4.5 million in goodwill as the result of the acquisition of 50% of the membership interest in TAV on September 1, 2021 and an additional $2.0 million in goodwill as a result of the business combination with Omega Title Florida, LLC on August 1, 2022. These amounts represent the fair value of the consideration paid, less the identified and valued intangible assets and tangible net assets. During 2024 and 2023, the Company determined that the title insurance segment was the appropriate operating segment for the purposes of testing goodwill for impairment. Based on our quantitative annual valuations as of December 31, 2024 and 2023, we have concluded that there was no impairment of goodwill.

Valuation of Investments in Related Parties

The Company’s investments in related parties are accounted for either under the equity method of accounting or, where they do not meet the criteria of accounting under the equity method, under the cost adjusted for market observable events less impairment method. For information about the Company’s investments in related parties and its accounting policy, refer to Note 3, Investments in Related Parties and Note 1, Significant Accounting Policies in the accompanying notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

The Company's review of its investments in related parties is performed on a regular basis to determine if the investments are impaired. For purposes of this assessment, the Company performs a qualitative review where it considers the investee’s cash position, liquidity, earnings and revenue outlook, equity position, and ownership, among other factors. If the qualitative impairment assessment leads to a conclusion that a potential impairment exists, a quantitative assessment is performed. In performing the quantitative assessment for impairment, the Company estimates a fair value of the investment utilizing a combination of the income, market and cost approach, where applicable. If indicated fair value is lower than the carrying amount of the investment, the Company recognizes in current earnings an impairment loss that is equal to the difference between the fair value of the investment and its carrying amount. The valuation techniques performed in our quantitative analysis make use of the investee's growth projections and free cash flows, assumptions related to risk-adjusted discount rate, timing of liquidity events, determination of market multiples and comparative companies, and assumptions related to reproduction or replacement value. Forecasts of future operations are based, in part, on assumptions and data provided by management of the investee and our expectations as to market, peer data and research, which are inherently uncertain and difficult to project. Due to the uncertainty and complexity of performing the valuation analysis, future results related to market conditions and the investee's business operations and other inputs to the analysis may be worse than estimated or assumed. In such cases, we may be exposed to future material impairments of our investments in related parties.

As of December 31, 2024, the Company recognized $1.2 million in impairments to investments in related parties. No impairments were recognized in 2023.

Reserve for Title Claims

The total reserve for all reported and unreported losses the Company incurred is represented by the reserve for title claims. The Company's reserves for unpaid losses and loss adjustment expenses (“LAE”) are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not reported (“IBNR”). We reserve for each known claim based on our review of the estimated amount of the claim and the costs required to settle the claim. The reserves for IBNR claims are estimates that are established at the time the premium revenue is recognized and are based upon historical policy loss emergence and development patterns, adjusted for other factors, including industry trends, legal environment, policy year and policy type differences.

The table below summarizes our reserves for known claims and IBNR claims related to title insurance (in thousands):

	As of	As of
	December 31, 2024	December 31, 2023
Known title claims	$114	$8
IBNR title claims	523	305
Total title claims	637	313
Non-title claims	-	-
Total reserve for title claims	$637	$313

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

Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through December 31, 2024.

The table below presents our title insurance loss development experience for the past two years (in thousands):

	For the Year	For the Year
	Ended	Ended
	December 31, 2024	December 31, 2023
Beginning reserves	$313	$287

Provision for claims related to:
Current year	219	180
Prior years	109	(6)
Total provision for claim losses	328	174

Claims paid related to:
Current year	-	-
Prior years	(4)	(148)
Total title claims paid	(4)	(148)

Ending reserve for title claims	$637	$313

As of December 31, 2024 and 2023, our title claim reserves were $637,000 and $313,000, respectively, which we determined were reasonable and represented our best estimate. These recorded amounts were within a reasonable range of the central estimates provided by our actuaries. During the years ended December 31, 2024 and 2023, the Company recognized $109,000 and ($6,000), respectively, in net provision for claims development attributable to insured events of the prior years. Original estimates are decreased or increased as additional information becomes known regarding individual claims.

At December 31, 2024 and 2023, there were no reinsurance recoverables on paid claims or unpaid reserves.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2024 was conducted under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2024, were effective at the reasonable assurance level.

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

In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as we are a smaller reporting company as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

During the three months ended December 31, 2024, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

Our Board has set the number of our directors at three, one of whom is our Chairman and Chief Executive Officer, Steven A. Hale II, and two of whom are independent. Our directors are divided into three classes with staggered terms. One director, Peter M. Sherman, whose term was expiring at the time of the Company’s 2024 annual meeting of stockholders, was nominated for re-election by our Board and re-elected by our stockholders to serve another three-year term expiring at our 2027 annual meeting of stockholders.

Director Whose Term Expires this Year

Steven A. Hale II, 41, has been a director since February 2017 and has served as Chairman of our Board since November 2017. He has also served as our Chief Executive Officer since March 2018. Since March 2019, Mr. Hale has served as Chairman and Chief Executive Officer of HC Realty, an internally-managed real estate investment trust focused on acquiring, financing, owning and managing build-to-suit or renovate-to-suit, single-tenant properties leased primarily to the U.S. government and administered by the GSA or directly by the federal government agencies or sub-agencies occupying such properties. He has also served as President of HC Realty from August 2020 until January 2022 and again beginning in August 2024. We currently own approximately 28.0% of the voting interest of HC Realty and HC Realty is considered to be a related party of the Company. Mr. Hale is also the founder and sole manager of HPCM, an asset management firm that serves as the investment manager to certain privately held investment partnerships. Mr. Hale has held his position with HPCM since 2010. From 2007 to 2010, prior to founding HPCM, Mr. Hale was an associate director with Babson Capital Management, LLC, an asset management firm, where he had responsibility for coverage of distressed debt investments across a variety of industries. From 2005 to 2007, Mr. Hale was a leveraged finance analyst with Banc of America Securities. Our corporate governance and nominating committee and our Board concluded that Mr. Hale is qualified to serve as a director by reason of his experience as our Chief Executive Officer, his experience with asset management and his indirect ownership of approximately 36% of our outstanding shares of common stock. Mr. Hale’s term as a director expires at the 2025 annual meeting of stockholders.

Mr. Hale was initially elected to our Board pursuant to the terms of an agreement dated January 30, 2017 with Hale Partnership Fund, LP, and related parties (collectively, the “Hale Group”), a stockholder group that, as of the date of the agreement, owned approximately 10% of our outstanding shares of common stock and which had nominated two candidates for election to our Board at the 2017 annual meeting of stockholders. Under this agreement, we appointed Mr. Hale to our Board and the Hale Group withdrew its nominations and agreed, among other things, to vote in favor of the election of Messrs. Hale and Gilliam as directors at the 2017 annual meeting of stockholders for a term that expired at the 2020 annual meeting of stockholders. Mr. Hale was re-elected by our stockholders at the 2020 and 2022 annual meetings of stockholders.

Directors Whose Terms Do Not Expire this Year

Jeffrey S. Gilliam, 67, has been a director since February 2015. Since April 2022, Mr. Gilliam has served as the CFO/Treasurer of Hickory Springs Manufacturing Company. Mr. Gilliam also has served as the managing member of Willow Oak Advisory Group, LLC (“Willow Oak Advisory Group”), a provider of business advisory services, since January 2016. Related to his duties with Willow Oak Advisory Group, Mr. Gilliam served as President of Columbus Industries, Inc. (a division of Filtration Group) from August 2019 until February 2022. Mr. Gilliam was a director of the Finley Group, a corporate advisory firm, from August 2012 until January 2016. Mr. Gilliam served as President of Toter, Incorporated (a division of Wastequip, LLC), a manufacturer of automated cart systems, from October 2008 until August 2012, and as Vice President Finance (Chief Financial Officer) from June 2002 until October 2008. Our corporate governance and nominating committee and our Board concluded that Mr. Gilliam is qualified to serve as a director by reason of his strong financial experience as a chief financial officer. Mr. Gilliam was appointed to our Board in February 2015 pursuant to an agreement dated February 12, 2015 with Hale Partnership Fund, LP and Talanta Fund, L.P. (collectively with their affiliates, the “Hale-Talanta Group”), which had nominated two candidates for election to our Board at the 2015 annual meeting of stockholders. Under this agreement, we appointed Mr. Gilliam to our Board for a term expiring at the 2017 annual meeting of stockholders and the Hale-Talanta Group withdrew its nominations. Mr. Gilliam was re-elected by our stockholders at the 2020 and 2023 annual meetings of stockholders. Mr. Gilliam's term as director expires at our 2026 annual meeting of stockholders.

Peter M. Sherman, 63, has been a director since December 2020. Mr. Sherman has served as founder of Sherman Capital Management, a special situation investing and restructuring consulting firm for institutional investors, since July 2016. Mr. Sherman also served as Chief Risk Officer of Capitala Group, a lower to middle market lender and equity investor, from February 2018 to March 2024. Mr. Sherman was a partner in Brevet Capital Management, a middle market direct lending hedge fund, from June 2014 to June 2016. Mr. Sherman was elected to our Board in December 2020 upon the recommendation of our Chairman and Chief Executive Officer and was re-elected by the Company’s stockholders at the 2021 and 2024 annual meetings of stockholders. Our corporate governance and nominating committee and our Board concluded that Mr. Sherman is qualified to serve as a director by reason of his experience in principal finance and debt capital markets, special situation restructuring, and as a capital provider to lower to middle market companies through his role as a chief risk officer. Mr. Sherman’s term as director expires at the 2027 annual meeting of stockholders.

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

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations (the “Insider Trading Policy”). The Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

Our named executive officers for 2024 were Steven A. Hale II, our Chairman and Chief Executive Officer, Anna A. Lieb, our Principal Financial and Accounting Officer; Secretary, effective as of May 31, 2024, and Justin H. Edenfield, our former Principal Financial and Accounting Officer; Secretary, who resigned from such role on May 31, 2024 (collectively the “Named Executive Officers”).

During 2024, our executive compensation program had two major components: salary and a cash bonus. The program was designed to promote our strategy of profitably growing our core title insurance and management services business.

Our executive compensation program is administered by the compensation and benefits committee of our Board.

Salary and Bonus. Our Named Executive Officers received the following cash compensation in 2024:

●	Steven A. Hale II received an annual salary of $125,000,
●

Anna A. Lieb received an annual salary of $275,000, which included the prorated portion of $175,000 of her $300,000 salary, effective as of her appointment to Principal Financial and Accounting Officer; Secretary on May 31, 2024, and any compensation paid to her by the Company in 2024 prior to her appointment to Principal Financial and Accounting Officer; Secretary, and also received a cash bonus of $61,000, which included a cash retention bonus of $25,000, and

●	Justin H. Edenfield received an annual salary of $125,000, as prorated for the portion of the year he served with the Company.

Long-Term Incentives. Our Named Executive Officers did not receive any restricted stock awards in 2024.

Summary Compensation Table

The following table sets forth compensation received by the Named Executive Officers for the years ended December 31, 2024 and 2023.

SUMMARY COMPENSATION TABLE

					Stock	Option	Non-Equity	All Other
		Salary			Awards	Awards	Incentive Plan	Compensation	Total
Name and Principal Position	Year	($)		Bonus ($)	($)	($)	Compensation	($)	($)

STEVEN A. HALE II,	2024	125,000		—	—	—	—	—	125,000
Chairman and Chief Executive Officer	2023	125,000		—	—	—	—	—	125,000

ANNA A. LIEB,	2024	275,000	(1)	61,000	—	—	—	—	336,000
Principal Financial and Accounting Officer; Secretary	2023	—		—	—	—	—	—	—

JUSTIN H. EDENFIELD,	2024	125,000		—	—	—	—	—	125,000
Former Principal Financial and Accounting Officer; Secretary	2023	300,000		250,000	—	—	—	—	550,000
(1) Ms. Lieb received a salary increase effective May 31, 2024 in connection with her appointment as Principal Financial and Accounting Officer; Secretary.

Outstanding Equity Awards at Fiscal Year-End Table

As of December 31, 2024, there were no outstanding equity awards.

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

The following table sets forth information concerning the compensation of directors for the year ended December 31, 2024.

DIRECTOR COMPENSATION

FOR THE FISCAL YEAR ENDED December 31, 2024

	Fees
	Earned	Stock
Name	in Cash ($)	Awards ($) (1)	Total ($)
STEVEN A. HALE II	—	—	—
PETER M. SHERMAN	35,000	—	35,000
JEFFREY S. GILLIAM	35,000	—	35,000

(1)	At December 31, 2024, Messrs. Sherman and Gilliam held no stock options or restricted shares of common stock.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 18, 2025 by each stockholder we know to be the beneficial owner of more than 5% of our outstanding common stock, by each director, by each of our Named Executive Officers and by all directors and executive officers as a group. Unless otherwise set forth below, the address of each stockholder listed in the following table is 2115 E. 7th Street, Suite 101, Charlotte, North Carolina 28204. Percentages are based on 2,813,214 shares of common stock outstanding as of March 18, 2025.

	Amount and
	Nature
	of Beneficial		Percent
Name	Ownership		of Class
Solas Capital Management, LLC	1,165,051	(a)	41.4%
Hale Partnership Fund, L.P. and related parties	974,960	(b)	34.7%
Jeffrey S. Gilliam	4,165			(c)
Steven A. Hale II	1,002,737	(d)	35.6%
Anna A. Lieb	—		—
Justin H. Edenfield	—		—
Peter M. Sherman	8,702			(c)
All directors and executive officers as a group (4 persons)	1,015,604	(d)	36.1%

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

(b)

The beneficial ownership information reported is based upon the Schedule 13D/A filed with the SEC on July 2, 2020 (prior to the Reverse Stock Split) by HPCM, Hale Partnership Capital Advisors, LLC, Hale Partnership Fund, L.P., MGEN II - Hale Fund, L.P., Clark - Hale Fund, L.P., and Steven A. Hale II and Forms 4 filed with the SEC on November 26, 2021, December 3, 2021, December 10, 2021 and December 17, 2021. HPCM and Steven A. Hale II each have shared voting and dispositive power over all of the reported shares. Steven A. Hale II also has sole voting power over 27,777 shares. Hale Partnership Capital Advisors, LLC has shared voting and dispositive power over 835,634 shares; Hale Partnership Fund, L.P. has shared voting and dispositive power over 703,011 shares, MGEN II - Hale Fund, L.P. has shared voting and dispositive power over 30,245 shares, and Clark - Hale Fund, L.P. has shared voting and dispositive power over 97,678 shares; a Managed Account for which HPCM serves as the investment manager has shared voting and dispositive power over 139,326 shares. In addition, the Dickinson-Hale Fund, L.P. has shared voting and dispositive power over 2,800 shares and Smith-Hale Fund, L.P. has shared voting and dispositive power over 1,900 shares. The Forms 4 indicate Hale Partnership Capital Advisors, LLC is the General Partner of Hale Partnership Fund, L.P., MGEN II - Hale Fund, L.P., Clark - Hale Fund, L.P., Dickinson-Hale Fund, L.P. and Smith-Hale Fund, L.P. The principal business and principal office address for each of the aforementioned parties is 2115 E. 7th St., Charlotte, North Carolina 28204.

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

Since January 1, 2024, the Company has entered into the following transactions involving amounts in excess of $120,000 with related persons or affiliated entities.

In October 2024, the Company invested $500,000 into HP LPT Holding Company LLC ("HP LPT"), a limited liability company domiciled in the state of Florida. HP LTP is a related party of the Company as it is controlled by Mr. Hale through his ownership of the Hale Funds.

During 2024, the Company, through HGMA, was engaged to provide management advisory services to a related captive managing general agency, HPMA, and its affiliates, including but not limited to general management, legal entity formation, legal compliance, strategy services, review of potential acquisitions and transactions, licensure, regulatory approval, and other general operational services. The engagement was for twelve months from January 1, 2024 through December 31, 2024, for a monthly fee of $250,000. HPMA is a related party of the Company as it is controlled by Mr. Hale.

During 2024, the Company received $465,000 of distributions as a result of the Company's equity investment in HP Holding Company, LLC. HP Holding Company, LLC is a related party of the Company as it is controlled by Mr. Hale through his ownership of the Hale Funds.

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

Fees and Services

The following table sets forth the fees, including reimbursement of expenses, billed by, or expected to be billed by, Horne LLP ("Horne"), our independent public auditors for the fiscal years ended December 31, 2024 and 2023, engaged as of October 12, 2023, and Cherry Bekaert LLP, our independent public auditors through the first two quarters of 2023, all of which were pre-approved by the audit committee.

	2024	2023
Audit Fees	$120,000	$114,623
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$120,000	$114,623

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

4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-34964) filed March 28, 2024).

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

10.12	Employment Agreement, dated May 31, 2024, by and between HG Managing Agency, LLC and Anna Lieb (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed June 6, 2024. (1)

10.13	Consulting Agreement, dated June 1, 2024, by and between the Registrant and Justin H. Edenfield (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed June 6, 2024.

19.1	Insider Trading Policy. (2)

21.1	List of Subsidiaries. (2)

31.1	Certification by Steven A. Hale II, our Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (2)

31.2	Certification by Anna A. Lieb, our Principal Financial and Accounting Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (2)

32.1	Certification by Steven A. Hale II, our Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Certification by Anna A. Lieb, our Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	Inline XBRL INSTANCE DOCUMENT (2)

101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT (2)

101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE (2)

101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE (2)

101.LAB	Inline XBRL TAXONOMY EXTENSION LABELS LINKBASE (2)

101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE (2)

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101) (2)

(1)	Management contract or compensatory plan
(2)	Filed Herewith
(3)	Furnished Herewith

Item 16.         Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HG HOLDINGS, INC.

By:	/s/Steven A. Hale II
Steven A. Hale II
Chairman, Chief Executive Officer and Director
Date:	March 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Steven A. Hale II (Steven A. Hale II)	Chairman, Chief Executive Officer and Director	March 27, 2025

/s/Anna A. Lieb (Anna A. Lieb)	Principal Financial and Accounting Officer	March 27, 2025

/s/Peter M. Sherman (Peter M. Sherman)	Director	March 27, 2025

/s/Jeffrey S. Gilliam (Jeffrey S. Gilliam)	Director	March 27, 2025

HG HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED December 31, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of HG Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of HG Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of the Reserve for Title Claims

As disclosed in Notes 1 and 6 to the financial statements, the Company's reserve for unpaid losses and loss adjustment expenses ("LAE") is established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders that may be reported in the future (incurred but not reported, or "IBNR") within a reasonable range of their actuary's central estimate. As of December 31, 2024, the Company had a liability of $637,000 in reserve for title claims. The Company establishes reserves for claims which are incurred but not reported at the time the related premium revenue is recognized based on estimated loss provision rates. There is significant uncertainty inherent in determining the loss provision rates.

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

Evaluation of Investment in HC Government Realty Trust, Inc. Series B Stock for Impairment

As disclosed in Note 3 to the financial statements, the Company accounts for their investments in the 10.00% Series B Cumulative Convertible Preferred Stock (the "HC Series B Stock") of HC Government Realty Trust, Inc. ("HC Realty"), a related party entity, under the cost adjusted for market observable events less impairment method as it is not deemed to be in-substance common stock. The Company reviews its investment in HC Series B Stock on a regular basis to determine if the investment is impaired. The Company considers HC Realty’s cash position, liquidity, earnings and revenue outlook, equity position and ownership, among other factors, in its review. If management’s assessment indicates that an impairment exists, the Company recognizes in current earnings an impairment loss that is equal to the difference between the fair value of the investment and its carrying value. As disclosed in Note 3 to the financial statements, the carrying value of the Company’s investment in HC Series B Stock totaled $9.3 million as of December 31, 2024 and the Company recognized an impairment loss in the HC Series B Stock in the amount of $1.0 million during the year ended December 31, 2024.

Auditing management’s evaluation of their investment in HC Series B Stock for impairment was complex due to the significant assumptions used in management’s evaluation such as growth projections, forecasted cash flows and relevant market multiples, all of which can be affected by expectations about future market conditions and the investee’s business operations.

Our audit procedures related to the evaluation of the investment in HC Series B Stock for impairment included the following, among others:

●

We obtained an understanding and evaluated the design and implementation of the Company's controls over the process for evaluating investments in related parties for impairment, including controls over management’s review of the significant assumptions described above.

●

As the Company engaged a valuation specialist to assist in their review for impairment, we evaluated the valuation specialist’s knowledge, skills and abilities as well as the relationship of the valuation specialist with the Company and whether there were circumstances that might impair the specialist’s objectivity.

●	We tested the data used by the Company and their valuation specialist in the impairment analysis for completeness and accuracy.

●

We involved a valuation specialist to assist in evaluating the reasonableness of the methodologies applied and significant assumptions utilized by the Company’s valuation specialist by comparing them to current industry and economic trends, relevant market information, and other applicable sources.

●

In addition, we evaluated the reasonableness of the forecasted cash flows used in the Company’s valuation specialist’s report by comparing the forecasted operating income before depreciation and amortization to historical actual results and evaluated significant variances.

/s/ HORNE LLP

We have served as the Company's auditor since 2023.

Ridgeland, Mississippi

March 27, 2025

HG HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2024 and 2023

(in thousands, except per share and share amounts)

	December 31,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$12,145	$10,247
Restricted cash	8,264	7,505
Investments
Fixed income securities, held-to-maturity	1,000	3,122
Investments in limited partnerships	2,183	1,280
Investments in related parties	10,073	10,834
Accounts receivable	263	136
Interest and dividend receivables	19	293
Prepaid expenses	288	223
Property, plant and equipment, net	62	120
Lease assets	611	582
Goodwill	6,492	6,492
Intangible assets, net	193	267
Other assets	575	803
Total assets	$42,168	$41,904

LIABILITIES
Accounts payable	$106	$400
Accrued salaries, wages and benefits	496	350
Escrow liabilities	8,110	7,454
Other accrued expenses	360	344
Reserve for title claims	637	313
Lease liabilities	616	590
Other liabilities	35	32
Total liabilities	10,360	9,483

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 35,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 2,813,214 and 2,861,547 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	52	53
Additional paid-in capital	30,491	30,491
Retained earnings	1,413	1,894
Total stockholders’ equity	31,956	32,438
Noncontrolling interests	(148)	(17)
Total equity	31,808	32,421
Total liabilities and stockholders’ equity	$42,168	$41,904

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2024 and 2023

(in thousands, except per share and share amounts)

	2024	2023

Revenues:
Net premiums written	$6,009	$6,248
Escrow and other title fees	2,501	2,605
Management fees	3,003	2,255
Total revenues	11,513	11,108

Cost of revenues:
Underwriting expenses	205	279
Provision for title claim losses	328	174
Search and other fees	62	122
Total cost of revenues	595	575

Gross underwriting profit	10,918	10,533

Operating expenses:
General and administrative expenses	(12,579)	(12,992)

Other income/expenses:
Net investment income	1,058	1,765
Other income (expense), net	1,151	(82)
Loss from investments in related parties, net	(815)	(132)

Loss from operations before income taxes	(267)	(908)

Income tax (benefit) expense	(18)	45

Net loss	(249)	(953)
Net loss attributable to noncontrolling interests	(10)	(131)
Net loss attributable to the Company's shareholders	$(239)	$(822)

Basic and diluted per share net loss attributable to the Company's shareholders:
Basic	$(0.08)	$(0.29)
Diluted	$(0.08)	$(0.29)

Weighted average shares outstanding:
Basic	2,833	2,867
Diluted	2,833	2,867

The accompanying notes are an integral part

of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2024 and 2023

(in thousands)

			Additional	Retained
	Common Stock		Paid-in	Earnings	Noncontrolling
	Shares	Common Stock	Capital	(Deficit)	Interest	Total

Balance at January 1, 2023	2,870	$54	$30,491	$2,777	$104	33,426

Net loss	-	-	-	(822)	(131)	(953)
Issuance of noncontrolling interest(1)	-	-	-	-	10	10
Repurchase of common stock	(8)	(1)	-	(61)	-	(62)

Balance at December 31, 2023	2,862	$53	$30,491	$1,894	$(17)	$32,421

Net loss	-	-	-	(239)	(10)	(249)
Distribution of noncontrolling interest	-	-	-	-	(121)	(121)
Repurchase of common stock	(49)	(1)	-	(242)	-	(243)

Balance at December 31, 2024	2,813	$52	$30,491	$1,413	$(148)	$31,808
1.

In July 2023, the Company completed its capitalization of Omega National Title of Florida, LLC and Omega National Title of Pensacola, LLC, in which Omega National Title Agency, LLC, a consolidated subsidiary of the Company, now owns 51% of the membership interests. The Company has controlling financial interests in these entities and has consolidated the results of these subsidiaries in its consolidated financial statements.

The accompanying notes are an integral part

of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2024 and 2023

(in thousands)

	2024	2023

Cash flows from operating activities:
Net loss attributable to the Company's shareholders	$(239)	$(822)
Net loss attributable to noncontrolling interests	(10)	(131)
Net loss	(249)	(953)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation expense	59	87
Amortization expense	74	75
Dividends on HC Realty common stock	-	86
Change in net asset value of investment in limited partnership	(363)	(280)
Amortization of premium and accretion of discount, net	(3)	(9)
Loss from investment in related parties	1,286	213
Changes in assets and liabilities:
Prepaid expenses	(65)	78
Accounts receivable	(127)	(30)
Lease assets	(29)	116
Interest and dividends receivables	274	42
Other assets	228	452
Accounts payable	(294)	233
Accrued salaries, wages, and benefits	146	181
Unearned premium reserve	-	(300)
Escrow liabilities	656	1,957
Reserve for title claims	324	26
Other accrued expenses	16	(181)
Lease liabilities	26	(113)
Other liabilities	2	3
Net cash provided by operating activities	1,961	1,683

Cash flows from investing activities:
Purchases of property, plant, and equipment	-	(51)
Purchases of investments	(775)	-
Purchases of investments in related parties	(525)	(33)
Proceeds from sale of investments	235	-
Proceeds from redemptions of fixed-income securities	2,125	1,200
Net cash provided by investing activities	1,060	1,116

Cash flows from financing activities:
Repurchase of common stock	(243)	(62)
(Distribution) issuance of non-controlling interest	(121)	10
Net cash used in financing activities	(364)	(52)

Net increase in cash and cash equivalents and restricted cash	2,657	2,747
Cash and cash equivalents and restricted cash at beginning of year	17,752	15,005
Cash and cash equivalents and restricted cash at end of year	$20,409	$17,752

Cash and cash equivalents	$12,145	$10,247
Restricted cash	8,264	7,505
Cash and cash equivalents and restricted cash	$20,409	$17,752

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

Restricted Cash

Restricted cash includes cash held in escrow under escrow agreements. Cash held by the Company in escrow was approximately $8.3 million and $7.5 million as of December 31, 2024 and 2023, respectively. The Company records an offsetting escrow liability reflecting that we are liable for the disposition of these escrowed funds.

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

Fixed income debt securities - The Company's fixed income debt portfolio consists of U.S. government and agency securities. Our fixed income securities are classified as held-to-maturity and are reported at amortized cost. The Company performs ongoing impairment evaluations of its fixed income securities, and we did not record any current expected credit losses ("CECL") during the years ended December 31, 2024 and 2023, as the U.S. government and agency securities are assumed to have no risk of non-payment.

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

Equity Method Investments - Investments in entities over which the Company exercises significant influence, but does not control, are accounted for using the equity method of accounting. Investments accounted for under the equity method of accounting are initially recorded at cost and the Company subsequently increases or decreases the investment by its proportionate share of the net income or loss and other comprehensive income or loss of the investee. For purposes of this assessment, the Company considers the investee’s cash position, liquidity, earnings and revenue outlook, equity position, and ownership, among other factors, in its review. If management’s assessment indicates that an impairment exists, the Company estimates the fair value of the equity method investment and recognizes in current earnings an impairment loss that is equal to the difference between the fair value of the equity method investment and its carrying amount.

Other Investments in Related Parties - Investments in which the Company does not exercise significant influence over the investee and that do not have readily determinable fair values, are accounted for under the measurement alternative - cost, less impairment, adjusted for any observable price changes, when available. The Company reviews its equity securities without readily determinable fair values on a regular basis to determine if the investment is impaired. For purposes of this assessment, the Company considers the investee’s cash position, liquidity, earnings and revenue outlook, equity position, and ownership, among other factors, in its review. If management’s assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in current earnings an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount.

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

Noncontrolling interests

The Company consolidates the results of entities in which it has a controlling financial interest. Noncontrolling interests are presented as a separate line within stockholders’ equity in the Consolidated Balance Sheets. The Company presents the portion of net loss attributable to noncontrolling interests as a separate line within the Consolidated Statements of Operations.

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

For our annual goodwill impairment test, we utilize two approaches to value goodwill: the income approach, which converts future estimates of cash flows by reporting unit to a single (discounted) current value, and the market approach, which uses publicly available peer data to estimate value of the reporting unit. The valuation techniques performed in our quantitative analysis make use of our estimates and assumptions related to revenue and operating margin growth rates, future market conditions, determination of market multiples and comparative companies, and determination of risk-adjusted discount rates. In performing our analysis, we make assumptions and apply judgments to estimate industry economic factors and the future profitability of our businesses. Based on our quantitative annual valuations as of December 31, 2024 and 2023, we have concluded that there was no impairment of goodwill.

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

Variable lease payments are not capitalized and are recorded as lease expense when incurred. Operating leases with initial terms of 12 months or less (short-term leases), which are not reasonably certain to be extended at the commencement date, are not capitalized on the balance sheet. For further information on the Company’s leasing arrangements see Note 12, Commitments and Contingencies.

Property, Plant and Equipment

Depreciation of property, plant and equipment is computed using the straight-line method based upon the estimated useful lives. Depreciation expense is included in operating expenses in the Consolidated Statements of Operations. Maintenance and repairs are charged to expense as incurred; renewals and betterments are capitalized. Assets are reviewed for possible impairment when events indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of property, plant and equipment, which could result in impairment charges in future periods. Our depreciation policy reflects judgments on the estimated useful lives of assets. No impairment losses on our long-lived assets were recognized during the years ended  December 31, 2024 and 2023.

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

Earnings per Share of Common Stock

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per share includes any dilutive effect of outstanding stock options and restricted stock, if any, calculated using the treasury stock method. As of December 31, 2024 and 2023, there were no stock options or restricted stock outstanding.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), that requires public entities to provide enhanced segment disclosures, including significant segment expenses and other segment items. The amendment is effective for public entities for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The Company has adopted ASU 2023-07 for the 2024 annual reporting period and applied it retrospectively to all periods presented. The updated guidance did not have a material impact on the Company's consolidated financial statements except for the disclosure requirements provided in Note 8, Segment Information.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires public business entities to disclose disaggregated information about certain income statement expenses, including categories such as employee compensation, intangible asset amortization and depreciation, and selling expense, in the notes to the financial statements. Public business entities are required to apply the guidance prospectively and may apply it retrospectively. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impacts of this standard on our tax disclosures and is not planning to early adopt.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, that requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and provide more details about the reconciling items in some categories if items meet a quantitative threshold. The guidance will require all entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance makes several other changes to the disclosure requirements. All entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The amendment is effective for public entities for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impacts of this standard on our tax disclosures and is not planning to early adopt.

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

Capital and surplus on a statutory basis was $7.3 million as of December 31, 2024, compared to $6.4 million as of December 31, 2023 and exceeded the minimum of $3.0 million required by the State of Florida for title insurance companies. The maximum amount of dividends which can be paid by State of Florida insurance companies to shareholders without prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus. Cash dividends may only be paid out of accumulated surplus funds derived from net operating profits and realized capital gains not exceeding 10% of such surplus in any one year, although there are no restrictions on cash dividend payments out of profits and gains derived during the immediately preceding year. During the years ended December 31, 2024 and 2023, no dividends were paid from NCTIC to the Company.

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

As of December 31, 2024, the Company owns approximately 28.0% of the voting interest in HC Realty through its ownership of 250 shares of HC Common Stock and 1,025,000 shares of HC Series B Stock.

The following table summarizes the Company’s investment in HC Realty as of the years ended  December 31, 2024 and 2023 (amounts in thousands, except ratios):

	Ownership %		Carrying Value		Loss recorded in the Consolidated Statements of Operations (b)
					For the	For the
	As of	As of	As of	As of	Year Ended	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023

HC Series B Stock (a)	27.9%	26.3%	$9,256	$10,250	$(994)	$-
HC Common Stock	0.1%	1.1%	9	301	(292)	(213)
Total	28.0%	27.4%	$9,265	$10,551	$(1,286)	$(213)

(a)	Represents investments in shares of HC Series B Stock with an original basis of $10.25 million. Each share of HC Series B Stock has voting rights on an as converted basis and can be converted into shares of HC Common Stock at a conversion ratio equal to $10.00 per share divided by the lesser of $9.10 per share or the fair market value per share of HC Common Stock, subject to adjustment upon the occurrence of certain events.
(b)

Loss from these investments is included in “Loss from investments in related parties, net” in the Consolidated Statements of Operations. Since HC Realty is a REIT and not a taxable entity, the loss is not reported net of taxes.

The Company’s investment in HC Common Stock is accounted for under the equity method of accounting as the Company has concluded it has a significant influence over the investee. The HC Series B Stock is not deemed to be in-substance common stock and is accounted for under the cost adjusted for market observable events less impairment method. Both investments in HC Common Stock and HC Series B Stock are evaluated quarterly for impairment. During the years ended December 31, 2024 and 2023, the Company recognized an impairment of HC Series B Stock of $994,000 and $0, respectively. During the years ended  December 31, 2024 and 2023, the Company recognized an impairment of HC Common Stock of $260,000 and $0, respectively.

As a result of the Company’s holding in HC Realty, the Company includes the following summarized income statement information of HC Realty for the years ended December 31, 2024 and 2023 (in thousands):

	For the Year Ended
	December 31, 2024	December 31, 2023

Total revenue	$21,260	$20,878
Total expense	39,706	33,858
Net loss	$(18,446)	$(12,980)

The Company’s other investments in related parties were $808,000 and $283,000 as of December 31, 2024 and December 31, 2023, respectively, and include investments in limited liability companies and corporations. These investments do not meet the criteria for accounting under the equity method and are accounted for under the cost adjusted for market observable events less impairment method. As of December 31, 2024, the Company had total receivables and payables from related parties of $3,000 and $136,000, respectively. As of December 31, 2023, the Company had total receivables and payables from these related parties of $27,000 and $73,000, respectively. During the years ended December 31, 2024 and 2023, the Company received $465,000 and $81,000, respectively, of distributions from the related party investees, which are included in “Loss from investments in related parties, net” in the Consolidated Statements of Operations.

4.         Investments

The following table details investments by major investment category, other than investments in related parties, at December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024		December 31, 2023
		Cost/Amortized		Cost/Amortized
	Fair Value	Cost, Net	Fair Value	Cost, Net
U.S. government and agency securities, held-to-maturity (1)	$1,000	$1,000	$3,086	$3,122
Investment in limited partnership (2)	2,183	2,183	1,280	1,280
Total investments	$3,183	$3,183	$4,366	$4,402
1.	Our held-to-maturity investment portfolio is reported at amortized cost, net of valuation allowance. All securities within the portfolio are rated AA+ by Standard & Poor’s Rating Services (“S&P”).
2.

As of December 31, 2024, there are no unfunded commitments related to the investment in limited partnership. This limited partnership invests in property catastrophe risk through customized reinsurance solutions. The underlying assets of the limited partnership are one year or less in duration and the Company’s proceeds may be redeemed or reinvested annually for each tranche. Changes in net asset value of the investment in limited partnership are included in "Net investment income" on the Company’s Consolidated Statements of Operations.

Held-to-Maturity

The following tables provide the amortized cost, gross unrealized investment gains (losses), and fair value of the Company’s held-to-maturity securities as of December 31, 2024 and December 31, 2023 (in thousands):

December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities, held-to-maturity	$1,000	$-	$-	$1,000

December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Costs	Gains	Losses	Fair Value
U.S. government and agency securities, held-to-maturity	$3,122	$-	$(36)	$3,086

The table below summarizes our fixed income securities at December 31, 2024 (dollars in thousands) by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturities of those obligations.

	Amortized	Percent of		Percent
	Cost	Total	Fair Value	of Total
Due in one year or less	1,000	100.0%	$1,000	100.0%
Due after one year through five years	-	-%	-	-%
Due after five years through ten years	-	-%	-	-%
Due after ten years	-	-%	-	-%
Total	$1,000	100.0%	$1,000	100.0%

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

Our fixed income securities are classified as held-to-maturity and are reported at amortized cost as of December 31, 2024 and 2023. The Company performs ongoing impairment evaluations, and we did not record any CECL during the years ended December 31, 2024 and 2023, as U.S. government and agency securities are assumed to have no risk of non-payment.

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

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments not measured at fair value for which fair value is disclosed as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
				Total	Carrying
	Level 1	Level 2	Level 3	Fair Value	Value
U.S. government and agency securities, held-to-maturity	$-	$1,000	$-	$1,000	$1,000

	December 31, 2023
				Total	Carrying
	Level 1	Level 2	Level 3	Fair Value	Value
U.S. government and agency securities, held-to-maturity	$-	$3,086	$-	$3,086	$3,122

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

Net investment income

Net investment income for the years ended December 31, 2024 and 2023 is detailed below (in thousands):

	For the Year Ended
	December 31, 2024	December 31, 2023

Interest on:
Cash equivalents	$337	$266
Fixed income securities	102	194
Dividends on investment in HC Series B Stock	256	1,025
Change in NAV of investment in limited partnership	363	280
Net investment income	$1,058	$1,765

5.         Property, Plant and Equipment

The table below sets forth the depreciable lives and the value of the Company’s property, plant and equipment, net, as of the years ended December 31, 2024 and 2023:

		As of	As of
	Depreciable	December 31,	December 31,
	lives	2024	2023
	(in years)	(in thousands)	(in thousands)
Computers and equipment	3 to 7	$13	$13
Furniture and fixtures	5 to 7	423	423
Property, plant and equipment, at cost		$436	$436
Less accumulated depreciation		374	316
Property, plant and equipment, net		$62	$120

6.         Reserve for Title Claims

NCTIC’s reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported. Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through December 31, 2024. We continually update loss reserve estimates as new information becomes known, new loss patterns emerge or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses. Due to the uncertainty inherent in the process and to the judgment used by management, the ultimate liability may be greater or less than our current reserves. If actual claims loss development varies from what is currently expected and is not offset by other factors, it is possible that additional reserve adjustments may be required in future periods in order to maintain our recorded reserve within a reasonable range of our actuary's central estimate.

A reconciliation of the activity in the reserves account for the years ended  December 31, 2024 and 2023 is as follows (in thousands):

	For the Year	For the Year
	Ended	Ended
	December 31, 2024	December 31, 2023
Beginning reserves	$313	$287

Provision for claims related to:
Current year	219	180
Prior years	109	(6)
Total provision for claim losses	328	174

Claims paid related to:
Current year	-	-
Prior years	(4)	(148)
Total title claims paid	(4)	(148)

Ending reserve for title claims	$637	$313

A summary of the Company’s loss reserves at  December 31, 2024 and 2023 is as follows (in thousands):

	As of	As of
	December 31, 2024	December 31, 2023
Known title claims	$114	$8
IBNR title claims	523	305
Total title claims	637	313
Non-title claims	-	-
Total reserve for title claims	$637	$313

7.          Reinsurance

Reinsurance obtained from other insurance companies

Certain premiums and benefits at NCTIC are ceded to other insurance companies under reinsurance agreements. The reinsurance agreements provide NCTIC with increased capacity to write more risk and maintain its exposure to loss within its capital resources. For the years ended December 31, 2024 and 2023, NCTIC's reinsurance program consisted of excess of loss reinsurance treaties. The following is a summary of the reinsurance coverage.

Effective January 1, 2024, NCTIC entered into a per risk excess of loss reinsurance agreement that provided coverage of $4.0 million in excess of $1.0 million on each and every risk. The contract allowed for one full reinstatement without additional premium. This per risk agreement was shared with other non-affiliated companies. Each company paid its share of the reinsurance cost based on separate company earned premiums. The agreement expired  December 31, 2024.

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

NCTIC’s reinsured risks are treated, to the extent of reinsurance, as though they are risks for which the Company is not liable. However, NCTIC remains contingently liable in the event its reinsurers do not meet their obligations under these reinsurance contracts. NCTIC uses a broker to place its reinsurance through Lloyd’s syndicates, a group of underwriters who work together to provide insurance coverage for a variety of risks. Chaucer Syndicates Ltd. (“Chaucer Syndicates”) and Beazley Syndicate (“Beazley”) are each 50% participants in the Lloyd’s syndicate. As such, NCTIC has a concentration of reinsurance risk with these third-party reinsurers that could have a material impact on NCTIC’s financial position in the event that either of these reinsurers fail to perform their obligations under the reinsurance treaty. As of December 31, 2024, Chaucer Syndicates was rated A (excellent) by A.M. Best, A+ (strong) by Standard & Poor’s and AA- (very strong) by Fitch. Beazley was rated A+ (superior) by A.M. Best, AA- (very strong) by Standard & Poor’s and AA- (very strong) by Fitch. The Company monitors the financial condition of individual reinsurers, risk concentration arising from similar activities as well as economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. Given the quality of the reinsurers, management believes this possibility to be remote. At December 31, 2024 and 2023, there were no reinsurance recoverables on paid claims or unpaid reserves.

The effects of reinsurance on the title premiums written and earned at NCTIC for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2024	2023
Direct title premiums	$4,408	$3,664
Ceded title premiums	(42)	(61)
Net title premiums(1)	$4,366	$3,603
1.	Net title premiums written disclosed in the table above is of NCTIC only and is included as part of the "Net premiums written" on the Consolidated Statements of Operations.

Reinsurance provided to other insurance companies

Effective July 1, 2022, the Company formed White Rock USA Cell 47 (the “Protected Cell”). The Protected Cell entered into an Excess Catastrophe Reinsurance Contract (the “Reinsurance Contract”) with Maison Insurance Company (“Maison”) effective July 1, 2022 to provide Maison catastrophic windstorm reinsurance protection in Texas insurance policies. The Reinsurance Contract provided $7.8 million of limit to Maison in excess of a $5 million retention. Maison paid the Protected Cell $6.63 million in reinsurance premiums for the term of the Reinsurance Contract, which terminated on December 31, 2022. During the contract period, Maison was ordered into liquidation by the State of Florida. Given that there were no covered losses that occurred in Texas during the term of the Reinsurance Contract, effective March 3, 2023, the Protected Cell and Maison entered into an agreement to commute any potential losses arising from the Reinsurance Contract.

The following is a reconciliation of total reinsurance premiums written to reinsurance premiums earned for the years ended  December 31, 2024 and 2023 (in thousands):

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2024	2023
Reinsurance premiums written	$-	$300
Increase in unearned premium reserves	-	-
Reinsurance premiums earned	$-	$300

The Company may actively look to provide reinsurance coverage to other carriers as future opportunities arise.

8.        Segment Information

The Company has four reportable segments: title insurance, real estate, reinsurance, and management advisory services. The Company's chief operating decision maker is Steven A. Hale II, Chief Executive Officer.

Title Insurance Segment

Our title insurance segment issues title insurance policies and provides title agency services on residential and commercial real estate transactions. This segment also provides closing and/or escrow services to facilitate real estate transactions.

Real Estate Segment

The real estate segment operates through a related party investment in HC Realty.

HC Realty is an internally-managed REIT focused on acquiring, financing, owning and managing build-to-suit or renovate-to-suit, single-tenant properties leased primarily to the U.S. government and administered by the U.S. General Services Administration or directly by the federal government agencies or sub-agencies occupying such properties.

As of December 31, 2024, the Company owns approximately 28.0% of the voting interest of HC Realty.

Reinsurance Segment

The Company previously engaged in providing another insurance company excess-of-loss reinsurance coverage related to catastrophic weather risk in Texas which expired on December 31, 2022. The Company did not have any reinsurance contracts in-force during the year ended  December 31, 2024; however, the Company may actively look to provide reinsurance coverage to other carriers as future opportunities arise.

Management Services Segment

The Company, through its wholly-owned subsidiary, HGMA, engages in providing management advisory services including the following:

Effective  January 1, 2024, the Company, through HGMA, was engaged to provide management advisory services to a related captive managing general agency, HP Managing Agency, LLC ("HPMA"), and its affiliates, including but not limited to general management, legal compliance, strategy services and review of potential acquisitions and transactions. The engagement was for twelve months from  January 1, 2024 through  December 31, 2024, for a monthly fee of $200,000. HPMA is a related party of the Company as it is controlled by Steven A. Hale II, who serves as our Chairman, Chief Executive Officer and Director.

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

Effective  April 1, 2023, the Company, through HGMA, was also engaged to provide management advisory services to a related reinsurance intermediary affiliated with HPMA. The services included legal entity formation, licensure, regulatory approval, and other general operational services to allow the intermediary to adequately perform its business functions. The engagement was initially for twelve months from  April 1, 2023 at a monthly fee of $50,000, and was renewed effective  April 1, 2024 for an additional nine months. The engagement expired in accordance with its terms on  December 31, 2024.

Corporate and Other is not considered a segment and includes certain corporate expenses and investment income. The Company's chief operating decision maker does not manage these results separately or allocate resources when considering these items and they are therefore excluded from our definition of segment income (loss).

The Company does not manage its assets by segment; accordingly, total assets are not allocated to the segments.

Provided below is selected financial information about the Company’s operations by segment for the year ended December 31, 2024 (in thousands):

	Title	Real		Management Advisory	Corporate
	Insurance	Estate	Reinsurance	Services	and Other	Total
Insurance and other services revenue	$8,510	$-	$-	$3,003	$-	$11,513

Cost of revenues:
Underwriting expenses	(205)	-	-	-	-	(205)
Provision for title claim losses	(328)	-	-	-	-	(328)
Search and other fees	(62)	-	-	-	-	(62)
Total cost of revenue	(595)	-	-	-	-	(595)

Gross profit	7,915	-	-	3,003	-	10,918

Operating expenses:
Personnel costs	(6,505)	-	-	(627)	(728)	(7,860)
Other operating expense (1)	(3,499)	-	-	(42)	(1,045)	(4,586)
Amortization and depreciation	(131)	-	-	-	(2)	(133)
Total operating expense	(10,135)	-	-	(669)	(1,775)	(12,579)
Other income/(expense), net	280	(1,024)	-	-	2,138	1,394
(Loss) income before income taxes	$(1,940)	$(1,024)	$-	$2,334	$363	$(267)

Goodwill and intangible assets (2)	$6,685	$-	$-	$-	$-	$6,685
(1)	Other operating expense primarily consist of rent and other occupancy expenses, software and equipment expense, corporate insurance and other regulatory and professional fees.
(2)	The Company does not allocate its assets by segment, with the exception of Goodwill and Intangible assets.

Provided below is selected financial information about the Company’s operations by segment for the year ended December 31, 2023 (in thousands):

	Title	Real		Management Advisory	Corporate
	Insurance	Estate	Reinsurance	Services	and Other	Total
Insurance and other services revenue	$8,553	$-	$300	$2,255	$-	$11,108

Cost of revenues:
Underwriting expenses	(279)	-	-	-	-	(279)
Provision for title claim losses	(174)	-	-	-	-	(174)
Search and other fees	(122)	-	-	-	-	(122)
Total cost of revenue	(575)	-	-	-	-	(575)

Gross profit	7,978	-	300	2,255	-	10,533

Operating expenses:
Personnel costs	(7,111)	-	-	(841)	(287)	(8,239)
Other operating expense (1)	(3,568)	-	-	-	(1,024)	(4,592)
Amortization and depreciation	(158)	-	-	-	(3)	(161)
Total operating expense	(10,837)	-	-	(841)	(1,314)	(12,992)
Other income, net	237	812	-	-	502	1,551
(Loss) income before income taxes	$(2,622)	$812	$300	$1,414	$(812)	$(908)

Goodwill and intangible assets (2)	$6,759	$-	$-	$-	$-	$6,759
(1)	Other operating expense primarily consist of rent and other occupancy expenses, software and equipment expense, corporate insurance and other regulatory and professional fees.
(2)	The Company does not allocate its assets by segment, with the exception of Goodwill and Intangible assets.

There were no major customers contributing more than 10% of revenue, aside from HPMA, as noted above, for the years ended December 31, 2024 and 2023.

9.         Income Taxes

The provision for income tax (benefit) expense is as follows for the years ended December 31, 2024 and December 31, 2023 (in thousands):

	For the Year	For the Year
	Ended	Ended
	December 31, 2024	December 31, 2023
Current:
Federal	$-	$-
State	(18)	45
Total current tax expense	(18)	45
Deferred:
Federal	-	-
State	-	-
Total deferred tax expense	-	-
Income tax expense	$(18)	$45

A reconciliation of the income tax provision to that computed by applying the statutory federal income tax rate to the income before provision for income taxes is as follows for the years ended December 31, 2024 and December 31, 2023 (in thousands):

	For the Year	For the Year
	Ended	Ended
	December 31, 2024	December 31, 2023
Tax computed at statutory rate	$(56)	$(191)

State income taxes, net of federal benefit	(159)	45
Permanent differences	-	4
Excluded entities	157	(75)
Prior period accrual adjustment	-	(598)
Change in valuation allowance	40	878
Other	-	(18)
Income tax (benefit) expense	$(18)	$45

The components of the Company's net deferred tax asset (liability) at December 31, 2024 and 2023 follows (in thousands):

	At	At
	December 31, 2024	December 31, 2023
Deferred tax assets:
Equity method investment	$560	$448
Goodwill	-	916
Right of use asset	52	148
Other accrued expenses	12	22
Notes receivable fair value adjustment	-	708
Capital loss carryforward	12	11
Bad debt expense	9	-
Net operating loss	9,232	7,582
Impairment loss	256	-
Gross deferred tax assets	10,133	9,835

Deferred tax liabilities:
Property, plant, and equipment	(1)	(24)
Non-taxable dividends	(730)	(664)
Lease liability	(52)	(150)
Gain on remeasurement of acquisition	(843)	(847)
Pass-through activity	(212)	-
Other	(14)	-
Gross deferred tax liabilities	(1,852)	(1,685)

Valuation allowance	(8,281)	(8,150)

Net deferred tax assets (liability)	$-	$-

The Company has U.S. federal net operating loss carryforwards of approximately $35.5 million which are available to reduce future taxable income. The federal net operating loss carryforwards will begin expiring in 2033. We have combined state net operating loss carryforwards of $56.7 million that will expire at various times beginning in 2033.

During 2024 and 2023, we recorded a non-cash credit to our valuation allowance of approximately $131,000 and $709,000, respectively, against our deferred tax assets. The primary assets which are covered by this valuation allowance are employee benefits and net operating losses in excess of the amounts which can be carried back to prior periods. The valuation allowance was calculated in accordance with the provisions of ASC Topic 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Our results over the most recent years were heavily affected by challenging conditions within the real estate market. Our cumulative loss during recent years represents sufficient negative evidence to require a valuation allowance. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal, resulting in no deferred tax asset balance being recognized. Should we determine that we will not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

The unrecognized tax benefits activity for the years ended  December 31, 2024 and 2023 follows (in thousands):

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2024	2023
Unrecognized tax benefits balance at January 1	$31	$31
Gross decrease in tax positions of prior years	-	-
Unrecognized tax benefits balance at December 31	$31	$31

Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $31,000 at both December 31, 2024 and 2023. The 2018 through 2023 tax years remain open to examination by major taxing jurisdictions.

10.         Stockholders’ Equity and Earnings Per Share

Basic earnings per share of common stock are based upon the weighted average shares outstanding. Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (in thousands):

	As of the	As of the
	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Weighted average shares outstanding for basic calculation	2,833	2,867
Dilutive effect of restricted stock	-	-
Weighted average shares outstanding for diluted calculation	2,833	2,867

For the years ended  December 31, 2024 and 2023, there were no stock options or restricted stock awards outstanding.

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

On  May 14, 2024, the Board authorized the repurchase of up to $1.5 million of shares of the Company’s common stock (the “2024 Repurchase Program”) and discontinued the 2022 Repurchase Program. The authorization does not obligate the Company to acquire a specific number of shares during any period and does not have an expiration date. Repurchases under the 2024 Repurchase Program  may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as the authorized officers of the Company determine are in the best interests of the Company. Repurchases  may also be made under a plan adopted pursuant to Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

During the years ended December 31, 2024 and 2023, the Company repurchased 48,333 and 8,785 shares of common stock, respectively, at a weighted average price per share of $5.00 and $6.92, respectively. The total cost of shares repurchased, inclusive of fees and commissions, during the year ended December 31, 2024 was $243,000, or $5.02 per share. The total cost of shares repurchased, inclusive of fees and commissions, during the year ended December 31, 2023 was $62,000, or $6.94 per share. Shares of common stock repurchased by the Company during these periods were retired.

In addition to common stock, authorized capital includes 1,000,000 shares of “blank check” preferred stock. None were outstanding during the years ended December 31, 2024 and 2023. The Board is authorized to issue such stock in series and to fix the designation, powers, preferences, rights, limitations and restrictions with respect to any series of such shares. Such “blank check” preferred stock may rank prior to common stock as to dividend rights, liquidation preferences or both, may have full or limited voting rights and may be convertible into shares of common stock.

11.         Goodwill and Intangible Assets

Goodwill

The Company historically recognized $4.5 million in goodwill as the result of the acquisition of the membership interest in TAV on September 1, 2021, and an additional $2.0 million in goodwill as a result of the business combination with Omega Title Florida, LLC on August 1, 2022. The fair value of goodwill as of the date of these acquisitions was principally based on Level 3 inputs, such as values obtained from public and private market comparisons. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company did not record any goodwill impairment losses during the years ended December 31, 2024 and 2023. The Company’s goodwill is allocated to the Title Insurance Segment. See Part I, Item 1, Business included in this Annual Report on Form 10-K for a description of the Company’s segments and Note 8, Segment Information for allocation of assets to the Company’s segments.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on our Consolidated Balance Sheets at December 31, 2024 and 2023 (in thousands):

	As of	As of
	December 31, 2024	December 31, 2023
Intangible assets subject to amortization	$193	$267
Total	$193	$267

Intangible assets subject to amortization consisted of the following as of December 31, 2024 (dollars in thousands):

	Weighted-
	average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Noncompetition agreement	2.6	$372	$(179)	$193
Total	2.6	$372	$(179)	$193

No impairment in the value of amortizing intangible assets was recognized during the years ended December 31, 2024 and 2023. Amortization expense of the intangible assets was $74,000 and $75,000, respectively, in each of the years ended December 31, 2024 and 2023.

Estimated amortization expense of our intangible assets to be recognized by the Company for the next five years is as follows (in thousands):

Estimated
Year ending December 31,	Amortization Expense
2025	$74
2026	74
2027	45
2028	-
2029	-
Total	$193

12.         Commitments and Contingencies

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

Litigation

The Company’s subsidiaries are parties to legal actions incidental to their business. As of December 31, 2024, management believed that the resolution of these matters would not materially affect our financial condition or results of operations.

Omega Litigation

During the fourth quarter of 2024, one of the Company’s subsidiaries, Omega, was served with litigation in the Circuit Court in and for Charlotte County, Florida. The case, instituted by ABL RPC Residential Credit Acquisition, LLC is a mortgage foreclosure action filed against multiple parties including the borrower, the current UCC lien holder, the current owners of the collateralized properties, and unknown tenants of the properties (collectively “Defendants”). Two of the Defendants, 760 Anatalya Holding LLC and 562 Monaco Holding LLC (“Anatalya and Monaco”), through their majority owners, filed Affirmative Defenses and Counter Claims in the foreclosure action alleging a count of negligence against Omega and naming Omega as a Third-Party Defendant. Anatalya and Monaco allege that Omega was negligent in conducting the closing of the mortgage transaction when Omega allowed the Manager of Anatalya and Monaco to execute all documents on their behalf including deeds transferring the properties into the name of the borrowing entity. Omega has retained outside counsel. The Company believes it is unlikely that the case will result in a material adverse effect on the Company's consolidated financial statements.

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

Zaske Omega Litigation

On  April 18, 2024, one of the Company’s subsidiaries, Omega, was served with litigation in the Circuit Court in and for Broward County, Florida. The case, instituted by Thomas Zaske and Patty Sczygiel (collectively "Plaintiffs") alleges that Omega was negligent and breached its fiduciary duty in the process of conducting a closing on certain real estate. Further, Plaintiffs maintained that Omega, and a non-affiliated co-defendant in the matter, fraudulently concealed certain past transactions of a similar nature not involving the Plaintiffs. Omega entered into a settlement agreement to resolve all counts against Omega effective  September 11, 2024. The monetary amount conveyed under the settlement agreement did not result in a material adverse effect to the Company’s consolidated financial statements.

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

On July 27, 2023, FNU and HGMA, amongst other parties, entered into a settlement agreement (the “Settlement Agreement”) addressing both claims identified herein. In the Settlement Agreement, FNU and HGMA agreed that the cumulative amount allowed for both proofs of claims was $1,109,771. This recoverable has been collected under the Settlement Agreement as of December 31, 2024 and included in Other income (expense), net on the Company's Consolidated Statements of Operations.

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

Our operating leases range in term from one to five years. As of December 31, 2024 and 2023, the weighted-average remaining lease term of our operating leases was 2.1 years and 2.2 years, respectively.

The Company’s lease agreements do not contain material variable lease payments, buyout options, residual value guarantees or restrictive covenants.

Most of the Company’s leases include one or more options to renew, with renewal terms that can extend the lease term by varying amounts. The exercise of lease renewal options is at our sole discretion. We do not include options to renew in our measurement of lease assets and lease liabilities as they are not considered reasonably assured of exercise as of December 31, 2024.

The lease liability is determined by discounting future lease payments using a discount rate based on the Company’s incremental borrowing rate for similar collateralized borrowing. The discount rate is calculated using estimates of capitalization rates and borrowing rates. As of December 31, 2024 and 2023, the weighted-average discount rate used to determine our operating lease liability was 6.0%.

Lease expense, including property taxes and routine maintenance, as well as rental expenses related to short term leases, was $995,000 and $978,000 for the years ended December 31, 2024 and 2023, respectively, and is reflected in general and administrative expense on the Consolidated Statements of Operations.

Future payments under operating lease arrangements accounted for under ASC 842 as of December 31, 2024 are as follows (in thousands):

2025	$333
2026	248
2027	74
2028	0
Total lease payments, undiscounted	$655
Less: present value discount	39
Lease liabilities, at present value	$616

The above table does not include future minimum rental commitments of one lease that has not yet commenced as of December 31, 2024. The minimum rental commitment over the duration of this lease is approximately $140,000.