Form 10-Q
period 2025-03-31
HG Holdings, Inc.
filed 2025-05-14
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 12, 2025, there were 2,410,892 outstanding shares of common stock of HG Holdings, Inc., par value $0.02 per share.

true

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

HG HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Cash and cash equivalents	$13,260	$12,145
Restricted cash	11,850	8,264
Investments
Fixed income securities, held-to-maturity	-	1,000
Investments in limited partnerships	1,976	2,183
Investments in related parties	10,032	10,073
Accounts receivable	380	263
Interest and dividend receivables	-	19
Prepaid expenses	257	288
Property, plant and equipment, net	56	62
Lease assets	679	611
Goodwill	6,492	6,492
Intangible assets, net	174	193
Other assets	606	575
Total assets	$45,762	$42,168

LIABILITIES
Accounts payable	$120	$106
Accrued salaries, wages and benefits	658	496
Escrow liabilities	11,695	8,110
Other accrued expenses	413	360
Reserve for title claims	642	637
Lease liabilities	684	616
Other liabilities	18	35
Total liabilities	$14,230	$10,360

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 35,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 2,813,214 shares issued and outstanding as of March 31, 2025 and December 31, 2024	52	52
Additional paid-in capital	30,491	30,491
Retained earnings	1,156	1,413
Total stockholders’ equity	31,699	31,956
Noncontrolling interests	(167)	(148)
Total equity	31,532	31,808
Total liabilities and stockholders’ equity	$45,762	$42,168

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months
	Ended
	March 31,	March 31,
	2025	2024

Revenues:
Net premiums written	$1,388	$1,404
Escrow and other title fees	584	542
Management fees from related parties	750	753
Total revenues	2,722	2,699

Cost of revenues:
Underwriting expenses	56	71
Provision for title claim losses	17	37
Search and other fees	27	10
Total cost of revenues	100	118

Gross underwriting profit	2,622	2,581

Operating expenses:
General and administrative expenses	(3,171)	(3,081)

Other income/expenses:
Net investment income	32	423
Other income, net	32	3
Income from investments in related parties, net	204	135

(Loss) income from operations before income taxes	(281)	61

Income tax (benefit) expense	(5)	68

Net loss	(276)	(7)
Net loss attributable to noncontrolling interests	(19)	(27)
Net (loss) income attributable to the Company's shareholders	$(257)	$20

Basic and diluted per share net (loss) income attributable to the Company's shareholders:
Basic	$(0.09)	$0.01
Diluted	$(0.09)	$0.01

Weighted average shares outstanding:
Basic	2,813	2,862
Diluted	2,813	2,862

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

			Additional	Retained
	Common Stock		Paid-in	Earnings	Noncontrolling
	Shares	Common Stock	Capital	(Deficit)	Interest	Total

Balance at January 1, 2025	2,813	$52	$30,491	$1,413	$(148)	$31,808

Net loss	-	-	-	(257)	(19)	(276)

Balance at March 31, 2025	2,813	$52	$30,491	$1,156	$(167)	$31,532

Balance at January 1, 2024	2,862	$53	$30,491	$1,894	$(17)	$32,421

Net income (loss)	-	-	-	20	(27)	(7)
Distribution of noncontrolling interest	-	-	-	(18)	(35)	(53)

Balance at March 31, 2024	2,862	$53	$30,491	$1,896	$(79)	$32,361

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

Net (loss) income attributable to the Company's shareholders	$(257)	$20
Net loss attributable to noncontrolling interests	(19)	(27)
Net loss	(276)	(7)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation expense	6	22
Amortization expense	19	18
Dividends on HC Realty common stock	-	3
Change in net asset value of investment in limited partnership	62	42
Loss from investments in related parties	41	23
Changes in operating assets and liabilities:
Prepaid expenses	31	(30)
Accounts receivable	(117)	(68)
Lease assets	(68)	92
Interest and dividends receivable	19	10
Other assets	(31)	(12)
Accounts payable	14	(229)
Accrued salaries, wages, and benefits	162	196
Escrow liabilities	3,585	4,634
Reserve for title claims	5	37
Other accrued expenses	53	86
Lease liabilities	68	(90)
Other liabilities	(17)	(1)
Net cash provided by operating activities	3,556	4,726

Cash flows from investing activities:
Proceeds from redemptions of fixed-income securities	1,000	-
Proceeds from sale of investments	145	-
Net cash provided by investing activities	1,145	-

Cash flows from financing activities:
Subsidiary distributions paid to non-controlling interest shareholders	-	(53)
Net cash used in financing activities	-	(53)

Net increase in cash and cash equivalents and restricted cash	4,701	4,673
Cash and cash equivalents and restricted cash at beginning of period	20,409	17,752
Cash and cash equivalents and restricted cash at end of period	$25,110	$22,425

Cash and cash equivalents	$13,260	$10,284
Restricted cash	11,850	12,141
Cash and cash equivalents and restricted cash	$25,110	$22,425

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation and Nature of Operations

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. However, the Company (as defined below) believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. In addition, the year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. In the opinion of management of the Company, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Operating results for the interim periods reported herein may not be indicative of the results expected for the year. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s latest Annual Report on Form 10-K filed with the SEC on March 27, 2025 (the “2024 Form 10-K”).

HG Holdings, Inc. (together with its consolidated subsidiaries, the “Company,” “we,” “us,” “our,” “it,” and “its”), operates through its subsidiaries, National Consumer Title Insurance Company (“NCTIC”), National Consumer Title Group, LLC (“NCTG”), Title Agency Ventures, LLC (“TAV”), HG Managing Agency, LLC (“HGMA”), Omega National Title Agency, LLC (“ONTA” or “Omega”), Omega National Title of Florida, LLC (“ONF”) and Omega National Title of Pensacola, LLC (“ONP”), and through an affiliated investment in HC Government Realty Trust, Inc., a Maryland corporation (“HC Realty”).

Description of the Business

Effective January 1, 2025, the Company changed its reportable segments to: (i) Title Insurance and (ii) Corporate and Other. The Corporate and Other segment is comprised of activity previously presented in Real Estate, Reinsurance and Management Advisory Services segments. This reflects the changes in the business mix and the manner in which management monitors the performance of its operations. The change in reportable segments had no impact on the Company’s historical consolidated financial positions, results of operations or cash flows as previously reported. Where applicable, all prior periods presented have been revised to conform to this new presentation.

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

Corporate and Other

The Corporate and Other segment contains results of management advisory services and other investment activity, not related to title insurance.

The Company, through its wholly-owned subsidiary, HGMA, engages in providing various management advisory services such as legal entity formation, licensure, regulatory approval, assumption of policies, and other general operational services.

Effective January 1, 2024, the Company, through HGMA, was engaged to provide management advisory services to a related captive managing general agency, HP Managing Agency, LLC ("HPMA"), and its affiliates, including but not limited to general management, legal compliance, strategy services and review of potential acquisitions and transactions. The engagement was initially for twelve months from January 1, 2024 through December 31, 2024, for a monthly fee of $200,000, and has been renewed effective January 1, 2025 for an additional six months. HPMA is a related party of the Company as it is controlled by Steven A. Hale II, who serves as our Chairman, Chief Executive Officer and Director.

Effective April 1, 2023, the Company, through HGMA, was also engaged to provide management advisory services to a related reinsurance intermediary affiliated with HPMA. The services include legal entity formation, licensure, regulatory approval, and other general operational services to allow the intermediary to adequately perform its business functions. The engagement was initially for twelve months from April 1, 2023 through March 31, 2024, for a monthly fee of $50,000, and was renewed effective April 1, 2024 for an additional nine months, as well as effective January 1, 2025 for an additional six months.

On April 21, 2025, the Company entered into a Master Services Agreement, effective June 1, 2025, with HP Risk Solutions, LLC (“HP Risk”), a wholly-owned subsidiary of HP Holding Company, LLC, which is wholly owned by certain affiliates of Mr. Hale, pursuant to which the Company will provide certain managerial and operational services to HP Risk for consideration from HP Risk of $6 million per year over the course of three years (the “Services Agreement”). For additional information regarding the Services Agreement, refer to Note 13, Subsequent Events.

Additionally, the Company owns 250 shares of HC Realty’s Common Stock (the “HC Common Stock”) and 1,025,000 shares of HC Realty’s 10.00% Series B Cumulative Convertible Preferred Stock (the “HC Series B Stock”). As of March 31, 2025, the Company owns approximately 28.0% of the voting interest of HC Realty. In June 2024, HC Realty effected a one (1) for one thousand two hundred (1,200) reverse stock split of its common stock, which resulted in a reduction in the number of our shares of HC Common Stock from 300,000 to 250.

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

2.	Significant Accounting Policies

During the three months ended March 31, 2025, there have been no material changes to the Company’s significant accounting policies as described in its 2024 Form 10-K.

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), that requires public entities to provide enhanced segment disclosures, including significant segment expenses and other segment items. The amendment was effective for public entities for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The Company has adopted ASU 2023-07 for the 2024 annual reporting period and applied it retrospectively to all periods presented. The updated guidance did not have a material impact on the Company's consolidated financial statements except for the disclosure requirements provided in Note 8, Segment Information.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, that requires public entities, on an annual basis, to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and provide more details about the reconciling items in some categories if items meet a quantitative threshold. The guidance will require all entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance makes several other changes to the disclosure requirements. All entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The amendment is effective for public entities for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impacts of this standard on our tax disclosures and is not planning to early adopt.

Reclassifications

Certain comparative figures have been reclassified to conform to the current quarter presentation.

3.	Investments in Related Parties

The following table summarizes the Company’s investment in HC Realty as of March 31, 2025 and  December 31, 2024 and for the three months ended March 31, 2025 and 2024 (amounts in thousands, except ratios):

					Loss recorded in the Consolidated
	Ownership %		Carrying Value		Statements of Operations (b)
					For the Three
					Months Ended
					March 31,
	March 31,	December 31,	March 31,	December 31,
	2025	2024	2025	2024	2025	2024

HC Series B Stock (a)	27.9%	27.9%	$9,215	$9,256	$(41)	$-
HC Common Stock	0.1%	0.1%	9	9	-	(26)
Total	28.0%	28.0%	$9,224	$9,265	$(41)	$(26)

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

(b)

Loss from these investments is included in “Income from investments in related parties, net” in the Unaudited Consolidated Statements of Operations. Since HC Realty is a REIT and not a taxable entity, the loss is not reported net of taxes.

The Company’s investment in HC Common Stock is accounted for under the equity method of accounting as the Company has concluded it has a significant influence over the investee. The HC Series B Stock is not deemed to be in-substance common stock and is accounted for under the cost adjusted for market observable events less impairment method. Both investments in HC Common Stock and HC Series B Stock are evaluated quarterly for impairment. During the three months ended March 31, 2025 and 2024, the Company did not recognize any impairment of HC Common Stock and recognized impairment of HC Series B Stock of $41,000 and $0, respectively.

As a result of the Company’s holding in HC Realty, the Company includes the following summarized income statement information of HC Realty for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months
	Ended
	March 31,	March 31,
	2025	2024
Total revenue	$5,340	$5,243
Total expense	8,320	8,713
Net loss	$(2,980)	$(3,470)

The Company’s other investments in related parties totaled $808,000 as of March 31, 2025 and December 31, 2024, and included investments in limited liability companies and corporations. These investments do not meet the criteria for accounting under the equity method and are accounted for under the cost adjusted for market observable events less impairment method. As of March 31, 2025, the Company had total receivables and payables from the related parties of $3,000 and $177,000, respectively. As of December 31, 2024, the Company had total receivables and payables from these related parties of $3,000 and $136,000, respectively. During the three-month periods ended March 31, 2025 and March 31, 2024, the Company received $245,000 and $161,000 of distributions from the related party investees, respectively, which are included in “Income from investments in related parties, net” in the Unaudited Consolidated Statements of Operations.

4.	Investments

The following table details investments by major investment category, other than investments in related parties, at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
		Cost/Amortized		Cost/Amortized
	Fair Value	Cost, Net	Fair Value	Cost, Net
U.S. government and agency securities, held-to-maturity (1)	$-	$-	$1,000	$1,000
Investment in limited partnership, at net asset value (2)	1,976	1,976	2,183	2,183
Total investments	$1,976	$1,976	$3,183	$3,183

(1)	The Company's portfolio of fixed-income securities fully matured prior to March 31, 2025. There were no unrealized gains or losses on fixed-income securities as of December 31, 2024.
(2)

As of March 31, 2025, there are no unfunded commitments related to the investment in limited partnership. This limited partnership invests in property catastrophe risk through customized reinsurance solutions. The underlying assets of the limited partnership are one year or less in duration and the Company’s proceeds may be redeemed or reinvested annually. Changes in net asset value of the investment in limited partnership are included in "Net investment income" on the Company’s Unaudited Consolidated Statements of Operations.

The Company's fixed-income securities portfolio was classified as held-to-maturity and reported at amortized cost as of December 31, 2024. The Company performed ongoing impairment evaluations, and did not record any current expected credit losses in previous periods as U.S. government and agency securities were assumed to have no risk of non-payment. The disclosed fair value of our fixed-income securities was calculated by a third-party pricing service. Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of proprietary models, produce valuation information in the form of a single fair value for individual fixed-income and other securities for which a fair value has been requested. The inputs used by the valuation service providers included, but were not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, liquidity spreads, currency rates and other information, as applicable. Credit and liquidity spreads are typically implied from completed transactions and transactions of comparable securities. Valuation service providers also use proprietary discounted cash flow models that are widely accepted in the financial services industry and similar to those used by other market participants to value the same financial information. The valuation models take into account, among other things, market observable information as of the measurement date, as described above, as well as the specific attributes of the security being valued, including its term, interest rate, credit rating, industry sector and, where applicable, collateral quality and other issue or issuer specific information. Executing valuation models effectively requires seasoned professional judgment and experience. The Company's fixed-income securities as of December 31, 2024 were classified as Level 2 in the fair value hierarchy.

The Company has elected the practical expedient for fair value for its investment in limited partnership which is estimated based on our share of the net asset value (“NAV”) of the limited partnership, as provided by the independent fund administrator. The Company’s share of the NAV represents the Company’s proportionate interest in the members’ equity of the limited partnership.

Net investment income

Net investment income for the three months ended March 31, 2025 and 2024 is detailed below (in thousands):

	For the Three Months Ended
	March 31, 2025	March 31, 2024

Interest on:
Cash equivalents	$93	$103
Fixed income securities	1	29
Dividends on investment in HC Series B Stock	-	256
Change in NAV of investment in limited partnership	(62)	36
Less: Investment expense	-	(1)
Net investment income	$32	$423

5.	Reserve for Title Claims

NCTIC’s reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through March 31, 2025. We continually update loss reserve estimates as new information becomes known, new loss patterns emerge or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses. Due to the uncertainty inherent in the process and to the judgment used by management, the ultimate liability may be greater or less than our current reserves. If actual claims loss development varies from what is currently expected and is not offset by other factors, it is possible that additional reserve adjustments may be required in future periods in order to maintain our recorded reserve within a reasonable range of our actuary's central estimate.

A reconciliation of the activity in the reserves account for the three-month periods ended March 31, 2025 and 2024 is as follows (in thousands):

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2025	March 31, 2024
Beginning Reserves	$637	$313

Provision for claims related to:
Current year	17	37
Prior years	-	-
Total provision for claim losses	17	37

Claims paid related to:
Current year	-	-
Prior years	(12)	-
Total title claims paid	(12)	-

Ending Reserves	$642	$350

At March 31, 2025, there were no reinsurance recoverables on paid claims or unpaid reserves.

For the three months ended March 31, 2025, there was no development of the net provision for claims attributable to insured events of the prior year as a result of estimation of the reserve for claims. Original estimates of ultimate loss exposures are decreased or increased as additional information becomes known during the adjustment process regarding individual claims.

A summary of the Company’s loss reserves at March 31, 2025 and December 31, 2024 is as follows (in thousands):

	As of March 31, 2025	As of December 31, 2024
Known title claims	$104	$114
IBNR title claims	538	523
Total title claims	642	637
Non-title claims	-	-
Total title claims reserves	$642	$637

6.	Reinsurance

Certain premiums and benefits at NCTIC are ceded to other insurance companies under various reinsurance agreements. The reinsurance agreements provide NCTIC with increased capacity to write more risk and maintain its exposure to loss within its capital resources. For the three-month periods ended March 31, 2025 and 2024, NCTIC's reinsurance program consisted of excess of loss reinsurance treaties. The following is a summary of the reinsurance coverage:

Effective January 1, 2025, NCTIC entered into a per risk excess of loss reinsurance agreement that provides coverage of $4,000,000 in excess of $1,000,000 on each and every risk. The contract allows for one full reinstatement without additional premium. This per risk agreement is shared with other non-affiliated companies. Each company pays its share of the reinsurance cost based on separate company earned premiums. The agreement expires December 31, 2025.

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

NCTIC’s reinsured risks are treated, to the extent of reinsurance, as though they are risks for which the Company is not liable. However, NCTIC remains contingently liable in the event its reinsurers do not meet their obligations under these reinsurance contracts. NCTIC uses a broker to place its reinsurance through Lloyd’s syndicates, a group of underwriters who work together to provide insurance coverage for a variety of risks. Chaucer Syndicates Ltd. (“Chaucer Syndicates”) and Beazley Syndicate (“Beazley”) are each 50% participants in the Lloyd’s syndicate. As such, NCTIC has a concentration of reinsurance risk with these third-party reinsurers that could have a material impact on NCTIC’s financial position in the event that either of these reinsurers fail to perform their obligations under the reinsurance treaty. As of March 31, 2025, Chaucer Syndicates was rated A (excellent) by A.M. Best, A+ (strong) by Standard &Poor's and AA- (very strong) by Fitch. Beazley was rated A+ (superior) by A.M. Best, AA- (very strong) by Standard & Poor's and AA- (very strong) by Fitch. The Company monitors the financial condition of individual reinsurers, risk concentration arising from similar activities as well as economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. Given the quality of the reinsurers, management believes this possibility to be remote. At March 31, 2025, there were no reinsurance recoverables on paid claims or unpaid reserves.

The effects of reinsurance on the title premiums written and earned at NCTIC for the three-month periods ended March 31, 2025 and 2024 are as follows (in thousands):

	Three Months
	Ended
	March 31,	March 31,
	2025	2024
Direct title premiums	$942	$1,249
Ceded title premiums	(13)	(10)

Net title premiums written (1)	$929	$1,239
(1)	Net title premiums written disclosed in the table above is of NCTIC only and is included as part of the "Net premiums written" on the Unaudited Consolidated Statements of Operations.

The Company did not have any written reinsurance contracts in-force during the three-month periods ended March 31, 2025 and 2024.

7.	Statutory Reporting and Requirements

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

NCTIC is subject to regulations and standards of the Florida Office of Insurance Regulation. These standards and regulations include a requirement that the insurance entities domiciled in the State of Florida maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid by the insurance entities to the parent company. As of March 31, 2025, NCTIC’s statutory surplus is $7.7 million and exceeded the minimum of $3.0 million required by the State of Florida for title insurance companies. The maximum amount of dividends which can be paid by State of Florida insurance companies to shareholders without prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus. Cash dividends may only be paid out of accumulated surplus funds derived from net operating profits and realized capital gains not exceeding 10% of such surplus in any one year, although there are no restrictions on cash dividend payments out of profits and gains derived during the immediately preceding year. For the three months ended March 31, 2025 and 2024, no dividends were paid from NCTIC to the Company.

8.	Segment Information

Effective January 1, 2025, the Company changed its reportable segments to two reportable segments: (i) Title Insurance and (ii) Corporate and Other. The Corporate and Other segment is comprised of activity previously presented in Real Estate, Reinsurance and Management Advisory Services segments. This reflects the changes in the business mix and the manner in which management monitors the performance of its operations. The change in reportable segments had no impact on the Company’s historical consolidated financial positions, results of operations or cash flows as previously reported. Where applicable, all prior periods presented have been revised to conform to this new presentation.

Provided below is selected financial information about the Company’s operations by segment for the three months ended March 31, 2025 (in thousands):

	Title	Corporate
	Insurance	and Other	Total
Insurance and other services revenue	$1,972	$750	$2,722

Cost of revenues:
Underwriting expenses	(56)	-	(56)
Provision for title claim losses	(17)	-	(17)
Search and other fees	(27)	-	(27)
Total cost of revenue	(100)	-	(100)

Gross profit	$1,872	$750	$2,622

Operating expenses:
Personnel costs	(1,635)	(358)	(1,993)
Other operating expense (1)	(818)	(335)	(1,153)
Amortization and depreciation	(25)	-	(25)
Total operating expense	(2,478)	(693)	(3,171)
Other income, net	62	206	268
(Loss) income before income taxes	$(544)	$263	$(281)

Goodwill and intangible assets, net (2)	$6,666	$-	$6,666
(1)	Other operating expense primarily consists of rent and other occupancy expenses, software and equipment expense, corporate insurance and other regulatory and professional fees.
(2)	The Company does not allocate its assets by segment, with the exception of Goodwill and Intangible assets.

Provided below is selected financial information about the Company’s operations by segment for the three months ended  March 31, 2024 (in thousands):

	Title	Corporate
	Insurance	and Other	Total
Insurance and other services revenue	$1,946	$753	$2,699

Cost of revenues:
Underwriting expenses	(71)	-	(71)
Provision for title claim losses	(37)	-	(37)
Search and other fees	(10)	-	(10)
Total cost of revenue	(118)	-	(118)

Gross profit	$1,828	$753	$2,581

Operating expenses:
Personnel costs	(1,628)	(355)	(1,983)
Other operating expense (1)	(722)	(335)	(1,057)
Amortization and depreciation	(41)	-	(41)
Total operating expense	(2,391)	(690)	(3,081)
Other income, net	68	493	561
(Loss) income before income taxes	$(495)	$556	$61

Goodwill and intangible assets, net (2)	$6,741	$-	$6,741
(1)	Other operating expense primarily consists of rent and other occupancy expenses, software and equipment expense, corporate insurance and other regulatory and professional fees.
(2)	The Company does not allocate its assets by segment, with the exception of Goodwill and Intangible assets.

9.	Income taxes

During the three months ended March 31, 2025, the Company recorded a non-cash credit to its valuation allowance of $20,000, increasing its valuation allowance against deferred tax assets to $8.3 million as of March 31, 2025. The primary assets covered by this valuation allowance are net operating losses, which approximate $35.8 million at March 31, 2025. The Company did not make any cash payments for income tax in the three-month periods ended March 31, 2025 and 2024 due to its net operating loss carryforwards.

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

As of March 31, 2025, the Company has a valuation allowance that covers all deferred tax assets, net of deferred tax liabilities. The Company’s effective tax rate for the three-month period ended March 31, 2025 was 1.8%, primarily related to a taxable loss at all jurisdictions. The Company's effective tax rate for the three-month period ended March 31, 2024 was 142%, primarily related to state income tax paid in jurisdictions without prior net operating loss carryforwards available to offset taxable income.

10.	Stockholders’ Equity

Basic earnings (loss) per common share are based upon the weighted average shares outstanding. Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings (loss) per share. Basic and diluted earnings (loss) per share are calculated using the following share data (in thousands):

	Three Months
	Ended
	March 31,	March 31,
	2025	2024
Weighted average shares outstanding for basic calculation	2,813	2,862
Add: Effect of dilutive stock awards	-	-

Weighted average shares outstanding, adjusted for diluted calculation	2,813	2,862

For the three-month periods ended March 31, 2025 and 2024, there were no stock options or restricted stock awards outstanding.

On May 14, 2024, the Company’s board of directors (the “Board”) authorized the repurchase of up to $1.5 million of shares of the Company’s common stock (the "2024 Repurchase Program"). The authorization does not obligate the Company to acquire a specific number of shares during any period and does not have an expiration date. Repurchases under the 2024 Repurchase Program may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as the authorized officers of the Company determine are in the best interests of the Company. Repurchases may also be made under a plan adopted pursuant to Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

During the three months ended March 31, 2025 and 2024, the Company did not repurchase any shares of common stock.

During the three months ended March 31, 2025 and 2024, the Company did not declare or pay any dividends to its holders of common stock.

See Note 13, Subsequent Events for information regarding the Company’s repurchases of shares of common stock and other impacts on stockholders’ equity subsequent to March 31, 2025.

11.	Goodwill and Intangible Assets

Goodwill

The Company historically recognized $4.5 million in goodwill as the result of the acquisition of 50% of TAV on September 1, 2021, and an additional $2.0 million in goodwill as a result of the business combination with Omega Title Florida, LLC ("OTF") on August 1, 2022. The fair value of goodwill as of the date of these acquisitions was principally based on Level 3 inputs, such as values obtained from public and private market comparisons. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company did not record any goodwill impairment losses during the three months ended March 31, 2025 and 2024. The Company’s goodwill is allocated to the Title Insurance Segment. See Note 8, Segment Information for allocation of goodwill and intangible assets to the Company’s segments.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on our Unaudited Consolidated Balance Sheets at  March 31, 2025 and  December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Intangible assets subject to amortization	$174	$193
Total	$174	$193

Intangible assets subject to amortization consisted of the following as of March 31, 2025 (dollars in thousands):

	Weighted-average
	remaining
	amortization period	Gross carrying	Accumulated	Net carrying
	(in years)	amount	amortization	amount
Noncompetition agreement	2.3	$372	$(198)	$174
Total		$372	$(198)	$174

No impairment in the value of intangible assets was recognized during the three months ended March 31, 2025 and 2024.

Amortization expense of the intangible assets for the three-month periods ended March 31, 2025 and 2024 was $19,000 and $18,000, respectively.

Estimated amortization expense of the intangible assets to be recognized by the Company during the remainder of 2025 and over the following years is as follows (in thousands):

Estimated Amortization
Year ending December 31,	Expense
Remaining in 2025	$55
2026	74
2027	45
Total	$174

12.	Commitments and Contingencies

The Company and its subsidiaries are parties to claims and lawsuits related to the normal course of business operations. When the Company determines that a loss is both probable and reasonably estimable, a liability representing the best estimate of the Company’s financial exposure is recorded. Actual losses may materially differ from the Company’s estimates. With respect to our title insurance operations, this customary litigation includes but is not limited to a wide variety of cases arising out of or related to title and escrow claims, for which we make provisions through our loss reserves. See Note 5, Reserve for Title Claims, for further information. None of these claims and lawsuits, in management’s opinion, will have a material adverse effect on our Consolidated Financial Statements.

Litigation

The Company’s subsidiaries are parties to legal actions incidental to their business. As of March 31, 2025, management believed that the resolution of these matters would not materially affect our financial condition or results of operations.

Omega Litigation

During the fourth quarter of 2024, one of the Company’s subsidiaries, Omega, was served with litigation in the Circuit Court in and for Charlotte County, Florida. The case, instituted by ABL RPC Residential Credit Acquisition, LLC, is a mortgage foreclosure action filed against multiple parties including the borrower, the current UCC lien holder, the current owners of the collateralized properties, and unknown tenants of the properties (collectively “Defendants”). Two of the Defendants, 760 Anatalya Holding LLC and 562 Monaco Holding LLC (“Anatalya and Monaco”), through their majority owners, filed Affirmative Defenses and Counter Claims in the foreclosure action alleging a count of negligence against Omega and naming Omega as a Third-Party Defendant. Anatalya and Monaco allege that Omega was negligent in conducting the closing of the mortgage transaction when Omega allowed the Manager of Anatalya and Monaco to execute all documents on their behalf including deeds transferring the properties into the name of the borrowing entity. Omega has retained outside counsel. The Company believes it is unlikely that the case will result in a material adverse effect on the Company's consolidated financial statements.

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

Omega Employee Litigation

During the first quarter of 2024, one of the Company’s subsidiaries, Omega, became involved in litigation in the United States District Court for the Middle District of Florida. The case, instituted by a former Omega employee, alleges that the former employee was separated from Omega in a manner inconsistent with the Americans with Disabilities Act and the Florida Civil Rights Act. Omega entered into a settlement agreement to resolve all counts against Omega effective  March 28, 2025. The monetary amount conveyed under the settlement agreement did not result in a material adverse effect to the Company’s consolidated financial statements.

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

The Company’s operating leases range in term from one to five years. As of March 31, 2025, the weighted-average remaining lease term of our operating leases was 2.2 years.

The Company’s lease agreements do not contain material variable lease payments, buyout options, residual value guarantees or restrictive covenants.

Most of the Company’s leases include one or more options to renew, with renewal terms that can extend the lease term by varying amounts. The exercise of lease renewal options is at our sole discretion. We do not include options to renew in our measurement of lease assets and lease liabilities as they are not considered reasonably assured of exercise as of March 31, 2025.

The lease liability is determined by discounting future lease payments using a discount rate based on the Company’s incremental borrowing rate for similar collateralized borrowing. The discount rate is calculated using estimates of capitalization rates and borrowing rates. As of March 31, 2025, the weighted-average discount rate used to determine our operating lease liability was 6.0%.

Lease expense included in general and administrative expenses on the Unaudited Consolidated Statements of Operations was $219,000 and $254,000 for the three months ended March 31, 2025 and 2024, respectively.

Future minimum rental commitments as of March 31, 2025 under these leases are expected to be as follows (in thousands):

Remainder of 2025	$285
2026	304
2027	133
2028	5
Total lease payments, undiscounted	$727
Less: present value discount	(43)
Lease liabilities, at present value	$684

13.	Subsequent Events

Stock Repurchase Agreement

On April 21, 2025, the Company entered into a Stock Repurchase Agreement with certain of its existing stockholders who are managed by Solas Capital Management, LLC (the “Sellers”), pursuant to which the Sellers agreed to sell to the Company, and the Company agreed to repurchase from the Sellers, an aggregate of 402,322 shares of the Company’s common stock held by the Sellers, for an aggregate price of $3,138,112 (the “Repurchase”). The Repurchase was made outside of, and as an exception to, the 2024 Repurchase Program.

Prior to the Repurchase, the Sellers owned an aggregate of approximately 41.4% of the Company’s outstanding shares of common stock. After giving effect to the Repurchase and the transactions effected pursuant to the Contribution Agreement (defined and described below), the Sellers own an aggregate of approximately 14.4% of the Company’s outstanding shares of common stock.

Master Services Agreement

On April 21, 2025, the Company entered into the Services Agreement, effective June 1, 2025, with HP Risk, a wholly-owned subsidiary of HP Holding Company, LLC, which is wholly owned by certain affiliates of Mr. Hale, pursuant to which the Company will provide certain managerial and operational services to HP Risk for consideration from HP Risk of $6 million per year over the course of three years. Such services to be performed pursuant to the Services Agreement include, but are not limited to:  reinsurance brokerage services; the review and improvement of financial goals; compliance with legal and regulatory mandates; maintenance of an ethical business environment; investment and asset manager compliance; cash and equity management; corporate tax management; personnel management; related party transaction oversight; tax preparation administration; strategic capital modeling; the review of potential acquisitions and transactions involving affiliates and third parties, including but not limited to, renewal rights deals, loss portfolio transfers or entity acquisitions; execution of (or provision for the execution of) all general corporate legal matters; and provision of internal control management services.

Assignment and Contribution Agreement

On April 21, 2025, the Company entered into an Assignment and Contribution Agreement (the “Contribution Agreement”) with the certain assignors listed therein (the “Assignors”), pursuant to which the Assignors agreed to assign and contribute to the Company an aggregate of 10,203 shares of common stock, no par value ("ACMAT Common Stock"), and 291,656 shares of Class A stock, no par value ("ACMAT Class A Stock"), of ACMAT Corporation (“ACMAT”), a Connecticut corporation, and, in consideration of and exchange therefor, the Company agreed to issue to the Assignors an aggregate of 2,899,876 shares of Company common stock, contingent upon the closing of the transactions contemplated by the Services Agreement. After giving effect to the transactions pursuant to the Contribution Agreement, the Company owns approximately 39.1% of the outstanding equity of ACMAT and approximately 10.4% of the voting power of ACMAT, based on ACMAT's outstanding equity as of March 14, 2025. Holders of ACMAT Class A Stock are entitled to one-tenth vote per share in relation to ACMAT Common Stock, holders of which are entitled to one vote per share, with respect to matters subject to approval by ACMAT stockholders. ACMAT, through its subsidiaries, offers surety bonds for prime, sub-prime, specialty trade, environmental, asbestos and lead abatement contractors and miscellaneous obligations nationwide. ACMAT also provides other miscellaneous surety such as workers’ compensation bonds, supply bonds, subdivision bonds, and license and permit bonds.

HPCM, an entity wholly owned by Mr. Hale, is the registered investment advisor or investment manager for each of the Assignors, and Mr. Hale is the sole principal owner of Hale Partnership Capital Advisors, LLC, the general partner of all but one of the Assignors.

Prior to the transactions effected pursuant to the Contribution Agreement and the Repurchase described above, the Assignors owned an aggregate of approximately 34.7% of the Company’s outstanding shares of common stock. After giving effect to the transactions effected pursuant to the Contribution Agreement and the Repurchase described above, the Assignors own an aggregate of approximately 73.0% of the Company’s outstanding shares of common stock.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying Unaudited Consolidated Financial Statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the audited consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2025. The terms the “Company”, “we”, “our” or “us” refer to HG Holdings, Inc., together with its consolidated subsidiaries, and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our accompanying Unaudited Consolidated Financial Statements and the notes thereto.

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” “could,” "would," "intends" or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include the occurrence of events that negatively impact the Company’s liquidity in such a way as to limit or eliminate the Company’s ability to use its cash on hand to fund further asset acquisitions, an inability on the part of the Company to identify additional suitable businesses to acquire or develop, and the occurrence of events that negatively impact the title insurance operations of the Company’s subsidiaries and/or the business or assets of HC Realty and the value of our investment in HC Realty, such as HC Realty’s dependence on leases by the U.S. government and its agencies for substantially all of its revenues, and the risk that the U.S. government reduces its spending on real estate or that it changes its preference away from leased properties. Any forward-looking statement speaks only as of the date of this filing and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

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

As of March 31, 2025, our sources of income include earnings from our title insurance subsidiaries, management service fees and interest earned on invested assets. The Company believes that the revenue generated from these sources and cash on hand is sufficient to fund operating expenses for at least 12 months from the date of the accompanying Unaudited Consolidated Financial Statements.

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

Results from Operations

(in thousands)

	Three Months Ended
	March 31,	March 31,
	2025	2024	Change
Net title premium written	$1,388	$1,404	$(16)
Escrow and other title fees	584	542	42
Management fees	750	753	(3)
Total revenue	2,722	2,699	23
Cost of revenues	(100)	(118)	18
Gross profit	$2,622	$2,581	$41
Operating expenses	(3,171)	(3,081)	(90)
Other income, net	268	561	(293)
(Loss) income before income taxes	$(281)	$61	$(342)

Comparison of three months ended March 31, 2025 and 2024

The Company’s net title premiums written were relatively flat at $1.4 million for the three-month periods ended March 31, 2025 and March 31, 2024.

Escrow and other title fees revenue and management fees revenue also remained relatively flat at $0.6 million and $0.8 million, respectively, for the three-month period ended March 31, 2025, compared to $0.5 million and $0.8 million, respectively, for the three-month period ended March 31, 2024.

Total revenue was $2.7 million for both the three-month period ended March 31, 2025 and the three-month period ended March 31, 2024.

The Company’s cost of revenues consists primarily of a provision for title claim losses and underwriting expenses, which are largely comprised of commissions to title agencies. Cost of revenues for the three-month periods ended March 31, 2025 and March 31, 2024 was $0.1 million.

The Company’s operating expenses primarily consist of general and administrative expenses such as personnel expenses, office and technology expenses, and professional fees. Operating expenses for the three-month periods ended March 31, 2025 and March 31, 2024 remained relatively flat at $3.2 million and $3.1 million, respectively.

Other income, net primarily consists of net interest income, dividend income, change in the net asset value of investment in limited partnership as well as changes in value and distributions from our related party investments. Other income, net was $0.3 million for the three-month period ended March 31, 2025, compared to $0.6 million for the three-month period ended March 31, 2024. The decrease was primarily a result of no dividend declared on the HC Series B Stock during the three-month period ended March 31, 2025, compared to $0.3 million of dividends declared on the HC Series B Stock for the three-month period ended March 31, 2024.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand, earnings from our title insurance subsidiaries, management service fees and interest earned on invested assets. At March 31, 2025, we had $13.3 million in cash and cash equivalents and an additional $11.9 million in restricted cash, substantially all of which is cash held in escrow for title insurance transactions. A portion of our unrestricted and restricted cash is currently held in savings accounts earning interest at approximately 3.5% annually. Historically, we also received discretionary dividends on our HC Common Stock and HC Series B Stock at annual dividend rates of approximately 0.4% and 10%, respectively. No dividends have been declared on HC Common Stock and HC Series B Stock since the first quarter of 2024. We believe that the sources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months, even if no dividends are declared on HC Common Stock and HC Series B Stock within the next 12 months.

On April 21, 2025, the Company entered into a Master Services Agreement, effective June 1, 2025, with HP Risk Solutions, LLC ("HP Risk"), a wholly-owned subsidiary of HP Holding Company, LLC, which is wholly owned by certain affiliates of Steven A. Hale II, our Chairman and Chief Executive Officer, pursuant to which the Company will provide certain managerial and operational services to HP Risk for consideration from HP Risk of $6 million per year over the course of three years (the "Services Agreement"). Such services to be performed pursuant to the Services Agreement include, but are not limited to:  reinsurance brokerage services; the review and improvement of financial goals; compliance with legal and regulatory mandates; maintenance of an ethical business environment; investment and asset manager compliance; cash and equity management; corporate tax management; personnel management; related party transaction oversight; tax preparation administration; strategic capital modeling; the review of potential acquisitions and transactions involving affiliates and third parties, including but not limited to, renewal rights deals, loss portfolio transfers or entity acquisitions; execution of (or provision for the execution of) all general corporate legal matters; and provision of internal control management services.

On April 21, 2025, the Company also entered into an Assignment and Contribution Agreement (the “Contribution Agreement”) with the certain assignors listed therein (the “Assignors”), pursuant to which the Assignors agreed to assign and contribute to the Company an aggregate of 10,203 shares of common stock, no par value ("ACMAT Common Stock"), and 291,656 shares of Class A stock, no par value ("ACMAT Class A Stock"), of ACMAT Corporation (“ACMAT”), a Connecticut corporation, and, in consideration of and exchange therefor, the Company agreed to issue to the Assignors an aggregate of 2,899,876 shares of Company common stock, contingent upon the closing of the transactions contemplated by the Services Agreement. After giving effect to the transactions pursuant to the Contribution Agreement, the Company owns approximately 39.1% of the outstanding equity of ACMAT and approximately 10.4% of the voting power of ACMAT, based on ACMAT's outstanding equity as of March 14, 2025. Holders of ACMAT Class A Stock are entitled to one-tenth vote per share in relation to ACMAT Common Stock, holders of which are entitled to one vote per share, with respect to matters subject to approval by ACMAT stockholders. ACMAT, through its subsidiaries, offers surety bonds for prime, sub-prime, specialty trade, environmental, asbestos and lead abatement contractors and miscellaneous obligations nationwide. ACMAT also provides other miscellaneous surety such as workers’ compensation bonds, supply bonds, subdivision bonds, and license and permit bonds. Hale Partnership Capital Management, LLC, an entity wholly owned by Mr. Hale, is the registered investment advisor or investment manager for each of the Assignors, and Mr. Hale is the sole principal owner of Hale Partnership Capital Advisors, LLC, the general partner of all but one of the Assignors.

Cash Flows

(in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Net cash provided by operating activities	$3,556	$4,726
Net cash provided by investing activities	1,145	-
Net cash used in financing activities	-	(53)
Net increase in cash and cash equivalents and restricted cash	4,701	4,673
Cash and cash equivalents and restricted cash at beginning of period	$20,409	$17,752
Cash and cash equivalents and restricted cash at end of period	$25,110	$22,425

Cash flows from operating activities differ from net loss due to adjustments for non-cash items, such as gains and losses on investments, the timing of disbursements for taxes, claims and other accrued liabilities, and collections or changes in receivables and other assets. Net cash provided by operating activities of $3.6 million differs from operating results for the three-month period ended March 31, 2025 primarily due to an increase of $3.6 million in escrow liabilities on the title insurance subsidiaries. Net cash provided by operating activities of $4.7 million differs from operating results for the three-month period ended March 31, 2024 primarily due to an increase of $4.6 million in escrow liabilities on the title insurance subsidiaries.

Cash flows from investing activities include effects of purchases of investments and proceeds from sales or maturities of investments. During the three-month period ended March 31, 2025, the Company's fixed-income portfolio has matured, resulting in $1.0 million proceeds. Additionally, the Company received proceeds of $145,000 related to its investments in limited partnerships. There was no cash provided by or used in investing activities for the three-month period ended March 31, 2024.

Cash flows from financing activities include effects of changes in noncontrolling interest. There was no cash provided by or used in financing activities for the three-month period ended March 31, 2025. Cash flows used in financing activities for the three-month period ended March 31, 2024 of $53,000 was due to distribution of funds to non-controlling shareholders.

Critical Accounting Policies

Our critical accounting policies and estimates are provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the year ended December 31, 2024. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three months ended March 31, 2025.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2025 was conducted under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2025, were effective at the reasonable assurance level.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

The information required for this Part II, Item 1 is incorporated by reference to the discussion under the heading “Litigation” in Note 12, Commitments and Contingencies in the accompanying Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

On May 14, 2024, the Company's board of directors authorized the repurchase of up to $1.5 million of shares of the Company’s common stock (the “2024 Repurchase Program”). The authorization does not obligate the Company to acquire a specific number of shares during any period and does not have an expiration date. Repurchases under the 2024 Repurchase Program may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as the authorized officers of the Company determine are in the best interests of the Company. Repurchases may also be made under a plan adopted pursuant to Rule 10b5-1 promulgated under the Exchange Act.

The Company did not repurchase any shares of common stock during the three months ended March 31, 2025.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the three months ended March 31, 2025, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

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

10.1	Stock Repurchase Agreement, dated April 21, 2025, by and among HG Holdings, Inc. and the Sellers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed April 23, 2025).

10.2	Assignment and Contribution Agreement, dated April 21, 2025, by and among HG Holdings, Inc. and the Assignors named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed April 23, 2025).

10.3	Master Services Agreement, dated April 21, 2025, by and between HG Holdings, Inc. and HP Risk Solutions, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed April 23, 2025).

31.1	Certification by Steven A. Hale II, our Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification by Anna Lieb, our Principal Financial and Accounting Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Steven A. Hale II, our Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of Anna Lieb, our Principal Financial and Accounting Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	Inline XBRL INSTANCE DOCUMENT (1)

101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT (1)

101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE (1)

101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE (1)

101.LAB	Inline XBRL TAXONOMY EXTENSION LABELS LINKBASE (1)

101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE (1)

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101) (1)

(1)	Filed herewith
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

Date: May 14, 2025	HG HOLDINGS, INC.
By: /s/ Anna Lieb
Name: Anna Lieb
Title: Principal Financial and Accounting Officer