Form 10-Q
period 2025-06-30
HG Holdings, Inc.
filed 2025-08-13
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 11, 2025, there were 5,221,464 outstanding shares of common stock of HG Holdings, Inc., par value $0.02 per share.

true

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

HG HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Cash and cash equivalents	$9,453	$12,145
Restricted cash	11,071	8,264
Investments
Fixed income securities, held-to-maturity	-	1,000
Investments in limited partnerships	1,818	2,183
Investments in common stock	12,469	-
Investments in related parties	10,311	10,073
Accounts receivable	902	263
Interest and dividend receivables	-	19
Prepaid expenses	308	288
Property, plant and equipment, net	49	62
Lease assets	585	611
Goodwill	6,492	6,492
Intangible assets, net	155	193
Other assets	634	575
Total assets	$54,247	$42,168

LIABILITIES
Accounts payable	$97	$106
Accrued salaries, wages and benefits	575	496
Escrow liabilities	10,916	8,110
Other accrued expenses	247	360
Reserve for title claims	707	637
Lease liabilities	587	616
Other liabilities	19	35
Total liabilities	$13,148	$10,360

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 35,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 5,221,464 shares issued and outstanding as of June 30, 2025 and 2,813,214 shares issued and outstanding as of December 31, 2024	101	52
Additional paid-in capital	39,078	30,491
Retained earnings	2,041	1,413
Total stockholders’ equity	41,220	31,956
Noncontrolling interests	(121)	(148)
Total equity	41,099	31,808
Total liabilities and stockholders’ equity	$54,247	$42,168

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

Revenues:
Net premiums written	$1,998	$1,670	$3,386	$3,074
Escrow and other title fees	812	704	1,396	1,246
Management fees from related parties	1,250	750	2,000	1,503
Total revenues	4,060	3,124	6,782	5,823

Cost of revenues:
Underwriting expenses	43	52	99	123
Provision for title claim losses	85	18	102	54
Search and other fees	29	24	56	35
Total cost of revenues	157	94	257	212

Gross underwriting profit	3,903	3,030	6,525	5,611

Operating expenses:
General and administrative expenses	(3,321)	(3,150)	(6,492)	(6,231)

Other income/expenses:
Net investment income	124	138	156	561
Other income, net	2	13	35	15
Income (loss) from investments in related parties, net	240	(200)	444	(65)

Income (loss) from operations before income taxes	948	(169)	668	(109)

Income tax expense (benefit)	-	49	(5)	117

Net income (loss)	948	(218)	673	(226)
Net income attributable to noncontrolling interests	63	40	45	13
Net income (loss) attributable to the Company's shareholders	$885	$(258)	$628	$(239)

Basic and diluted per share net income (loss) attributable to the Company's shareholders:
Basic	$0.35	$(0.09)	$0.24	$(0.08)
Diluted	$0.35	$(0.09)	$0.24	$(0.08)

Weighted average shares outstanding:
Basic	2,517	2,845	2,665	2,853
Diluted	2,517	2,845	2,665	2,853

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

			Additional	Retained
	Common Stock		Paid-in	Earnings	Noncontrolling
	Shares	Common Stock	Capital	(Deficit)	Interest	Total

Balance at January 1, 2025	2,813	$52	$30,491	$1,413	$(148)	$31,808

Net loss	-	-	-	(257)	(19)	(276)

Balance at March 31, 2025	2,813	$52	$30,491	$1,156	$(167)	$31,532

Net income	-	-	-	885	63	948
Subsidiary distributions paid to non-controlling interest shareholders	-	-	-	-	(17)	(17)
Issuance of common stock	2,900	59	12,411	-	-	12,470
Repurchase of common stock	(492)	(10)	(3,824)	-	-	(3,834)

Balance at June 30, 2025	5,221	$101	$39,078	$2,041	$(121)	$41,099

Balance at January 1, 2024	2,862	$53	$30,491	$1,894	$(17)	$32,421

Net income (loss)	-	-	-	20	(27)	(7)
Subsidiary distributions paid to non-controlling interest shareholders	-	-	-	-	(53)	(53)

Balance at March 31, 2024	2,862	$53	$30,491	$1,914	$(97)	$32,361

Net (loss) income	-	-	-	(258)	40	(218)
Subsidiary distributions paid to non-controlling interest shareholders	-	-	-	-	(50)	(50)
Repurchase of common stock	(49)	(1)	-	(242)	-	(243)

Balance at June 30, 2024	2,813	$52	$30,491	$1,414	$(107)	$31,850

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended
	June 30,
	2025	2024

Net income (loss) attributable to the Company's shareholders	$628	$(239)
Net income attributable to noncontrolling interests	45	13
Net income (loss)	673	(226)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation expense	13	44
Amortization expense	38	37
Change in net asset value of investment in limited partnership	27	(51)
Amortization of premium and accretion of discount, net	-	(2)
Loss from investments in related parties	41	271
Changes in operating assets and liabilities:
Prepaid expenses	(20)	161
Accounts receivable	(639)	(203)
Lease assets	26	136
Interest and dividends receivable	19	-
Other assets	(59)	(18)
Accounts payable	(9)	(367)
Accrued salaries, wages, and benefits	79	182
Escrow liabilities	2,806	7,774
Reserve for title claims	70	54
Other accrued expenses	(113)	93
Lease liabilities	(29)	(132)
Other liabilities	(16)	1
Net cash provided by operating activities	2,907	7,754

Cash flows from investing activities:
Purchases of investments	-	(700)
Purchases of investments in related parties	(279)	-
Proceeds from redemptions of fixed-income securities	1,000	-
Proceeds from investment in limited partnerships	338	200
Net cash provided by (used in) investing activities	1,059	(500)

Cash flows from financing activities:
Repurchase of shares of common stock	(3,834)	(243)
Subsidiary distributions paid to non-controlling interest shareholders	(17)	(103)
Net cash used in financing activities	(3,851)	(346)

Net increase in cash and cash equivalents and restricted cash	115	6,908
Cash and cash equivalents and restricted cash at beginning of period	20,409	17,752
Cash and cash equivalents and restricted cash at end of period	$20,524	$24,660

Cash and cash equivalents	$9,453	$9,379
Restricted cash	11,071	15,281
Cash and cash equivalents and restricted cash at end of period	$20,524	$24,660

Supplemental Disclosures of Non-Cash Investing Activities
Issuance of common stock for investment in ACMAT Corporation	$12,469	$-

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

Description of the Business

Effective January 1, 2025, the Company changed its reportable segments to: (i) Title Insurance and (ii) Corporate and Other. The Corporate and Other segment is comprised of activity previously presented in the Real Estate, Reinsurance and Management Advisory Services segments. This change in reportable segments reflects the changes in the business mix and the manner in which management monitors the performance of its operations. The change in reportable segments had no impact on the Company’s historical consolidated financial positions, results of operations or cash flows as previously reported. Where applicable, all prior periods presented have been revised to conform to this new presentation.

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

Effective January 1, 2024, the Company, through HGMA, was engaged to provide management advisory services to a related captive managing general agency, HP Managing Agency, LLC ("HPMA"), and its affiliates, including but not limited to general management, legal compliance, strategy services and review of potential acquisitions and transactions. The engagement was initially for twelve months from January 1, 2024 through December 31, 2024, for a monthly fee of $200,000, and was renewed effective January 1, 2025 for an additional six months. HPMA is a related party of the Company as it is controlled by Steven A. Hale II, who serves as our Chairman, Chief Executive Officer and Director. The engagement expired in accordance with its terms on June 30, 2025.

Effective April 1, 2023, the Company, through HGMA, was also engaged to provide management advisory services to a related reinsurance intermediary affiliated with HPMA. The services included legal entity formation, licensure, regulatory approval, and other general operational services to allow the intermediary to adequately perform its business functions. The engagement was initially for twelve months from April 1, 2023 through March 31, 2024, for a monthly fee of $50,000, and was renewed effective April 1, 2024 for an additional nine months, as well as effective January 1, 2025 for an additional six months. The engagement expired in accordance with its terms on June 30, 2025.

On April 21, 2025, the Company entered into a Master Services Agreement, effective June 1, 2025, with HP Risk Solutions, LLC (“HP Risk”), a wholly-owned subsidiary of HP Holding Company, LLC, which is wholly owned by certain affiliates of Mr. Hale, pursuant to which the Company provides certain managerial and operational services to HP Risk for consideration from HP Risk of $6 million per year over the course of three years (the “Services Agreement”). For additional information regarding the Services Agreement, refer to Note 3, Significant Transactions.

Additionally, the Company owns 250 shares of HC Realty’s Common Stock (the “HC Common Stock”) and 1,025,000 shares of HC Realty’s 10.00% Series B Cumulative Convertible Preferred Stock (the “HC Series B Stock”). As of June 30, 2025, the Company owns approximately 28.0% of the voting interest of HC Realty. In June 2024, HC Realty effected a one (1) for one thousand two hundred (1,200) reverse stock split of its common stock, which resulted in a reduction in the number of our shares of HC Common Stock from 300,000 to 250.

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

During the six months ended June 30, 2025, there have been no material changes to the Company’s significant accounting policies as described in its 2024 Form 10-K.

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), that requires public entities to provide enhanced segment disclosures, including significant segment expenses and other segment items. The amendment was effective for public entities for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The Company has adopted ASU 2023-07 for the 2024 annual reporting period and applied it retrospectively to all periods presented. The updated guidance did not have a material impact on the Company's consolidated financial statements except for the disclosure requirements provided in Note 9, Segment Information.

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

Reclassifications

Certain comparative figures have been reclassified to conform to the current quarter presentation.

3.	Significant Transactions

Stock Repurchase Agreement

On April 21, 2025, the Company entered into a Stock Repurchase Agreement with certain of its existing stockholders who are managed by Solas Capital Management, LLC (the “Sellers”), pursuant to which the Sellers agreed to sell to the Company, and the Company agreed to repurchase from the Sellers, an aggregate of 402,322 shares of the Company’s common stock held by the Sellers, for an aggregate price of $3,138,112 (the “Repurchase”). The Repurchase was made outside of, and as an exception to, the 2024 Repurchase Program (as defined below).

Prior to the Repurchase, the Sellers owned an aggregate of approximately 41.4% of the Company’s outstanding shares of common stock. After giving effect to the Repurchase and the transactions effected pursuant to the Contribution Agreement (defined and described below), the Sellers own an aggregate of approximately 14.4% of the Company’s outstanding shares of common stock.

Master Services Agreement

On April 21, 2025, the Company entered into the Services Agreement, effective June 1, 2025, with HP Risk, a wholly-owned subsidiary of HP Holding Company, LLC, which is wholly owned by certain affiliates of Mr. Hale, pursuant to which the Company provides certain managerial and operational services to HP Risk for consideration from HP Risk of $6 million per year over the course of three years. Such services to be performed pursuant to the Services Agreement include, but are not limited to:  reinsurance brokerage services; the review and improvement of financial goals; compliance with legal and regulatory mandates; maintenance of an ethical business environment; investment and asset manager compliance; cash and equity management; corporate tax management; personnel management; related party transaction oversight; tax preparation administration; strategic capital modeling; the review of potential acquisitions and transactions involving affiliates and third parties, including but not limited to, renewal rights deals, loss portfolio transfers or entity acquisitions; execution of (or provision for the execution of) all general corporate legal matters; and provision of internal control management services.

Assignment and Contribution Agreement

On April 21, 2025, the Company entered into an Assignment and Contribution Agreement (the “Contribution Agreement”) with the certain assignors listed therein (the “Assignors”), pursuant to which the Assignors agreed to assign and contribute to the Company an aggregate of 10,203 shares of common stock, no par value ("ACMAT Common Stock"), and 291,656 shares of Class A stock, no par value ("ACMAT Class A Stock"), of ACMAT Corporation (“ACMAT”), a Connecticut corporation, and, in consideration of and exchange therefor, the Company agreed to issue to the Assignors an aggregate of 2,899,876 shares of Company common stock, contingent upon the closing of the transactions contemplated by the Services Agreement described in the previous paragraph. After giving effect to the transactions pursuant to the Contribution Agreement, the Company owns approximately 39.1% of the outstanding equity of ACMAT and approximately 10.4% of the voting power of ACMAT, based on ACMAT's outstanding equity as of May 6, 2025. Holders of ACMAT Class A Stock are entitled to one-tenth vote per share in relation to ACMAT Common Stock, holders of which are entitled to one vote per share, with respect to matters subject to approval by ACMAT stockholders. ACMAT, through its subsidiaries, offers surety bonds for prime, sub-prime, specialty trade, environmental, asbestos and lead abatement contractors and miscellaneous obligations nationwide. ACMAT also provides other miscellaneous surety such as workers’ compensation bonds, supply bonds, subdivision bonds, and license and permit bonds.

HPCM, an entity wholly owned by Mr. Hale, is the registered investment advisor or investment manager for each of the Assignors, and Mr. Hale is the sole principal owner of Hale Partnership Capital Advisors, LLC, the general partner of all but one of the Assignors.

Prior to the transactions effected pursuant to the Contribution Agreement and the Repurchase described above, the Assignors owned an aggregate of approximately 34.7% of the Company’s outstanding shares of common stock. After giving effect to the transactions effected pursuant to the Contribution Agreement and the Repurchase described above, the Assignors own an aggregate of approximately 73.0% of the Company’s outstanding shares of common stock. This transaction closed on June 30, 2025.

As a result of the transaction, the Company recorded a $12.5 million investment in ACMAT Corporation based on the value of the Company's 2,899,876 shares of common stock issued as a consideration given. The transaction is classified as a nonmonetary transfer between related parties and did not constitute a business combination under Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805"). No cash consideration was exchanged. Refer to Note 5, Investments for initial and subsequent measurements of the Company's investments in ACMAT Common Stock and ACMAT Class A Stock.

4.	Investments in Related Parties

The following table summarizes the Company’s investment in HC Realty as of June 30, 2025 and  December 31, 2024 and for the three and six months ended June 30, 2025 and 2024 (amounts in thousands, except ratios):

					Loss recorded in the Consolidated
	Ownership %		Carrying Value		Statements of Operations (b)
					For the Three		For the Six
					Months Ended		Months Ended
					June 30,		June 30,
	June 30,	December 31,	June 30,	December 31,
	2025	2024	2025	2024	2025	2024	2025	2024

HC Series B Stock (a)	27.9%	27.9%	$9,215	$9,256	$-	$-	$(41)	$-
HC Common Stock	0.1%	0.1%	9	9	-	(245)	-	(271)
Total	28.0%	28.0%	$9,224	$9,265	$-	$(245)	$(41)	$(271)

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

The Company’s investment in HC Common Stock is accounted for under the equity method of accounting as the Company has concluded it has a significant influence over the investee. The HC Series B Stock is not deemed to be in-substance common stock and is accounted for under the cost adjusted for market observable events less impairment method. Both investments in HC Common Stock and HC Series B Stock are evaluated quarterly for impairment. During the three and six months ended June 30, 2025, the Company did not recognize any impairment of HC Common Stock. During the three and six months ended  June 30, 2024, the Company recognized an impairment of HC Common Stock in the amount of $241,000. During the three and six months ended June 30, 2025, the Company recognized impairment of HC Series B Stock of $0 and $41,000 respectively. During the three and six months ended June 30, 2024, the Company did not recognize any impairment of HC Series B Stock.

As a result of the Company’s holding in HC Realty, the Company includes the following summarized income statement information of HC Realty for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Total revenue	$5,270	$5,369	$10,610	$10,612
Total expense	8,347	8,936	16,667	17,649
Net loss	$(3,077)	$(3,567)	$(6,057)	$(7,037)

The Company’s other investments in related parties totaled $1.1 million as of June 30, 2025 and $808,000 as of  December 31, 2024, and included investments in limited liability companies and corporations. These investments do not meet the criteria for accounting under the equity method and are accounted for under the cost adjusted for market observable events less impairment method. As of June 30, 2025, the Company had total receivables and payables from the related parties of $526,000 and $209,000, respectively. As of December 31, 2024, the Company had total receivables and payables from these related parties of $3,000 and $136,000, respectively. During the three- and six-month periods ended June 30, 2025, the Company received $240,000 and $485,000 of distributions from the related party investees, respectively, which are included in “Income (loss) from investments in related parties, net” in the Unaudited Consolidated Statements of Operations. During the three- and six-month periods ended  June 30, 2024, the Company received $161,000 and $200,000 of distributions from other investments in related parties, respectively, which are included in “Income (loss) from investments in related parties, net” in the Unaudited Consolidated Statements of Operations.

5.	Investments

The following table details investments by major investment category, other than investments in related parties, at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
		Cost/Amortized		Cost/Amortized
	Fair Value	Cost, Net	Fair Value	Cost, Net
U.S. government and agency securities, held-to-maturity (1)	$-	$-	$1,000	$1,000
Investment in common stock (2)	12,469	12,469	-	-
Investment in limited partnership, at net asset value (3)	1,818	1,818	2,183	2,183
Total investments	$14,287	$14,287	$3,183	$3,183

(1)	The Company's portfolio of fixed-income securities fully matured in the first quarter of 2025. There were no unrealized gains or losses on fixed-income securities as of December 31, 2024.
(2)	On April 21, 2025, the Company acquired 10,203 shares of ACMAT Common Stock and 291,656 shares of ACMAT Class A Stock. Refer to Note 3, Significant Transactions as well as the "Fair value measurement" section of this note below for more information.
(3)

As of June 30, 2025, there are no unfunded commitments related to the investment in limited partnership. This limited partnership invests in property catastrophe risk through customized reinsurance solutions. The underlying assets of the limited partnership are one year or less in duration and the Company’s proceeds may be redeemed or reinvested annually. Changes in net asset value of the investment in limited partnership are included in "Net investment income" on the Company’s Unaudited Consolidated Statements of Operations.

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

On June 30, 2025, the Company completed a non-cash equity-for-equity exchange transaction acquiring a 39.1% equity interest (10.4% voting interest) in ACMAT Corporation. For further information, refer to Note 3, Significant Transactions. As of June 30, 2025, the Company's investment in ACMAT Corporation was carried at $12.5 million. The Company accounts for this investment under ASC 321, Investments – Equity Securities, and measures it at fair value on a recurring basis through net income.

The Company did not record any re-valuation income or loss from this investment during the three- and six-month periods ended June 30, 2025. The Company determined fair value of its investment in ACMAT Corporation using Level 2 inputs. Specifically, the valuation was based on trades of the Company's common stock on the over-the-counter market on the Over-the-Counter Quotation Bureau, adjusted by management using a control premium assumption, a discount for marketability assumption and an internal valuation incorporating book value of the investee and peer company multiples. Level 2 inputs were used as ACMAT Corporation does not have an active trading market and its public float is limited (4% of shares outstanding).

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

The following tables present fair value, by valuation hierarchy, and carrying value of the financial instruments measured at fair value or for which fair value is disclosed as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
				Total Fair	Carrying
	Level 1	Level 2	Level 3	Value	Value
Investment in common stock	$-	$12,469	$-	$12,469	$12,469

December 31, 2024
				Total Fair	Carrying
	Level 1	Level 2	Level 3	Value	Value
Investment in common stock	$-	$-	$-	$-	$-
U.S. government and agency securities, held-to-maturity	$-	$1,000	$-	$1,000	$1,000

Net investment income

Net investment income for the three and six months ended June 30, 2025 and 2024 is detailed below (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Interest on:
Cash equivalents	$90	$100	$183	$203
Fixed income securities	-	24	1	53
Dividends on investment in HC Series B Stock	-	-	-	256
Change in NAV of investment in limited partnership	35	15	(27)	51
Less: Investment expense	(1)	(1)	(1)	(2)
Net investment income	$124	$138	$156	$561

6.	Reserve for Title Claims

NCTIC’s reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through June 30, 2025. We continually update loss reserve estimates as new information becomes known, new loss patterns emerge or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses. Due to the uncertainty inherent in the process and to the judgment used by management, the ultimate liability may be greater or less than our current reserves. If actual claims loss development varies from what is currently expected and is not offset by other factors, it is possible that additional reserve adjustments may be required in future periods in order to maintain our recorded reserve within a reasonable range of our actuary's central estimate.

A reconciliation of the activity in the reserves account for the six-month periods ended June 30, 2025 and 2024 is as follows (in thousands):

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2025	June 30, 2024
Beginning Reserves	$637	$313

Provision for claims related to:
Current year	117	54
Prior years	(15)	-
Total provision for claim losses	102	54

Claims paid related to:
Current year	-	-
Prior years	(32)	-
Total title claims paid	(32)	-

Ending Reserves	$707	$367

At June 30, 2025, there were no reinsurance recoverables on paid claims or unpaid reserves.

For the three and six months ended June 30, 2025, the Company recognized an additional $47,000 net provision for title claims loss and loss adjustment expense attributable to insured events of the prior years as a result of estimation of the reserve for claims loss and loss adjustment expenses. Original estimates of ultimate loss exposures are decreased or increased as additional information becomes known during the adjustment process regarding individual claims.

A summary of the Company’s loss reserves at June 30, 2025 and December 31, 2024 is as follows (in thousands):

	As of June 30, 2025	As of December 31, 2024
Known title claims	$130	$114
IBNR title claims	577	523
Total title claims	707	637
Non-title claims	-	-
Total title claims reserves	$707	$637

7.	Reinsurance

Certain premiums and benefits at NCTIC are ceded to other insurance companies under various reinsurance agreements. The reinsurance agreements provide NCTIC with increased capacity to write more risk and maintain its exposure to loss within its capital resources. For the three- and six-month periods ended June 30, 2025 and 2024, NCTIC's reinsurance program consisted of excess of loss reinsurance treaties. The following is a summary of the reinsurance coverage:

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

NCTIC’s reinsured risks are treated, to the extent of reinsurance, as though they are risks for which the Company is not liable. However, NCTIC remains contingently liable in the event its reinsurers do not meet their obligations under these reinsurance contracts. NCTIC uses a broker to place its reinsurance through Lloyd’s syndicates, a group of underwriters who work together to provide insurance coverage for a variety of risks. Chaucer Syndicates Ltd. (“Chaucer Syndicates”) and Beazley Syndicate (“Beazley”) are each 50% participants in the Lloyd’s syndicate. As such, NCTIC has a concentration of reinsurance risk with these third-party reinsurers that could have a material impact on NCTIC’s financial position in the event that either of these reinsurers fail to perform their obligations under the reinsurance treaty. As of June 30, 2025, Chaucer Syndicates was rated A (excellent) by A.M. Best, A+ (strong) by Standard & Poor's and AA- (very strong) by Fitch. Beazley was rated A+ (superior) by A.M. Best, AA- (very strong) by Standard & Poor's and AA- (very strong) by Fitch. The Company monitors the financial condition of individual reinsurers, risk concentration arising from similar activities as well as economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. Given the quality of the reinsurers, management believes this possibility to be remote. At June 30, 2025, there were no reinsurance recoverables on paid claims or unpaid reserves.

The effects of reinsurance on the title premiums written and earned at NCTIC for the three and six -month periods ended June 30, 2025 and 2024 are as follows (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Direct title premiums	$1,405	$816	$2,347	$2,065
Ceded title premiums	(13)	(10)	(26)	(20)

Net title premiums written (1)	$1,392	$806	$2,321	$2,045
(1)	Net title premiums written disclosed in the table above is of NCTIC only and is included as part of the "Net premiums written" on the Unaudited Consolidated Statements of Operations.

The Company did not have any written reinsurance contracts in-force during the three- and six-month periods ended June 30, 2025 and 2024.

8.	Statutory Reporting and Requirements

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

NCTIC is subject to regulations and standards of the Florida Office of Insurance Regulation. These standards and regulations include a requirement that the insurance entities domiciled in the State of Florida maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid by the insurance entities to the parent company. As of June 30, 2025, NCTIC’s statutory surplus is $8.0 million and exceeded the minimum of $3.0 million required by the State of Florida for title insurance companies. The maximum amount of dividends which can be paid by State of Florida insurance companies to shareholders without prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus. Cash dividends may only be paid out of accumulated surplus funds derived from net operating profits and realized capital gains not exceeding 10% of such surplus in any one year, although there are no restrictions on cash dividend payments out of profits and gains derived during the immediately preceding year. For the three and six months ended June 30, 2025 and 2024, no dividends were paid from NCTIC to the Company.

9.	Segment Information

Effective January 1, 2025, the Company changed its reportable segments to two reportable segments: (i) Title Insurance and (ii) Corporate and Other. The Corporate and Other segment is comprised of activity previously presented in the Real Estate, Reinsurance and Management Advisory Services segments. This change in reportable segments reflects the changes in the business mix and the manner in which management monitors the performance of its operations. The change in reportable segments had no impact on the Company’s historical consolidated financial positions, results of operations or cash flows as previously reported. Where applicable, all prior periods presented have been revised to conform to this new presentation.

Provided below is selected financial information about the Company’s operations by segment for the three months ended June 30, 2025 (in thousands):

	Title	Corporate
	Insurance	and Other	Total
Insurance and other services revenue	$2,810	$1,250	$4,060

Cost of revenues:
Underwriting expenses	(43)	-	(43)
Provision for title claim losses	(85)	-	(85)
Search and other fees	(29)	-	(29)
Total cost of revenue	(157)	-	(157)

Gross profit	$2,653	$1,250	$3,903

Operating expenses:
Personnel costs	(1,704)	(397)	(2,101)
Other operating expense (1)	(850)	(345)	(1,195)
Amortization and depreciation	(25)	-	(25)
Total operating expense	(2,579)	(742)	(3,321)
Other income, net	76	290	366
Income before income taxes	$150	$798	$948

Goodwill and intangible assets, net (2)	$6,647	$-	$6,647
(1)	Other operating expense primarily consists of rent and other occupancy expenses, software and equipment expense, corporate insurance and other regulatory and professional fees.
(2)	The Company does not allocate its assets by segment, with the exception of Goodwill and Intangible assets.

Provided below is selected financial information about the Company’s operations by segment for the three months ended  June 30, 2024 (in thousands):

	Title	Corporate
	Insurance	and Other	Total
Insurance and other services revenue	$2,374	$750	$3,124

Cost of revenues:
Underwriting expenses	(52)	-	(52)
Provision for title claim losses	(18)	-	(18)
Search and other fees	(24)	-	(24)
Total cost of revenue	(94)	-	(94)

Gross profit	$2,280	$750	$3,030

Operating expenses:
Personnel costs	(1,626)	(345)	(1,971)
Other operating expense (1)	(846)	(293)	(1,139)
Amortization and depreciation	(40)	-	(40)
Total operating expense	(2,512)	(638)	(3,150)
Other income (expense), net	56	(105)	(49)
(Loss) income before income taxes	$(176)	$7	$(169)

Goodwill and intangible assets, net (2)	$6,722	$-	$6,722
(1)	Other operating expense primarily consists of rent and other occupancy expenses, software and equipment expense, corporate insurance and other regulatory and professional fees.
(2)	The Company does not allocate its assets by segment, with the exception of Goodwill and Intangible assets.

Provided below is selected financial information about the Company’s operations by segment for the six months ended  June 30, 2025 (in thousands):

	Title	Corporate
	Insurance	and Other	Total
Insurance and other services revenue	$4,782	$2,000	$6,782

Cost of revenues:
Underwriting expenses	(99)	-	(99)
Provision for title claim losses	(102)	-	(102)
Search and other fees	(56)	-	(56)
Total cost of revenue	(257)	-	(257)

Gross profit	$4,525	$2,000	$6,525

Operating expenses:
Personnel costs	(3,339)	(755)	(4,094)
Other operating expense (1)	(1,668)	(680)	(2,348)
Amortization and depreciation	(50)	-	(50)
Total operating expense	(5,057)	(1,435)	(6,492)
Other income, net	139	496	635
(Loss) income before income taxes	$(393)	$1,061	$668

Goodwill and intangible assets, net (2)	$6,647	$-	$6,647
(1)	Other operating expense primarily consists of rent and other occupancy expenses, software and equipment expense, corporate insurance and other regulatory and professional fees.
(2)	The Company does not allocate its assets by segment, with the exception of Goodwill and Intangible assets.

Provided below is selected financial information about the Company’s operations by segment for the six months ended  June 30, 2024 (in thousands):

	Title	Corporate
	Insurance	and Other	Total
Insurance and other services revenue	$4,320	$1,503	$5,823

Cost of revenues:
Underwriting expenses	(123)	-	(123)
Provision for title claim losses	(54)	-	(54)
Search and other fees	(35)	-	(35)
Total cost of revenue	(212)	-	(212)

Gross profit	$4,108	$1,503	$5,611

Operating expenses:
Personnel costs	(3,254)	(700)	(3,954)
Other operating expense (1)	(1,568)	(628)	(2,196)
Amortization and depreciation	(81)	-	(81)
Total operating expense	(4,903)	(1,328)	(6,231)
Other income, net	124	387	511
(Loss) income before income taxes	$(671)	$562	$(109)

Goodwill and intangible assets, net (2)	$6,722	$-	$6,722
(1)	Other operating expense primarily consists of rent and other occupancy expenses, software and equipment expense, corporate insurance and other regulatory and professional fees.
(2)	The Company does not allocate its assets by segment, with the exception of Goodwill and Intangible assets.

10.	Income Taxes

During the six months ended June 30, 2025, the Company recorded a non-cash debit to its valuation allowance of $170,000, decreasing its valuation allowance against deferred tax assets to $8.1 million as of June 30, 2025. The primary assets covered by this valuation allowance are federal net operating losses, which approximate $34.9 million at June 30, 2025. The Company did not make any cash payments for income tax in the three- and six-month periods ended June 30, 2025 and 2024 due to its net operating loss carryforwards.

The Company maintains a valuation allowance against deferred tax assets that currently exceeds our deferred tax liabilities. The primary assets covered by this valuation allowance are net operating loss carryforwards. The valuation allowance was calculated in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. The Company’s results over the most recent periods were heavily affected by business restructuring activities. The Company’s cumulative loss represented sufficient negative evidence to require a valuation allowance. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal, resulting in no deferred tax asset balance being recognized.

As of June 30, 2025, the Company has a valuation allowance that covers all deferred tax assets, net of deferred tax liabilities. The Company’s effective tax rates were 0.0% and (0.8%) for the three- and six-month periods ended June 30, 2025, respectively, and (29.0%) and (108.0%) for the three- and six-month periods ended June 30, 2024, respectively, and primarily related to a taxable loss at all jurisdictions and state income tax paid in jurisdictions without prior net operating loss carryforwards available to offset taxable income, respectively.

11.	Stockholders’ Equity

Basic earnings (loss) per common share are based upon the weighted average shares outstanding. Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings (loss) per share. Basic and diluted earnings (loss) per share are calculated using the following share data (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Weighted average shares outstanding for basic calculation	2,517	2,845	2,665	2,853
Add: Effect of dilutive stock awards	-	-	-	-

Weighted average shares outstanding, adjusted for diluted calculation	2,517	2,845	2,665	2,853

For the three- and six-month periods ended June 30, 2025 and 2024, there were no stock options or restricted stock awards outstanding.

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

During the three and six months ended  June 30, 2025, the Company repurchased 491,626 shares of common stock, at a weighted average price per share of $7.80, 402,322 shares of which were repurchased outside of, and as an exception to, the 2024 Repurchase Program. The total cost of shares repurchased, inclusive of fees and commissions, during the three and six months ended  June 30, 2025 was $3.8 million or $7.80 per share.

During the three and six months ended  June 30, 2024, the Company repurchased 48,333 shares of common stock, at a weighted average price per share of $5.00. The total cost of shares repurchased, inclusive of fees and commissions, during the three and six months ended  June 30, 2024 was $0.2 million or $5.02 per share.

During the three and six months ended June 30, 2025 and 2024, the Company did not declare or pay any dividends to its holders of common stock.

12.	Goodwill and Intangible Assets

Goodwill

The Company historically recognized $4.5 million in goodwill as the result of the acquisition of 50% of TAV on September 1, 2021, and an additional $2.0 million in goodwill as a result of the business combination with Omega Title Florida, LLC ("OTF") on August 1, 2022. The fair value of goodwill as of the date of these acquisitions was principally based on Level 3 inputs, such as values obtained from public and private market comparisons. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company did not record any goodwill impairment losses during the three or six months ended June 30, 2025 and 2024. The Company’s goodwill is allocated to the Title Insurance Segment. See Note 9, Segment Information for allocation of goodwill and intangible assets to the Company’s segments.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on our Unaudited Consolidated Balance Sheets at  June 30, 2025 and  December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Intangible assets subject to amortization	$155	$193
Total	$155	$193

Intangible assets subject to amortization consisted of the following as of June 30, 2025 (dollars in thousands):

	Weighted-average
	remaining
	amortization period	Gross carrying	Accumulated	Net carrying
	(in years)	amount	amortization	amount
Noncompetition agreement	2.1	$372	$(217)	$155
Total		$372	$(217)	$155

No impairment in the value of intangible assets was recognized during the three or six months ended June 30, 2025 and 2024.

Amortization expense of the intangible assets for the three- and six-month periods ended June 30, 2025 was $18,000 and $37,000, respectively. Amortization expense of the intangible assets for the three- and six-month periods ended June 30, 2024 was $19,000 and $37,000, respectively.

Estimated amortization expense of the intangible assets to be recognized by the Company during the remainder of 2025 and over the following years is as follows (in thousands):

Estimated Amortization
Year ending December 31,	Expense
Remaining in 2025	$36
2026	74
2027	45
Total	$155

13.	Commitments and Contingencies

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

Litigation

The Company’s subsidiaries are parties to legal actions incidental to their business. As of June 30, 2025, management believed that the resolution of these matters would not materially affect our financial condition or results of operations.

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

Citibank Foreclosure Against Unrelated Third Party

On May 13, 2024, the Company was served with a foreclosure action filed by Citibank, N.A., primarily against two individually named defendants. The Company was identified as a co-defendant in this matter as the Company has a recorded judgment against one of the primary defendants. The Company has retained outside counsel in this matter in efforts to preserve any claim the Company may have to said recorded judgment against the primary defendant. Given the posture of the litigation, management does not believe this matter will result in a material adverse effect on the Company’s consolidated financial statements.

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

The Company’s operating leases range in term from one to five years. As of June 30, 2025, the weighted-average remaining lease term of our operating leases was 2.0 years.

The Company’s lease agreements do not contain material variable lease payments, buyout options, residual value guarantees or restrictive covenants.

Most of the Company’s leases include one or more options to renew, with renewal terms that can extend the lease term by varying amounts. The exercise of lease renewal options is at our sole discretion. We do not include options to renew in our measurement of lease assets and lease liabilities as they are not considered reasonably assured of exercise as of June 30, 2025.

The lease liability is determined by discounting future lease payments using a discount rate based on the Company’s incremental borrowing rate for similar collateralized borrowing. The discount rate is calculated using estimates of capitalization rates and borrowing rates. As of June 30, 2025, the weighted-average discount rate used to determine our operating lease liability was 6.0%.

Lease expense included in general and administrative expenses on the Unaudited Consolidated Statements of Operations was $200,000 and $296,000 for the three months ended June 30, 2025 and 2024, respectively, and $419,000 and $550,000 for the six months ended June 30, 2025 and 2024, respectively .

Future minimum rental commitments as of June 30, 2025 under these leases are expected to be as follows (in thousands):

Remainder of 2025	$179
2026	304
2027	133
2028	5
Total lease payments, undiscounted	$621
Less: present value discount	(34)
Lease liabilities, at present value	$587

14.	Subsequent Events

As previously disclosed in the Company’s Definitive Information Statement on Schedule 14C, as filed with the SEC on August 8, 2025, on July 25, 2025, the Board approved, and unanimously recommended that the Company’s stockholders approve, a Certificate of Amendment to the Company’s Restated Certificate of Incorporation to decrease the total number of authorized shares of all classes of the Company’s capital stock from 36,000,000 shares to 8,000,000 shares by decreasing the number of authorized shares of the Company’s common stock from 35,000,000 to 7,000,000 shares (the “Certificate of Amendment”). In accordance with applicable law, the requisite stockholders of the Company approved the Certificate of Amendment by written consent on July 26, 2025. The Certificate of Amendment will become effective as of the date and time stated in the Certificate of Amendment upon its filing with the Secretary of State of the State of Delaware, which we expect to file on or about September 2, 2025.

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

As of June 30, 2025, our sources of income include earnings from our title insurance subsidiaries, management service fees and interest earned on invested assets. The Company believes that the revenue generated from these sources and cash on hand is sufficient to fund operating expenses for at least 12 months from the date of the accompanying Unaudited Consolidated Financial Statements.

The Company will continue to pursue acquisition opportunities which will allow us to potentially derive benefit from the Company’s net operating loss carryforwards and also create appropriate risk adjusted returns for stockholders.

Title Insurance Segment Trends and Conditions

Our title insurance segment revenue is closely related to the level of real estate activity, such as sales, mortgage financing and mortgage refinancing. Declines in the level of real estate activity or the average price of real estate sales will adversely affect our title insurance revenues. The industry as a whole saw declined levels in total real estate transactions in the last several years, largely due to higher mortgage interest rates. In the last four months of 2024, the Federal Reserve lowered the federal funds rate to a current range of 4.25% to 4.50%; however, the ongoing political and market uncertainties have prevented the Federal Reserve from reducing the federal funds rate further, stalling any small improvements in real estate activity. While the 2024 and potential future Federal Reserve rate decreases may positively impact the title insurance market, mortgage rates continue to remain relatively high and will likely continue to contribute to decreased real estate activity in the upcoming year. Per the Mortgage Bankers Association's (“MBA”) Mortgage Finance Forecast as of July 2025, interest rates on a Freddie Mac 30-year, fixed rate mortgage averaged 6.8% in the first quarter of 2025 and are projected to stay relatively stable at the current level through the end of 2025. However, despite continued elevated interest rates, per the MBA Mortgage Finance Forecast as of July 2025, mortgage origination volume is expected to increase by approximately 14% in 2025 as compared to 2024, to approximately $2.02 trillion in mortgage originations as compared to $1.78 trillion in 2024.

A shortage in the supply of homes for sale, increasing home prices, high mortgage interest rates and inflation have created volatility in the residential real estate market in the last several years. Despite the Federal Reserve lowering the federal funds rate in 2024, current interest rates remain at elevated levels compared to pre-2021 interest rates. Additionally, recent geopolitical uncertainties and federal government efforts have created elevated volatility in domestic and global arenas.

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

Results from Operations

(in thousands)

	Three Months Ended			Six Months Ended
	June 30,	June 30,		June 30,	June 30,
	2025	2024	Change	2025	2024	Change
Net title premium written	$1,998	$1,670	$328	$3,386	$3,074	$312
Escrow and other title fees	812	704	108	1,396	1,246	150
Management fees	1,250	750	500	2,000	1,503	497
Total revenue	4,060	3,124	936	6,782	5,823	959
Cost of revenues	(157)	(94)	(63)	(257)	(212)	(45)
Gross profit	$3,903	$3,030	$873	$6,525	$5,611	$914
Operating expenses	(3,321)	(3,150)	(171)	(6,492)	(6,231)	(261)
Other income, net	366	(49)	415	635	511	124
Income (loss) before income taxes	$948	$(169)	$1,117	$668	$(109)	$777

Comparison of three and six months ended June 30, 2025 and 2024

The Company’s net title premiums written for the three- and six-month periods ended June 30, 2025 were $2.0 million and $3.4 million, respectively, compared to net title premiums written for the three- and six-month periods ended June 30, 2024 of $1.7 million and $3.1 million, respectively. The increase in net title premiums written for the three- and six-month periods ended June 30, 2025 as compared to the same periods of last year was due to higher volume of affiliated title business written during the second quarter of 2025. Escrow and other title fees revenue also increased by $0.1 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, and increased $0.2 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, due to higher volume of affiliated title business written during the second quarter of 2025.

Management fees increased to $1.3 million and $2.0 million for the three and six months ended June 30, 2025, respectively, as compared to $0.8 million and $1.5 million for the three and six months ended June 30, 2024, respectively. The increase was due to the new Services Agreement with HP Risk becoming effective June 1, 2025. HP Risk is a wholly-owned subsidiary of HP Holding Company, LLC, which, in turn, is wholly owned by certain affiliates of Steven A. Hale II, our Chairman and Chief Executive Officer, pursuant to which the Company is providing certain managerial and operational services to HP Risk for consideration from HP Risk of $6.0 million per year over the course of three years. Such services include, but are not limited to: reinsurance brokerage services; the review and improvement of financial goals; compliance with legal and regulatory mandates; maintenance of an ethical business environment; investment and asset manager compliance; cash and equity management; corporate tax management; personnel management; related party transaction oversight; tax preparation administration; strategic capital modeling; the review of potential acquisitions and transactions involving affiliates and third parties, including but not limited to, renewal rights deals, loss portfolio transfers or entity acquisitions; execution of (or provision for the execution of) all general corporate legal matters; and provision of internal control management services.

Total revenue was $4.1 million and $3.1 million for the three-month periods ended June 30, 2025 and June 30, 2024, respectively, and $6.8 million and $5.8 million for the six-month periods ended June 30, 2025 and June 30, 2024, respectively. The increase in revenue was primarily a result of the management fees derived from the Services Agreement with HP Risk and higher title affiliated business volume written in the second quarter of 2025.

The Company’s cost of revenues consists primarily of a provision for title claim losses and underwriting expenses, which are largely comprised of commissions to unaffiliated title agencies. Cost of revenues for the three-month periods ended June 30, 2025 and June 30, 2024 was $0.2 million and $0.1 million, respectively. Cost of revenues for the six-month period ended June 30, 2025 was $0.3 million compared to $0.2 million for the six-month period ended June 30, 2024. The increase in cost of revenue for both the three and six months ended June 30, 2025, as compared to prior periods, was attributable to a $47,000 increase in the provision for title claims loss and loss adjustment expense attributable to one claim related to the prior insured year, as a result of estimation of the reserve for claims loss and loss adjustment expenses. Original estimates of ultimate loss exposures are decreased or increased as additional information becomes known during the adjustment process regarding individual claims.

The Company’s operating expenses primarily consist of general and administrative expenses such as personnel expenses, office and technology expenses, and professional fees. Operating expenses increased $0.2 million for the three months ended June 30, 2025 as compared to three months ended June 30, 2024, and $0.3 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase is primarily due to higher legal and professional fees related to transactions described in Note 3, Significant Transactions, in the accompanying Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as an increase in employee health and benefit costs in 2025 as compared to 2024.

Other income, net primarily consists of net interest income, dividend income, change in the net asset value of investment in limited partnership as well as changes in value and distributions from our related party investments. Other income, net was $0.4 million for the three-month period ended June 30, 2025, compared to Other expense, net of ($0.05 million) for the three-month period ended June 30, 2024. The increase was primarily a result of higher distributions from related parties for the three-month period ended June 30, 2025 of $240,000, as compared to $39,000 distributed during the three-month period ended June 30, 2024. Additionally, Other expense, net during the three-month period ended June 30, 2024 was driven by the impairment of HC Common Stock of $241,000. Other income, net was $0.6 million for the six-month period ended June 30, 2025, compared to $0.5 million for the six-month period ended June 30, 2024. The increase was primarily driven by higher distributions from related parties for the six-month period ended June 30, 2025 of $485,000, as compared to $200,000 distributed during the six-month period ended June 30, 2024 as well as lower impairment taken on the Company's investments in HC Common Stock and HC Series B Stock of $41,000 during the six-month period ended June 30, 2025 as compared to impairment of $241,000 during the six month period ended June 2024. Additionally, HC Realty did not declare or pay dividends on HC Common Stock or HC Series B Stock during the six-month period ended June 30, 2025, compared to $0.3 million of dividends declared on the HC Series B Stock for the six-month period ended June 30, 2024.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand, earnings from our title insurance subsidiaries, management service fees and interest earned on invested assets. At June 30, 2025, we had $9.5 million in cash and cash equivalents and an additional $11.1 million in restricted cash, substantially all of which is cash held in escrow for title insurance transactions. A portion of our unrestricted and restricted cash is currently held in savings accounts earning interest at approximately 3.8% annually. Historically, we also received discretionary dividends on our HC Common Stock and HC Series B Stock at annual dividend rates of approximately 0.4% and 10%, respectively. No dividends have been declared on HC Common Stock and HC Series B Stock since the first quarter of 2024. During the second quarter of 2025, the Company entered into the Services Agreement with HP Risk under which the Company earns a management advisory fee of $6.0 million per year over the course of three years. We believe that the sources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months, even if no dividends are declared on HC Common Stock and HC Series B Stock within the next 12 months.

Cash Flows

(in thousands)

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
Net cash provided by operating activities	$2,907	$7,754
Net cash provided by (used in) investing activities	1,059	(500)
Net cash used in financing activities	(3,851)	(346)
Net increase in cash and cash equivalents and restricted cash	115	6,908
Cash and cash equivalents and restricted cash at beginning of period	$20,409	$17,752
Cash and cash equivalents and restricted cash at end of period	$20,524	$24,660

Cash flows provided by operating activities differ from net income (loss) due to adjustments for non-cash items, such as gains and losses on investments, the timing of disbursements for taxes, claims and other accrued liabilities, and collections or changes in receivables and other assets. Net cash provided by operating activities of $2.9 million differs from operating results for the six-month period ended June 30, 2025, primarily due to an increase of $2.8 million in escrow liabilities on the title insurance subsidiaries. Net cash provided by operating activities of $7.8 million differs from operating results for the six-month period ended June 30, 2024, primarily due to an increase of $7.8 million in escrow liabilities on the title insurance subsidiaries.

Cash flows provided by (used in) investing activities include effects of purchases of investments and proceeds from sales or maturities of investments. During the six-month period ended June 30, 2025, the Company's fixed-income portfolio has matured, resulting in $1.0 million in proceeds. Additionally, during the six-month period ended June 30, 2025, the Company received proceeds from its investments in limited partnership of $0.3 million and provided additional contributions to related parties of $0.3 million. During the six-month period ended June 30, 2024, the Company purchased $0.7 million and received proceeds of $0.2 million from its investments in limited partnerships.

Cash flows used in financing activities include share repurchases and effects of changes in noncontrolling interest. Cash flows used in financing activities for the six-month period ended June 30, 2025 of $3.9 million consisted of $3.8 million of repurchases of common stock and $17,000 of distributions to non-controlling interest shareholders. Cash flows used in financing activities for the six-month period ended June 30, 2024 of $0.3 million consisted of $0.2 million of repurchases of common stock and $0.1 million of distributions to non-controlling interest shareholders.

Non-cash Transactions

Additionally, during the second quarter of 2025, the Company entered into an Assignment and Contribution Agreement (the “Contribution Agreement”) with the certain assignors listed therein (the “Assignors”), pursuant to which the Assignors agreed to assign and contribute to the Company an aggregate of 10,203 shares of common stock, no par value ("ACMAT Common Stock"), and 291,656 shares of Class A stock, no par value ("ACMAT Class A Stock"), of ACMAT Corporation (“ACMAT”), a Connecticut corporation, and, in consideration of and exchange therefor, the Company agreed to issue to the Assignors an aggregate of 2,899,876 shares of Company common stock, contingent upon the closing of the transactions contemplated by the Services Agreement. After giving effect to the transactions pursuant to the Contribution Agreement, the Company owns approximately 39.1% of the outstanding equity of ACMAT and approximately 10.4% of the voting power of ACMAT, based on ACMAT's outstanding equity as of May 6, 2025. Holders of ACMAT Class A Stock are entitled to one-tenth vote per share in relation to ACMAT Common Stock, holders of which are entitled to one vote per share, with respect to matters subject to approval by ACMAT stockholders. ACMAT, through its subsidiaries, offers surety bonds for prime, sub-prime, specialty trade, environmental, asbestos and lead abatement contractors and miscellaneous obligations nationwide. ACMAT also provides other miscellaneous surety such as workers’ compensation bonds, supply bonds, subdivision bonds, and license and permit bonds. Hale Partnership Capital Management, LLC, an entity wholly owned by Mr. Hale, is the registered investment advisor or investment manager for each of the Assignors, and Mr. Hale is the sole principal owner of Hale Partnership Capital Advisors, LLC, the general partner of all but one of the Assignors. The transaction closed on June 30, 2025.

As a result of the transaction, the Company recorded a $12.5 million investment in ACMAT Corporation based on the value of the Company's 2,899,876 shares of common stock issued as a consideration given. The transaction is classified as a nonmonetary, non-reciprocal transfer between related parties and did not constitute a business combination under ASC 805. No cash consideration was exchanged. Refer to Note 5, Investments, in the accompanying Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for initial and subsequent measurements of the Company's investments in ACMAT Common Stock and ACMAT Class A Stock.

Critical Accounting Policies

Our critical accounting policies and estimates are provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the year ended December 31, 2024. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three and six months ended June 30, 2025.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2025 was conducted under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2025, were effective at the reasonable assurance level.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table summarizes the Company’s repurchase activity, including activity under the share repurchase programs, for the three months ended June 30, 2025:

			Total number of shares	Maximum dollar value
	Total number of		purchased as part of	of shares that may yet
	shares	Average price paid	publicly announced	be purchased under the
Period	purchased	per share	plans or programs	plans or programs
April 2025	402,322	$7.80	-	$1,258,335
May 2025	-	$-	-	$1,258,335
June 2025	89,304	$7.80	89,304	$561,764
Total	491,626	$7.80	89,304	$561,764

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the three months ended June 30, 2025, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

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

3.4	Certificate of Amendment of Restated Certificate of Incorporation of HG Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed June 30, 2025).

10.1	Stock Repurchase Agreement, dated April 21, 2025, by and among HG Holdings, Inc. and the Sellers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed April 23, 2025).

10.2	Assignment and Contribution Agreement, dated April 21, 2025, by and among HG Holdings, Inc. and the Assignors named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed April 23, 2025).

10.3	Master Services Agreement, dated April 21, 2025, by and between HG Holdings, Inc. and HP Risk Solutions, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed April 23, 2025).

31.1	Certification by Steven A. Hale II, our Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification by Anna Lieb, our Principal Financial and Accounting Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Steven A. Hale II, our Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of Anna Lieb, our Principal Financial and Accounting Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	Inline XBRL INSTANCE DOCUMENT (1)

101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT (1)

101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE (1)

101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE (1)

101.LAB	Inline XBRL TAXONOMY EXTENSION LABELS LINKBASE (1)

101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE (1)

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101) (1)

(1)	Filed herewith
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

Date: August 13, 2025	HG HOLDINGS, INC.
By: /s/ Anna Lieb
Name: Anna Lieb
Title: Principal Financial and Accounting Officer