Form 10-Q
period 2025-09-30
HG Holdings, Inc.
filed 2025-11-13
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission file number: 001-34964

HG HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	54-1272589
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6265 Old Water Oak Road, Suite 204, Tallahassee, FL 32312
(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (850) 201-9204

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

As of November 11, 2025, there were 5,204,713 outstanding shares of common stock of HG Holdings, Inc., par value $0.02 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

HG HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Cash and cash equivalents	$10,305	$12,145
Restricted cash	10,551	8,264
Investments
Fixed income securities, held-to-maturity	-	1,000
Investments in limited partnerships	2,010	2,183
Investments in related parties	22,764	10,073
Accounts receivable	1,169	263
Interest and dividend receivables	-	19
Prepaid expenses	295	288
Property, plant and equipment, net	44	62
Lease assets	616	611
Goodwill	6,492	6,492
Intangible assets, net	137	193
Other assets	626	575
Total assets	$55,009	$42,168

LIABILITIES
Accounts payable	$49	$106
Accrued salaries, wages and benefits	493	496
Escrow liabilities	10,396	8,110
Other accrued expenses	429	360
Reserve for title claims	682	637
Lease liabilities	618	616
Other liabilities	18	35
Total liabilities	$12,685	$10,360

Commitments and contingencies (refer to Note 12)

STOCKHOLDERS’ EQUITY
Common stock, $0.02 par value, 7,000,000 shares authorized as of September 30, 2025 and 35,000,000 shares authorized as of December 31, 2024; 5,204,713 shares issued and outstanding as of September 30, 2025 and 2,813,214 shares issued and outstanding as of December 31, 2024	100	52
Additional paid-in capital	39,058	30,491
Retained earnings	3,267	1,413
Total stockholders’ equity	42,425	31,956
Noncontrolling interests	(101)	(148)
Total equity	42,324	31,808
Total liabilities and stockholders’ equity	$55,009	$42,168

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

Revenues:
Net premiums written	$1,886	$1,649	$5,272	$4,723
Escrow and other title fees	734	669	2,130	1,915
Management fees from related parties	1,500	750	3,500	2,253
Total revenues	4,120	3,068	10,902	8,891

Cost of revenues:
Underwriting expenses	33	41	132	164
(Recoveries of) provision for title claim losses	(15)	48	87	102
Search and other fees	13	10	68	45
Total cost of revenues	31	99	287	311

Gross underwriting profits and management fee income	4,089	2,969	10,615	8,580

Operating expenses:
General and administrative expenses	3,327	3,252	9,819	9,482

Other income/expenses:
Net investment income	333	325	489	886
Other income (expense), net	4	(7)	38	9
Income from investments in related parties, net	196	73	640	8

Income from operations before income taxes	1,295	108	1,963	1

Income tax expense (benefit)	6	(49)	1	68

Net income (loss)	1,289	157	1,962	(67)
Net income (loss) attributable to noncontrolling interests	63	(13)	108	-
Net income (loss) attributable to the Company's shareholders	$1,226	$170	$1,854	$(67)

Basic and diluted per share net income (loss) attributable to the Company's shareholders:
Basic	$0.23	$0.06	$0.53	$(0.02)
Diluted	$0.23	$0.06	$0.53	$(0.02)

Weighted average shares outstanding:
Basic	5,221	2,813	3,520	2,840
Diluted	5,221	2,813	3,520	2,840

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

			Additional	Retained
	Common Stock		Paid-in	Earnings	Noncontrolling
	Shares	Common Stock	Capital	(Deficit)	Interest	Total

Balance at January 1, 2025	2,813	$52	$30,491	$1,413	$(148)	$31,808

Net loss	-	-	-	(257)	(19)	(276)

Balance at March 31, 2025	2,813	$52	$30,491	$1,156	$(167)	$31,532

Net income	-	-	-	885	63	948
Non-controlling interest shareholders distributions	-	-	-	-	(17)	(17)
Issuance of common stock	2,900	59	12,411	-	-	12,470
Repurchase of common stock	(492)	(10)	(3,824)	-	-	(3,834)

Balance at June 30, 2025	5,221	$101	$39,078	$2,041	$(121)	$41,099

Net income	-	-	-	1,226	63	1,289
Non-controlling interest shareholders contributions (distributions)	-	-	111	-	(43)	68
Repurchase of common stock	(16)	(1)	(131)	-	-	(132)

Balance at September 30, 2025	5,205	$100	$39,058	$3,267	$(101)	$42,324

Balance at January 1, 2024	2,862	$53	$30,491	$1,894	$(17)	$32,421

Net income (loss)	-	-	-	20	(27)	(7)
Non-controlling interest shareholders distributions	-	-	-	-	(53)	(53)

Balance at March 31, 2024	2,862	$53	$30,491	$1,914	$(97)	$32,361

Net (loss) income	-	-	-	(258)	40	(218)
Non-controlling interest shareholders distributions	-	-	-	-	(50)	(50)
Repurchase of common stock	(49)	(1)	-	(242)	-	(243)

Balance at June 30, 2024	2,813	$52	$30,491	$1,414	$(107)	$31,850

Net income (loss)	-	-	-	170	(13)	157
Non-controlling interest shareholders distributions	-	-	-	-	(19)	(19)

Balance at September 30, 2024	2,813	$52	$30,491	$1,584	$(139)	$31,988

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024

Net income (loss) attributable to the Company's shareholders	$1,854	$(67)
Net income attributable to noncontrolling interests	108	-
Net income (loss)	1,962	(67)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation expense	18	52
Amortization expense	56	56
Change in net asset value of investment in limited partnership	(217)	(273)
Amortization of premium and accretion of discount, net	-	(3)
Loss from investments in related parties	41	273
Non-cash lease expense	(3)	2
Changes in operating assets and liabilities:
Prepaid expenses	(7)	(75)
Accounts receivable	(906)	(232)
Interest and dividends receivable	19	275
Other assets	(51)	(9)
Accounts payable	(57)	(277)
Accrued salaries, wages, and benefits	(3)	150
Escrow liabilities	2,286	4,978
Reserve for title claims	45	102
Other accrued expenses	69	23
Other liabilities	(17)	50
Net cash provided by operating activities	3,235	5,025

Cash flows from investing activities:
Purchases of investments	-	(700)
Purchases of investments in related parties	(263)	(24)
Proceeds from redemptions of fixed-income securities	1,000	1,050
Proceeds from investment in limited partnerships	390	217
Net cash provided by investing activities	1,127	543

Cash flows from financing activities:
Repurchase of shares of common stock	(3,966)	(243)
Subsidiary contributions (distributions) paid to non-controlling interest shareholders, net	51	(122)
Net cash used in financing activities	(3,915)	(365)

Net increase in cash and cash equivalents and restricted cash	447	5,203
Cash and cash equivalents and restricted cash at beginning of period	20,409	17,752
Cash and cash equivalents and restricted cash at end of period	$20,856	$22,955

Cash and cash equivalents	$10,305	$10,368
Restricted cash	10,551	12,587
Cash and cash equivalents and restricted cash at end of period	$20,856	$22,955

Supplemental Disclosures of Non-Cash Investing Activities
Issuance of common stock for investment in ACMAT Corporation	$12,469	$-

Other Supplemental Disclosures
State income tax paid	$15	$-

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation and Nature of Operations

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. However, the Company (as defined below) believes that the disclosures made are adequate for a fair statement of results of operations and financial position. In addition, the year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. In the opinion of management of the Company, these statements include all adjustments necessary for a fair statement of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Operating results for the interim periods reported herein may not be indicative of the results expected for the year. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s latest Annual Report on Form 10-K filed with the SEC on March 27, 2025 (the “2024 Form 10-K”).

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

Additionally, the Company owns 250 shares of HC Realty’s Common Stock (the “HC Common Stock”) and 1,025,000 shares of HC Realty’s 10.00% Series B Cumulative Convertible Preferred Stock (the “HC Series B Stock”). As of September 30, 2025, the Company owns approximately 28.0% of the voting interest of HC Realty. In June 2024, HC Realty effected a one (1) for one thousand two hundred (1,200) reverse stock split of its common stock, which resulted in a reduction in the number of our shares of HC Common Stock from 300,000 to 250.

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

During the nine months ended September 30, 2025, there have been no material changes to the Company’s significant accounting policies as described in its 2024 Form 10-K.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), that requires public entities, on an annual basis, to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and provide more details about the reconciling items in some categories if items meet a quantitative threshold. The guidance will require all entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance makes several other changes to the disclosure requirements. All entities are required to apply the guidance prospectively, with the option to apply it retrospectively. ASU 2023-09 became effective for the Company on January 1, 2025. The Company will provide the required disclosures in its Annual Report on Form 10-K for the year ended December 31, 2025, and the adoption of ASU 2023-09 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Prior to the Repurchase, the Sellers owned an aggregate of approximately 41.4% of the Company’s outstanding shares of common stock. After giving effect to the Repurchase and the transactions effected pursuant to the Contribution Agreement (defined and described below), the Sellers owned an aggregate of approximately 14.4% of the Company’s outstanding shares of common stock.

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

Assignment and Contribution Agreement

On April 21, 2025, the Company entered into an Assignment and Contribution Agreement (the “Contribution Agreement”) with the certain assignors listed therein (the “Assignors”), pursuant to which the Assignors agreed to assign and contribute to the Company an aggregate of 10,203 shares of common stock, no par value ("ACMAT Common Stock"), and 291,656 shares of Class A stock, no par value ("ACMAT Class A Stock"), of ACMAT Corporation (“ACMAT”), a Connecticut corporation, and, in consideration of and exchange therefor, the Company agreed to issue to the Assignors an aggregate of 2,899,876 shares of Company common stock, contingent upon the closing of the transactions contemplated by the Services Agreement described in the previous paragraph. After giving effect to the transactions pursuant to the Contribution Agreement, the Company owns approximately 39.1% of the outstanding equity of ACMAT and approximately 10.4% of the voting power of ACMAT, based on ACMAT's outstanding equity as of August 5, 2025. Holders of ACMAT Class A Stock are entitled to one-tenth vote per share in relation to ACMAT Common Stock, holders of which are entitled to one vote per share, with respect to matters subject to approval by ACMAT stockholders. ACMAT, through its subsidiaries, offers surety bonds for prime, sub-prime, specialty trade, environmental, asbestos and lead abatement contractors and miscellaneous obligations nationwide. ACMAT also provides other miscellaneous surety bonds such as workers’ compensation bonds, supply bonds, subdivision bonds, and license and permit bonds.

HPCM, an entity wholly owned by Mr. Hale, is the registered investment advisor or investment manager for each of the Assignors, and Mr. Hale is the sole principal owner of Hale Partnership Capital Advisors, LLC, the general partner of all but one of the Assignors.

Prior to the transactions effected pursuant to the Contribution Agreement and the Repurchase described above, the Assignors owned an aggregate of approximately 34.7% of the Company’s outstanding shares of common stock. After giving effect to the transactions effected pursuant to the Contribution Agreement and the Repurchase described above, the Assignors owned an aggregate of approximately 73.0% of the Company’s outstanding shares of common stock. This transaction closed on June 30, 2025.

4.	Investments

Investments in Related Parties

On June 30, 2025, the Company completed a non-cash equity-for-equity exchange transaction acquiring a 39.1% equity interest (10.4% voting interest) in ACMAT. ACMAT was considered a related party as the Company is a principal owner of ACMAT, owning approximately 10.4% of its voting interest. For further information, refer to Note 3, Significant Transactions. As of September 30, 2025, the Company's investment in ACMAT was carried at $12.5 million and accounted for under the equity method of accounting as the Company has concluded it has a significant influence over the investee. During the three and nine months ended September 30, 2025, the Company did not record any income or loss from its investment in ACMAT as the Company made an election to account for the results of ACMAT on a quarter lag.

As a result of the Company’s holdings in ACMAT, the Company includes the following summarized income statement information of ACMAT for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Total revenue	$1,044	$1,268	$2,719	$2,809
Total expense	774	824	2,416	2,365
Pre-tax earnings	270	444	303	444
Provision for income tax	(36)	(36)	(36)	4
Net earnings	$306	$480	$339	$440

Additionally, the Company owns approximately 28.0% of the voting interest of HC Realty through its ownership of 250 shares of HC Common Stock and 1,025,000 shares of HC Series B Stock.

The following table summarizes the Company’s investment in HC Realty as of September 30, 2025 and  December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024 (amounts in thousands, except ratios):

					Loss recorded in the Consolidated
	Ownership %		Carrying Value		Statements of Operations (b)
					For the Three		For the Nine
					Months Ended		Months Ended
					September 30,		September 30,
	September 30,	December 31,	September 30,	December 31,
	2025	2024	2025	2024	2025	2024	2025	2024

HC Series B Stock (a)	27.9%	27.9%	$9,215	$9,256	$-	$-	$(41)	$-
HC Common Stock	0.1%	0.1%	9	9	-	(2)	-	(273)
Total	28.0%	28.0%	$9,224	$9,265	$-	$(2)	$(41)	$(273)
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

The Company’s investment in HC Common Stock is accounted for under the equity method of accounting as the Company has concluded it has a significant influence over the investee. The HC Series B Stock is not deemed to be in-substance common stock and is accounted for under the cost adjusted for market observable events less impairment method. Both investments in HC Common Stock and HC Series B Stock are evaluated quarterly for impairment. During the three and nine months ended September 30, 2025, the Company did not recognize any impairment of HC Common Stock. During the three and nine months ended September 30, 2024, the Company recognized an impairment of HC Common Stock in the amount of $0 and $241,000. During the three and nine months ended September 30, 2025, the Company recognized impairment of HC Series B Stock of $0 and $41,000 respectively. During the three and nine months ended September 30, 2024, the Company did not recognize any impairment of HC Series B Stock.

As a result of the Company’s holdings in HC Realty, the Company includes the following summarized income statement information of HC Realty for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Total revenue	$5,333	$5,365	$15,943	$15,977
Total expense	8,837	10,490	25,504	28,139
Net loss	$(3,504)	$(5,125)	$(9,561)	$(12,162)

The Company’s other investments in related parties totaled $1.1 million as of September 30, 2025 and $808,000 as of  December 31, 2024, and included investments in limited liability companies and corporations. These investments do not meet the criteria for accounting under the equity method and are accounted for under the cost adjusted for market observable events less impairment method. As of September 30, 2025, the Company had total receivables and payables from the related parties of $526,000 and $254,000, respectively. As of December 31, 2024, the Company had total receivables and payables from these related parties of $3,000 and $136,000, respectively. During the three- and nine-month periods ended September 30, 2025, the Company received $196,000 and $681,000 of distributions from the related party investees, respectively, which are included in “Income from investments in related parties, net” in the Unaudited Consolidated Statements of Operations. During the three- and nine-month periods ended September 30, 2024, the Company received $75,000 and $275,000 of distributions from other investments in related parties, respectively, which are included in “Income from investments in related parties, net” in the Unaudited Consolidated Statements of Operations.

Other Investments

The following table details investments by major investment category, other than investments in related parties, at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
		Cost/Amortized		Cost/Amortized
	Fair Value	Cost, Net	Fair Value	Cost, Net
U.S. government and agency securities, held-to-maturity (1)	$-	$-	$1,000	$1,000
Investment in limited partnership, at net asset value (2)	2,010	2,010	2,183	2,183
Total investments	$2,010	$2,010	$3,183	$3,183
(1)	The Company's fixed-income securities portfolio was classified as held-to-maturity and reported at amortized cost as of December 31, 2024. The fixed-income securities were classified as Level 2 in the fair value hierarchy. As of December 31, 2024, there were no unrealized gains or losses on fixed-income securities. The Company's fixed-income securities matured in the first quarter of 2025.
(2)

As of September 30, 2025, there are no unfunded commitments related to the investment in limited partnership. This limited partnership invests in property catastrophe risk through customized reinsurance solutions. The underlying assets of the limited partnership are one year or less in duration and the Company’s proceeds may be redeemed or reinvested annually. Changes in net asset value of the investment in limited partnership are included in "Net investment income" on the Company’s Unaudited Consolidated Statements of Operations.

The Company has elected the practical expedient for fair value for its investment in limited partnership which is estimated based on our share of the net asset value (“NAV”) of the limited partnership, as provided by the independent fund administrator. The Company’s share of the NAV represents the Company’s proportionate interest in the members’ equity of the limited partnership.

Net investment income

Net investment income for the three and nine months ended September 30, 2025 and 2024 is detailed below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Interest on:
Cash equivalents	$89	$70	$272	$273
Fixed income securities	-	35	1	88
Dividends on investment in HC Series B Stock	-	-	-	256
Change in NAV of investment in limited partnership	244	222	217	273
Less: Investment expense	-	(2)	(1)	(4)
Net investment income	$333	$325	$489	$886

5.	Reserve for Title Claims

NCTIC’s reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through September 30, 2025. We continually update loss reserve estimates as new information becomes known, new loss patterns emerge or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses. Due to the uncertainty inherent in the process and to the judgment used by management, the ultimate liability may be greater or less than our current reserves. If actual claims loss development varies from what is currently expected and is not offset by other factors, it is possible that additional reserve adjustments may be required in future periods in order to maintain our recorded reserve within a reasonable range of our actuary's central estimate.

A reconciliation of the activity in the reserves account for the nine-month periods ended September 30, 2025 and 2024 is as follows (in thousands):

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2025	September 30, 2024
Beginning Reserves	$637	$313

Provision for claims related to:
Current year	188	102
Prior years	(67)	-
Total provision for claim losses	121	102

Claims paid related to:
Current year	-	-
Prior years	76	-
Total title claims paid	76	-

Ending Reserves	$682	$415

At September 30, 2025, there were no reinsurance recoverables on paid claims or unpaid reserves.

For the three months ended September 30, 2025, the Company recognized favorable title claims loss and loss adjustment expense development of $34,000 attributable to insured events of the prior years as a result of estimation of the reserve for claims loss and loss adjustment expenses. For the nine months ended September 30, 2025, the Company recognized an additional $15,000 net provision for title claims loss and loss adjustment expense attributable to insured events of the prior years as a result of estimation of the reserve for claims loss and loss adjustment expenses. Original estimates of ultimate loss exposures are decreased or increased as additional information becomes known during the adjustment process regarding individual claims.

A summary of the Company’s loss reserves at September 30, 2025 and December 31, 2024 is as follows (in thousands):

	As of September 30, 2025	As of December 31, 2024
Known title claims	$65	$114
IBNR title claims	617	523
Total title claims	682	637
Non-title claims	-	-
Total title claims reserves	$682	$637

6.	Reinsurance

Certain premiums and benefits at NCTIC are ceded to other insurance companies under various reinsurance agreements. The reinsurance agreements provide NCTIC with increased capacity to write more risk and maintain its exposure to loss within its capital resources. For the three- and nine-month periods ended September 30, 2025 and 2024, NCTIC's reinsurance program consisted of excess of loss reinsurance treaties. The following is a summary of the reinsurance coverage:

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

NCTIC’s reinsured risks are treated, to the extent of reinsurance, as though they are risks for which the Company is not liable. However, NCTIC remains contingently liable in the event its reinsurers do not meet their obligations under these reinsurance contracts. NCTIC uses a broker to place its reinsurance through Lloyd’s syndicates, a group of underwriters who work together to provide insurance coverage for a variety of risks. Chaucer Syndicates Ltd. (“Chaucer Syndicates”) and Beazley Syndicate (“Beazley”) are each 50% participants in the Lloyd’s syndicate. As such, NCTIC has a concentration of reinsurance risk with these third-party reinsurers that could have a material impact on NCTIC’s financial position in the event that either of these reinsurers fail to perform their obligations under the reinsurance treaty. As of September 30, 2025, Chaucer Syndicates was rated A (excellent) by A.M. Best, A+ (strong) by Standard & Poor's and AA- (very strong) by Fitch. Beazley was rated A+ (superior) by A.M. Best, AA- (very strong) by Standard & Poor's and AA- (very strong) by Fitch. The Company monitors the financial condition of individual reinsurers, risk concentration arising from similar activities as well as economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. Given the quality of the reinsurers, management believes this possibility to be remote. At September 30, 2025, there were no reinsurance recoverables on paid claims or unpaid reserves.

The effects of reinsurance on the title premiums written and earned at NCTIC for the three and nine -month periods ended September 30, 2025 and 2024 are as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Direct title premiums	$1,460	$1,490	$3,807	$3,555
Ceded title premiums	(13)	(10)	(39)	(30)

Net title premiums written (1)	$1,447	$1,480	$3,768	$3,525
(1)	Net title premiums written disclosed in the table above is of NCTIC only and is included as part of the "Net premiums written" on the Unaudited Consolidated Statements of Operations.

The Company did not have any written reinsurance contracts in-force during the three- and nine-month periods ended September 30, 2025 and 2024.

7.	Statutory Reporting and Requirements

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

NCTIC is subject to regulations and standards of the Florida Office of Insurance Regulation. These standards and regulations include a requirement that the insurance entities domiciled in the State of Florida maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid by the insurance entities to the parent company. As of September 30, 2025, NCTIC’s statutory surplus is $8.5 million and exceeded the minimum of $3.0 million required by the State of Florida for title insurance companies. The maximum amount of dividends which can be paid by State of Florida insurance companies to shareholders without prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus. Cash dividends may only be paid out of accumulated surplus funds derived from net operating profits and realized capital gains not exceeding 10% of such surplus in any one year, although there are no restrictions on cash dividend payments out of profits and gains derived during the immediately preceding year. For the three and nine months ended September 30, 2025 and 2024, no dividends were paid from NCTIC to the Company.

8.	Segment Information

Effective January 1, 2025, the Company changed its reportable segments to two reportable segments: (i) Title Insurance and (ii) Corporate and Other. This change in reportable segments reflects the changes in the business mix and the manner in which the Company's chief operating decision maker, Steven A. Hale II, Chief Executive Officer, monitors the performance of operations. The change in reportable segments had no impact on the Company’s historical consolidated financial positions, results of operations or cash flows as previously reported. Where applicable, all prior periods presented have been revised to conform to this new presentation. The measure of Company's segment performance is income before income taxes.

Title Insurance

Our title insurance segment issues title insurance policies and provides title agency services on residential and commercial real estate transactions. This segment also provides closing and/or escrow services to facilitate real estate transactions.

Corporate and Other

The Corporate and Other segment is comprised of activity previously presented in the Real Estate, Reinsurance and Management Advisory Services segments. Activity in the Corporate and Other segment primarily consists of management advisory services that the Company performs through its Services Agreement with HP Risk. Pursuant to this agreement, the Company provides certain managerial and operational services that include, but are not limited to: reinsurance brokerage services; the review and improvement of financial goals; compliance with legal and regulatory mandates; maintenance of an ethical business environment; investment and asset manager compliance; cash and equity management; corporate tax management; personnel management; related party transaction oversight; tax preparation administration; strategic capital modeling; the review of potential acquisitions and transactions involving affiliates and third parties, including but not limited to, renewal rights deals, loss portfolio transfers or entity acquisitions; execution of (or provision for the execution of) all general corporate legal matters; and provision of internal control management services.

The Corporate and Other segment also includes results of the Company's investment in a related party - HC Realty. HC Realty is an internally-managed REIT focused on acquiring, financing, owning and managing build-to-suit or renovate-to-suit, single-tenant properties leased primarily to the U.S. government and administered by the U.S. General Services Administration or directly by the federal government agencies or sub-agencies occupying such properties. As of September 30, 2025, the Company owns approximately 28.0% of the voting interest of HC Realty.

Provided below is selected financial information about the Company’s operations by segment for the three months ended September 30, 2025 (in thousands):

	Title	Corporate
	Insurance	and Other	Total
Insurance and other services revenue	$2,620	$1,500	$4,120

Cost of revenues:
Underwriting expenses	(33)	-	(33)
Recoveries of title claim losses	15	-	15
Search and other fees	(13)	-	(13)
Total cost of revenue	(31)	-	(31)

Gross profit	$2,589	$1,500	$4,089

Operating expenses:
Personnel costs	(1,742)	(330)	(2,072)
Other operating expense (1)	(904)	(327)	(1,231)
Amortization and depreciation	(24)	-	(24)
Total operating expense	(2,670)	(657)	(3,327)
Other income, net	109	424	533
Income before income taxes	$28	$1,267	$1,295

Goodwill and intangible assets, net (2)	$6,629	$-	$6,629
(1)	Other operating expense primarily consists of rent and other occupancy expenses, software and equipment expense, corporate insurance and other regulatory and professional fees.
(2)	The Company does not allocate its assets by segment, with the exception of Goodwill and Intangible assets.

Provided below is selected financial information about the Company’s operations by segment for the three months ended  September 30, 2024 (in thousands):

	Title	Corporate
	Insurance	and Other	Total
Insurance and other services revenue	$2,318	$750	$3,068

Cost of revenues:
Underwriting expenses	(41)	-	(41)
Provision for title claim losses	(48)	-	(48)
Search and other fees	(10)	-	(10)
Total cost of revenue	(99)	-	(99)

Gross profit	$2,219	$750	$2,969

Operating expenses:
Personnel costs	(1,618)	(402)	(2,020)
Other operating expense (1)	(1,025)	(179)	(1,204)
Amortization and depreciation	(28)	-	(28)
Total operating expense	(2,671)	(581)	(3,252)
Other income, net	72	319	391
(Loss) income before income taxes	$(380)	$488	$108

Goodwill and intangible assets, net (2)	$6,703	$-	$6,703
(1)	Other operating expense primarily consists of rent and other occupancy expenses, software and equipment expense, corporate insurance and other regulatory and professional fees.
(2)	The Company does not allocate its assets by segment, with the exception of Goodwill and Intangible assets.

Provided below is selected financial information about the Company’s operations by segment for the nine months ended  September 30, 2025 (in thousands):

	Title	Corporate
	Insurance	and Other	Total
Insurance and other services revenue	$7,402	$3,500	$10,902

Cost of revenues:
Underwriting expenses	(132)	-	(132)
Provision for title claim losses	(87)	-	(87)
Search and other fees	(68)	-	(68)
Total cost of revenue	(287)	-	(287)

Gross profit	$7,115	$3,500	$10,615

Operating expenses:
Personnel costs	(5,081)	(1,085)	(6,166)
Other operating expense (1)	(2,572)	(1,007)	(3,579)
Amortization and depreciation	(74)	-	(74)
Total operating expense	(7,727)	(2,092)	(9,819)
Other income, net	247	920	1,167
(Loss) income before income taxes	$(365)	$2,328	$1,963

Goodwill and intangible assets, net (2)	$6,629	$-	$6,629
(1)	Other operating expense primarily consists of rent and other occupancy expenses, software and equipment expense, corporate insurance and other regulatory and professional fees.
(2)	The Company does not allocate its assets by segment, with the exception of Goodwill and Intangible assets.

Provided below is selected financial information about the Company’s operations by segment for the nine months ended  September 30, 2024 (in thousands):

	Title	Corporate
	Insurance	and Other	Total
Insurance and other services revenue	$6,638	$2,253	$8,891

Cost of revenues:
Underwriting expenses	(164)	-	(164)
Provision for title claim losses	(102)	-	(102)
Search and other fees	(45)	-	(45)
Total cost of revenue	(311)	-	(311)

Gross profit	$6,327	$2,253	$8,580

Operating expenses:
Personnel costs	(4,871)	(1,102)	(5,973)
Other operating expense (1)	(2,593)	(807)	(3,400)
Amortization and depreciation	(109)	-	(109)
Total operating expense	(7,573)	(1,909)	(9,482)
Other income, net	197	706	903
(Loss) income before income taxes	$(1,049)	$1,050	$1

Goodwill and intangible assets, net (2)	$6,703	$-	$6,703
(1)	Other operating expense primarily consists of rent and other occupancy expenses, software and equipment expense, corporate insurance and other regulatory and professional fees.
(2)	The Company does not allocate its assets by segment, with the exception of Goodwill and Intangible assets.

9.	Income Taxes

During the nine months ended September 30, 2025, the Company recorded an additional valuation allowance of $120,000, increasing its valuation allowance against deferred tax assets to $8.4 million as of September 30, 2025. The primary assets covered by this valuation allowance are federal net operating losses, which approximate $33.5 million at September 30, 2025. The Company made cash payments for state income tax of $15,000 during the three- and nine-month periods ended September 30, 2025, and no cash payments during the same periods in 2024, due to net operating loss carryforwards at both federal and state tax jurisdictions.

The Company maintains a valuation allowance against deferred tax assets that currently exceeds our deferred tax liabilities. The primary assets covered by this valuation allowance are net operating loss carryforwards. The valuation allowance was calculated in accordance with the provisions of Accounting Standard Codification ("ASC") 740, Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. The Company’s results over the most recent periods were heavily affected by business restructuring activities. The Company’s cumulative loss represented sufficient negative evidence to require a valuation allowance. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support the reversal of some or all of the valuation allowance, resulting in no deferred tax asset balance being recognized.

Income taxes provided in the accompanying statements of operations for the three- and nine-month periods ended September 30, 2025 and 2024 differ from the income taxes at the statutory federal rate due primarily to the change in the valuation allowance for deferred tax assets during the period and due to state income taxes in jurisdictions without prior net operating loss carryforwards available to offset taxable income.

10.	Stockholders’ Equity

Basic earnings (loss) per common share are based upon the weighted average shares outstanding. Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings (loss) per share. Basic and diluted earnings (loss) per share are calculated using the following share data (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Weighted average shares outstanding for basic calculation	5,221	2,813	3,520	2,840
Add: Effect of dilutive stock awards	-	-	-	-

Weighted average shares outstanding, adjusted for diluted calculation	5,221	2,813	3,520	2,840

For the three- and nine-month periods ended September 30, 2025 and 2024, there were no stock options or restricted stock awards outstanding.

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

During the three and nine months ended September 30, 2025, the Company repurchased 16,751 and 508,377 shares of common stock, respectively, at a weighted average price per share of $7.80, 402,322 shares of which were repurchased outside of, and as an exception to, the 2024 Repurchase Program. The total cost of shares repurchased, inclusive of fees and commissions, during the three and nine months ended September 30, 2025 was approximately $0.1 million and $4.0 million, respectively, or $7.80 per share.

During the nine months ended September 30, 2024, the Company repurchased 48,333 shares of common stock, at a weighted average price per share of $5.00. The total cost of shares repurchased, inclusive of fees and commissions, during the nine months ended September 30, 2024 was $0.2 million or $5.02 per share. The Company did not repurchase any shares of common stock during the three months ended September 30, 2024.

During the three and nine months ended September 30, 2025 and 2024, the Company did not declare or pay any dividends to its holders of common stock.

Effective September 2, 2025, the Company amended its Restated Certificate of Incorporation (as amended, the “Certificate of Incorporation”) to reduce the number of authorized shares to 8,000,000 shares which are divided into two classes as follows: (a) 7,000,000 shares of common stock, $0.02 par value per share; and (b) 1,000,000 shares of Blank Check Preferred Stock, $0.01 par value per share (the “Amendment”). The Certificate of Incorporation previously provided that the number of authorized shares was 36,000,000 shares which were divided into two classes as follows: (a) 35,000,000 shares of common stock, $0.02 par value per share; and (b) 1,000,000 shares of Blank Check Preferred Stock, $0.01 par value per share. No issued shares of the Company are impacted by the Amendment; the Amendment only reduces the Company’s authorized but unissued shares.

11.	Goodwill and Intangible Assets

Goodwill

The Company historically recognized $4.5 million in goodwill as the result of the acquisition of 50% of TAV on September 1, 2021, and an additional $2.0 million in goodwill as a result of the business combination with Omega Title Florida, LLC ("OTF") on August 1, 2022. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company did not record any goodwill impairment losses during the three or nine months ended September 30, 2025 and 2024. The Company’s goodwill is allocated to the Title Insurance Segment. See Note 8, Segment Information for allocation of goodwill and intangible assets to the Company’s segments.

Intangible Assets

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on our Unaudited Consolidated Balance Sheets at  September 30, 2025 and  December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Intangible assets subject to amortization	$137	$193
Total	$137	$193

Intangible assets subject to amortization consisted of the following as of September 30, 2025 (dollars in thousands):

	Weighted-average
	remaining
	amortization period	Gross carrying	Accumulated	Net carrying
	(in years)	amount	amortization	amount
Noncompetition agreement	1.8	$372	$(235)	$137
Total		$372	$(235)	$137

No impairment in the value of intangible assets was recognized during the three or nine months ended September 30, 2025 and 2024.

Amortization expense of the intangible assets for the three- and nine-month periods ended September 30, 2025 was $19,000 and $56,000, respectively. Amortization expense of the intangible assets for the three- and nine-month periods ended September 30, 2024 was $19,000 and $56,000, respectively.

Estimated amortization expense of the intangible assets to be recognized by the Company during the remainder of 2025 and over the following years is as follows (in thousands):

Estimated Amortization
Year ending December 31,	Expense
Remaining in 2025	$18
2026	74
2027	45
Total	$137

12.	Commitments and Contingencies

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

Litigation

The Company’s subsidiaries are parties to legal actions incidental to their business. As of September 30, 2025, management believed that the resolution of these matters would not materially affect our financial condition or results of operations.

ONF Litigation

During the third quarter of 2025, one of the Company’s subsidiaries, ONF, was included as a defendant in connection with litigation in the County Court in and for Lee County, Florida. ONF was served with the initial summons on October 2, 2025. The case, instituted by Delta Build Services, Inc., a sub-contractor who provided labor and supplies, and Gretchel De Los Milagros Castaneda-Vazquez, the purchaser of the property (collectively "Lee County Plaintiffs”), is a multi-count civil lawsuit filed against multiple parties, including the general contractor, its managers and managing members, ONF, a former employee of Delta Build Services,Inc., the buyer’s realtor and supervising broker . The single alleged count against ONF is a claim of negligence. Lee County Plaintiffs allege that ONF breached a duty of care owed to Lee County Plaintiffs by accepting an allegedly forged document at closing. ONF has retained outside counsel. The Company believes it is unlikely that the case will result in a material adverse effect on the Company's consolidated financial statements.

Omega Litigation

During the fourth quarter of 2024, Omega was served with litigation in the Circuit Court in and for Charlotte County, Florida. The case, instituted by ABL RPC Residential Credit Acquisition, LLC, is a mortgage foreclosure action filed against multiple parties including the borrower, the current UCC lien holder, the current owners of the collateralized properties, and unknown tenants of the properties (collectively "Charlotte County Defendants”). Two of the Charlotte County Defendants, 760 Anatalya Holding LLC and 562 Monaco Holding LLC (“Anatalya and Monaco”), through their majority owners, filed Affirmative Defenses and Counter Claims in the foreclosure action alleging a count of negligence against Omega and naming Omega as a Third-Party Defendant. Anatalya and Monaco allege that Omega was negligent in conducting the closing of the mortgage transaction when Omega allowed the Manager of Anatalya and Monaco to execute all documents on their behalf including deeds transferring the properties into the name of the borrowing entity. Omega has retained outside counsel. Though the procedural posture of the case has changed given amendments to the relevant complaint filed by Anatalya and Monaco, the Company continues to believe it is unlikely that the case will result in a material adverse effect on the Company's consolidated financial statements.

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

Omega Employee Litigation

During the first quarter of 2024, Omega became involved in litigation in the United States District Court for the Middle District of Florida. The case, instituted by a former Omega employee, alleges that the former employee was separated from Omega in a manner inconsistent with the Americans with Disabilities Act and the Florida Civil Rights Act. Omega entered into a settlement agreement to resolve all counts against Omega effective  March 28, 2025. The monetary amount conveyed under the settlement agreement did not result in a material adverse effect to the Company’s consolidated financial statements.

13.	Leases

Right-of-use assets and lease liabilities related to operating leases are recorded when the Company and its subsidiaries are party to a contract, which conveys the right for it to control an asset for a specified period of time. Substantially all of our operating lease arrangements relate to rented office space and real estate for our title operations. The Company is not a party to any material contracts considered finance leases. Right-of-use assets and lease liabilities are recorded as Lease assets and Lease liabilities, respectively, on the Unaudited Consolidated Balance Sheets.

The Company’s operating leases range in term from one to five years. As of September 30, 2025 and December 31, 2024, the weighted-average remaining lease term of our operating leases was 2.0 years and 2.1 years, respectively.

The Company’s lease agreements do not contain material variable lease payments, buyout options, residual value guarantees or restrictive covenants.

Most of the Company’s leases include one or more options to renew, with renewal terms that can extend the lease term by varying amounts. The exercise of lease renewal options is at our sole discretion. We do not include options to renew in our measurement of lease assets and lease liabilities as they are not considered reasonably assured of exercise as of September 30, 2025.

The lease liability is determined by discounting future lease payments using a discount rate based on the Company’s incremental borrowing rate for similar collateralized borrowing. The discount rate is calculated using estimates of capitalization rates and borrowing rates. As of September 30, 2025 and December 31, 2024, the weighted-average discount rate used to determine our operating lease liability was 6.0%.

Lease expense included in general and administrative expenses on the Unaudited Consolidated Statements of Operations was $178,000 and $219,000 for the three months ended September 30, 2025 and 2024, respectively, and $597,000 and $769,000 for the nine months ended September 30, 2025 and 2024, respectively. The Company's lease liabilities recognized in exchange for lease right-of-use assets were $124,000 and $129,000 for the three months ended September 30, 2025 and 2024, respectively, and $280,000 and $129,000 for the nine months ended September 30, 2025 and 2024, respectively.

Future minimum rental commitments as of September 30, 2025 under these leases are expected to be as follows (in thousands):

Remainder of 2025	$95
2026	349
2027	178
2028	32
Total lease payments, undiscounted	$654
Less: present value discount	(36)
Lease liabilities, at present value	$618

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

As of September 30, 2025, our sources of income include earnings from our title insurance subsidiaries, management service fees and interest earned on invested assets. The Company believes that the revenue generated from these sources and cash on hand is sufficient to fund operating expenses for at least 12 months from the date of the accompanying Unaudited Consolidated Financial Statements.

The Company will continue to pursue acquisition opportunities which will allow us to potentially derive benefit from the Company’s net operating loss carryforwards and also create appropriate risk adjusted returns for stockholders.

Title Insurance Segment Trends and Conditions

Our title insurance segment revenue is closely related to the level of real estate activity, such as sales, mortgage financing and mortgage refinancing. Declines in the level of real estate activity or the average price of real estate sales will adversely affect our title insurance revenues. The industry as a whole saw declined levels in total real estate transactions in the last several years, largely due to higher mortgage interest rates. During its September and October 2025 meetings, the Federal Reserve lowered the federal funds rate by a total of 50 basis points to a current range of 3.75% to 4.00%; however, the ongoing political and market uncertainties have prevented the Federal Reserve from reducing the federal funds rate further, stalling any small improvements in real estate activity. While recent and potential future Federal Reserve rate decreases may positively impact the title insurance market, recent geopolitical uncertainties and federal government efforts have created elevated volatility in domestic and global arenas, making it challenging to forecast industry trends. Per the Mortgage Bankers Association's (“MBA”) Mortgage Finance Forecast as of October 2025, interest rates on a Freddie Mac 30-year, fixed rate mortgage averaged 6.8% in the first half of 2025 but are projected to decrease to 6.4% by the end of the year. Despite the Federal Reserve lowering the federal funds rate in 2024 and 2025, current interest rates remain at elevated levels compared to pre-2021 interest rates.

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

Results from Operations

(in thousands)

	Three Months Ended			Nine Months Ended
	September 30,	September 30,		September 30,	September 30,
	2025	2024	Change	2025	2024	Change
Net title premium written	$1,886	$1,649	$237	$5,272	$4,723	$549
Escrow and other title fees	734	669	65	2,130	1,915	215
Management fees	1,500	750	750	3,500	2,253	1,247
Total revenue	4,120	3,068	1,052	10,902	8,891	2,011
Cost of revenues	(31)	(99)	68	(287)	(311)	24
Gross profit	$4,089	$2,969	$1,120	$10,615	$8,580	$2,035
Operating expenses	(3,327)	(3,252)	(75)	(9,819)	(9,482)	(337)
Other income, net	533	391	142	1,167	903	264
Income before income taxes	$1,295	$108	$1,187	$1,963	$1	$1,962

Comparison of three and nine months ended September 30, 2025 and 2024

The Company’s net title premiums written for the three- and nine-month periods ended September 30, 2025 were $1.9 million and $5.3 million, respectively, compared to net title premiums written for the three- and nine-month periods ended September 30, 2024 of $1.6 million and $4.7 million, respectively. The increase in net title premiums written for the three- and nine-month periods ended September 30, 2025 as compared to the same periods of last year was due to higher volume of affiliated title business written. Escrow and other title fees revenue also increased by $0.1 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, and increased $0.2 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, due to higher volume of affiliated title business written during the third quarter of 2025.

Management fees increased to $1.5 million and $3.5 million for the three and nine months ended September 30, 2025, respectively, as compared to $0.8 million and $2.3 million for the three and nine months ended September 30, 2024, respectively. The increase was due to the new Services Agreement with HP Risk becoming effective June 1, 2025. HP Risk is a wholly-owned subsidiary of HP Holding Company, LLC, which, in turn, is wholly owned by certain affiliates of Steven A. Hale II, our Chairman and Chief Executive Officer, pursuant to which the Company is providing certain managerial and operational services to HP Risk for consideration from HP Risk of $6.0 million per year over the course of three years. Such services include, but are not limited to: reinsurance brokerage services; the review and improvement of financial goals; compliance with legal and regulatory mandates; maintenance of an ethical business environment; investment and asset manager compliance; cash and equity management; corporate tax management; personnel management; related party transaction oversight; tax preparation administration; strategic capital modeling; the review of potential acquisitions and transactions involving affiliates and third parties, including but not limited to, renewal rights deals, loss portfolio transfers or entity acquisitions; execution of (or provision for the execution of) all general corporate legal matters; and provision of internal control management services.

Total revenue was $4.1 million and $3.1 million for the three-month periods ended September 30, 2025 and September 30, 2024, respectively, and $10.9 million and $8.9 million for the nine-month periods ended September 30, 2025 and September 30, 2024, respectively. The increase in revenue was primarily a result of the management fees derived from the Services Agreement with HP Risk and higher title affiliated business volume written in 2025 as compared to the prior year.

The Company’s cost of revenues consists primarily of a provision for title claim losses and underwriting expenses, which are largely comprised of commissions to unaffiliated title agencies. Cost of revenues for the three-month periods ended September 30, 2025 and September 30, 2024 was $0.03 million and $0.1 million, respectively. Cost of revenues for the nine-month periods ended September 30, 2025 and 2024 was $0.3 million. The decrease in cost of revenue for the three months ended September 30, 2025, as compared to the prior period, was attributable to positive prior year development on one title insurance claim. Original estimates of ultimate loss exposures are decreased or increased as additional information becomes known during the adjustment process regarding individual claims.

The Company’s operating expenses primarily consist of general and administrative expenses such as personnel expenses, office and technology expenses, and professional fees. Operating expenses increased $0.1 million for the three months ended September 30, 2025 as compared to three months ended September 30, 2024, and $0.3 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase is primarily due to higher legal and professional fees related to transactions described in Note 3, Significant Transactions, in the accompanying Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as an increase in employee health and benefit costs in 2025 as compared to 2024.

Other income, net primarily consists of net interest income, dividend income, change in the net asset value of investment in limited partnership as well as changes in value and distributions from our related party investments. Other income, net was $0.5 million for the three-month period ended September 30, 2025, compared to Other income, net of $0.4 million for the three-month period ended September 30, 2024. The increase in Other income was primarily a result of higher distributions from related parties for the three-month period ended September 30, 2025 of $196,000, as compared to $75,000 distributed during the three-month period ended September 30, 2024. Other income, net was $1.2 million for the nine-month period ended September 30, 2025, compared to $0.9 million for the nine-month period ended September 30, 2024. The increase in Other income was primarily driven by higher distributions from related parties for the nine-month period ended September 30, 2025 of $681,000, as compared to $275,000 distributed during the nine-month period ended September 30, 2024, as well as lower impairment taken on the Company's investments in HC Common Stock and HC Series B Stock of $41,000 during the nine-month period ended September 30, 2025 as compared to impairment of $241,000 during the nine-month period ended September 30, 2024. Offsetting this increase is the reduction of dividends as HC Realty did not declare or pay dividends on HC Common Stock or HC Series B Stock during the nine-month period ended September 30, 2025, compared to $0.3 million of dividends declared on the HC Series B Stock for the nine-month period ended September 30, 2024.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand, earnings from our title insurance subsidiaries, management service fees and interest earned on invested assets. At September 30, 2025, we had $10.3 million in cash and cash equivalents and an additional $10.6 million in restricted cash, substantially all of which is cash held in escrow for title insurance transactions. A portion of our unrestricted and restricted cash is currently held in savings accounts earning interest at approximately 4.1% annually. Historically, we also received discretionary dividends on our HC Common Stock and HC Series B Stock at annual dividend rates of approximately 0.4% and 10%, respectively. No dividends have been declared on HC Common Stock and HC Series B Stock since the first quarter of 2024. During the second quarter of 2025, the Company entered into the Services Agreement with HP Risk under which the Company earns a management advisory fee of $6.0 million per year over the course of three years. We believe that the sources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months, even if no dividends are declared on HC Common Stock and HC Series B Stock within the next 12 months.

Cash Flows

(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
Net cash provided by operating activities	$3,235	$5,025
Net cash provided by investing activities	1,127	543
Net cash used in financing activities	(3,915)	(365)
Net increase in cash and cash equivalents and restricted cash	447	5,203
Cash and cash equivalents and restricted cash at beginning of period	$20,409	$17,752
Cash and cash equivalents and restricted cash at end of period	$20,856	$22,955

Cash flows provided by operating activities differ from net income (loss) due to adjustments for non-cash items, such as gains and losses on investments, the timing of disbursements for taxes, claims and other accrued liabilities, and collections or changes in receivables and other assets. Net cash provided by operating activities of $3.2 million differs from operating results for the nine-month period ended September 30, 2025, primarily due to an increase of $2.3 million in escrow liabilities on the title insurance subsidiaries. Net cash provided by operating activities of $5.0 million differs from operating results for the nine-month period ended September 30, 2024, primarily due to an increase of $5.0 million in escrow liabilities on the title insurance subsidiaries.

Cash flows provided by investing activities include effects of purchases of investments and proceeds from sales or maturities of investments. During the nine-month period ended September 30, 2025, the Company's fixed-income portfolio has matured, resulting in $1.0 million in proceeds. Additionally, during the nine-month period ended September 30, 2025, the Company received proceeds from its investments in limited partnership of $0.4 million and provided additional contributions to related parties of $0.3 million. During the nine-month period ended September 30, 2024, the Company purchased $0.7 million and received proceeds of $0.2 million from its investments in limited partnerships, as well as redeemed $1.1 million of fixed income securities.

Cash flows used in financing activities include share repurchases and effects of changes in noncontrolling interest. Cash flows used in financing activities for the nine-month period ended September 30, 2025 of $3.9 million consisted of $4.0 million of repurchases of common stock, partially offset by $51,000 in net contributions from non-controlling interest shareholders. Cash flows used in financing activities for the nine-month period ended September 30, 2024 of $0.4 million consisted of $0.2 million of repurchases of common stock and $0.1 million of distributions to non-controlling interest shareholders.

Non-cash Transactions

Additionally, during the second quarter of 2025, the Company entered into an Assignment and Contribution Agreement (the “Contribution Agreement”) with the certain assignors listed therein (the “Assignors”), pursuant to which the Assignors agreed to assign and contribute to the Company an aggregate of 10,203 shares of common stock, no par value ("ACMAT Common Stock"), and 291,656 shares of Class A stock, no par value ("ACMAT Class A Stock"), of ACMAT Corporation (“ACMAT”), a Connecticut corporation, and, in consideration of and exchange therefor, the Company agreed to issue to the Assignors an aggregate of 2,899,876 shares of Company common stock, contingent upon the closing of the transactions contemplated by the Services Agreement. After giving effect to the transactions pursuant to the Contribution Agreement, the Company owns approximately 39.1% of the outstanding equity of ACMAT and approximately 10.4% of the voting power of ACMAT, based on ACMAT's outstanding equity as of August 5, 2025. Holders of ACMAT Class A Stock are entitled to one-tenth vote per share in relation to ACMAT Common Stock, holders of which are entitled to one vote per share, with respect to matters subject to approval by ACMAT stockholders. ACMAT, through its subsidiaries, offers surety bonds for prime, sub-prime, specialty trade, environmental, asbestos and lead abatement contractors and miscellaneous obligations nationwide. ACMAT also provides other miscellaneous surety such as workers’ compensation bonds, supply bonds, subdivision bonds, and license and permit bonds. Hale Partnership Capital Management, LLC, an entity wholly owned by Mr. Hale, is the registered investment advisor or investment manager for each of the Assignors, and Mr. Hale is the sole principal owner of Hale Partnership Capital Advisors, LLC, the general partner of all but one of the Assignors. The transaction closed on June 30, 2025.

As a result of the transaction, the Company recorded a $12.5 million investment in ACMAT Corporation based on the value of the Company's 2,899,876 shares of common stock issued as a consideration given. The transaction is classified as a nonmonetary, non-reciprocal transfer between related parties and did not constitute a business combination under ASC 805, Business Combinations. No cash consideration was exchanged. Refer to Note 4, Investments, in the accompanying Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for initial and subsequent measurements of the Company's investments in ACMAT Common Stock and ACMAT Class A Stock.

Critical Accounting Policies

Our critical accounting policies and estimates are provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the year ended December 31, 2024. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three and nine months ended September 30, 2025.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2025 was conducted under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2025, were effective at the reasonable assurance level.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table summarizes the Company’s repurchase activity, including activity under the share repurchase programs, for the three months ended September 30, 2025:

			Total number of shares	Maximum dollar value
	Total number of		purchased as part of	of shares that may yet
	shares	Average price paid	publicly announced	be purchased under the
Period	purchased	per share	plans or programs	plans or programs
July 2025	-	$-	-	$561,764
August 2025	-	$-	-	$561,764
September 2025	16,751	$7.80	16,751	$431,106
Total	16,751	$7.80	16,751	$431,106

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the three months ended September 30, 2025, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

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

3.4	Certificate of Amendment of Restated Certificate of Incorporation of HG Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed June 30, 2025).

3.5	Certificate of Amendment of Restated Certificate of Incorporation of HG Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed September 3, 2025).

31.1	Certification by Steven A. Hale II, our Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification by Anna Lieb, our Principal Financial and Accounting Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Steven A. Hale II, our Chief Executive Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of Anna Lieb, our Principal Financial and Accounting Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	Inline XBRL INSTANCE DOCUMENT (1)

101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT (1)

101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE (1)

101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE (1)

101.LAB	Inline XBRL TAXONOMY EXTENSION LABELS LINKBASE (1)

101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE (1)

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101) (1)

(1)	Filed herewith
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

Date: November 13, 2025	HG HOLDINGS, INC.
By: /s/ Anna Lieb
Name: Anna Lieb
Title: Principal Financial and Accounting Officer