Form 10-K
period 2025-12-31
HG Holdings, Inc.
filed 2026-03-27
CIK 797465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing price on the over-the-counter market on the Over-The-Counter Quotation Bureau ("OTCQB") on June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter:  $7.6 million.

As of March 24, 2026 there were 5,107,035 outstanding shares of common stock of HG Holdings, Inc., par value $0.02 per share.

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

The Company is also engaged in real estate-related activities through its equity investments in HC Realty as well as management advisory services provided to affiliates.

The Company was originally incorporated in Delaware in 1984 under the name Stanley Furniture Company, Inc. Until March 2, 2018, we were a leading design, marketing and distribution resource in the upscale segment of the wood residential furniture market. On March 2, 2018, we sold substantially all our assets (the “Asset Sale”) to Stanley Furniture Company LLC, formerly known as Churchill Downs LLC (the “Buyer”), and changed our name to HG Holdings, Inc., refocusing our business and core strategy on the insurance industry.

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

Escrow and Other Title Fees.     In addition to fees for underwriting title insurance policies, we derive a significant amount of our revenues from escrow and other title-related services, including closing. The escrow and other services provided include all of those typically required in connection with residential and commercial real estate purchases and refinancing activities. These fees are earned when the title policy is issued. Escrow and other title fees included in our title insurance segment represented approximately  30% of the total title insurance segment revenues in  2025.

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

Corporate and Other Segment

The Corporate and Other segment contains the results of management advisory services and other investment activity not related to title insurance.

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

On April 21, 2025, the Company entered into a Master Services Agreement, effective June 1, 2025, with HP Risk Solutions, LLC (“HP Risk”), a wholly-owned subsidiary of HP Holding Company, LLC, which is wholly owned by certain affiliates of Mr. Hale, pursuant to which the Company provides certain managerial and operational services to HP Risk for consideration from HP Risk of $6 million per year over the course of three years (the “Services Agreement”). For additional information regarding the Services Agreement, refer to Note 3, Significant Transactions, in the accompanying notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Additionally, the Company owns 250 shares of HC Realty’s Common Stock (the “HC Common Stock”) and 1,025,000 shares of HC Realty’s 10.00% Series B Cumulative Convertible Preferred Stock (the “HC Series B Stock”). As of December 31, 2025, the Company owns approximately 28.0% of the voting interest of HC Realty. In June 2024, HC Realty effected a one (1) for one thousand two hundred (1,200) reverse stock split of its common stock, which resulted in a reduction in the number of our shares of HC Common Stock from 300,000 to 250.

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

Major Customers

For the year ended December 31, 2025, two customers accounted for more than 10% of our total consolidated revenue, with HP Risk and HPMA accounting for 23.8% and 11.3%, respectively. For the year ended December 31, 2024, one customer accounted for more than 10% of our total consolidated revenue, with HPMA accounting for 26.1%.

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

Information about our Executive Officers

Our executive officers, who are elected annually, and their ages as of January 1, 2026, are as follows:

Name	Age	Position

Steven A. Hale II	42	Chairman, Chief Executive Officer and Director

Anna A. Lieb	42	Principal Financial and Accounting Officer; Secretary

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

Employees

As of December 31, 2025, we had 69 employees, 68 of which were full-time employees.

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

In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing, telephoning or e-mailing us at the following address, telephone number or e-mail address:

HG Holdings, Inc.

6265 Old Water Oak Road, Suite 204

Tallahassee, Florida 32312

Attention: Mr. Steven A. Hale II

Telephone: 850-201-9204

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

If an ownership change (as described below) occurs pursuant to applicable statutory regulations, we are potentially subject to limitations on the use of our net operating loss carryforwards which in turn could adversely impact our potential to derive a benefit from our net operating loss carryforwards. In general, an ownership change would occur if the percentage of our common stock held by one or more 5% shareholders increases by more than 50 percentage points over the lowest percentage of our common stock owned by such shareholder during a three-year test period.

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

A significant natural disaster, such as a hurricane, tropical storm, tornado, windstorm, earthquake, hail, and other catastrophic events, including the occurrence of a contagious disease or illness, such as COVID-19 or any other future epidemics or pandemics, could have a material adverse impact on our business, results of operations, and financial condition. In addition, climate change could result in an increase in the frequency or severity of natural disasters. Given the unpredictable nature of these events with respect to size, severity, duration and geographic location, it is not currently possible to quantify the ultimate impact that they may have on our business. Additionally, geopolitical concerns (including the ongoing conflicts between Russia and Ukraine and in the Middle East), the imposition of tariffs and other changes to trade policy in the U.S. and other jurisdictions, and terrorist attacks could result in increased volatility in, or damage to, real estate prices and the United States and the worldwide financial markets and economy more generally, including with respect to supply chain disruptions, labor market interruptions and government interventions, all of which could have a material adverse effect on our results of operations and financial condition.

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

Goodwill aggregated approximately $6.5 million, or approximatel y 14% of our total assets as of December 31, 2025. Current accounting rules require that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may be considered a change in circumstance indicating the carrying value of our goodwill may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. As of December 31, 2025, management has deemed there is no impairment of our recorded goodwill. However, if there is an economic downturn in the future, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition. Management will continue to monitor our operating results, our market capitalization, and the impact of the economy to determine if there is an impairment of goodwill in future periods.

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

The demand for our title insurance and title agency services is dependent primarily on the volume of residential and commercial real estate transactions. The volume of these transactions historically has been influenced by such factors as mortgage interest rates, inventory, affordability, availability of financing and the overall state of the economy. Mortgage rates remained very high after emergency actions taken by the Federal Reserve to substantially increase its benchmark interest rate in an attempt to control inflation during 2022 and 2023. In the latter part of 2025, the Federal Reserve lowered the federal funds rate several times to a range of 3.50% to 3.75% as of December 31, 2025. While the latest and potential future Federal Reserve rate decreases may positively impact the title insurance market, mortgage rates continue to remain relatively high as compared to pre-2022 levels and will likely continue to contribute to decreased real estate activity in the upcoming year. Ongoing political and market uncertainties (including tariff policies) are contributing to the suppressed volume of real estate activity. In addition, expectations of further Federal Reserve rate decreases may not materialize and the Federal Reserve may increase rates in the future to combat inflation, which would likely have a negative impact on the title insurance market.

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

Regulatory oversight could require us to raise capital, and/or make it more difficult to deploy capital. For example, our regulatory capital requirements have historically applied only at the subsidiary level, specifically our insurance underwriter subsidiaries. However, the National Association of Insurance Commissioners (the "NAIC") has adopted an approach to assess group risks and capital adequacy and assist in the regulation of insurer solvency using the Group Capital Calculation (the “GCC”), which uses an aggregation methodology for all entities within an insurance holding company system. The adoption of the GCC by jurisdictions in which we are regulated could increase our prescribed capital requirements, the level at which regulatory scrutiny intensifies, as well as significantly increase our cost of regulatory compliance. In addition, changes in the applicable regulatory environment, statutory guidelines or interpretations of existing regulations or statutes, enhanced governmental oversight or efforts by governmental agencies to cause customers to refrain from using our title insurance and title agency subsidiaries’ products or services could prohibit or limit their future operations or make it more costly or burdensome to conduct such operations or result in decreased demand for their products and services or a change in their competitive position. The impact of these changes would be more significant if they involve the Florida jurisdiction, as a majority of our title premiums are currently generated in the state of Florida, and a proposed bill aligning Florida law with the GCC approach adopted by the NAIC is currently working its way through the Florida legislature. These changes may restrict our ability to acquire assets or businesses, may limit the manner in which we conduct our business or otherwise may have a negative impact on our ability to generate revenues, earnings and cash flows. Additionally, in jurisdictions where rates are not promulgated by the state insurance regulator, these changes may compel us to reduce our prices and may restrict our ability to implement price increases.

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

NCTIC maintains a reserve for IBNR claims pertaining to its title insurance products. The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally , 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Loss rates for recent policy years, positive or negative, may vary significantly given the long duration nature of a title insurance policy. In uncertain economic times, such as those experienced as a result of the COVID-19 pandemic, rising inflation and rising interest rates, larger changes may be more likely. Material changes in expected ultimate losses and corresponding loss rates for older policy years are also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

Changes in laws or regulations impacting real estate, particularly when applied retroactively, may cause a material change in expected ultimate losses and corresponding loss rates for recent and/or older policy years.

Risks Related to our Investment in HC Realty

Our investment in HC Realty may lose value.

We owned approximately 28.0% of the voting interest in HC Realty as of December 31, 2025. There is no guarantee that HC Realty will be successful implementing its business strategy for the acquisition, financing, ownership and management of Government Properties and, as a result, our investment in HC Common Stock and HC Series B Stock may lose value. Additionally, HC Realty has paused distributions on HC Common Stock and HC Series B Stock, which has resulted in our loss of revenue historically derived from such distributions, and we have recognized an impairment of our investment in HC Series B Stock.

HC Realty depends on leases by the U.S. government and its agencies for substantially all of its revenues and any failure by the U.S. government and its agencies to perform their obligations under their leases or renew their leases upon expiration could have a material adverse effect on our investment in HC Realty.

As of December 31, 2025, leases by the U.S. government and its agencies accounted for substantially all of HC Realty’s revenues. We expect that leases to agencies of the U.S. government will continue to be HC Realty’s primary source of revenues for the foreseeable future. Due to such concentration, any failure by the U.S. government to perform its obligations under its leases or a failure to renew its leases upon expiration, could cause interruptions in the receipt of lease revenue or result in vacancies, or both, which would reduce HC Realty’s revenue until the affected properties are leased, and could decrease the ultimate value of the affected property upon sale and have a material adverse effect on our investment in HC Realty. In addition, as part of ongoing efforts to reduce waste, the U.S. government and the GSA are reaching out to all tenant agencies to see if there are opportunities to reduce space usage.

By executive order on January 20, 2025, President Trump established the Department of Government Efficiency (“DOGE”) to maximize government efficiency and productivity. Among the actions taken by DOGE toward this goal were the terminations of leases by government agency or department tenants at numerous real estate properties around the country. While DOGE was disbanded in November 2025, any further effort by the U.S. government to terminate leases by government agency or department tenants for purposes of maximizing government efficiency and productivity, or otherwise, could materially and adversely affect HC Realty’s business, financial condition and results of operations, and our investment in HC Realty.

Some of HC Realty’s leases with the U.S. government permit the U.S. government to terminate the lease and discontinue paying rent prior to the lease expiration date.

From time to time, HC Realty enters into leases that provide the U.S. government the right to terminate the lease during a specified period prior to the expiration of the total term stated in the lease, with such period often referred to as the “soft term.” In the event that a portion of HC Realty’s U.S. government tenant agencies exercise their termination rights during a soft term period prior to the expiration of the total term stated in the lease, for government efficiency and productivity reasons, fiscal policy reasons, security concerns or other reasons, and HC Realty is not able to lease the vacant space to another tenant in a timely manner or at all, it could have a material adverse effect on HC Realty’s business, financial condition and results of operations, and our investment in HC Realty.

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

Steven A. Hale II, our Chairman and Chief Executive Officer, is the sole manager of HPCM which serves as the investment adviser for the Hale Partnership Fund, L.P. and related entities (collectively, the “Hale Funds”) and certain holders of HC Series B Stock other than us. The Hale Funds own approximately 74.0% of our outstanding common stock. We also own HC Series B Stock and HC Common Stock. Mr. Hale also serves as Chairman, Chief Executive Officer and President and a director of HC Realty.

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

Our current executive officers, directors and 10% stockholders control approximately  89.7% of the voting power represented by our outstanding common stock. If these stockholders act together, whether by written consent or at a duly called and held meeting of stockholders, they may be able to exert significant control over our management and affairs requiring stockholder approval, such as the election of directors or our dissolution. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

●	Clear delineation of roles and responsibilities within the organization for cybersecurity-related tasks.
●	The Company utilizes third-party vendors to monitor anti-virus, anti-malware as well as for training and security awareness of the employees. The Company actively manages cybersecurity risks associated with third-party vendors. We require all vendors to provide SOC 2 reports and perform annual reviews of these reports to ensure they continue to maintain appropriate security controls and safeguards. For vendors unable to provide a SOC 2 report, the Company requires alternative documentation detailing their cybersecurity policies, processes, and controls, which are reviewed and assessed prior to engagement and on an ongoing basis.

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

In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Item 1A. Risk Factors – Risks Related to the Company - Cybersecurity risks and cyber incidents may adversely affect our business in the event we or any other party that provides us with essential services experiences cyber incidents” in this Annual Report on Form 10-K.

Item 2.         Properties

Our corporate headquarters is located in Tallahassee, Florida where we lease office space. The Company’s subsidiaries, principally Omega, lease office space throughout Florida. It is our opinion that these leased properties are in good operating condition, suitable, and adequate for present uses.

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

As of March 12, 2026, we had approximately 367 beneficial stockholders. We currently anticipate that we will retain all future earnings for the operation of our business, and we do not currently intend to pay any cash dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

In May 2024, the Board authorized the repurchase of up to $1.5 million of shares of the Company’s common stock (the “2024 Repurchase Program”) and discontinued the repurchase program that had been authorized in 2022. The authorization did not obligate the Company to acquire a specific number of shares during any period and did not have an expiration date. Repurchases under the 2024 Repurchase Program could be made from time to time in the open market, or through privately negotiated transactions or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as the authorized officers of the Company determined were in the best interests of the Company. Repurchases also could be made under a plan adopted pursuant to Rule 10b5-1 promulgated under the Exchange Act.

In December 2025, the Board authorized a new share repurchase program pursuant to which the Company may repurchase up to $1.5 million of its outstanding common stock (the “2025 Repurchase Program”), which replaced the 2024 Repurchase Program. The authorization does not obligate the Company to acquire a specific number of shares during any period and does not have an expiration date. Repurchases under the 2025 Repurchase Program may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as the authorized officers of the Company determine are in the best interests of the Company. Repurchases may also be made under a plan adopted pursuant to Rule 10b5-1 promulgated under the Exchange Act.

During the year ended December 31, 2025, the Company repurchased 606,055 shares of common stock (203,733 of which were repurchased under the share repurchase programs and 402,322 of which were repurchased from three related stockholders outside of, and as an exception to, the share repurchase programs) at a weighted average price per share of $7.23.

The following table summarizes the Company’s repurchase activity, including activity under the share repurchase programs, for the three months ended December 31, 2025:

			Total number of shares	Maximum dollar value
	Total number of		purchased as part of	of shares that may yet
	shares	Average price paid	publicly announced	be purchased under the
Period	purchased	per share	plans or programs	plans or programs
October 2025	-	-	-	$431,106
November 2025	-	-	-	$431,106
December 2025	97,678	$4.25	97,678	$1,084,869
Total	97,678	$4.25	97,678	$1,084,869

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our title insurance segment revenue is closely related to the level of real estate activity, such as sales, mortgage financing and mortgage refinancing. Declines in the level of real estate activity or the average price of real estate sales will adversely affect our title insurance revenues. A shortage in the supply of homes for sale, elevated home prices, high mortgage interest rates and inflation have created volatility in the residential real estate market since 2021. In addition, geopolitical uncertainties and other macroeconomic factors may continue to contribute to volatility in domestic and global arenas.

The industry as a whole has experienced lower real estate transaction volume in recent years, largely due to higher mortgage interest rates as compared to pre-2022 levels. In the latter part of  2025, the Federal Reserve lowered the federal funds rate several times to a range of 3.50% to 3.75% as of December 31, 2025; however, mortgage rates have remained elevated relative to pre-2022 levels and continue to affect affordability and transaction volumes. Despite continued elevated mortgage rates, the Mortgage Bankers Association (the “MBA”) projects a gradual recovery in the housing market. Per the MBA’s 2026 Mortgage Finance Forecast, total U.S. single-family mortgage origination volume is expected to increase to approximately $2.2 trillion in 2026, compared with estimated volumes in 2025 of approximately $2.0 trillion, as both purchase and refinance activity are forecast to grow.

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

Historically, real estate transactions have produced seasonal revenue fluctuations in the real estate industry. The first calendar quarter is typically the weakest quarter in terms of revenue due to the generally low volume of home sales during January and February. The second and third calendar quarters are typically the strongest quarters in terms of revenue, primarily due to a higher volume of residential transactions in the spring and summer months. The fourth quarter is typically strong due to the desire of commercial entities to complete transactions by year-end. Seasonality in recent years deviated from historical patterns due to changes in interest rates and other market conditions.

Corporate and Other Segment

Effective January 1, 2025, the Company changed its reportable segments to: (i) Title Insurance and (ii) Corporate and Other. The Corporate and Other segment is comprised of activity previously presented in the Real Estate, Reinsurance and Management Advisory Services segments. This change reflects changes in the business mix and the manner in which management monitors performance, and had no impact on the Company’s historical consolidated financial position, results of operations or cash flows. Where applicable, prior periods have been revised to conform to this presentation. The Corporate and Other segment includes results of management advisory services and other investment activity not related to title insurance. The Company, through its wholly-owned subsidiary, HGMA, engages in providing various management advisory services such as legal entity formation, licensure, regulatory approval, assumption of policies and other general operational services. In addition, the Corporate and Other segment includes the results of the Company’s investment in a related party, HC Realty. The Company currently owns approximately 28.0% of the voting interest in HC Realty through its ownership of 250 shares of HC Common Stock and 1,025,000 shares of HC Series B Stock. HC Realty owns and operates a portfolio of Government Properties leased to and occupied by U.S. government tenant agencies and sub-agencies administered by the GSA or directly by federal agencies. As part of ongoing efforts to reduce space usage, the U.S. government and the GSA may seek opportunities to reduce leased space across tenant agencies. As of December 31, 2025, leases by the U.S. government and its agencies accounted for substantially all of HC Realty’s revenues. In the event the U.S. government reduces spending on real estate, changes its preferences away from leased properties, or exercises early termination rights with respect to any lease, HC Realty’s revenues, and the value of our investment in HC Realty, could be adversely affected.

Results of Operations

The following table sets forth the key items discussed in the results of operations section below for the years ended December 31, 2025 and 2024 (dollar amounts in thousands):

	December 31, 2025	December 31, 2024	Change
Net premium written	$6,941	$6,009	$932
Escrow and other title fees	2,795	2,501	294
Management fees	5,000	3,003	1,997
Total revenue	$14,736	$11,513	$3,223
Cost of revenues	(485)	(595)	110
Gross profit	$14,251	$10,918	$3,333
Operating expenses	(12,974)	(12,579)	(395)
Other (expense) income, net	(2,348)	1,394	(3,742)
Loss before income taxes	$(1,071)	$(267)	$(804)
Effective tax rate	255.6%	6.7%

2025 Compared to 2024

As of December 31, 2025, our sources of income include earnings on our title insurance and title agency subsidiaries, revenue earned from management services, and interest earned on our cash deposits and investment portfolio. The Company believes that the revenue generating from these sources and cash on hand are sufficient to fund operating expenses for at least 12 months from the date of the accompanying consolidated financial statements.

The Company’s underwriting results were primarily influenced by a growth of the net title premium to $6.9 million for the year ended December 31, 2025 from $6.0 million for the year ended December 31, 2024 driven by the higher volume in affiliated title business written in 2025.

The Company’s escrow and other title fees increased to $2.8 million for the year ended December 31, 2025, compared to $2.5 million for the year ended December 31, 2024 due to the increase in volumes of title business generated in 2025.

Management fees generated by the Company were $5.0 million for the year ended December 31, 2025, as compared to $3.0 million for the year ended December 31, 2024. The increase was due to the new Services Agreement with HP Risk becoming effective June 1, 2025. HP Risk is a wholly-owned subsidiary of HP Holding Company, LLC, which, in turn, is wholly owned by certain affiliates of Steven A. Hale II, our Chairman and Chief Executive Officer, pursuant to which the Company is providing certain managerial and operational services to HP Risk for consideration from HP Risk of $6.0 million per year over the course of three years. Such services include, but are not limited to: reinsurance brokerage services; the review and improvement of financial goals; compliance with legal and regulatory mandates; maintenance of an ethical business environment; investment and asset manager compliance; cash and equity management; corporate tax management; personnel management; related party transaction oversight; tax preparation administration; strategic capital modeling; the review of potential acquisitions and transactions involving affiliates and third parties, including but not limited to, renewal rights deals, loss portfolio transfers or entity acquisitions; execution of (or provision for the execution of) all general corporate legal matters; and provision of internal control management services.

The Company’s cost of revenue consists primarily of a provision for title claim losses and underwriting expenses, which are largely comprised of commissions to unaffiliated title agencies. Cost of revenue for the year ended December 31, 2025 was $0.5 million compared to $0.6 million for the year ended December 31, 2024. The decrease in cost of revenue was attributable to favorable reserve development in the provision for title claims loss and loss adjustment expense attributable to one claim related to the prior insured year, as a result of estimation of the reserve for claims loss and loss adjustment expenses and the collection of subrogation on a prior year claim. Original estimates of ultimate loss exposures are decreased or increased as additional information becomes known during the adjustment process regarding individual claims.

The Company’s operating expenses primarily consist of general and administrative expenses, such as personnel expenses, office and technology expenses, and professional fees. General and administrative expenses for the year ended December 31, 2025 were $13.0 million, as compared to $12.6 million for the year ended December 31, 2024. The increase is primarily due to higher legal and professional fees related to transactions described in Note 3, Significant Transactions, in the accompanying Consolidated Financial Statements, as well as an increase in employee health and benefit costs in 2025 as compared to 2024.

Other (expense) income, net primarily consist of interest and dividend income, changes in the net asset value of investment in limited partnership, as well as changes in value and distributions of our related party investments. During the year ended December 31, 2025, other (expense) income, net of ($2.3) million was primarily driven by a $4.1 million impairment of HC Series B Stock, offset by distributions from related parties of $0.9 million. Additionally, other (expense) income included interest income of $0.4 million and an increase in the net asset value of investment in limited partnership of $0.4 million. During the year ended December 31, 2024, the Company generated $1.4 million in other (expense) income, net primarily as a result of a recovery of $1.1 million from FedNat Holding Company (“FedNat”) litigation. Additionally, the Company generated dividend and interest income of $0.7 million, increase in the net asset value of investment in limited partnership of $0.4 million and net gain from investments in related parties of $0.2 million during the year ended December 31, 2024, which were largely offset by an impairment of the investment in HC Common Stock and HC Series B Stock of $1.2 million.

Our effective tax rate for the years ended December 31, 2025 and 2024 was 255.6% and 6.7%, respectively, primarily as a result of net operating loss carryforward, valuation allowances on deferred tax assets, and state income tax differences in the jurisdictions in which the Company currently operates. The increase in effective tax rate in 2025 as compared to 2024 was driven primarily by a valuation allowance release on federal and Florida net operating losses. Historically, the effective tax rate had been driven almost exclusively by state income taxes.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand, earnings from our title insurance and title agency subsidiaries, management service fees earned, and interest and dividends from deposits and invested assets. We expect cash on hand to be adequate for ongoing operational expenditures for at least 12 months from the date of the issuance of the accompanying consolidated financial statements. At December 31, 2025, we had $10.3 million in cash and cash equivalents and an additional $6.7 million in restricted cash, all of which is cash held in escrow for title insurance transactions. The Company records an offsetting escrow liability given that we are liable for the disposition of these escrowed funds. A portion of our unrestricted and restricted cash and cash equivalents is currently held in savings accounts earning interest at approximately 3.6% annually.

Cash Flows

(in thousands)

	2025	2024
Net cash provided by operating activities	$878	$1,961
Net cash provided by investing activities	183	1,060
Net cash used in financing activities	(4,391)	(364)
Net (decrease) increase in cash and cash equivalents and restricted cash	(3,330)	2,657
Cash and cash equivalents and restricted cash at beginning of period	20,409	17,752
Cash and cash equivalents and restricted cash at end of period	$17,079	$20,409

Cash flows from operating activities differ from net income (loss) due to adjustments for non-cash items, such as gains and losses on investments, amortization, depreciation, claims and other accrued liabilities, and collections or changes in receivables and other assets. Net cash provided by operations of $0.9 million for the year ended December 31, 2025 differs from operating results for the year ended December 31, 2025 primarily due to an impairment of the investment in HC Series B Stock of $4.1 million and an increase of $1.5 million in escrow liabilities on the title insurance subsidiaries. Net cash provided by operations of $2.0 million for the year ended December 31, 2024 differs from operating results for the year ended December 31, 2024 primarily due to an impairment of the investment in HC Common Stock and HC Series B Stock of $1.2 million and an increase of $0.7 million in escrow liabilities on the title insurance subsidiaries.

Cash flows from investing activities include effects of purchases of investments and proceeds from sales or maturities of investments. During the year ended December 31, 2025, the Company had $0.2 million of net cash provided by investing activities, which was a result of $1.5 million of proceeds from redemptions of securities and sales of investments, partially offset by $1.3 million of purchases of investments, including investments in related parties of $0.3 million. During the year ended December 31, 2024, the Company had $1.1 million of net cash provided by investing activities, which consisted of $2.4 million of proceeds from redemptions of securities and sales of investments, partially offset by $1.3 million of purchases of investments, including investments in related parties of $0.5 million.

Cash flows from financing activities include effects of capital contributions, repurchase of outstanding shares of common stock and changes in noncontrolling interest. Cash flows used in financing activities for the year ended December 31, 2025 were $4.4 million and consisted of $4.4 million in repurchases of shares of common stock and $11,000 of net distributions to minority stockholders. Cash flows used in financing activities for the year ended December 31, 2024 were $0.4 million and consisted of $243,000 in repurchases of shares of common stock, partially offset by $121,000 of net distributions to minority stockholders.

Non-cash Transactions

Additionally, during the second quarter of 2025, the Company entered into an Assignment and Contribution Agreement (the “Contribution Agreement”) with the certain assignors listed therein (the “Assignors”), pursuant to which the Assignors agreed to assign and contribute to the Company an aggregate of 10,203 shares of common stock, no par value ("ACMAT Common Stock"), and 291,656 shares of Class A stock, no par value ("ACMAT Class A Stock"), of ACMAT Corporation (“ACMAT”), a Connecticut corporation, and, in consideration of and exchange therefor, the Company agreed to issue to the Assignors an aggregate of 2,899,876 shares of Company common stock, contingent upon the closing of the transactions contemplated by the Services Agreement. After giving effect to the transactions pursuant to the Contribution Agreement, the Company owns approximately 39.1% of the outstanding equity of ACMAT and approximately 10.4% of the voting power of ACMAT, based on ACMAT's outstanding equity as of November 6, 2025. Holders of ACMAT Class A Stock are entitled to one-tenth vote per share in relation to ACMAT Common Stock, holders of which are entitled to one vote per share, with respect to matters subject to approval by ACMAT stockholders. ACMAT, through its subsidiaries, offers surety bonds for prime, sub-prime, specialty trade, environmental, asbestos and lead abatement contractors and miscellaneous obligations nationwide. ACMAT also provides other miscellaneous surety such as workers’ compensation bonds, supply bonds, subdivision bonds, and license and permit bonds. HPCM, an entity wholly owned by Mr. Hale, is the registered investment advisor or investment manager for each of the Assignors, and Mr. Hale is the sole principal owner of Hale Partnership Capital Advisors, LLC, the general partner of all but one of the Assignors. The transaction closed on June 30, 2025.

As a result of the transaction, the Company recorded a $12.5 million investment in ACMAT Corporation at the time of close, based on the value of the Company's 2,899,876 shares of common stock issued as a consideration given. The transaction is classified as a nonmonetary, non-reciprocal transfer between related parties and did not constitute a business combination under Financial Accounting Standards Board Accounting Standards Codification Topic 805, Business Combinations. No cash consideration was exchanged. Refer to Note 5, Investments in the accompanying notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for initial and subsequent measurements of the Company's investments in ACMAT Common Stock and ACMAT Class A Stock.

Critical Accounting Estimates

See Note 2, Significant Accounting Policies in the accompanying notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for a summary of our significant accounting and reporting policies.

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

Valuation of Investments in Related Parties

The Company’s investments in related parties are accounted for either under the equity method of accounting or, where they do not meet the criteria of accounting under the equity method, under the cost adjusted for market observable events less impairment method. For information about the Company’s investments in related parties and its accounting policy, refer to Note 5, Investments and Note 2, Significant Accounting Policies in the accompanying notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

For the year ended December 31, 2025, the Company recognized $4.1 million in impairments to investments in related parties and $1.2 million in impairments were recognized for the year ended December 31, 2024.

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

The table below summarizes our reserves for known claims and IBNR claims related to title insurance (in thousands):

	As of	As of
	December 31, 2025	December 31, 2024
Known title claims	$66	$114
IBNR title claims	639	523
Total title claims	705	637
Non-title claims	-	-
Total reserve for title claims	$705	$637

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

Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through December 31, 2025.

The table below presents our title insurance loss development experience for the past two years (in thousands):

	For the Year	For the Year
	Ended	Ended
	December 31, 2025	December 31, 2024
Beginning reserves	$637	$313

Provision for claims related to:
Current year	241	219
Prior years	(85)	109
Total provision for claim losses (1)	156	328

Claims paid related to:
Current year	-	-
Prior years	(88)	(4)
Total title claims paid	(88)	(4)

Ending reserve for title claims	$705	$637

(1) The Company's provision for claims losses and loss adjustment expense on its Consolidated Statements of Operations for the year ended December 31, 2025 includes the impact of subrogation recovery of $37,000 related to prior-year claims.

As of December 31, 2025 and 2024, our title claim reserves were $705,000 and $637,000, respectively, which we determined were reasonable and represented our best estimate. These recorded amounts were within a reasonable range of the central estimates provided by our actuaries. During the years ended December 31, 2025 and 2024, the Company recognized ($85,000) and $109,000, respectively, in net provision for claims development attributable to insured events of the prior years. Original estimates are decreased or increased as additional information becomes known regarding individual claims.

At December 31, 2025 and 2024, there were no reinsurance recoverables on paid claims or unpaid reserves.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2025 was conducted under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2025, were effective at the reasonable assurance level.

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

In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as we are a smaller reporting company as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

During the three months ended December 31, 2025, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

Our Board has set the number of our directors at three, one of whom is our Chairman and Chief Executive Officer, Steven A. Hale II, and two of whom are independent. Our directors are divided into three classes with staggered terms. One director, Mr. Hale, whose term was set to expire in 2025, was nominated for re-election by our Board and re-elected by our stockholders to serve another three-year term expiring in 2028.

Director Whose Term Expires this Year

Jeffrey S. Gilliam, 68, has been a director since February 2015. Since April 2022, Mr. Gilliam has served as the CFO/Treasurer of Hickory Springs Manufacturing Company. Mr. Gilliam also has served as the managing member of Willow Oak Advisory Group, LLC (“Willow Oak Advisory Group”), a provider of business advisory services, since January 2016. Related to his duties with Willow Oak Advisory Group, Mr. Gilliam served as President of Columbus Industries, Inc. (a division of Filtration Group) from August 2019 until February 2022. Mr. Gilliam was a director of the Finley Group, a corporate advisory firm, from August 2012 until January 2016. Mr. Gilliam served as President of Toter, Incorporated (a division of Wastequip, LLC), a manufacturer of automated cart systems, from October 2008 until August 2012, and as Vice President Finance (Chief Financial Officer) from June 2002 until October 2008. Our corporate governance and nominating committee and our Board concluded that Mr. Gilliam is qualified to serve as a director by reason of his strong financial experience as a chief financial officer. Mr. Gilliam was appointed to our Board in February 2015 pursuant to an agreement dated February 12, 2015 with Hale Partnership Fund, LP and Talanta Fund, L.P. (collectively with their affiliates, the “Hale-Talanta Group”), which had nominated two candidates for election to our Board at the 2015 annual meeting of stockholders. Under this agreement, we appointed Mr. Gilliam to our Board for a term expiring at the 2017 annual meeting of stockholders and the Hale-Talanta Group withdrew its nominations. Mr. Gilliam was re-elected by our stockholders in 2020 and 2023. Mr. Gilliam's term as director is set to expire in 2026.

Directors Whose Terms Do Not Expire this Year

Peter M. Sherman, 64, has been a director since December 2020. Mr. Sherman has served as founder of Sherman Capital Management, a special situation investing and restructuring consulting firm for institutional investors, since July 2016. Mr. Sherman also served as Chief Risk Officer of Capitala Group, a lower middle market lender and equity investor, from February 2018 to March 2024. Mr. Sherman was a partner in Brevet Capital Management, a middle market direct lending hedge fund, from June 2014 to June 2016. Mr. Sherman was elected to our Board in December 2020 upon the recommendation of our Chairman and Chief Executive Officer and was re-elected by the Company’s stockholders in 2021 and 2024. Our corporate governance and nominating committee and our Board concluded that Mr. Sherman is qualified to serve as a director by reason of his experience in principal finance and debt capital markets, special situation restructuring, and as a capital provider to lower to middle market companies through his role as a chief risk officer. Mr. Sherman’s term as director expires in 2027.

Steven A. Hale II, 42, has been a director since February 2017 and has served as Chairman of our Board since November 2017. He has also served as our Chief Executive Officer since March 2018. Since March 2019, Mr. Hale has served as Chairman and Chief Executive Officer of HC Realty, an internally-managed real estate investment trust focused on acquiring, financing, owning and managing build-to-suit or renovate-to-suit, single-tenant properties leased primarily to the U.S. government and administered by the GSA or directly by the federal government agencies or sub-agencies occupying such properties. He has also served as President of HC Realty from August 2020 until January 2022 and again beginning in August 2024. We currently own approximately 28.0% of the voting interest of HC Realty and HC Realty is considered to be a related party of the Company. Mr. Hale is also the founder and sole manager of HPCM, an asset management firm that serves as the investment manager to certain privately held investment partnerships. Mr. Hale has held his position with HPCM since 2010. From 2007 to 2010, prior to founding HPCM, Mr. Hale was an associate director with Babson Capital Management, LLC, an asset management firm, where he had responsibility for coverage of distressed debt investments across a variety of industries. From 2005 to 2007, Mr. Hale was a leveraged finance analyst with Banc of America Securities. Our corporate governance and nominating committee and our Board concluded that Mr. Hale is qualified to serve as a director by reason of his experience as our Chief Executive Officer, his experience with asset management and his indirect ownership of approximately 74% of our outstanding shares of common stock.

Mr. Hale was initially elected to our Board pursuant to the terms of an agreement dated January 30, 2017 with Hale Partnership Fund, LP, and related parties (collectively, the “Hale Group”), a stockholder group that, as of the date of the agreement, owned approximately 10% of our outstanding shares of common stock and which had nominated two candidates for election to our Board at the 2017 annual meeting of stockholders. Under this agreement, we appointed Mr. Hale to our Board and the Hale Group withdrew its nominations and agreed, among other things, to vote in favor of the election of Messrs. Hale and Gilliam as directors at the 2017 annual meeting of stockholders for a term that expired at the 2020 annual meeting of stockholders. Mr. Hale was re-elected by our stockholders in 2020, 2022 and 2025. Mr. Hale’s term as a director expires in 2028.

Delinquent Section 16(a) Reports

The Exchange Act requires our executive officers and directors, and any persons owning more than 10% of our common stock, to file certain reports of ownership and changes in ownership with the SEC. Based solely on our review of the copies of the Forms 3, 4 and 5 we have received, and written representations from certain reporting persons that no Forms 5 were required to be filed by those persons, we believe that all executive officers, directors and 10% stockholders complied with these filing requirements, except as follows:

One Form 4 required to be filed by HPCM on April 23, 2025 was filed late on May 12, 2025 due to delays in obtaining EDGAR filing codes for HPCM and its joint filers, Mr. Hale and Hale Partnership Fund, L.P.  The Form 4 was filed promptly upon obtaining such EDGAR filing codes and reports the acquisition of shares of Company common stock by entities for which HPCM serves as investment manager in exchange for shares of ACMAT Common Stock and ACMAT Class A Stock and other assets pursuant to the Contribution Agreement.

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

Our named executive officers for 2025 were Steven A. Hale II, our Chairman and Chief Executive Officer, and Anna A. Lieb, our Principal Financial and Accounting Officer; Secretary (collectively the “Named Executive Officers”).

During 2025, our executive compensation program had two major components: salary and a cash bonus. The program was designed to promote our strategy of profitably growing our core title insurance and management services business.

Our executive compensation program is administered by the compensation and benefits committee of our Board.

Salary and Bonus. Our Named Executive Officers received the following cash compensation in 2025:

●	Steven A. Hale II received an annual salary of $125,000, and
●	Anna A. Lieb received an annual salary of $300,000 and a bonus of $85,000, which included a cash retention bonus of $25,000.

Long-Term Incentives. Our Named Executive Officers did not receive any restricted stock awards in 2025.

Summary Compensation Table

The following table sets forth compensation received by the Named Executive Officers for the years ended December 31, 2025 and 2024.

SUMMARY COMPENSATION TABLE

					Stock	Option	Non-Equity	All Other
		Salary			Awards	Awards	Incentive Plan	Compensation	Total
Name and Principal Position	Year	($)		Bonus ($)	($)	($)	Compensation	($)	($)

STEVEN A. HALE II,	2025	125,000		—	—	—	—	—	125,000
Chairman and Chief Executive Officer	2024	125,000		—	—	—	—	—	125,000

ANNA A. LIEB,	2025	300,000	(1)	85,000	—	—	—	—	385,000
Principal Financial and Accounting Officer; Secretary	2024	275,000	(1)	61,000	—	—	—	—	336,000
(1) Ms. Lieb received a salary increase effective May 31, 2024 in connection with her appointment as Principal Financial and Accounting Officer; Secretary.

Outstanding Equity Awards at Fiscal Year-End Table

As of December 31, 2025, there were no outstanding equity awards.

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

The following table sets forth information concerning the compensation of directors for the year ended December 31, 2025.

DIRECTOR COMPENSATION

FOR THE FISCAL YEAR ENDED December 31, 2025

	Fees
	Earned	Stock
Name	in Cash ($)	Awards ($) (1)	Total ($)
STEVEN A. HALE II	—	—	—
PETER M. SHERMAN	35,000	—	35,000
JEFFREY S. GILLIAM	35,000	—	35,000

(1)	At December 31, 2025, Messrs. Sherman and Gilliam held no stock options or restricted shares of common stock.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 24, 2026 by each stockholder we know to be the beneficial owner of more than 5% of our outstanding common stock, by each director, by each of our Named Executive Officers and by all directors and executive officers as a group. Unless otherwise set forth below, the address of each stockholder listed in the following table is 6265 Old Water Oak Road, Suite 204, Tallahassee, Florida 32312. Percentages are based on 5,107,035 shares of common stock outstanding as of March 24, 2026.

	Amount and
	Nature
	of Beneficial		Percent
Name	Ownership		of Class
Solas Capital Management, LLC	762,727	(a)	14.93%
Hale Partnership Fund, L.P. and related parties	3,777,158	(b)	73.96%
Jeffrey S. Gilliam	4,165		0.08%	(c)
Steven A. Hale II	3,804,935	(d)	74.50%
Anna A. Lieb	—		—
Peter M. Sherman	8,702		0.17%	(c)
All directors and executive officers as a group (4 persons)	3,817,802	(d)	74.76%

(a)

The beneficial ownership information for Solas Capital Management, LLC (“Solas”) is based upon the Schedule 13G filed with the SEC on April 28, 2025 by Solas and its portfolio manager, Frederick Tucker Golden (“Golden”). Solas and Golden each have shared voting and dispositive power over all of the reported shares. The business address of Solas and Golden is 1063 Post Road, 2nd Floor, Darien, Connecticut 06820.

(b)	The beneficial ownership information reported is based upon the Schedule 13D/A filed with the SEC on December 12, 2025 by HPCM, Hale Partnership Capital Advisors, LLC, Hale Partnership Fund, L.P., Hale ICFG Fund, L.P., MGEN II - Hale Fund, L.P., Clark - Hale Fund, L.P., Dickinson – Hale Fund, L.P., Smith – Hale Fund, L.P. and Steven A. Hale II and a Form 4 filed with the SEC on December 12, 2025. HPCM and Steven A. Hale II each have shared voting and dispositive power over all of the reported shares. Steven A. Hale II also has sole voting power over 27,777 shares. Hale Partnership Capital Advisors, LLC has shared voting and dispositive power over 2,265,175 shares; Hale Partnership Fund, L.P. has shared voting and dispositive power over 1,550,439 shares, Hale ICFG Fund, L.P. has shared voting and dispositive power over 376,689 shares, MGEN II - Hale Fund, L.P. has shared voting and dispositive power over 63,100 shares, Dickinson-Hale Fund, L.P. has shared voting and dispositive power over 87,704 shares, Smith-Hale Fund, L.P. has shared voting and dispositive power over 187,243 shares, and a managed account for which HPCM serves as investment manager has shared voting and dispositive power over 1,511,983 shares. Clark – Hale Fund, L.P. has shared voting and dispositive power over zero shares as a result of a Company repurchase of all shares previously held by Clark – Hale Fund, L.P. pursuant to a stock repurchase agreement dated December 10, 2025. The Schedule 13D/A and Form 4 indicate Hale Partnership Capital Advisors, LLC, an entity for which Mr. Hale serves as sole manager, is the General Partner of Hale Partnership Fund, L.P., Hale ICFG Fund, L.P., MGEN II - Hale Fund, L.P., Clark - Hale Fund, L.P., Dickinson-Hale Fund, L.P. and Smith-Hale Fund, L.P. The principal business and principal office address for each of the aforementioned parties is 4350 Congress St, Suite 580, Charlotte, North Carolina 28209.
(c)	1% or less.
(d)	Includes 3,777,158 shares over which Mr. Hale shares voting and dispositive power as a result of his service as managing member of HPCM. See note (b) above.

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

Since January 1, 2025, the Company has entered into the following transactions involving amounts in excess of $120,000 with related persons or affiliated entities.

During 2025, the Company invested an additional $272,000 into HP LPT Holding Company LLC ("HP LPT"), a limited liability company domiciled in the state of Florida. HP LTP is a related party of the Company as it is controlled by Mr. Hale through his ownership of the Hale Funds. HP LPT is a holding company for the segregated portfolio cell writing reinsurance business in Cayman Islands.

Beginning in 2024, the Company, through HGMA, was engaged to provide management advisory services to a related captive managing general agency, HPMA, and its affiliates, including a related reinsurance intermediary. Such services included, but were not limited to general management, legal entity formation, legal compliance, strategy services, review of potential acquisitions and transactions, licensure, regulatory approval, and other general operational services. The engagement was renewed for six months from January 1, 2025 through June 30, 2025, for a monthly fee of $250,000. HPMA is a related party of the Company as it is controlled by Mr. Hale. The engagement expired in accordance with its terms on June 30, 2025.

On April 21, 2025, the Company entered into the Services Agreement, effective June 1, 2025, with HP Risk, a wholly-owned subsidiary of HP Holding Company, LLC, which is wholly owned by certain affiliates of Mr. Hale, pursuant to which the Company provides certain managerial and operational services to HP Risk for consideration from HP Risk of $6 million per year over the course of three years. For additional information regarding the Services Agreement, refer to Note 3, Significant Transactions in the accompanying notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

During 2025, the Company received $891,000 of distributions as a result of the Company's equity investment in HP Holding Company, LLC. HP Holding Company, LLC is a related party of the Company as it is controlled by Mr. Hale through his ownership of the Hale Funds.

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

Fees and Services

As previously disclosed in our Current Report on Form 8-K filed with the SEC on November 3, 2025, effective as of November 1, 2025, the partners and professional staff of Horne LLP (“Horne”), an independent registered public accounting firm, joined BDO USA, P.C. (“BDO”). As a result of this transaction, effective as of November 1, 2025, Horne resigned as the Company’s independent registered public accounting firm, and the Company, through and with the approval of the audit committee, appointed BDO as its independent registered public accounting firm. The following table sets forth the fees, including reimbursement of expenses, billed by, or expected to be billed by, BDO and Horne for each of the periods set forth below, all of which were pre-approved by the audit committee.

	2025	2024
Audit Fees	$130,000	$120,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$130,000	$120,000

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

3.4	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated June 26, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed June 30, 2025).

3.5	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated September 2, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed September 3, 2025).

4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (2)

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

10.10	Employment Agreement, dated May 31, 2024, by and between HG Managing Agency, LLC and Anna Lieb (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed June 6, 2024). (1)

10.11	Stock Repurchase Agreement, dated April 21, 2025, by and among the Registrant and the Sellers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed April 23, 2025).

10.12	Assignment and Contribution Agreement, dated April 21, 2025, by and among the Registrant and the Assignors named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed April 23, 2025).

10.13	Master Services Agreement, dated April 21, 2025, by and between the Registrant and HP Risk Solutions, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed April 23, 2025).

16.1	Letter from Horne LLP, dated November 1, 2025 (incorporated by reference to Exhibit 16.1 to the Registrant’s Form 8-K (Commission File No. 001-34964) filed November 3, 2025).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Form 10-K (Commission File No. 001-34964) filed March 27, 2025).

21.1	List of Subsidiaries. (2)

31.1	Certification by Steven A. Hale II, our Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (2)

31.2	Certification by Anna A. Lieb, our Principal Financial and Accounting Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. (2)

32.1	Certification by Steven A. Hale II, our Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Certification by Anna A. Lieb, our Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	Inline XBRL INSTANCE DOCUMENT (2)

101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT (2)

101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE (2)

101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE (2)

101.LAB	Inline XBRL TAXONOMY EXTENSION LABELS LINKBASE (2)

101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE (2)

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101) (2)

(1)	Management contract or compensatory plan
(2)	Filed Herewith
(3)	Furnished Herewith

Item 16.         Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HG HOLDINGS, INC.

By:	/s/Steven A. Hale II
Steven A. Hale II
Chairman, Chief Executive Officer and Director
Date:	March 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Steven A. Hale II (Steven A. Hale II)	Chairman, Chief Executive Officer and Director	March 27, 2026

/s/Anna A. Lieb (Anna A. Lieb)	Principal Financial and Accounting Officer	March 27, 2026

/s/Peter M. Sherman (Peter M. Sherman)	Director	March 27, 2026

/s/Jeffrey S. Gilliam (Jeffrey S. Gilliam)	Director	March 27, 2026

HG HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED December 31, 2025

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors of HG Holdings, Inc.

HG Holdings, Inc.

Tallahassee, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HG Holdings, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Valuation of Investment in HC Government Realty Trust, Inc. Series B Stock for Impairment

As described in Note 5 to the consolidated financial statements, the carrying value of the Company’s investment in the Series B Stock (the "HC Series B Stock") of HC Government Realty Trust, Inc. ("HC Realty"), a related party entity, totaled $5.2 million as of December 31, 2025 and the Company recognized an impairment loss in the HC Series B Stock in the amount of $4.1 million during the year ended December 31, 2025. The Company accounts for its investment in the HC Series B Stock under the cost adjusted for market observable events less impairment method as it is not deemed to be in-substance common stock. The Company reviews its investment in HC Series B Stock on a regular basis to determine if the investment is impaired. If management’s assessment indicates that an impairment exists, the Company recognizes an impairment loss in current earnings that is equal to the difference between the fair value of the investment and its carrying value.

We identified the valuation of the investment in HC Series B Stock for impairment as a critical audit matter. The principal consideration for our determination was the subjective judgement required by management in developing certain elements used to estimate the fair value of the investment in HC Series B Stock, specifically the relevant market multiples and the discount for lack of marketability. Auditing these elements involved especially subjective and complex auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the relevance and reliability of certain data used in determining the relevant market multiples in the fair value of the investment in HC Series B Stock.

●	Utilizing personnel with specialized skills and knowledge in valuation to assist in assessing the reasonableness of the relevant market multiples and discount for lack of marketability.

/s/ BDO USA, P.C.

(formerly HORNE LLP)

We have served as the Company's auditor since 2023.

Ridgeland, Mississippi

March 27, 2026

HG HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

	As of December 31,	As of December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$10,333	$12,145
Restricted cash	6,746	8,264
Investments
Fixed income securities, held-to-maturity	-	1,000
Investments in limited partnerships	3,088	2,183
Investments in related parties	18,841	10,073
Accounts receivable	307	263
Due from related parties	526	3
Interest and dividend receivables	-	19
Prepaid expenses	269	288
Property, plant and equipment, net	38	62
Lease assets	615	611
Deferred tax asset, net	2,712	-
Goodwill	6,492	6,492
Intangible assets, net	118	193
Other assets	601	572
Total assets	$50,686	$42,168

LIABILITIES
Accounts payable	$193	$106
Accrued salaries, wages and benefits	612	496
Escrow liabilities	6,592	8,110
Other accrued expenses	39	224
Due to related parties	355	136
Reserve for title claims	705	637
Lease liabilities	620	616
Other liabilities	17	35
Total liabilities	9,133	10,360

Commitments and contingencies (refer to Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized and no shares issued and outstanding as of December 31, 2025 and December 31, 2024.	-	-
Common stock, $0.02 par value, 7,000,000 shares authorized as of December 31, 2025 and 35,000,000 shares authorized as of December 31, 2024; 5,107,035 shares issued and outstanding as of December 31, 2025 and 2,813,214 shares issued and outstanding as of December 31, 2024.	95	52
Additional paid-in capital	38,648	30,491
Retained earnings	2,942	1,413
Total stockholders’ equity	41,685	31,956
Noncontrolling interests	(132)	(148)
Total equity	41,553	31,808
Total liabilities and stockholders’ equity	$50,686	$42,168

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share and share amounts)

	For the Year	For the Year
	Ended	Ended
	December 31, 2025	December 31, 2024

Revenues:
Net premium written	$6,941	$6,009
Escrow and other title fees	2,795	2,501
Management fees	5,000	3,003
Total revenues	14,736	11,513

Cost of revenues:
Underwriting expenses	263	205
Provision for title claim losses	119	328
Search and other fees	103	62
Total cost of revenues	485	595

Gross underwriting profit	14,251	10,918

Operating expenses:
Personnel expenses	(8,334)	(7,860)
Other general and administrative expenses	(4,640)	(4,719)
Total operating expenses	(12,974)	(12,579)

Other income/expenses:
Net investment income	725	1,058
Other income, net	11	1,151
Loss from investments in related parties, net	(3,084)	(815)

Loss from operations before income taxes	(1,071)	(267)

Income tax benefit	(2,737)	(18)

Net income (loss)	1,666	(249)
Net income (loss) attributable to noncontrolling interests	137	(10)
Net income (loss) attributable to the Company's shareholders	$1,529	$(239)

Basic and diluted per share net income (loss) attributable to the Company's shareholders:
Basic	$0.39	$(0.08)
Diluted	$0.39	$(0.08)

Weighted average shares outstanding:
Basic	3,944	2,833
Diluted	3,944	2,833

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Retained
	Common Stock		Paid-in	Earnings	Noncontrolling
	Shares	Common Stock	Capital	(Deficit)	Interest	Total

Balance at January 1, 2025	2,813	$52	$30,491	$1,413	$(148)	$31,808

Net income	-	-	-	1,529	137	1,666
Non-controlling interest shareholders contributions (distributions)	-	-	111	-	(121)	(10)
Issuance of common stock	2,900	59	12,411	-	-	12,470
Repurchase of common stock	(606)	(13)	(4,368)	-	-	(4,381)
Other	-	(3)	3	-	-	-

Balance at December 31, 2025	5,107	$95	$38,648	$2,942	$(132)	$41,553

Balance at January 1, 2024	2,862	$53	$30,491	$1,894	$(17)	$32,421
Net loss	-	-	-	(239)	(10)	(249)
Non-controlling interest shareholders distributions	-	-	-	-	(121)	(121)
Repurchase of common stock	(49)	(1)	-	(242)	-	(243)

Balance at December 31, 2024	2,813	$52	$30,491	$1,413	$(148)	$31,808

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year	For the Year
	Ended	Ended
	December 31, 2025	December 31, 2024

Cash flows from operating activities:
Net income (loss) attributable to the Company's shareholders	$1,529	$(239)
Net income (loss) attributable to noncontrolling interests	137	(10)
Net income (loss)	1,666	(249)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation expense	24	59
Amortization expense	75	74
Change in net asset value of investment in limited partnership	(362)	(363)
Amortization of premium and accretion of discount, net	-	(3)
Equity in earnings of related parties equity method investees	(114)	-
Loss from investment in related parties	4,089	1,286
Non-cash lease expense	3	(29)
Changes in assets and liabilities:
Prepaid expenses	19	(65)
Accounts receivable	(43)	(127)
Due from related parties	(523)	3
Deferred tax asset, net	(2,712)	-
Interest and dividends receivables	19	274
Other assets	(28)	225
Accounts payable	87	(294)
Accrued salaries, wages, and benefits	116	146
Escrow liabilities	(1,518)	656
Reserve for title claims	68	324
Other accrued expenses	(185)	(93)
Due to related parties	219	109
Lease liabilities	(4)	26
Other liabilities	(18)	2
Net cash provided by operating activities	878	1,961

Cash flows from investing activities:
Purchases of investments	(1,000)	(775)
Purchases of investments in related parties	(273)	(525)
Proceeds from sale of investments	456	235
Proceeds from redemptions of fixed-income securities	1,000	2,125
Net cash provided by investing activities	183	1,060

Cash flows from financing activities:
Repurchase of common stock	(4,381)	(243)
Subsidiary distributions paid to non-controlling interest shareholders, net	(10)	(121)
Net cash used in financing activities	(4,391)	(364)

Net (decrease) increase in cash and cash equivalents and restricted cash	(3,330)	2,657
Cash and cash equivalents and restricted cash at beginning of year	20,409	17,752
Cash and cash equivalents and restricted cash at end of year	$17,079	$20,409

Cash and cash equivalents	$10,333	$12,145
Restricted cash	6,746	8,264
Cash and cash equivalents and restricted cash	$17,079	$20,409

The accompanying notes are an integral part of the consolidated financial statements

HG HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          Basis of Presentation and Nature of Operations

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of HG Holdings, Inc. and its consolidated subsidiaries (collectively, the “Company,” “we,” “us,” “our,” “it,” and “its”). All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s consolidated financial position, results of operations, and cash flows for the periods presented. All such adjustments are of a normal recurring nature.

The Company operates through its wholly owned subsidiaries, National Consumer Title Insurance Company (“NCTIC”), National Consumer Title Group, LLC (“NCTG”), Title Agency Ventures, LLC (“TAV”), HG Managing Agency, LLC (“HGMA”), Omega National Title Agency, LLC (“ONTA” or “Omega”), Omega National Title of Florida, LLC (“ONF”) and Omega National Title of Pensacola, LLC (“ONP”).

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

Additionally, the Company owns 250 shares of Common Stock ("HC Common Stock") of HC Government Realty Trust, Inc., a Maryland corporation and related party entity ("HC Realty"), and 1,025,000 shares of HC Realty’s 10.00% Series B Cumulative Convertible Preferred Stock (the “HC Series B Stock”). As of December 31, 2025, the Company owns approximately 28.0% of the voting interest of HC Realty. In June 2024, HC Realty effected a one (1) for one thousand two hundred (1,200) reverse stock split of its common stock, which resulted in a reduction in the number of our shares of HC Common Stock from 300,000 to 250.

HC Realty is an internally-managed real estate investment trust (“REIT”) focused on acquiring, financing, owning and managing build-to-suit or renovate-to-suit, single-tenant properties leased primarily to the U.S. government and administered by the U.S. General Services Administration (the "GSA")or directly by the federal government agencies or sub-agencies occupying such properties (referred to as “Government Properties”). HC Realty invests primarily in Government Properties ranging from 10,000 to 100,000 rentable square feet that are in their initial lease term after original construction or renovation-to-suit. HC Realty further emphasizes Government Properties that perform law enforcement, public service or other functions that support the mission of the agencies or sub-agencies occupying such properties. Leases associated with the Government Properties in which HC Realty invests are full faith and credit obligations of the United States of America. HC Realty intends to grow its portfolio primarily through direct acquisitions of Government Properties; although, HC Realty may elect to invest in Government Properties through indirect investments, such as joint ventures. Steven A. Hale II, our Chairman and Chief Executive Officer, serves as HC Realty’s Chairman, Chief Executive Officer and President and a member of the HC Realty board of directors. In addition, Mr. Hale, and certain investors affiliated with Mr. Hale, founded Hale Partnership Capital Management, LLC (“HPCM”), and Mr. Hale currently serves as HPCM’s sole manager. HPCM serves as investment manager and adviser to, and  may possess voting and/or investment power over the securities of HC Realty held by, certain other investors in HC Realty. HC Realty is considered to be a related party to the Company.

2.         Significant Accounting Policies

The significant accounting policies of the Company are summarized below:

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in banks and other short-term, highly liquid investments with the original maturity of three months or less. The Company maintains its cash and cash equivalents with major financial institutions. Deposits at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits. From time to time, the Company’s cash balances may exceed federally insured limits. The Company has not experienced any losses related to these balances and believes the risk of loss associated with cash deposits in excess of federally insured limits is not significant as of the balance sheet date.

Restricted Cash

Restricted cash includes cash held in escrow under escrow agreements. Cash held by the Company in escrow was approximately $6.7 million and $8.3 million as of December 31, 2025 and 2024, respectively. The Company records an offsetting escrow liability reflecting its obligation for the disposition of these escrowed funds.

Investments

Fair Value Measurement - Where available, we estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the New York Stock Exchange, Nasdaq and NYSE American. For securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs to estimate the fair value of those securities for which quoted prices are unavailable. Refer to Note 5, Investments for additional information. Accounting for fair value measurements requires disclosure of the level within the fair value hierarchy in which fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3). Equity method investments are not measured at fair value on a recurring basis.

Fixed income debt securities - The Company's fixed income debt portfolio consists of U.S. government and agency securities. Our fixed income securities are classified as held-to-maturity and are reported at amortized cost. The Company performs ongoing impairment evaluations of its fixed income securities, and we did not record any current expected credit losses ("CECL") during the years ended December 31, 2025 and 2024, as the U.S. government and agency securities are assumed to have no risk of non-payment.

Investments in Limited Partnership - The Company has elected the practical expedient for fair value for its investment in limited partnership which is estimated based on the Company's share of the net asset value (“NAV”) of the limited partnership, as provided by the independent fund administrator. The Company’s share of the NAV represents the Company’s proportionate interest in the members’ equity of the limited partnership.

Investments in Related Parties

The Company’s investments in related parties are accounted for either under the equity method of accounting or, where they do not meet the criteria of accounting under the equity method, under the cost adjusted for market observable events less impairment method. For information about the Company’s investments in related parties, refer to Note 5, Investments.

Equity Method Investments - Investments in entities over which the Company exercises significant influence, but does not control, are accounted for using the equity method of accounting. Investments accounted for under the equity method of accounting are initially recorded at cost and the Company subsequently increases or decreases the investment by its proportionate share of the net income or loss and other comprehensive income or loss of the investee. For purposes of this assessment, the Company considers the investee’s cash position, liquidity, earnings and revenue outlook, equity position, and ownership, among other factors, in its review. If management’s assessment indicates that an impairment exists, the Company estimates the fair value of the equity method investment and recognizes in current earnings an impairment loss that is equal to the difference between the fair value of the equity method investment and its carrying amount. The Company recognizes equity method earnings on a lag basis, generally one reporting period in arrears, where investee financial information is not available on a timely basis. Management has determined that the use of a reporting lag does not have a material impact on the Company’s consolidated financial statements.

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

Noncontrolling interests

The Company consolidates the results of entities in which it has a controlling financial interest. Noncontrolling interests are presented as a separate line within stockholders’ equity in the Consolidated Balance Sheets. The Company presents the portion of net income (loss) attributable to noncontrolling interests as a separate line within the Consolidated Statements of Operations.

Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations

The Company recognizes separately from goodwill, the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree, and to measure these items generally at their acquisition date fair values. Goodwill is recorded as the residual amount by which the purchase price exceeds the fair value of the net assets acquired. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, we are required to report provisional amounts in the financial statements for the items for which the accounting is incomplete. Adjustments to provisional amounts initially recorded that are identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. During the measurement period, we are also required to recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period ends the sooner of one year from the acquisition date or when we receive the information we were seeking about facts and circumstances that existed as of the acquisition date or learn that more information is not obtainable. Contingent consideration liabilities or receivables recorded in connection with business acquisitions must also be adjusted for changes in fair value until settled.

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

For our annual goodwill impairment test performed as of December 31 of each year, we utilize two approaches to value goodwill: the income approach, which converts future estimates of cash flows by reporting unit to a single (discounted) current value, and the market approach, which uses publicly available peer data to estimate value of the reporting unit. The valuation techniques performed in our quantitative analysis make use of our estimates and assumptions related to revenue and operating margin growth rates, future market conditions, determination of market multiples and comparative companies, and determination of risk-adjusted discount rates. In performing our analysis, we make assumptions and apply judgments to estimate industry economic factors and the future profitability of our businesses. Based on our quantitative annual valuations as of December 31, 2025 and 2024, we have concluded that there was no impairment of goodwill.

Leases

The Company enters into lease agreements that are primarily used for office space, and all current leases are accounted for as operating leases. Amounts related to operating leases are included in lease assets and lease liabilities on the Consolidated Balance Sheets. Lease assets represent the Company’s right to use an underlying asset for the stated lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from an operating lease. Lease assets and liabilities are recognized at the date of the lease commencement and are based on the present value of lease payments over the lease term. The Company's current leases do not provide an implicit interest rate, thus the Company calculated the discount rate for present value of lease payments using estimates of its incremental borrowing rate for a fully collateralized fully amortized loan with a term similar to the lease. A portion of the Company's current leases includes an option to extend or cancel the lease term. The exercise of such an option is solely at the Company's discretion. The operating lease liability recorded in the Consolidated Balance Sheets includes lease payments related to options to extend or cancel the lease term if the Company determined at the date of adoption that the lease was expected to be renewed or extended. A lease expense, which is calculated on a straight-line basis over the lease term and presented as part of operating expenses in the Consolidated Statements of Operations, is composed of the amortization of the lease asset and the accretion of the lease liability.

Variable lease payments are not capitalized and are recorded as lease expense when incurred. Operating leases with initial terms of 12 months or less (short-term leases), which are not reasonably certain to be extended at the commencement date, are not capitalized on the balance sheet. For further information on the Company’s leasing arrangements see Note 12, Commitments and Contingencies.

Property, Plant and Equipment

Depreciation of property, plant and equipment is computed using the straight-line method based upon the estimated useful lives. Depreciation expense is included in operating expenses in the Consolidated Statements of Operations. Maintenance and repairs are charged to expense as incurred; renewals and betterments are capitalized. Assets are reviewed for possible impairment when events indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of property, plant and equipment, which could result in impairment charges in future periods. Our depreciation policy reflects judgments on the estimated useful lives of assets. No impairment losses on our long-lived assets were recognized during the years ended  December 31, 2025 and 2024.

Title Premiums Written and Commissions to Agents

When the policy is issued directly, the premiums collected are retained by the Company. When the policy is issued through a title insurance agency, the agency retains a majority of the premium as a commission and remits the net amount to the Company. The Company’s title insurance premiums are recognized as revenue at the time title insurance policies written by agencies are reported to the Company. Our direct title insurance premiums and agency commission revenues are recognized as revenue at the time of closing of the underlying transaction as the earnings process is then considered complete. Expenses typically associated with premiums include agent commissions and premium taxes that are included within underwriting expenses on our Consolidated Statements of Operations, as well as a provision for future claims that is recognized concurrent with recognition of related premium revenue and included within provision for title claim losses. Fee income related to escrow and other closing services is recognized when the related services have been performed and completed. Other revenues are recognized when contractual obligations are fulfilled or as services are provided. Quarterly, the Company evaluates the collectability of receivables. Write-offs of receivables have not been material to the Company.

Revenue from Contracts with Customers

The Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance does not apply to revenue associated with insurance contracts (including title insurance policies), financial instruments and lease contracts; and therefore, is primarily applicable to the following Company revenue categories:

Escrow and other title-related fees – The Company’s title insurance segment recognizes commission revenue and fees related to items such as searches, settlements, commitments, and other ancillary services. Escrow and other title-related fees are recognized as revenue at the time of the related transactions as the earnings process, or performance obligation, is then considered to be complete. Cash associated with such revenue is typically collected at the same time revenue is recognized.

Non-title services – All non-title service fees, such as management fees, are recognized as revenue as performance obligations are completed. Cash associated with such revenue is typically collected monthly over the term of the service contract.

Credit losses on the Company's accounts receivable and due from related parties are recognized based on estimated losses expected to occur over the life of these receivables. As of December 31, 2025, the Company did not record an allowance for credit losses related to these balances.

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

Earnings per Share of Common Stock

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per share includes any dilutive effect of outstanding stock options and restricted stock, if any, calculated using the treasury stock method. As of December 31, 2025 and 2024, there were no stock options or restricted stock outstanding.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), that requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and provide more details about the reconciling items in some categories if items meet a quantitative threshold. The guidance requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The Company has adopted ASU 2023-09 for the 2025 annual reporting period and applied it retrospectively to all periods presented. The updated guidance did not have a material impact on the Company's consolidated financial statements except for the disclosure requirements provided in Note 9, Income Taxes.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires public business entities to disclose disaggregated information about certain income statement expenses, including categories such as employee compensation, intangible asset amortization and depreciation, and selling expense, in the notes to the Consolidated Financial Statements. Public business entities are required to apply the guidance prospectively and may apply it retrospectively. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impacts of this standard on our tax disclosures and is not planning to early adopt.

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

Assignment and Contribution Agreement

On April 21, 2025, the Company entered into an Assignment and Contribution Agreement (the “Contribution Agreement”) with the certain assignors listed therein (the “Assignors”), pursuant to which the Assignors agreed to assign and contribute to the Company an aggregate of 10,203 shares of common stock, no par value ("ACMAT Common Stock"), and 291,656 shares of Class A stock, no par value ("ACMAT Class A Stock"), of ACMAT Corporation (“ACMAT”), a Connecticut corporation, and, in consideration of and exchange therefor, the Company agreed to issue to the Assignors an aggregate of 2,899,876 shares of Company common stock, contingent upon the closing of the transactions contemplated by the Services Agreement described in the previous paragraph. After giving effect to the transactions pursuant to the Contribution Agreement, the Company owns approximately 39.1% of the outstanding equity of ACMAT and approximately 10.4% of the voting power of ACMAT, based on ACMAT's outstanding equity as of November 6, 2025. Holders of ACMAT Class A Stock are entitled to one-tenth vote per share in relation to ACMAT Common Stock, holders of which are entitled to one vote per share, with respect to matters subject to approval by ACMAT stockholders. ACMAT, through its subsidiaries, offers surety bonds for prime, sub-prime, specialty trade, environmental, asbestos and lead abatement contractors and miscellaneous obligations nationwide. ACMAT also provides other miscellaneous surety bonds such as workers’ compensation bonds, supply bonds, subdivision bonds, and license and permit bonds.

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

Capital and surplus on a statutory basis was $8.7 million as of December 31, 2025, compared to $7.3 million as of December 31, 2024 and exceeded the minimum of $3.0 million required by the State of Florida for title insurance companies. The maximum amount of dividends which can be paid by State of Florida insurance companies to shareholders without prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus. Cash dividends may only be paid out of accumulated surplus funds derived from net operating profits and realized capital gains not exceeding 10% of such surplus in any one year, although there are no restrictions on cash dividend payments out of profits and gains derived during the immediately preceding year. During the years ended December 31, 2025 and 2024, no dividends were paid from NCTIC to the Company.

5.          Investments

Investments in Related Parties

On June 30, 2025, the Company completed a non-cash equity-for-equity exchange transaction pursuant to which it acquired a 39.1% equity interest and a 10.4% voting interest in ACMAT. ACMAT is considered a related party as the Company is a principal owner of ACMAT through its voting interest. For additional information regarding this transaction, refer to Note 3, Significant Transactions. The Company accounts for its investment in ACMAT under the equity method of accounting, as the Company has concluded that it has the ability to exercise significant influence over the operating and financial policies of the investee. As of December 31, 2025, the Company’s investment in ACMAT was carried at approximately $12.6 million. The Company recognizes equity method earnings from ACMAT on a lag basis, generally one reporting period in arrears, as financial information for ACMAT is not available on a timely basis. Management has determined that the use of a reporting lag does not have a material impact on the Company’s consolidated financial statements. The Company’s share of ACMAT’s earnings for the year ended  December 31, 2025 of $114,000 is reflected in income from investments in related parties in the consolidated statements of operations. The Company did not have any share of ACMAT’s earnings as of December 31, 2024.

As a result of the Company’s equity method investment in ACMAT, the Company includes the following summarized income statement information of ACMAT for the latest available period, the nine months ended September 30, 2025 (in thousands):

September 30, 2025
Total revenue	$2,719
Total expense	2,416
Pre-tax earnings	$303
Provision for income tax	(36)
Net earnings	$339

Additionally, the Company owns approximately 28.0% of the voting interest of HC Realty through its ownership of 250 shares of HC Common Stock and 1,025,000 shares of HC Series B Stock.

On March 19, 2019, the Company entered into subscription agreements with HC Realty, pursuant to which it purchased (i) 200,000 shares of HC Series B Stock for an aggregate purchase price of $2,000,000 and (ii) 300,000 shares of HC Common Stock for an aggregate purchase price of $3,000,000. Certain investors affiliated with HPCM, an entity founded by our Chairman and Chief Executive Officer and for which our Chairman and Chief Executive Officer serves as sole manager, purchased an additional 850,000 shares of HC Series B Stock for an aggregate purchase price of $8,500,000. While some of these investors have other investments with HPCM, each of these investors made a separate and direct investment in HC Realty and HPCM does not receive management fees, performance fees, or any other economic benefits with respect to these investors’ investments in HC Series B Stock. On April 3, April 9, and June 29, 2020, the Company entered into subscription agreements with HC Realty, pursuant to which we purchased 100,000, 250,000, and 475,000 shares of HC Series B Stock, respectively, for an aggregate purchase price of $8,250,000.

In June 2024, HC Realty effected a one (1) for one thousand two hundred (1,200) reverse stock split of its common stock, which resulted in a reduction in the number of our shares of HC Common Stock from 300,000 to 250.

The following table summarizes the Company’s investment in HC Realty as of the years ended  December 31, 2025 and 2024 (amounts in thousands, except ratios):

	Ownership %		Carrying Value / Fair Value		Loss recorded in the Consolidated Statements of Operations (b)
					For the	For the
	As of	As of	As of	As of	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024

HC Series B Stock (a)	27.9%	27.9%	$5,166	$9,256	$(4,090)	$(994)
HC Common Stock	0.1%	0.1%	5	9	(4)	(292)
Total	28.0%	28.0%	$5,171	$9,265	$(4,094)	$(1,286)
(a)	Represents investments in shares of HC Series B Stock with an original basis of $10.25 million. Each share of HC Series B Stock has voting rights on an as converted basis and can be converted into shares of HC Common Stock at a conversion ratio equal to $10.00 per share divided by the lesser of $9.10 per share or the fair market value per share of HC Common Stock, subject to adjustment upon the occurrence of certain events.
(b)

Loss from these investments is included in “Loss from investments in related parties, net” in the Consolidated Statements of Operations. Since HC Realty is a REIT and not a taxable entity, the loss is not reported net of taxes.

The Company’s investment in HC Common Stock is accounted for under the equity method of accounting as the Company has concluded it has a significant influence over the investee. The HC Series B Stock is not deemed to be in-substance common stock and is accounted for under the cost adjusted for market observable events less impairment method. Both investments in HC Common Stock and HC Series B Stock are evaluated quarterly for impairment. During the years ended December 31, 2025 and 2024, the Company recognized an impairment of HC Series B Stock of $4.1 million and $994,000, respectively. The impairments predominantly related to the downturn in the governmental real estate industry as a result of continuing elevated interest rates as well as certain actions taken by the government in 2025. During the year ended  December 31, 2024, the Company recognized an impairment of HC Common Stock of $260,000. The Company did not recognize an impairment of HC Common Stock during the year ended December 31, 2025.

As a result of the Company’s holding in HC Realty, the Company includes the following summarized income statement information of HC Realty for the years ended December 31, 2025 and 2024 (in thousands):

	For the Year Ended
	December 31, 2025	December 31, 2024

Total revenue	$21,353	$21,260
Total expense	31,095	39,706
Net loss	$(9,742)	$(18,446)

The Company’s other investments in related parties were $1.1 million and $808,000 as of December 31, 2025 and December 31, 2024, respectively, and include investments in limited liability companies and corporations. These investments do not meet the criteria for accounting under the equity method and are accounted for under the cost adjusted for market observable events less impairment method. As of December 31, 2025, the Company had total receivables and payables from related parties of $526,000 and $355,000, respectively. As of December 31, 2024, the Company had total receivables and payables from these related parties of $3,000 and $136,000, respectively. During the years ended December 31, 2025 and 2024, the Company received $891,000 and $465,000, respectively, of distributions from the related party investees, which are included in “Loss from investments in related parties, net” in the Consolidated Statements of Operations.

Other Investments

The following table details investments by major investment category, other than investments in related parties, at December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025		December 31, 2024
		Cost/Amortized		Cost/Amortized
	Fair Value	Cost, Net	Fair Value	Cost, Net
U.S. government and agency securities, held-to-maturity (1)	$-	$-	$1,000	$1,000
Investment in limited partnership, at NAV(2)	3,088	3,088	2,183	2,183
Total investments	$3,088	$3,088	$3,183	$3,183
1.

The Company's fixed-income securities portfolio was classified as held-to-maturity and reported at amortized cost as of December 31, 2024. The fixed-income securities were classified as Level 2 in the fair value hierarchy. As of December 31, 2024, there were no unrealized gains or losses on fixed-income securities. The Company's fixed-income securities matured in the first quarter of 2025.

2.

As of December 31, 2025, there are no unfunded commitments related to the investment in limited partnership. This limited partnership invests in property catastrophe risk through customized reinsurance solutions. The underlying assets of the limited partnership are one year or less in duration and the Company’s proceeds may be redeemed or reinvested annually for each tranche. Changes in NAV of the investment in limited partnership are included in "Net investment income" on the Company’s Consolidated Statements of Operations.

The Company has elected the practical expedient for fair value for its investment in limited partnership which is estimated based on our share of the NAV of the limited partnership, as provided by the independent fund administrator. The Company’s share of the NAV represents the Company’s proportionate interest in the members’ equity of the limited partnership.

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

Our fixed income securities are classified as held-to-maturity and are reported at amortized cost as of December 31, 2025 and 2024. The Company performs ongoing impairment evaluations, and we did not record any CECL during the years ended December 31, 2025 and 2024, as U.S. government and agency securities are assumed to have no risk of non-payment. The disclosed fair value of our fixed-income securities is initially calculated by a third-party pricing service. Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of proprietary models, produce valuation information in the form of a single fair value for individual fixed income and other securities for which a fair value has been requested. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, liquidity spreads, currency rates and other information, as applicable. Credit and liquidity spreads are typically implied from completed transactions and transactions of comparable securities. Valuation service providers also use proprietary discounted cash flow models that are widely accepted in the financial services industry and similar to those used by other market participants to value the same financial information. The valuation models take into account, among other things, market observable information as of the measurement date, as described above, as well as the specific attributes of the security being valued, including its term, interest rate, credit rating, industry sector and, where applicable, collateral quality and other issue or issuer specific information. Executing valuation models effectively requires seasoned professional judgment and experience.

The Company’s investments in related parties are accounted for either under the equity method of accounting or, where they do not meet the criteria of accounting under the equity method, under the cost adjusted for market observable events less impairment method. For information about the Company’s investments in related parties, refer to the Investments in Related Parties section above.

The following tables present the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2025 and 2024:

		Estimated fair value
(in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3	NAV
December 31, 2025
Assets:
Cash and cash equivalents	$10,333	$10,333	$10,333	$-	$-	$-
Restricted cash	$6,746	$6,746	$6,746	$-	$-	$-
Investments in limited partnerships	$3,088	$3,088	$-	$-	$-	$3,088

		Estimated fair value
(in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3	NAV
December 31, 2024
Assets:
Cash and cash equivalents	$12,145	$12,145	$12,145	$-	$-	$-
Restricted cash	$8,264	$8,264	$8,264	$-	$-	$-
Fixed income securities, held-to-maturity	$1,000	$1,000	$-	$1,000	$-	$-
Investments in limited partnerships	$2,183	$2,183	$-	$-	$-	$2,183

Assets measured at fair value on a non-recurring basis

(in thousands)	Estimated Fair Value
December 31, 2025	Total	Level 1	Level 2	Level 3
HC Series B Stock	$5,166	-	-	$5,166
December 31, 2024
HC Series B Stock	$9,256	-	-	$9,256

HC Series B Stock has been remeasured during the year as part of evaluation for impairment. For purposes of this assessment, the Company performs a qualitative review where it considers the investee’s cash position, liquidity, earnings and revenue outlook, equity position, and ownership, among other factors. If the qualitative impairment assessment leads to a conclusion that a potential impairment exists, a quantitative assessment is performed. In performing the quantitative assessment for impairment, the Company estimates a fair value of the investment utilizing a combination of the income, market and cost approach, where applicable. If indicated fair value is lower than the carrying amount of the investment, the Company recognizes in current earnings an impairment loss that is equal to the difference between the fair value of the investment and its carrying amount. The valuation techniques performed in our quantitative analysis make use of Level 3 inputs such as the investee's growth projections and free cash flows, assumptions related to risk-adjusted discount rate, timing of liquidity events, determination of market multiples and comparative companies, discount for lack of marketability and assumptions related to reproduction or replacement value. Forecasts of future operations are based, in part, on assumptions and data provided by management of the investee and our expectations as to market, peer data and research, which are inherently uncertain and difficult to project. Due to the uncertainty and complexity of performing the valuation analysis, future results related to market conditions and the investee's business operations and other inputs to the analysis may be worse than estimated or assumed. In such cases, we may be exposed to future material impairments of our investments in related parties.

Net Investment Income

Net investment income for the years ended December 31, 2025 and 2024 is detailed below (in thousands):

	For the Year Ended
	December 31, 2025	December 31, 2024

Interest on:
Cash equivalents	$345	$337
Fixed income securities	18	102
Dividends on investment in HC Series B Stock	-	256
Change in NAV of investment in limited partnership	362	363
Net investment income	$725	$1,058

6.         Reserve for Title Claims

NCTIC’s reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy IBNR claims. Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through December 31, 2025. We continually update loss reserve estimates as new information becomes known, new loss patterns emerge or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses. Due to the uncertainty inherent in the process and to the judgment used by management, the ultimate liability may be greater or less than our current reserves. If actual claims loss development varies from what is currently expected and is not offset by other factors, it is possible that additional reserve adjustments may be required in future periods in order to maintain our recorded reserve within a reasonable range of our actuary's central estimate.

A reconciliation of the activity in the reserves account for the years ended  December 31, 2025 and 2024 is as follows (in thousands):

	For the Year	For the Year
	Ended	Ended
	December 31, 2025	December 31, 2024
Beginning reserves	$637	$313

Provision for claims related to:
Current year	241	219
Prior years	(85)	109
Total provision for claim losses (1)	156	328

Claims paid related to:
Current year	-	-
Prior years	(88)	(4)
Total title claims paid	(88)	(4)

Ending reserve for title claims	$705	$637
1.

The Company's provision for claims losses and loss adjustment expense on its Consolidated Statements of Operations for the year ended December 31, 2025 includes the impact of subrogation recovery of $37,000 related to prior-year claims.

During the years ended December 31, 2025 and 2024, the Company recognized ($85,000) and $109,000, respectively, in net provision for claims development attributable to insured events of the prior years. Original estimates of ultimate loss exposures are decreased or increased as additional information becomes known during the adjustment process regarding individual claims.

A summary of the Company’s loss reserves at  December 31, 2025 and 2024 is as follows (in thousands):

	As of	As of
	December 31, 2025	December 31, 2024
Known title claims	$66	$114
IBNR title claims	639	523
Total title claims	705	637
Non-title claims	-	-
Total reserve for title claims	$705	$637

7.          Reinsurance

Certain premiums and benefits at NCTIC are ceded to other insurance companies under reinsurance agreements. The reinsurance agreements provide NCTIC with increased capacity to write more risk and maintain its exposure to loss within its capital resources. For the years ended December 31, 2025 and 2024, NCTIC's reinsurance program consisted of excess of loss reinsurance treaties. The following is a summary of the reinsurance coverage.

Effective January 1, 2025, NCTIC entered into a per risk excess of loss reinsurance agreement that provided coverage of $4.0 million in excess of $1.0 million on each and every risk. The contract allowed for one full reinstatement without additional premium. This per risk agreement was shared with other non-affiliated companies. Each company paid its share of the reinsurance cost based on separate company earned premiums. The agreement expired  December 31, 2025.

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

NCTIC’s reinsured risks are treated, to the extent of reinsurance, as though they are risks for which the Company is not liable. However, NCTIC remains contingently liable in the event its reinsurers do not meet their obligations under these reinsurance contracts. NCTIC uses a broker to place its reinsurance through Lloyd’s syndicates, a group of underwriters who work together to provide insurance coverage for a variety of risks. Chaucer Syndicates Ltd. (“Chaucer Syndicates”) and Beazley Syndicate (“Beazley”) are each 50% participants in the Lloyd’s syndicate. As such, NCTIC has a concentration of reinsurance risk with these third-party reinsurers that could have a material impact on NCTIC’s financial position in the event that either of these reinsurers fail to perform their obligations under the reinsurance treaty. As of December 31, 2025, Chaucer Syndicates was rated A+ (superior) by A.M. Best, AA- (very strong) by Standard & Poor’s and AA- (very strong) by Fitch. Beazley was rated A+ (superior) by A.M. Best, AA- (very strong) by Standard & Poor’s and AA- (very strong) by Fitch. The Company monitors the financial condition of individual reinsurers, risk concentration arising from similar activities as well as economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. Given the quality of the reinsurers, management believes this possibility to be remote. At December 31, 2025 and 2024, there were no reinsurance recoverables on paid claims or unpaid reserves.

The effects of reinsurance on the title premiums written and earned at NCTIC for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2025	2024
Direct title premiums	$4,876	$4,408
Ceded title premiums	(53)	(42)
Net title premiums written(1)	$4,823	$4,366
(1)	Net title premiums written disclosed in the table above is of NCTIC only and is included as part of the "Net premium written" on the Consolidated Statements of Operations.

8.        Segment Information

Effective January 1, 2025, the Company changed its reportable segments to two reportable segments: (i) Title Insurance and (ii) Corporate and Other. The Corporate and Other segment is comprised of activity previously presented in the Real Estate, Reinsurance and Management Advisory Services segments. This change in reportable segments reflects the changes in the business mix and the manner in which the Company's chief operating decision maker, Steven A. Hale II, Chief Executive Officer, monitors the performance of operations. The change in reportable segments had no impact on the Company’s historical consolidated financial positions, results of operations or cash flows as previously reported. Where applicable, all prior periods presented have been revised to conform to this new presentation. The measure of the Company's segment performance is income (loss) before income taxes.

Title Insurance

Our title insurance segment issues title insurance policies and provides title agency services on residential and commercial real estate transactions. This segment also provides closing and/or escrow services to facilitate real estate transactions.

Corporate and Other

The Corporate and Other segment is comprised of activity previously presented in the Real Estate, Reinsurance and Management Advisory Services segments. Activity in the Corporate and Other segment primarily consists of management advisory services that the Company performs through its Services Agreement with HP Risk. Pursuant to this agreement, the Company provides certain managerial and operational services that include, but are not limited to: reinsurance brokerage services; the review and improvement of financial goals; compliance with legal and regulatory mandates; maintenance of an ethical business environment; investment and asset manager compliance; cash and equity management; corporate tax management; personnel management; related party transaction oversight; tax preparation administration; strategic capital modeling; the review of potential acquisitions and transactions involving affiliates and third parties, including but not limited to, renewal rights deals, loss portfolio transfers or entity acquisitions; execution of (or provision for the execution of) all general corporate legal matters; and provision of internal control management services.

The Corporate and Other segment also includes results of the Company's investment in a related party - HC Realty. HC Realty is an internally-managed REIT focused on acquiring, financing, owning and managing build-to-suit or renovate-to-suit, single-tenant properties leased primarily to the U.S. government and administered by the GSA or directly by the federal government agencies or sub-agencies occupying such properties. As of December 31, 2025, the Company owns approximately 28.0% of the voting interest of HC Realty.

Provided below is selected financial information about the Company’s operations by segment for the year ended December 31, 2025 (in thousands):

	Title	Corporate
	Insurance	and Other	Total
Revenues:
Net premium written	$6,941	$-	$6,941
Escrow and other title fees	2,795	-	2,795
Management fees	-	5,000	5,000
Total revenues	9,736	5,000	14,736

Cost of revenues:
Underwriting expenses	(263)	-	(263)
Recoveries of title claim losses	(119)	-	(119)
Search and other fees	(103)	-	(103)
Total cost of revenue	(485)	-	(485)

Gross profit	9,251	5,000	14,251

Operating expenses:
Personnel costs	(6,829)	(1,505)	(8,334)
Other operating expense (1)	(3,377)	(1,164)	(4,541)
Amortization and depreciation	(99)	-	(99)
Total operating expense	(10,305)	(2,669)	(12,974)
Other income/(expense), net	342	(2,690)	(2,348)
Loss before income taxes	$(712)	$(359)	$(1,071)

Goodwill and intangible assets (2)	$6,610	$-	$6,610
(1)	Other operating expense primarily consists of rent and other occupancy expenses, software and equipment expense, corporate insurance and other regulatory and professional fees.
(2)	The Company does not allocate its assets by segment, with the exception of Goodwill and Intangible assets.

Provided below is selected financial information about the Company’s operations by segment for the year ended December 31, 2024 (in thousands):

	Title	Corporate
	Insurance	and Other	Total
Revenues:
Net premium written	$6,009	$-	$6,009
Escrow and other title fees	2,501	-	2,501
Management fees	-	3,003	3,003
Total revenues	8,510	3,003	11,513

Cost of revenues:
Underwriting expenses	(205)	-	(205)
Provision for title claim losses	(328)	-	(328)
Search and other fees	(62)	-	(62)
Total cost of revenue	(595)	-	(595)

Gross profit	7,915	3,003	10,918

Operating expenses:
Personnel costs	(6,505)	(1,355)	(7,860)
Other operating expense (1)	(3,499)	(1,087)	(4,586)
Amortization and depreciation	(131)	(2)	(133)
Total operating expense	(10,135)	(2,444)	(12,579)
Other income, net	280	1,114	1,394
(Loss) income before income taxes	$(1,940)	$1,673	$(267)

Goodwill and intangible assets (2)	$6,685	$-	$6,685
(1)	Other operating expense primarily consists of rent and other occupancy expenses, software and equipment expense, corporate insurance and other regulatory and professional fees.
(2)	The Company does not allocate its assets by segment, with the exception of Goodwill and Intangible assets.

There were no major customers contributing more than 10% of revenue, aside from HPMA and HP Risk, as noted above, for the year ended December 31, 2025, and there were no major customers contributing more than 10% of revenue, aside from HPMA, as noted above, for the year ended December 31, 2024.

9.         Income Taxes

The provision for income tax (benefit) expense is as follows for the years ended December 31, 2025 and December 31, 2024 (in thousands):

	For the Year	For the Year
	Ended	Ended
	December 31, 2025	December 31, 2024

Loss from operations before income taxes	$(1,071)	$(267)

Current:
Federal	$-	$-
State	(25)	(18)
Total current tax benefit	(25)	(18)

Deferred:
Federal	(2,576)	-
State	(136)	-
Total deferred tax benefit	(2,712)	-
Income tax benefit	$(2,737)	$(18)

Effective tax rate	255.6%	6.7%

The Company’s state income tax expense is primarily attributable to operations in Florida and North Carolina, which together comprise more than 50% of total state income tax expense for the year ended December 31, 2025.

The following provides reconciliation of the U.S. federal statutory tax amount and rate to our actual effective tax benefit and rate for the year ended December 31, 2025 (dollars in thousands):

	For the Year
	Ended
	December 31, 2025	Percent
Tax computed at statutory rate	$(225)	21%
State and local income tax, net of federal income tax effect	(161)	15.0%
Change in valuation allowance	(2,351)	219.6%
Non-taxable or non-deductible items:
Non-taxable entity activity	(3)	0.3%
Other	1	(0.1)%
Changes in unrecognized tax benefits	6	(0.6)%
Other adjustments	(4)	0.4%
Effective tax benefit and rate	$(2,737)	255.6%

The following table provides reconciliation of the U.S. federal statutory income tax rate to the actual effective income tax rate for the year ended December 31, 2024 (dollars in thousands):

	For the Year
	Ended
	December 31, 2024	Percent
Income tax expense computed at U.S. federal statutory rates	(56)	21%
State income taxes, net of federal benefit	(159)	59.6%
Excluded entities	157	(58.9)%
Change in valuation allowance	40	(15.0)%
Income tax expense at effective rate	$(18)	6.7%

The Company's effective tax rate for 2025 was 255.6%, compared to 6.7% for 2024. The increase in effective tax rate in 2025 as compared to 2024 was driven primarily by a valuation allowance release on federal and Florida net operating losses. Historically, the effective tax rate had been driven almost exclusively by state income taxes.

Impact of One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100 percent bonus depreciation, domestic research cost expensing, increases the advanced manufacturing investment credit to 35 percent from 25 percent and makes modifications to the international tax framework. The OBBBA includes multiple effective dates, with certain provisions effective in 2025 and others phased in through 2027. The Company evaluated the impact of the OBBBA on its consolidated financial statements for the year ended December 31, 2025 and determined that the adoption of provisions effective in 2025 did not have a material impact on its financial position, results of operations, or cash flows. We continue to evaluate the impact of the OBBBA's provisions that take effect in future years.

Deferred and Current Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities at the end of each period were as follows (in thousands):

	At	At
	December 31, 2025	December 31, 2024
Deferred tax assets:
Equity method investment	$513	$560
Lease liability	27	52
Other accrued expenses	12	12
Capital loss carryforward	12	12
Bad debt expense	16	9
Net operating loss	6,881	9,232
Outside basis difference in preferred investment	590	-
Impairment loss	-	256
Gross deferred tax assets	8,051	10,133
Valuation allowance	(5,006)	(8,281)
	3,045	1,852
Deferred tax liabilities:
Property, plant, and equipment	-	(1)
Non-taxable dividends	-	(730)
Right of use asset	(26)	(52)
Goodwill	(139)	-
Gain on remeasurement of acquisition	-	(843)
Pass-through activity	(158)	(212)
Investments	(10)	-
Other	-	(14)
Gross deferred tax liabilities	(333)	(1,852)

Net deferred tax assets	$2,712	$-

The Company has U.S. federal net operating loss carryforwards of $32.6 million which are available to reduce future taxable income, of which $11.3 million may be carried forward indefinitely and $21.3 million will begin to expire starting in 2033. The Company also has combined state net operating loss carryforwards of $23.4 million, of which $8.8 million may be carried forward indefinitely and $14.6 million will begin to expire in 2033.

Valuation Allowance

A valuation allowance is recorded to reduce the gross deferred tax assets to an amount management believes is more likely than not to be realized. The valuation allowance is primarily attributable to the uncertainty regarding the realization of net operating losses, which is dependent upon future taxable income.  A reconciliation of the valuation allowance for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2025	2024
Beginning gross valuation allowance	$8,281	$8,150
Additions charged to tax expense	-	131
Deferred balance sheet presentation	(563)	-
Valuation allowance reversal	(2,712)	-
Ending gross unrecognized tax benefits	$5,006	$8,281

During 2025 and 2024, we recorded a non-cash debit to our valuation allowance of approximately $3.3 million and a non-cash credit of $131,000, respectively, against our deferred tax assets. The primary assets which are covered by this valuation allowance are impairment losses and net operating losses in excess of the amounts which can be carried back to prior periods. The valuation allowance was calculated considering an assessment of both positive and negative evidence when measuring the need for a valuation allowance.

Financial Statement Classification

Deferred tax assets are included on the Consolidated Balance Sheets. Current income taxes receivable of $43,000 as of December 31, 2025 ($29,000 as of December 31, 2024) are included in other assets.

Uncertain Tax Positions

The unrecognized tax benefits activity for the years ended  December 31, 2025 and 2024 follows (in thousands):

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2025	2024
Beginning gross unrecognized tax benefits	$31	$31
Settlements and effective settlements with tax authorities	-	-
Changes in balances on positions taken in prior periods	(31)	-
Changes in balances on positions taken in current period	-	-
Ending gross unrecognized tax benefits	$-	$31

The unrecognized tax benefits as of December 31, 2024 were representative of certain state income tax positions from periods prior to the Company's reorganization in 2018. As of December 31, 2025, management concluded that the applicable statutes of limitation had lapsed for those positions and, as a result, released the related unrecognized tax benefit liability. The release was recognized as a current income tax benefit for the period ending December 31, 2025.

The Company accrued no interest or penalties related to income tax return filings during calendar years 2025 or 2024.

The Company files income tax returns in U.S. Federal and various state jurisdictions. With few exceptions, the Company is not subject to examinations by major tax jurisdictions for years ended December 31, 2022, and prior.

Cash Taxes Paid

The below table presents income taxes paid (net of refunds received) by the Company for the year ended December 31, 2025 (in thousands):

For the Year
Ended
December 31, 2025
Federal taxes	$-
State taxes	20
Foreign taxes	-
Total cash taxes paid	$20

The state taxes paid during the year ended December 31, 2025 were to the state of Florida. There were no income taxes paid for the year ended December 31, 2024.

10.         Stockholders’ Equity and Earnings Per Share

Basic earnings (loss) per share of common stock is based upon the weighted average shares outstanding. Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings (loss) per share. Basic and diluted earnings (loss) per share are calculated using the following share data (in thousands):

	As of the	As of the
	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Weighted average shares outstanding for basic calculation	3,944	2,833
Dilutive effect of restricted stock	-	-
Weighted average shares outstanding for diluted calculation	3,944	2,833

For the years ended  December 31, 2025 and 2024, there were no stock options or restricted stock awards outstanding.

In May 2024, the Company’s board of directors (the “Board”) authorized the repurchase of up to $1.5 million of shares of the Company’s common stock (the “2024 Repurchase Program”) and discontinued the repurchase program that was authorized in 2022. The authorization did not obligate the Company to acquire a specific number of shares during any period and did not have an expiration date. Repurchases under the 2024 Repurchase Program could be made from time to time in the open market, or through privately negotiated transactions or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as the authorized officers of the Company determined were in the best interests of the Company. Repurchases also could be made under a plan adopted pursuant to Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In December 2025, the Board authorized a new share repurchase program pursuant to which the Company may repurchase up to $1.5 million of its outstanding common stock (the “2025 Repurchase Program”), which replaced the 2024 Repurchase Program. The authorization does not obligate the Company to acquire a specific number of shares during any period and does not have an expiration date. Repurchases under the 2025 Repurchase Program may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as the authorized officers of the Company determine are in the best interests of the Company. Repurchases may also be made under a plan adopted pursuant to Rule 10b5-1 promulgated under the Exchange Act.

During the years ended December 31, 2025 and 2024, the Company repurchased 606,055 and 48,333 shares of common stock, respectively, at a weighted average price per share of $7.23 and $5.00, respectively. The total cost of shares repurchased, inclusive of fees and commissions, during the year ended December 31, 2025 was $4.4 million, or $7.23 per share. The total cost of shares repurchased, inclusive of fees and commissions, during the year ended December 31, 2024 was $243,000, or $5.02 per share. Shares of common stock repurchased by the Company during these periods were retired.

During the years ended December 31, 2025 and 2024, the Company did not declare or pay any dividends to its holders of common stock.

In addition to common stock, authorized capital includes 1,000,000 shares of Blank Check Preferred Stock. None were outstanding during the years ended December 31, 2025 and 2024. The Board is authorized to issue such stock in series and to fix the designation, powers, preferences, rights, limitations and restrictions with respect to any series of such shares. Such Blank Check Preferred Stock may rank prior to common stock as to dividend rights, liquidation preferences or both, may have full or limited voting rights and may be convertible into shares of common stock.

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

11.         Goodwill and Intangible Assets

Goodwill

Goodwill as of December 31, 2025 and 2024 was $6.5 million. The Company’s goodwill is allocated to the Title Insurance Segment. See Note 8, Segment Information for allocation of assets to the Company’s segments.

Intangible Assets

Intangible assets subject to amortization consisted of the following as of December 31, 2025 (dollars in thousands):

	Weighted-
	average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Noncompetition agreement	1.6	$372	$(254)	$118
Total	1.6	$372	$(254)	$118

Intangible assets subject to amortization consisted of the following as of December 31, 2024 (dollars in thousands):

	Weighted-
	average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Noncompetition agreement	2.6	$372	$(179)	$193
Total	2.6	$372	$(179)	$193

No impairment in the value of amortizing intangible assets was recognized during the years ended December 31, 2025 and 2024. Amortization expense of the intangible assets was $75,000 and $74,000, respectively, for the years ended December 31, 2025 and 2024.

Estimated amortization expense of our intangible assets to be recognized by the Company over the following five years is as follows (in thousands):

Estimated
Year ending December 31,	Amortization Expense
2026	$74
2027	44
2028	-
2029	-
2030	-
Total	$118

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

Litigation

The Company’s subsidiaries are parties to legal actions incidental to their business. As of December 31, 2025, management believed that the resolution of these matters would not materially affect our financial condition or results of operations.

Omega and ONF Litigation

During the first quarter of 2026, one of the Company’s subsidiaries, Omega, was served with litigation in the Circuit Court in and for Lee County, Florida. The case, instituted by Citizens Bank (“Plaintiff”), is a mortgage foreclosure action filed against multiple parties, including the current owner and a prior borrower. Plaintiff filed Affirmative Defenses and Counter Claims in the foreclosure action alleging a count of negligence and a count of breach of fiduciary duty against Omega and naming Omega as a Third-Party Defendant. Plaintiff alleges that Omega was negligent and breached its fiduciary duty to Plaintiff in performing its duty as a closing agent when Omega performed a closing and paid off the existing loan, but failed to check a box on Plaintiff’s form stating the loan was to be closed and terminated. After the loan was paid off, the prior borrower continued using the loan and defaulted on the payment obligations. The Company believes it is unlikely that the case will result in a material adverse effect on the Company's consolidated financial statements.

During the third quarter of 2025, one of the Company’s subsidiaries, ONF, was included as a defendant in connection with litigation in the County Court in and for Lee County, Florida. ONF was served with the initial summons on October 2, 2025. The case, instituted by Delta Build Services, Inc., a sub-contractor who provided labor and supplies, and Gretchel De Los Milagros Castaneda-Vazquez, the purchaser of the property (collectively "Lee County Plaintiffs”), is a multi-count civil lawsuit filed against multiple parties, including the general contractor, its managers and managing members, ONF, a former employee of Delta Build Services, Inc., the buyer’s realtor and supervising broker. The single alleged count against ONF is a claim of negligence. Lee County Plaintiffs allege that ONF breached a duty of care owed to Lee County Plaintiffs by accepting an allegedly forged document at closing. ONF has retained outside counsel. The Company believes it is unlikely that the case will result in a material adverse effect on the Company's consolidated financial statements.

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

The Company's operating leases range in term from one to five years. As of December 31, 2025 and 2024, the weighted-average remaining lease term of our operating leases was 2.0 years and 2.1 years, respectively.

The Company’s lease agreements do not contain material variable lease payments, buyout options, residual value guarantees or restrictive covenants.

Most of the Company’s leases include one or more options to renew, with renewal terms that can extend the lease term by varying amounts. The exercise of lease renewal options is at our sole discretion. We do not include options to renew in our measurement of lease assets and lease liabilities as they are not considered reasonably assured of exercise as of December 31, 2025.

The lease liability is determined by discounting future lease payments using a discount rate based on the Company’s incremental borrowing rate for a fully collateralized fully amortizing loan with maturity similar to the lease term. As of December 31, 2025 and 2024, the weighted-average discount rate used to determine our operating lease liability was 6.0%.

The following table details lease cost for the years ended December 31, 2025 and 2024 (in thousands):

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2025	2024
Operating lease cost	$409	$396
Short-term lease cost	367	599
Total lease cost	776	995

Lease costs include property taxes and routine maintenance and are reflected in general and administrative expense on the Consolidated Statements of Operations.

During the years ended December 31, 2025 and 2024, lease liabilities recognized in exchange for operating lease right-of-use assets were approximately $371,000 and $334,000, respectively.

Future minimum rental commitments as of December 31, 2025 under these leases are expected to be as follows (in thousands):

2026	$381
2027	211
2028	63
2029	0
Total lease payments, undiscounted	$655
Less: present value discount	(35)
Lease liabilities, at present value	$620