Form 10-Q
period 2026-03-31
HG Holdings, Inc.
filed 2026-05-13
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026, there were 5,046,795 outstanding shares of common stock of HG Holdings, Inc., par value $0.02 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

HG HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

	As of March 31,	As of December 31,
	2026	2025
	(unaudited)
ASSETS
Cash and cash equivalents	$10,732	$10,333
Restricted cash	9,818	6,746
Investments
Investments in limited partnerships	3,093	3,088
Investments in related parties	18,926	18,841
Accounts receivable	222	307
Due from related parties	536	526
Prepaid expenses	231	269
Property, plant and equipment, net	32	38
Lease assets	519	615
Deferred tax asset, net	2,460	2,712
Goodwill	6,492	6,492
Intangible assets, net	99	118
Other assets	617	601
Total assets	$53,777	$50,686

LIABILITIES
Accounts payable	$226	$193
Accrued salaries, wages and benefits	620	612
Escrow liabilities	9,785	6,592
Other accrued expenses	73	39
Due to related parties	14	355
Reserve for title claims	745	705
Lease liabilities	524	620
Other liabilities	20	17
Total liabilities	$12,007	$9,133

Commitments and contingencies (refer to Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized and no shares issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Common stock, $0.02 par value, 7,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 5,046,795 shares issued and outstanding as of March 31, 2026 and 5,107,035 shares issued and outstanding as of December 31, 2025	94	95
Additional paid-in capital	38,648	38,648
Retained earnings	3,187	2,942
Total stockholders’ equity	41,929	41,685
Noncontrolling interests	(159)	(132)
Total equity	41,770	41,553
Total liabilities and stockholders’ equity	$53,777	$50,686

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months
	Ended
	March 31,	March 31,
	2026	2025

Revenues:
Net premium written	$1,578	$1,388
Escrow and other title fees	738	584
Management fees from related parties	1,500	750
Total revenues	3,816	2,722

Cost of revenues:
Underwriting expenses	57	56
Provision for title claim losses	55	17
Search and other fees	28	27
Total cost of revenues	140	100

Gross underwriting profits and management fee income	3,676	2,622

Operating expenses:
Personnel expenses	(2,055)	(1,993)
Other general and administrative expenses	(1,205)	(1,178)
Total operating expenses	(3,260)	(3,171)

Other income/expenses:
Net investment income	135	32
Other income, net	7	32
Income from investments in related parties, net	241	204

Income (loss) from operations before income taxes	799	(281)

Income tax expense (benefit)	255	(5)

Net income (loss)	544	(276)
Net income (loss) attributable to noncontrolling interests	13	(19)
Net income (loss) attributable to the Company's shareholders	$531	$(257)

Basic and diluted per share net income (loss) attributable to the Company's shareholders:
Basic	$0.10	$(0.09)
Diluted	$0.10	$(0.09)

Weighted average shares outstanding:
Basic	5,106	2,813
Diluted	5,106	2,813

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

			Additional	Retained
	Common Stock		Paid-in	Earnings	Noncontrolling
	Shares	Common Stock	Capital	(Deficit)	Interest	Total

Balance at January 1, 2026	5,107	$95	$38,648	$2,942	$(132)	$41,553

Net income	-	-	-	531	13	544
Distribution of noncontrolling interest	-	-	-	-	(40)	(40)
Repurchase of common stock	(60)	(1)	-	(286)	-	(287)

Balance at March 31, 2026	5,047	$94	$38,648	$3,187	$(159)	$41,770

Balance at January 1, 2025	2,813	$52	$30,491	$1,413	$(148)	$31,808

Net loss	-	-	-	(257)	(19)	(276)

Balance at March 31, 2025	2,813	$52	$30,491	$1,156	$(167)	$31,532

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31,
	2026	2025

Cash flows from operating activities:
Net income (loss) attributable to the Company's shareholders	$531	$(257)
Net income (loss) attributable to noncontrolling interests	13	(19)
Net income (loss)	544	(276)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation expense	6	6
Amortization expense	19	19
Change in net asset value of investment in limited partnership	(55)	62
Equity method pick up - related parties	(86)	-
Loss from investments in related parties	-	41
Non-cash lease expense	96	93
Changes in assets and liabilities:
Prepaid expenses	38	31
Accounts receivable	85	(117)
Interest and dividends receivable	-	19
Other assets	(16)	(31)
Deferred tax asset	252	-
Accounts payable	33	14
Accrued salaries, wages, and benefits	8	162
Escrow liabilities	3,193	3,585
Reserve for title claims	40	5
Other accrued expenses	33	53
Due to/from related parties	(351)	-
Lease liabilities	(96)	(93)
Other liabilities	5	(17)
Net cash provided by operating activities	3,748	3,556

Cash flows from investing activities:
Proceeds from redemptions of fixed-income securities	-	1,000
Proceeds from sale of investments	50	145
Net cash provided by investing activities	50	1,145

Cash flows from financing activities:
Repurchase of common stock	(287)	-
Subsidiary distributions paid to non-controlling interest shareholders	(40)	-
Net cash used in financing activities	(327)	-

Net increase in cash and cash equivalents and restricted cash	3,471	4,701
Cash and cash equivalents and restricted cash at beginning of period	17,079	20,409
Cash and cash equivalents and restricted cash at end of period	$20,550	$25,110

Cash and cash equivalents	$10,732	$13,260
Restricted cash	9,818	11,850
Cash and cash equivalents and restricted cash at end of period	$20,550	$25,110

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation and Nature of Operations

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. However, the Company (as defined below) believes that the disclosures made are adequate for a fair statement of results of operations and financial position. In addition, the year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. In the opinion of management of the Company, these statements include all adjustments necessary for a fair statement of the results of all interim periods reported herein. All such adjustments are of a normal recurring nature. Operating results for the interim periods reported herein may not be indicative of the results expected for the year. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s latest Annual Report on Form 10-K filed with the SEC on March 27, 2026 (the “2025 Form 10-K”).

HG Holdings, Inc. (collectively with its consolidated subsidiaries, the “Company,” “we,” “us,” “our,” “it,” and “its”), operates through its subsidiaries, National Consumer Title Insurance Company (“NCTIC”), National Consumer Title Group, LLC (“NCTG”), Title Agency Ventures, LLC (“TAV”), HG Managing Agency, LLC (“HGMA”), Omega National Title Agency, LLC (“ONTA” or “Omega”), Omega National Title of Florida, LLC (“ONF”) and Omega National Title of Pensacola, LLC (“ONP”).

Description of the Business

The Company has two reportable segments: (i) Title Insurance and (ii) Corporate and Other.

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

NCTIC issues title insurance policies through its home office and through a network of affiliated and independent title agents. In the State of Florida, issuing agents are independent agents or subsidiaries of community and regional mortgage lending institutions, depending on local customs and regulations. The ability to attract and retain issuing agents is a key determinant of the Company’s growth in title insurance premium written.

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

The Company, along with its wholly-owned subsidiary, HGMA, engages in providing various management advisory services such as legal entity formation, licensure, regulatory approval, assumption of policies, and other general operational services.

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

Additionally, the Company owns 250 shares of Common Stock (the “HC Common Stock”) of HC Government Realty Trust, Inc., a Maryland corporation and related party entity (“HC Realty”), and 1,025,000 shares of HC Realty’s 10.00% Series B Cumulative Convertible Preferred Stock (the “HC Series B Stock”). As of March 31, 2026, the Company owns approximately 28.0% of the voting interest of HC Realty.

HC Realty is an internally-managed real estate investment trust (“REIT”) focused on acquiring, financing, owning and managing build-to-suit or renovate-to-suit, single-tenant properties leased primarily to the U.S. government and administered by the U.S. General Services Administration or directly by the federal government agencies or sub-agencies occupying such properties (referred to as “Government Properties”). HC Realty invests primarily in Government Properties ranging from 10,000 to 100,000 rentable square feet that are in their initial lease term after original construction or renovation-to-suit. HC Realty further emphasizes Government Properties that perform law enforcement, public service or other functions that support the mission of the agencies or sub-agencies occupying such properties. Leases associated with the Government Properties in which HC Realty invests are full faith and credit obligations of the United States of America. HC Realty intends to grow its portfolio primarily through direct acquisitions of Government Properties; although, HC Realty may elect to invest in Government Properties through indirect investments, such as joint ventures. Steven A. Hale II, our Chairman and Chief Executive Officer, serves as HC Realty’s Chairman, Chief Executive Officer and President and a member of the HC Realty board of directors. In addition, Mr. Hale founded Hale Partnership Capital Management, LLC (“HPCM”), and currently serves as HPCM’s sole manager. HPCM serves as investment manager and adviser to, and may possess voting and/or investment power over the securities of HC Realty held by, certain other investors in HC Realty. HC Realty is considered to be a related party to the Company.

2.	Significant Accounting Policies

During the three months ended March 31, 2026, there have been no material changes to the Company’s significant accounting policies as described in its 2025 Form 10-K.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires public business entities to disclose disaggregated information about certain income statement expenses, including categories such as employee compensation, intangible asset amortization and depreciation, and selling expense, in the notes to the financial statements. Public business entities are required to apply the guidance prospectively and may apply it retrospectively. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impacts of this standard on our disclosures and is not planning to early adopt.

Reclassifications

Certain comparative figures have been reclassified to conform to the current period presentation.

3.	Investments

Investments in Related Parties

On  June 30, 2025, the Company completed a non-cash equity-for-equity exchange transaction pursuant to which it acquired a 39.1% equity interest (a 10.4% voting interest) in ACMAT Corporation ("ACMAT"), a Connecticut corporation. The investment in ACMAT was completed via an Assignment and Contribution Agreement (the “Contribution Agreement”) with the certain assignors listed therein (the “Assignors”), pursuant to which the Assignors agreed to assign and contribute to the Company an aggregate of 10,203 shares of common stock, no par value ("ACMAT Common Stock"), and 291,656 shares of Class A stock, no par value ("ACMAT Class A Stock"), of ACMAT and, in consideration of and exchange therefor, the Company agreed to issue to the Assignors an aggregate of 2,899,876 shares of Company common stock. Holders of ACMAT Class A Stock are entitled to one-tenth vote per share in relation to ACMAT Common Stock, holders of which are entitled to one vote per share, with respect to matters subject to approval by ACMAT stockholders. ACMAT, through its subsidiaries, offers surety bonds for prime, sub-prime, specialty trade, environmental, asbestos and lead abatement contractors and miscellaneous obligations nationwide. ACMAT also provides other miscellaneous surety bonds such as workers’ compensation bonds, supply bonds, subdivision bonds, and license and permit bonds. ACMAT is considered a related party as the Company is a principal owner of ACMAT through its voting interest.

The Company accounts for its investment in ACMAT under the equity method of accounting, as the Company has concluded that it has the ability to exercise significant influence over the operating and financial policies of the investee. As of March 31, 2026 and December 31, 2025, the Company’s investment in ACMAT was $12.7 million and $12.6 million, respectively. The Company recognizes equity method earnings from ACMAT on a lag basis, generally one reporting period in arrears, as financial information for ACMAT is not available on a timely basis. Management has determined that the use of a reporting lag does not have a material impact on the Company’s consolidated financial statements. The Company’s share of ACMAT’s earnings for the three months ended March 31, 2026, of $86,000 is reflected in "Income from investments in related parties, net" in the Unaudited Consolidated Statements of Operations.

As a result of the Company’s equity method investment in ACMAT, the Company includes the following summarized income statement information of ACMAT for the latest available period, the three months ended December 31, 2025 (in thousands):

Three Months
Ended
December 31, 2025

Total revenue	$564
Total expense	374
Pre-tax earnings	190
Income tax benefit	30
Net earnings	$220

Additionally, the Company owns approximately 28.0% of the voting interest of HC Realty through its ownership of 250 shares of HC Common Stock and 1,025,000 shares of HC Series B Stock.

The following table summarizes the Company’s investment in HC Realty as of March 31, 2026 and  December 31, 2025 and for the three months ended March 31, 2026 and 2025 (amounts in thousands, except ratios):

					Loss recorded in the Consolidated
	Ownership %		Carrying Value		Statements of Operations (b)
					For the Three
	As of	As of	As of	As of	Months Ended
	March 31,	December 31,	March 31,	December 31,	March 31,
	2026	2025	2026	2025	2026	2025

HC Series B Stock (a)	27.9%	27.9%	$5,166	$5,166	$-	$(41)
HC Common Stock	0.1%	0.1%	5	5	-	-
Total	28.0%	28.0%	$5,171	$5,171	$-	$(41)
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

The Company’s investment in HC Common Stock is accounted for under the equity method of accounting as the Company has concluded it has a significant influence over the investee. The HC Series B Stock is not deemed to be in-substance common stock and is accounted for under the cost adjusted for market observable events less impairment method. Both investments in HC Common Stock and HC Series B Stock are evaluated quarterly for impairment. During the three months ended March 31, 2026 and March 31, 2025, the Company did not recognize any impairment of HC Common Stock. During the three months ended  March 31, 2026, the Company did not recognize any impairment of HC Series B Stock. During the three months ended  March 31, 2025, the Company recognized impairment of HC Series B Stock of $41,000.

As a result of the Company’s holdings in HC Realty, the Company includes the following summarized income statement information of HC Realty for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months
	Ended
	March 31,	March 31,
	2026	2025
Total revenue	$5,521	$5,340
Total expense	7,908	8,320
Net loss	(2,387)	(2,980)
Net loss attributable to noncontrolling interest in operating partnership	(1,813)	(1,998)
Net loss attributable to common shareholders	$(574)	$(982)

The Company’s other investments in related parties totaled $1.1 million as of both March 31, 2026 and December 31, 2025, and included investments in limited liability companies and corporations. These investments do not meet the criteria for accounting under the equity method and are accounted for under the cost adjusted for market observable events less impairment method. As of  March 31, 2026, the Company had total receivables and payables from the related parties of $536,000 and $14,000, respectively. As of December 31, 2025, the Company had total receivables and payables from these related parties of $526,000 and $355,000, respectively. During the three-month periods ended March 31, 2026 and March 31, 2025, the Company received $155,000 and $245,000 of distributions from the related party investees, respectively, which are included in “Income from investments in related parties, net” in the Unaudited Consolidated Statements of Operations.

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

The Company has elected the practical expedient for fair value for its investment in limited partnership which is estimated based on our share of the net asset value (“NAV”) of the limited partnership, as provided by the independent fund administrator. The Company’s share of the NAV represents the Company’s proportionate interest in the members’ equity of the limited partnership. As of March 31, 2026, there are no unfunded commitments related to the investment in limited partnership. This limited partnership invests in property catastrophe risk through customized reinsurance solutions. The underlying assets of the limited partnership are one year or less in duration and the Company’s proceeds may be redeemed or reinvested annually. Changes in net asset value of the investment in limited partnership are included in "Net investment income" on the Company’s Unaudited Consolidated Statements of Operations.

The following tables present the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of March 31, 2026 and  December 31, 2025:

		Estimated fair value
(in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3	NAV
March 31, 2026
Assets:
Cash and cash equivalents	$10,732	$10,732	$10,732	$-	$-	$-
Restricted cash	$9,818	$9,818	$9,818	$-	$-	$-
Investments in limited partnerships	$3,093	$3,093	$-	$-	$-	$3,093

		Estimated fair value
(in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3	NAV
December 31, 2025
Assets:
Cash and cash equivalents	$10,333	$10,333	$10,333	$-	$-	$-
Restricted cash	$6,746	$6,746	$6,746	$-	$-	$-
Investments in limited partnerships	$3,088	$3,088	$-	$-	$-	$3,088

Assets measured at fair value on a non-recurring basis

There were no assets measured at fair value on a non-recurring basis as of March 31, 2026.

The following table presents assets measured at fair value on a non-recurring basis as of December 31, 2025 (in thousands):

	Estimated Fair Value
	Total	Level 1	Level 2	Level 3
HC Series B Stock	$5,166	-	-	$5,166

Net investment income

Net investment income for the three months ended March 31, 2026 and 2025 is detailed below (in thousands):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Interest on:
Cash equivalents	$80	$93
Fixed income securities	-	1
Change in NAV of investment in limited partnership	55	(62)
Net investment income	$135	$32

4.	Reserve for Title Claims

NCTIC’s reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through March 31, 2026. We continually update loss reserve estimates as new information becomes known, new loss patterns emerge or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses. Due to the uncertainty inherent in the process and to the judgment used by management, the ultimate liability may be greater or less than our current reserves. If actual claims loss development varies from what is currently expected and is not offset by other factors, it is possible that additional reserve adjustments may be required in future periods in order to maintain our recorded reserve within a reasonable range of our actuary's central estimate.

A reconciliation of the activity in the reserves account for the three-month periods ended March 31, 2026 and 2025 is as follows (in thousands):

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2026	March 31, 2025
Beginning Reserves	$705	$637

Provision for claims related to:
Current year	56	17
Prior years	(1)	-
Total provision for claim losses	55	17

Claims paid related to:
Current year	(10)	-
Prior years	(5)	(12)
Total title claims paid	(15)	(12)

Ending Reserves	$745	$642

At March 31, 2026, there were no reinsurance recoverables on paid claims or unpaid reserves.

For the three months ended March 31, 2026, the Company recognized favorable title claims loss and loss adjustment expense development of $1,000 attributable to insured events of the prior years as a result of estimation of the reserve for claims loss and loss adjustment expenses. For the three months ended March 31, 2025, there was no development of the net provision for claims attributable to insured events of the prior year as a result of estimation of the reserve for claims. Original estimates of ultimate loss exposures are decreased or increased as additional information becomes known during the adjustment process regarding individual claims.

A summary of the Company’s loss reserves at March 31, 2026 and December 31, 2025 is as follows (in thousands):

	As of March 31, 2026	As of December 31, 2025
Known title claims	$88	$66
IBNR title claims	657	639
Total title claims	745	705
Non-title claims	-	-
Total reserve for title claims	$745	$705

5.	Reinsurance

Certain premiums and benefits at NCTIC are ceded to other insurance companies under various reinsurance agreements. The reinsurance agreements provide NCTIC with increased capacity to write more risk and maintain its exposure to loss within its capital resources. For the three-month periods ended March 31, 2026 and 2025, NCTIC's reinsurance program consisted of excess of loss reinsurance treaties. The following is a summary of the reinsurance coverage:

Effective February 1, 2026, NCTIC entered into a per risk excess of loss reinsurance agreement that provides coverage of $4,000,000 in excess of $1,000,000 on each and every risk. The contract allows for one full reinstatement without additional premium. This per risk agreement is shared with other non-affiliated companies. Each company pays its share of the reinsurance cost based on separate company earned premiums. The agreement expires on January 31, 2027.

Effective January 1, 2025, NCTIC entered into a per risk excess of loss reinsurance agreement that provided coverage of $4,000,000 in excess of $1,000,000 on each and every risk. The contract allowed for one full reinstatement without additional premium. This per risk agreement was shared with other non-affiliated companies. Each company paid its share of the reinsurance cost based on separate company earned premiums. The agreement was extended by one month and expired on  January 31, 2026.

NCTIC’s reinsured risks are treated, to the extent of reinsurance, as though they are risks for which the Company is not liable. However, NCTIC remains contingently liable in the event its reinsurers do not meet their obligations under these reinsurance contracts. NCTIC uses a broker to place its reinsurance through Lloyd’s syndicates, a group of underwriters who work together to provide insurance coverage for a variety of risks. Chaucer Syndicates Ltd. (“Chaucer Syndicates”) and Beazley Syndicate (“Beazley”) are each 50% participants in the Lloyd’s syndicate. As such, NCTIC has a concentration of reinsurance risk with these third-party reinsurers that could have a material impact on NCTIC’s financial position in the event that either of these reinsurers fail to perform their obligations under the reinsurance treaty. As of March 31, 2026, Chaucer Syndicates was rated A+ (superior) by A.M. Best, AA- (very strong) by Standard & Poor's and AA- (very strong) by Fitch. Beazley was rated A+ (superior) by A.M. Best, AA- (very strong) by Standard & Poor's and AA- (very strong) by Fitch. The Company monitors the financial condition of individual reinsurers, risk concentration arising from similar activities as well as economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. Given the quality of the reinsurers, management believes this possibility to be remote. At March 31, 2026, there were no reinsurance recoverables on paid claims or unpaid reserves.

The effects of reinsurance on the title premium written and earned at NCTIC for the three-month periods ended  March 31, 2026 and 2025 are as follows (in thousands):

	Three Months
	Ended
	March 31,	March 31,
	2026	2025
Direct title premium	$1,087	$942
Ceded title premium	(5)	(13)

Net title premium written (1)	$1,082	$929
(1)	Net title premium written disclosed in the table above is of NCTIC only and is included as part of the "Net premium written" on the Unaudited Consolidated Statements of Operations.

6.	Statutory Reporting and Requirements

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

NCTIC is subject to regulations and standards of the Florida Office of Insurance Regulation. These standards and regulations include a requirement that the insurance entities domiciled in the State of Florida maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid by the insurance entities to the parent company. As of March 31, 2026, NCTIC’s statutory surplus is $9.1 million and exceeded the minimum of $3.0 million required by the State of Florida for title insurance companies. The maximum amount of dividends which can be paid by State of Florida insurance companies to shareholders without prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus. Cash dividends may only be paid out of accumulated surplus funds derived from net operating profits and realized capital gains not exceeding 10% of such surplus in any one year, although there are no restrictions on cash dividend payments out of profits and gains derived during the immediately preceding year. For the three-month periods ended March 31, 2026 and 2025, no dividends were paid from NCTIC to the Company.

7.	Segment Information

The Company has two reportable segments: (i) Title Insurance and (ii) Corporate and Other. This presentation of reportable segments is aligned with the manner in which the Company's chief operating decision maker, Steven A. Hale II, Chief Executive Officer, monitors the performance of the Company's operations. The measure of the Company's segment performance is income (loss) before income taxes.

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

The Corporate and Other segment also includes results of the Company's investment in a related party - HC Realty. HC Realty is an internally-managed REIT focused on acquiring, financing, owning and managing build-to-suit or renovate-to-suit, single-tenant properties leased primarily to the U.S. government and administered by the U.S. General Services Administration or directly by the federal government agencies or sub-agencies occupying such properties. As of  March 31, 2026, the Company owns approximately 28.0% of the voting interest of HC Realty.

Provided below is selected financial information about the Company’s operations by segment for the three months ended March 31, 2026 (in thousands):

	Title	Corporate
	Insurance	and Other	Total
Revenues:
Net premium written	$1,578	$-	$1,578
Escrow and other title fees	738	-	738
Management fees from related parties	-	1,500	1,500
Total revenues	$2,316	$1,500	$3,816

Cost of revenues:
Underwriting expenses	(57)	-	(57)
Provision for title claim losses	(55)	-	(55)
Search and other fees	(28)	-	(28)
Total cost of revenue	(140)	-	(140)

Gross profit	$2,176	$1,500	$3,676

Operating expenses:
Personnel costs	(1,564)	(491)	(2,055)
Other operating expense (1)	(890)	(291)	(1,181)
Amortization and depreciation	(24)	-	(24)
Total operating expense	(2,478)	(782)	(3,260)
Other income, net	82	301	383
(Loss) income before income taxes	$(220)	$1,019	$799

Goodwill and intangible assets, net (2)	$6,591	$-	$6,591
(1)	Other operating expense primarily consists of rent and other occupancy expenses, software and equipment expense, corporate insurance and other regulatory and professional fees.
(2)	The Company does not allocate its assets by segment, with the exception of Goodwill and Intangible assets.

Provided below is selected financial information about the Company’s operations by segment for the three months ended  March 31, 2025 (in thousands):

	Title	Corporate
	Insurance	and Other	Total
Revenues:
Net premium written	$1,388	$-	$1,388
Escrow and other title fees	584	-	584
Management fees from related parties	-	750	750
Insurance and other services revenue	$1,972	$750	$2,722

Cost of revenues:
Underwriting expenses	(56)	-	(56)
Provision for title claim losses	(17)	-	(17)
Search and other fees	(27)	-	(27)
Total cost of revenue	(100)	-	(100)

Gross profit	$1,872	$750	$2,622

Operating expenses:
Personnel costs	(1,635)	(358)	(1,993)
Other operating expense (1)	(818)	(335)	(1,153)
Amortization and depreciation	(25)	-	(25)
Total operating expense	(2,478)	(693)	(3,171)
Other income, net	62	206	268
(Loss) income before income taxes	$(544)	$263	$(281)

Goodwill and intangible assets, net (2)	$6,666	$-	$6,666
(1)	Other operating expense primarily consists of rent and other occupancy expenses, software and equipment expense, corporate insurance and other regulatory and professional fees.
(2)	The Company does not allocate its assets by segment, with the exception of Goodwill and Intangible assets.

8.	Income Taxes

The Company’s effective tax rate for the three-month period ended March 31, 2026 of 31.9% primarily related to application of the Company's net operating losses that do not have an associated valuation allowance and state income tax in jurisdictions without net operating loss carryforwards to offset taxable income. The Company's effective tax rate for the three-month period ended March 31, 2025 was 1.8%, which was primarily driven by a taxable loss at all jurisdictions and a full valuation allowance against the net operating losses.

During the three months ended March 31, 2026, the Company recorded a non-cash credit to its valuation allowance of $53,339, increasing its valuation allowance against deferred tax assets to $5.1 million, as of March 31, 2026. The primary assets covered by this valuation allowance are net operating losses, which approximate $6.7 million at March 31, 2026. The Company did not make any cash payments for income tax in the three-month periods ended March 31, 2026 and 2025 due to its net operating loss carryforwards.

As of March 31, 2026, the Company maintained a partial valuation allowance against its deferred tax assets. A valuation allowance is recorded to reduce the gross deferred tax assets to an amount management believes is more likely than not to be realized. The valuation allowance is primarily attributable to the uncertainty regarding the realization of net operating losses, which is dependent upon future taxable income.

9.	Stockholders’ Equity

Basic earnings (loss) per share of common stock are based upon the weighted average shares outstanding. Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings (loss) per share. Basic and diluted earnings (loss) per share are calculated using the following share data (in thousands):

	Three Months
	Ended
	March 31,	March 31,
	2026	2025
Weighted average shares outstanding for basic calculation	5,106	2,813
Add: Effect of dilutive stock awards	-	-

Weighted average shares outstanding, adjusted for diluted calculation	5,106	2,813

For the three-month periods ended March 31, 2026 and 2025, there were no stock options or restricted stock awards outstanding.

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

During the three months ended March 31, 2026, the Company repurchased 60,240 shares of common stock, at a weighted average price per share of $4.75 under the 2025 Repurchase Program. The total cost of shares repurchased, inclusive of fees and commissions, during the three months ended March 31, 2026 was approximately $0.3 million or $4.75 per share. Shares of common stock repurchased by the Company during the three months ended March 31, 2026 were retired.

During the three months ended March 31, 2025, the Company did not repurchase any shares of common stock.

During the three months ended March 31, 2026 and 2025, the Company did not declare or pay any dividends to its holders of common stock.

In addition to common stock, authorized capital includes 1,000,000 shares of Blank Check Preferred Stock. None were outstanding during the three months ended  March 31, 2026 and the year ended December 31, 2025. The Board is authorized to issue such stock in series and to fix the designation, powers, preferences, rights, limitations and restrictions with respect to any series of such shares. Such Blank Check Preferred Stock  may rank prior to common stock as to dividend rights, liquidation preferences or both,  may have full or limited voting rights and  may be convertible into shares of common stock.

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

10.	Goodwill and Intangible Assets

Goodwill

Goodwill as of March 31, 2026 and December 31, 2025 was $6.5 million. The Company’s goodwill is allocated to the Title Insurance Segment. See Note 7, Segment Information for allocation of goodwill and intangible assets to the Company’s segments.

Intangible Assets

Intangible assets subject to amortization consisted of the following as of March 31, 2026 (dollars in thousands):

	Weighted-average
	remaining
	amortization period	Gross carrying	Accumulated	Net carrying
	(in years)	amount	amortization	amount
Noncompetition agreement	1.3	$372	$(273)	$99
Total		$372	$(273)	$99

Intangible assets subject to amortization consisted of the following as of  December 31, 2025 (dollars in thousands):

	Weighted-average
	remaining
	amortization period	Gross carrying	Accumulated	Net carrying
	(in years)	amount	amortization	amount
Noncompetition agreement	1.6	$372	$(254)	$118
Total		$372	$(254)	$118

No impairment in the value of intangible assets was recognized during the three months ended March 31, 2026 and 2025.

Amortization expense of the intangible assets for the three-month periods ended March 31, 2026 and 2025 was $19,000.

Estimated amortization expense of the intangible assets to be recognized by the Company during the remainder of 2026 and over the following years is as follows (in thousands):

Estimated Amortization
Year ending December 31,	Expense
Remaining in 2026	$55
2027	44
Total	$99

11.	Commitments and Contingencies

The Company and its subsidiaries are parties to claims and lawsuits related to the normal course of business operations. When the Company determines that a loss is both probable and reasonably estimable, a liability representing the best estimate of the Company’s financial exposure is recorded. Actual losses may materially differ from the Company’s estimates. With respect to our title insurance operations, this customary litigation includes but is not limited to a wide variety of cases arising out of or related to title and escrow claims, for which we make provisions through our loss reserves. See Note 4, Reserve for Title Claims, for further information. None of these claims and lawsuits, in management’s opinion, will have a material adverse effect on our Consolidated Financial Statements.

Litigation

The Company’s subsidiaries are parties to legal actions incidental to their business. As of March 31, 2026, management believed that the resolution of these matters would not materially affect our financial condition or results of operations.

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

During the third quarter of 2025, one of the Company’s subsidiaries, ONF, was included as a defendant in connection with litigation in the County Court in and for Lee County, Florida. ONF was served with the initial summons on  October 2, 2025. The case, instituted by Delta Build Services, Inc., a sub-contractor who provided labor and supplies, and Gretchel De Los Milagros Castaneda-Vazquez, the purchaser of the property (collectively "Lee County Plaintiffs”), is a multi-count civil lawsuit filed against multiple parties, including the general contractor, its managers and managing members, ONF, a former employee of Delta Build Services, Inc., the buyer’s realtor and supervising broker. The single alleged count against ONF is a claim of negligence. Lee County Plaintiffs allege that ONF breached a duty of care owed to Lee County Plaintiffs by accepting an allegedly forged document at closing. ONF has retained outside counsel. On January 29, 2026, ONF filed its Motion for Ex Parte Order of Involuntary Dismissal of the case. The Company believes it is unlikely that the case will result in a material adverse effect on the Company's consolidated financial statements.

During the fourth quarter of 2024, Omega was served with litigation in the Circuit Court in and for Charlotte County, Florida. The case, instituted by ABL RPC Residential Credit Acquisition, LLC, is a mortgage foreclosure action filed against multiple parties including the borrower, the current UCC lien holder, the current owners of the collateralized properties, and unknown tenants of the properties (collectively "Charlotte County Defendants”). Two of the Charlotte County Defendants, 760 Anatalya Holding LLC and 562 Monaco Holding LLC (“Anatalya and Monaco”), through their majority owners, filed Affirmative Defenses and Counter Claims in the foreclosure action alleging a count of negligence against Omega and naming Omega as a Third-Party Defendant. Anatalya and Monaco allege that Omega was negligent in conducting the closing of the mortgage transaction when Omega allowed the Manager of Anatalya and Monaco to execute all documents on their behalf including deeds transferring the properties into the name of the borrowing entity. Omega has retained outside counsel. Omega entered into a settlement agreement resolving all counts against it, effective February 12, 2026. The monetary amount conveyed under the settlement agreement did not result in a material adverse effect on the Company's consolidated financial statements.

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

12.	Leases

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

The Company’s operating leases range in term from one to five years. As of March 31, 2026 and December 31, 2025, the weighted-average remaining lease term of our operating leases was 1.8 years and 2.0 years, respectively.

The Company’s lease agreements do not contain material variable lease payments, buyout options, residual value guarantees or restrictive covenants.

Most of the Company’s leases include one or more options to renew, with renewal terms that can extend the lease term by varying amounts. The exercise of lease renewal options is at our sole discretion. We do not include options to renew in our measurement of lease assets and lease liabilities as they are not considered reasonably assured of exercise as of March 31, 2026.

The lease liability is determined by discounting future lease payments using a discount rate based on the Company’s incremental borrowing rate for a fully collateralized fully amortizing loan with maturity similar to the lease term. As of March 31, 2026 and December 31, 2025, the weighted-average discount rate used to determine our operating lease liability was 6.0%.

Lease expense included in general and administrative expenses on the Unaudited Consolidated Statements of Operations was $184,000 and $219,000 for the three months ended March 31, 2026 and 2025, respectively.

The following table details lease cost for the three-month periods ended March 31, 2026 and 2025 (in thousands):

	For the Three Months	For the Three Months
	Ended	Ended
	March 31,	March 31,
	2026	2025
Operating lease cost	$105	$99
Short-term lease cost	79	120
Total lease cost	$184	$219

During the three months ended March 31, 2026 and 2025, lease liabilities recognized in exchange for operating lease right-of-use assets were $0 and $157,000, respectively.

Future minimum rental commitments as of March 31, 2026 under these leases are expected to be as follows (in thousands):

Remainder of 2026	$276
2027	211
2028	59
Total lease payments, undiscounted	$546
Less: present value discount	(22)
Lease liabilities, at present value	$524

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying Unaudited Consolidated Financial Statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the audited consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2026. The terms the “Company”, “we”, “our” or “us” refer to HG Holdings, Inc., together with its consolidated subsidiaries, and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our accompanying Unaudited Consolidated Financial Statements and the notes thereto.

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

As of March 31, 2026, our sources of income include earnings from our title insurance subsidiaries, management service fees and interest earned on invested assets. The Company believes that the revenue generated from these sources and cash on hand is sufficient to fund operating expenses for at least 12 months from the date of the accompanying Unaudited Consolidated Financial Statements.

The Company will continue to pursue acquisition opportunities which will allow us to potentially derive benefit from the Company’s net operating loss carryforwards and also create appropriate risk adjusted returns for stockholders.

Title Insurance Segment Trends and Conditions

Our title insurance segment revenue is closely related to the level of real estate activity, such as sales, mortgage financing and mortgage refinancing. Declines in the level of real estate activity or the average price of real estate sales will adversely affect our title insurance revenues. The industry as a whole saw declined levels in total real estate transactions in the last several years, largely due to higher mortgage interest rates as compared to pre-2022 levels. During its September, October and December 2025 meetings, the Federal Reserve lowered the federal funds rate by a total of 75 basis points to a current range of 3.50% to 3.75%; however, amid renewed inflationary pressures and ongoing macroeconomic uncertainty, the Federal Reserve held the federal funds rate steady at its January 2026, March 2026 and April 2026 meetings, and recent Federal Open Market Committee projections suggest a more limited pace of additional rate reductions over the remainder of 2026. While additional federal funds rate decreases, if and when implemented, may positively impact the title insurance market, ongoing geopolitical tensions, evolving federal government policy initiatives, and persistent inflationary pressures have created elevated volatility in domestic and global markets, making it challenging to forecast industry trends. Per the Mortgage Bankers Association's ("MBA") Mortgage Finance Forecast as of April 2026, interest rates on a Freddie Mac 30-year, fixed-rate mortgage reached a recent high of 6.57% in the last week of March 2026, as longer-term rates jumped on anticipated higher inflation and the 10-year Treasury Yield briefly approached 4.5%, before declining by approximately 20 basis points. Despite continued elevated mortgage rates, the MBA projects a gradual recovery in the housing market. Per the April 2026 MBA Forecast Commentary, total single-family mortgage origination volume is now forecast to increase by approximately 6% in 2026 as compared to 2025, from approximately $2.05 trillion in origination value to a little less than $2.2 trillion. Purchase mortgage origination volume is expected to total approximately $1.42 trillion in origination value in 2026, up from approximately $1.36 trillion in 2025, while refinance origination volume is expected to increase to approximately $769 billion in origination value from approximately $694 billion in 2025.

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

Results from Operations

(in thousands)

	Three Months Ended
	March 31,	March 31,
	2026	2025	Change
Net title premium written	$1,578	$1,388	$190
Escrow and other title fees	738	584	154
Management fees	1,500	750	750
Total revenue	3,816	2,722	1,094
Cost of revenues	(140)	(100)	(40)
Gross profit	$3,676	$2,622	$1,054
Operating expenses	(3,260)	(3,171)	(89)
Other income, net	383	268	115
Income (loss) before income taxes	$799	$(281)	$1,080

Comparison of three months ended March 31, 2026 and 2025

The Company’s net title premium written for the three-month periods ended March 31, 2026 and March 31, 2025 were $1.6 million and $1.4 million, respectively. The increase in net title premium written was due to higher volume of affiliated title business written and expansion of the Company’s market share in the State of Florida. Escrow and other title fees revenue also increased by $0.2 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, due to higher volume of affiliated title business.

Management fees increased to $1.5 million for the three months ended March 31, 2026, as compared to $0.8 million for the three months ended March 31, 2025. The increase was due to the Services Agreement with HP Risk becoming effective June 1, 2025. HP Risk is a wholly-owned subsidiary of HP Holding Company, LLC, which, in turn, is wholly owned by certain affiliates of Steven A. Hale II, our Chairman and Chief Executive Officer, pursuant to which the Company is providing certain managerial and operational services to HP Risk for consideration from HP Risk of $6.0 million per year over the course of three years. Such services include, but are not limited to: reinsurance brokerage services; the review and improvement of financial goals; compliance with legal and regulatory mandates; maintenance of an ethical business environment; investment and asset manager compliance; cash and equity management; corporate tax management; personnel management; related party transaction oversight; tax preparation administration; strategic capital modeling; the review of potential acquisitions and transactions involving affiliates and third parties, including but not limited to, renewal rights deals, loss portfolio transfers or entity acquisitions; execution of (or provision for the execution of) all general corporate legal matters; and provision of internal control management services.

Total revenue was $3.8 million and $2.7 million for the three-month periods ended March 31, 2026 and March 31, 2025, respectively. The increase in revenue was primarily a result of the management fees derived from the Services Agreement with HP Risk and higher title affiliated business volume written in 2026 as compared to the same period of the prior year.

The Company’s cost of revenues consists primarily of a provision for title claim losses and underwriting expenses, which are largely comprised of commissions to unaffiliated title agencies. Cost of revenues for the three-month periods ended March 31, 2026 and March 31, 2025 was $0.1 million. The minimal increase in cost of revenues for the three months ended March 31, 2026, as compared to the same period of the prior year, was attributable to loss adjustment expenses reserve established for a title insurance claim. Original estimates of ultimate loss exposures are decreased or increased as additional information becomes known during the adjustment process regarding individual claims.

The Company’s operating expenses primarily consist of general and administrative expenses such as personnel expenses, office and technology expenses, and professional fees. Operating expenses were generally flat at $3.3 million for the three months ended March 31, 2026 as compared to $3.2 million for the three months ended March 31, 2025.

Other income, net primarily consists of net interest income, change in the net asset value of investment in limited partnership as well as changes in value and income or loss from our related party investments. Other income, net was $0.4 million for the three-month period ended March 31, 2026, compared to $0.3 million for the three-month period ended March 31, 2025. The increase was primarily a result of higher income from related parties and change in the net asset value of investment in limited partnership for the three-month period ended March 31, 2026, that included $86,000 of income pick up from ACMAT and a $55,000 increase in the net asset value of investment in limited partnership, as compared to an impairment taken on the Company's investments in  HC Series B Stock of $41,000 and a negative change in the net asset value of investment in limited partnership during the three-month period ended March 31, 2025.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand, earnings from our title insurance subsidiaries, management service fees and interest earned on invested assets. At March 31, 2026, we had $10.7 million in cash and cash equivalents and an additional $9.8 million in restricted cash, substantially all of which is cash held in escrow for title insurance transactions. A portion of our unrestricted and restricted cash is currently held in savings accounts earning interest at approximately 3.3% annually. During the second quarter of 2025, the Company entered into the Services Agreement with HP Risk under which the Company earns a management advisory fee of $6.0 million per year over the course of three years. We believe that the sources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.

Cash Flows

(in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Net cash provided by operating activities	$3,748	$3,556
Net cash provided by investing activities	50	1,145
Net cash used in financing activities	(327)	-
Net increase in cash and cash equivalents and restricted cash	3,471	4,701
Cash and cash equivalents and restricted cash at beginning of period	$17,079	$20,409
Cash and cash equivalents and restricted cash at end of period	$20,550	$25,110

Cash flows provided by operating activities differ from net income (loss) due to adjustments for non-cash items, such as gains and losses on investments, the timing of disbursements for taxes, claims and other accrued liabilities, and collections or changes in receivables and other assets. Net cash provided by operating activities of $3.7 million differs from operating results for the three-month period ended March 31, 2026, primarily due to an increase of $3.2 million in escrow liabilities on the title insurance subsidiaries. Net cash provided by operating activities of $3.6 million differs from operating results for the three-month period ended March 31, 2025, primarily due to an increase of $3.6 million in escrow liabilities on the title insurance subsidiaries.

Cash flows provided by investing activities include effects of purchases of investments and proceeds from sales or maturities of investments. During the three-month period ended March 31, 2026, the Company received proceeds from its investments in limited partnership of $50,000. During the three-month period ended March 31, 2025, the Company's fixed income portfolio matured, resulting in $1.0 million in proceeds. Additionally, the Company received proceeds of $145,000 related to its investments in limited partnership.

Cash flows used in financing activities include share repurchases and effects of changes in noncontrolling interest. Cash flows used in financing activities for the three-month period ended March 31, 2026 of $327,000 consisted of $287,000 of repurchases of common stock and $40,000 of distributions to non-controlling interest shareholders. There was no cash provided by or used in financing activities for the three-month period ended March 31, 2025.

Critical Accounting Policies

Our critical accounting policies and estimates are provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the year ended December 31, 2025. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three months ended March 31, 2026.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2026 was conducted under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2026, were effective at the reasonable assurance level.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

The information required for this Part II, Item 1 is incorporated by reference to the discussion under the heading “Litigation” in Note 11, Commitments and Contingencies in the accompanying Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

In December 2025, the Board authorized a new share repurchase program pursuant to which the Company may repurchase up to $1.5 million of its outstanding common stock (the “2025 Repurchase Program”), which replaced a similar share repurchase program that was adopted by the Board in 2024. The authorization does not obligate the Company to acquire a specific number of shares during any period and does not have an expiration date. Repurchases under the 2025 Repurchase Program may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in such quantities, at such prices, in such manner and on such terms and conditions as the authorized officers of the Company determine are in the best interests of the Company. Repurchases may also be made under a plan adopted pursuant to Rule 10b5-1 promulgated under the Exchange Act.

During the three months ended March 31, 2026, the Company repurchased 60,240 shares of common stock, at a weighted average price per share of $4.75 under the 2025 Repurchase Program. The total cost of shares repurchased, inclusive of fees and commissions, during the three months ended March 31, 2026 was approximately $0.3 million or $4.75 per share.

The following table summarizes the Company’s repurchase activity, including activity under the 2025 Share Repurchase Program, for the three months ended March 31, 2026:

			Total number of shares	Maximum dollar value
	Total number of		purchased as part of	of shares that may yet
	shares	Average price paid	publicly announced	be purchased under the
Period	purchased	per share	plans or programs	plans or programs
January 2026	-	$-	-	$1,084,869
February 2026	-	$-	-	$1,084,869
March 2026	60,240	$4.75	60,240	$798,729
Total	60,240	$4.75	60,240	$798,729

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the three months ended March 31, 2026, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

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

Date: May 13, 2026	HG HOLDINGS, INC.
By: /s/ Anna Lieb
Name: Anna Lieb
Title: Principal Financial and Accounting Officer