Form 10-Q
period 2026-06-30
HG Holdings, Inc.
filed 2026-08-12
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, there were 5,046,795 outstanding shares of common stock of HG Holdings, Inc., par value $0.02 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

HG HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

	As of June 30,	As of December 31,
	2026	2025
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$12,329	$10,333
Restricted cash	9,808	6,746
Investments
Investments in limited partnerships	2,722	3,088
Investments in related parties	18,856	18,841
Accounts receivable	167	307
Due from related parties	544	526
Prepaid expenses	293	269
Property, plant and equipment, net	47	38
Lease assets	589	615
Deferred tax asset, net	2,128	2,712
Goodwill	6,492	6,492
Intangible assets, net	81	118
Other assets	616	601
Total assets	$54,672	$50,686

LIABILITIES
Accounts payable	$138	$193
Accrued salaries, wages and benefits	682	612
Escrow liabilities	9,649	6,592
Other accrued expenses	96	39
Due to related parties	15	355
Reserve for title claims	772	705
Lease liabilities	594	620
Other liabilities	32	17
Total liabilities	$11,978	$9,133

Commitments and contingencies (refer to Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized and no shares issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Common stock, $0.02 par value, 7,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 5,046,795 shares issued and outstanding as of June 30, 2026 and 5,107,035 shares issued and outstanding as of December 31, 2025	94	95
Additional paid-in capital	38,648	38,648
Retained earnings	4,051	2,942
Total stockholders’ equity	42,793	41,685
Noncontrolling interests	(99)	(132)
Total equity	42,694	41,553
Total liabilities and stockholders’ equity	$54,672	$50,686

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

Revenues:
Net premium written	$2,101	$1,998	$3,679	$3,386
Escrow and other title fees	854	812	1,592	1,396
Management fees from related parties	1,500	1,250	3,000	2,000
Total revenues	4,455	4,060	8,271	6,782

Cost of revenues:
Underwriting expenses	87	43	144	99
Provision for title claim losses	46	85	101	102
Search and other fees	40	29	68	56
Total cost of revenues	173	157	313	257

Gross underwriting profits and management fee income	4,282	3,903	7,958	6,525

Operating expenses:
Personnel expenses	(2,117)	(2,101)	(4,172)	(4,094)
Other general and administrative expenses	(1,175)	(1,220)	(2,380)	(2,398)
Total operating expenses	(3,292)	(3,321)	(6,552)	(6,492)

Other income/expenses:
Net investment income	159	124	294	156
Other income, net	1	2	8	35
Income from investments in related parties, net	203	240	444	444

Income from operations before income taxes	1,353	948	2,152	668

Income tax expense (benefit)	397	-	652	(5)

Net income	956	948	1,500	673
Net income attributable to noncontrolling interests	92	63	105	45
Net income attributable to the Company's shareholders	$864	$885	$1,395	$628

Basic and diluted per share net income attributable to the Company's shareholders:
Basic	$0.17	$0.35	$0.27	$0.24
Diluted	$0.17	$0.35	$0.27	$0.24

Weighted average shares outstanding:
Basic	5,047	2,517	5,077	2,665
Diluted	5,047	2,517	5,077	2,665

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

			Additional	Retained
	Common Stock		Paid-in	Earnings	Noncontrolling
	Shares	Common Stock	Capital		Interest	Total

Balance at January 1, 2026	5,107	$95	$38,648	$2,942	$(132)	$41,553

Net income	-	-	-	531	13	544
Subsidiary distributions paid to non-controlling interest shareholders	-	-	-	-	(40)	(40)
Repurchase of common stock	(60)	(1)	-	(286)	-	(287)

Balance at March 31, 2026	5,047	$94	$38,648	$3,187	$(159)	$41,770

Net income	-	-	-	864	92	956
Subsidiary distributions paid to non-controlling interest shareholders	-	-	-	-	(32)	(32)

Balance at June 30, 2026	5,047	$94	$38,648	$4,051	$(99)	$42,694

Balance at January 1, 2025	2,813	$52	$30,491	$1,413	$(148)	$31,808

Net loss	-	-	-	(257)	(19)	(276)

Balance at March 31, 2025	2,813	$52	$30,491	$1,156	$(167)	$31,532

Net income	-	-	-	885	63	948
Subsidiary distributions paid to non-controlling interest shareholders	-	-	-	-	(17)	(17)
Issuance of common stock	2,900	59	12,411	-	-	12,470
Repurchase of common stock	(492)	(10)	(3,824)	-	-	(3,834)

Balance at June 30, 2025	5,221	$101	$39,078	$2,041	$(121)	$41,099

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended
	June 30,
	2026	2025

Cash flows from operating activities:
Net income attributable to the Company's shareholders	$1,395	$628
Net income attributable to noncontrolling interests	105	45
Net income	1,500	673
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation expense	10	13
Amortization expense	37	38
Change in net asset value of investment in limited partnership	(125)	27
Equity in (earnings) loss of investments in related parties	(15)	41
Non-cash lease expense	193	183
Changes in assets and liabilities:
Prepaid expenses	(24)	(20)
Accounts receivable	140	(639)
Interest and dividends receivable	-	19
Other assets	(15)	(59)
Deferred tax asset	584	-
Accounts payable	(55)	(9)
Accrued salaries, wages, and benefits	70	79
Escrow liabilities	3,057	2,806
Reserve for title claims	67	70
Other accrued expenses	57	(113)
Due to/from related parties	(358)	-
Lease liabilities	(193)	(186)
Other liabilities	15	(16)
Net cash provided by operating activities	4,945	2,907

Cash flows from investing activities:
Purchases of property, plant, and equipment	(19)	-
Purchases of investments in related parties	-	(279)
Proceeds from redemptions of fixed-income securities	-	1,000
Proceeds from investment in limited partnerships	491	338
Net cash provided by investing activities	472	1,059

Cash flows from financing activities:
Repurchase of common stock	(287)	(3,834)
Subsidiary distributions paid to non-controlling interest shareholders	(72)	(17)
Net cash used in financing activities	(359)	(3,851)

Net increase in cash and cash equivalents and restricted cash	5,058	115
Cash and cash equivalents and restricted cash at beginning of period	17,079	20,409
Cash and cash equivalents and restricted cash at end of period	$22,137	$20,524

Cash and cash equivalents	$12,329	$9,453
Restricted cash	9,808	11,071
Cash and cash equivalents and restricted cash at end of period	$22,137	$20,524

Supplemental Disclosures of Non-Cash Investing Activities
Issuance of common stock for investment in ACMAT Corporation	$-	$12,469

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

Additionally, the Company owns 250 shares of Common Stock (the “HC Common Stock”) of HC Government Realty Trust, Inc., a Maryland corporation and related party entity (“HC Realty”), and 1,025,000 shares of HC Realty’s 10.00% Series B Cumulative Convertible Preferred Stock (the “HC Series B Stock”). As of June 30, 2026, the Company owns approximately 28.0% of the voting interest of HC Realty.

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

During the six months ended June 30, 2026, there have been no material changes to the Company’s significant accounting policies as described in its 2025 Form 10-K.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires public business entities to disclose disaggregated information about certain income statement expenses, including categories such as employee compensation, intangible asset amortization and depreciation and selling expenses, in the notes to the financial statements. Public business entities may apply the guidance prospectively or retrospectively. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impacts of this standard on our disclosures and is not planning to early adopt.

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

The Company accounts for its investment in ACMAT under the equity method of accounting, as the Company has concluded that it has the ability to exercise significant influence over the operating and financial policies of the investee. As of both June 30, 2026 and December 31, 2025, the Company’s investment in ACMAT was $12.6 million. The Company recognizes equity method earnings from ACMAT on a lag basis, generally one reporting period in arrears, as financial information for ACMAT is not available on a timely basis. Management has determined that the use of a reporting lag does not have a material impact on the Company’s consolidated financial statements. The Company’s share of ACMAT’s (loss) earnings recorded using the prior quarter's financial information was $(71,000) and $15,000 for the three and six months ended June 30, 2026, respectively, and is reflected in "Income from investments in related parties, net" in the Unaudited Consolidated Statements of Operations.

As a result of the Company’s equity method investment in ACMAT, the Company includes the following summarized income statement information of ACMAT for the latest available period, the three months ended March 31, 2026 (in thousands):

Three Months
Ended
March 31,
2026
Total revenue	$659
Total expense	841
Pre-tax loss	(182)
Income tax benefit	2
Net loss	$(180)

Additionally, the Company owns approximately 28.0% of the voting interest of HC Realty through its ownership of 250 shares of HC Common Stock and 1,025,000 shares of HC Series B Stock.

The following table summarizes the Company’s investment in HC Realty as of June 30, 2026 and  December 31, 2025 and for the three and six months ended June 30, 2026 and 2025 (amounts in thousands, except ratios):

					Loss recorded in the Consolidated
	Ownership %		Carrying Value		Statements of Operations (b)
					For the Three		For the Six
	As of	As of	As of	As of	Months Ended		Months Ended
	June 30,	December 31,	June 30,	December 31,	June 30,		June 30,
	2026	2025	2026	2025	2026	2025	2026	2025

HC Series B Stock (a)	27.9%	27.9%	$5,166	$5,166	$-	$-	$-	$(41)
HC Common Stock	0.1%	0.1%	5	5	-	-	-	-
Total	28.0%	28.0%	$5,171	$5,171	$-	$-	$-	$(41)
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

The Company’s investment in HC Common Stock is accounted for under the equity method of accounting as the Company has concluded it has a significant influence over the investee. The HC Series B Stock is not deemed to be in-substance common stock and is accounted for under the cost adjusted for market observable events less impairment method. Both investments in HC Common Stock and HC Series B Stock are evaluated quarterly for impairment. During the three and six months ended June 30, 2026 and June 30, 2025, the Company did not recognize any impairment of HC Common Stock. During the three and six months ended June 30, 2026, the Company did not recognize any impairment of HC Series B Stock. During the three and six months ended  June 30, 2025, the Company recognized impairment of HC Series B Stock of $0 and $41,000, respectively.

As a result of the Company’s holdings in HC Realty, the Company includes the following summarized income statement information of HC Realty for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Total revenue	$5,467	$5,270	$10,988	$10,610
Total expense	7,744	8,347	15,652	16,667
Net loss	(2,277)	(3,077)	(4,664)	(6,057)
Net loss attributable to noncontrolling interest in operating partnership	(1,881)	(2,112)	(3,694)	(4,110)
Net loss attributable to common shareholders	$(396)	$(965)	$(970)	$(1,947)

The Company’s other investments in related parties totaled $1.1 million as of both June 30, 2026 and December 31, 2025, and included investments in limited liability companies and corporations. These investments do not meet the criteria for accounting under the equity method and are accounted for under the cost adjusted for market observable events less impairment method. As of  June 30, 2026, the Company had total receivables and payables from the related parties of $544,000 and $15,000, respectively. As of December 31, 2025, the Company had total receivables and payables from these related parties of $526,000 and $355,000, respectively. During the three- and six-month periods ended June 30, 2026, the Company received $274,000 and $429,000 of distributions from the related party investees, respectively, which are included in “Income from investments in related parties, net” in the Unaudited Consolidated Statements of Operations. During the three- and six-month periods ended June 30, 2025, the Company received $240,000 and $485,000 of such distributions, respectively, which are included in “Income from investments in related parties, net” in the Unaudited Consolidated Statements of Operations.

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

The Company has elected the practical expedient for fair value for its investment in limited partnership which is estimated based on our share of the net asset value (“NAV”) of the limited partnership, as provided by the independent fund administrator. The Company’s share of the NAV represents the Company’s proportionate interest in the members’ equity of the limited partnership. As of June 30, 2026, there are no unfunded commitments related to the investment in limited partnership. This limited partnership invests in property catastrophe risk through customized reinsurance solutions. The underlying assets of the limited partnership are one year or less in duration and the Company’s proceeds may be redeemed or reinvested annually. Changes in net asset value of the investment in limited partnership are included in "Net investment income" on the Company’s Unaudited Consolidated Statements of Operations.

The following tables present the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of June 30, 2026 and  December 31, 2025:

		Estimated fair value
(in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3	NAV
June 30, 2026
Assets:
Cash and cash equivalents	$12,329	$12,329	$12,329	$-	$-	$-
Restricted cash	$9,808	$9,808	$9,808	$-	$-	$-
Investments in limited partnerships	$2,722	$2,722	$-	$-	$-	$2,722

		Estimated fair value
(in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3	NAV
December 31, 2025
Assets:
Cash and cash equivalents	$10,333	$10,333	$10,333	$-	$-	$-
Restricted cash	$6,746	$6,746	$6,746	$-	$-	$-
Investments in limited partnerships	$3,088	$3,088	$-	$-	$-	$3,088

Assets measured at fair value on a non-recurring basis

There were no assets measured at fair value on a non-recurring basis as of June 30, 2026.

The following table presents assets measured at fair value on a non-recurring basis as of December 31, 2025 (in thousands):

	Estimated Fair Value
	Total	Level 1	Level 2	Level 3
HC Series B Stock	$5,166	-	-	$5,166

Net investment income

Net investment income for the three and six months ended June 30, 2026 and 2025 is detailed below (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest on:
Cash equivalents	$89	$90	$169	$183
Fixed income securities	-	-	-	1
Change in NAV of investment in limited partnership	70	35	125	(27)
Less: Investment expense	-	(1)	-	(1)
Net investment income	$159	$124	$294	$156

4.	Reserve for Title Claims

NCTIC’s reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through June 30, 2026. We continually update loss reserve estimates as new information becomes known, new loss patterns emerge or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses. Due to the uncertainty inherent in the process and to the judgment used by management, the ultimate liability may be greater or less than our current reserves. If actual claims loss development varies from what is currently expected and is not offset by other factors, it is possible that additional reserve adjustments may be required in future periods in order to maintain our recorded reserve within a reasonable range of our actuary's central estimate.

A reconciliation of the activity in the reserves account for the six-month periods ended June 30, 2026 and 2025 is as follows (in thousands):

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2026	June 30, 2025
Beginning Reserves	$705	$637

Provision for claims related to:
Current year	124	117
Prior years	(23)	(15)
Total provision for claim losses	101	102

Claims paid related to:
Current year	-	-
Prior years	(34)	(32)
Total title claims paid	(34)	(32)

Ending Reserves	$772	$707

At June 30, 2026, there were no reinsurance recoverables on paid claims or unpaid reserves.

For the three and six months ended June 30, 2026, the Company recognized favorable title claims loss and loss adjustment expense development of $22,000 and $23,000, respectively, attributable to insured events of the prior years as a result of changes in estimates of the reserve for claims loss and loss adjustment expenses. For the three months ended June 30, 2025, there was no development of the net provision for claims attributable to insured events of the prior year; for the six months ended June 30, 2025, the Company recognized favorable development of $15,000 attributable to insured events of prior years. Original estimates of ultimate loss exposures are decreased or increased as additional information becomes known during the adjustment process regarding individual claims.

A summary of the Company’s loss reserves at June 30, 2026 and December 31, 2025 is as follows (in thousands):

	As of June 30, 2026	As of December 31, 2025
Known title claims	$83	$66
IBNR title claims	689	639
Total title claims	772	705
Non-title claims	-	-
Total reserve for title claims	$772	$705

5.	Reinsurance

Certain premiums and benefits at NCTIC are ceded to other insurance companies under various reinsurance agreements. The reinsurance agreements provide NCTIC with increased capacity to write more risk and maintain its exposure to loss within its capital resources. For the three and six-month periods ended June 30, 2026 and 2025, NCTIC's reinsurance program consisted of excess of loss reinsurance treaties. The following is a summary of the reinsurance coverage:

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

NCTIC’s reinsured risks are treated, to the extent of reinsurance, as though they are risks for which the Company is not liable. However, NCTIC remains contingently liable in the event its reinsurers do not meet their obligations under these reinsurance contracts. NCTIC uses a broker to place its reinsurance through Lloyd’s syndicates, a group of underwriters who work together to provide insurance coverage for a variety of risks. Chaucer Syndicates Ltd. (“Chaucer Syndicates”) and Beazley Syndicate (“Beazley”) are each 50% participants in the Lloyd’s syndicate. As such, NCTIC has a concentration of reinsurance risk with these third-party reinsurers that could have a material impact on NCTIC’s financial position in the event that either of these reinsurers fail to perform their obligations under the reinsurance treaty. As of June 30, 2026, Chaucer Syndicates was rated A+ (superior) by A.M. Best, AA- (very strong) by Standard & Poor's and AA- (very strong) by Fitch. Beazley was rated A+ (superior) by A.M. Best, AA- (very strong) by Standard & Poor's and AA- (very strong) by Fitch. The Company monitors the financial condition of individual reinsurers, risk concentration arising from similar activities as well as economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. Given the quality of the reinsurers, management believes this possibility to be remote. At June 30, 2026, there were no reinsurance recoverables on paid claims or unpaid reserves.

The effects of reinsurance on the title premium written and earned at NCTIC for the three and six-month periods ended June  30, 2026 and 2025 are as follows (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Direct title premium	$1,407	$1,405	$2,494	$2,347
Ceded title premium	(13)	(13)	(18)	(26)

Net title premium written (1)	$1,394	$1,392	$2,476	$2,321
(1)	Net title premium written disclosed in the table above is of NCTIC only and is included as part of the "Net premium written" on the Unaudited Consolidated Statements of Operations.

6.	Statutory Reporting and Requirements

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

NCTIC is subject to regulations and standards of the Florida Office of Insurance Regulation. These standards and regulations include a requirement that the insurance entities domiciled in the State of Florida maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid by the insurance entities to the parent company. As of June 30, 2026, NCTIC’s statutory surplus is $9.4 million and exceeded the minimum of $3.0 million required by the State of Florida for title insurance companies. The maximum amount of dividends which can be paid by State of Florida insurance companies to shareholders without prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus. Cash dividends may only be paid out of accumulated surplus funds derived from net operating profits and realized capital gains not exceeding 10% of such surplus in any one year, although there are no restrictions on cash dividend payments out of profits and gains derived during the immediately preceding year. For the three and six-month periods ended June 30, 2026 and 2025, no dividends were paid from NCTIC to the Company.

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

The Corporate and Other segment also includes results of the Company's investment in a related party - HC Realty. HC Realty is an internally-managed REIT focused on acquiring, financing, owning and managing build-to-suit or renovate-to-suit, single-tenant properties leased primarily to the U.S. government and administered by the U.S. General Services Administration or directly by the federal government agencies or sub-agencies occupying such properties. As of June 30, 2026, the Company owns approximately 28.0% of the voting interest of HC Realty.

Provided below is selected financial information about the Company’s operations by segment for the three months ended June 30, 2026 (in thousands):

	Title	Corporate
	Insurance	and Other	Total
Revenues:
Net premium written	$2,101	$-	$2,101
Escrow and other title fees	854	-	854
Management fees from related parties	-	1,500	1,500
Total revenues	2,955	1,500	4,455

Cost of revenues:
Underwriting expenses	(87)	-	(87)
Provision for title claim losses	(46)	-	(46)
Search and other fees	(40)	-	(40)
Total cost of revenues	(173)	-	(173)

Gross profit	2,782	1,500	4,282

Operating expenses:
Personnel costs	(1,783)	(334)	(2,117)
Other operating expense (1)	(919)	(233)	(1,152)
Amortization and depreciation	(23)	-	(23)
Total operating expense	(2,725)	(567)	(3,292)
Other income, net	84	279	363
Income before income taxes	$141	$1,212	$1,353

Goodwill and intangible assets, net (2)	$6,573	$-	$6,573
(1)	Other operating expense primarily consists of rent and other occupancy expenses, software and equipment expense, corporate insurance and other regulatory and professional fees.
(2)	The Company does not allocate its assets by segment, with the exception of Goodwill and Intangible assets.

Provided below is selected financial information about the Company’s operations by segment for the three months ended June 30, 2025 (in thousands):

	Title	Corporate
	Insurance	and Other	Total
Revenues:
Net premium written	$1,998	$-	$1,998
Escrow and other title fees	812	-	812
Management fees from related parties	-	1,250	1,250
Total revenues	2,810	1,250	4,060

Cost of revenues:
Underwriting expenses	(43)	-	(43)
Provision for title claim losses	(85)	-	(85)
Search and other fees	(29)	-	(29)
Total cost of revenues	(157)	-	(157)

Gross profit	2,653	1,250	3,903

Operating expenses:
Personnel costs	(1,704)	(397)	(2,101)
Other operating expense (1)	(850)	(345)	(1,195)
Amortization and depreciation	(25)	-	(25)
Total operating expense	(2,579)	(742)	(3,321)
Other income, net	76	290	366
Income before income taxes	$150	$798	$948

Goodwill and intangible assets, net (2)	$6,647	$-	$6,647
(1)	Other operating expense primarily consists of rent and other occupancy expenses, software and equipment expense, corporate insurance and other regulatory and professional fees.
(2)	The Company does not allocate its assets by segment, with the exception of Goodwill and Intangible assets.

Provided below is selected financial information about the Company’s operations by segment for the six months ended  June 30, 2026 (in thousands):

	Title	Corporate
	Insurance	and Other	Total
Revenues:
Net premium written	$3,679	$-	$3,679
Escrow and other title fees	1,592	-	1,592
Management fees from related parties	-	3,000	3,000
Total revenues	5,271	3,000	8,271

Cost of revenues:
Underwriting expenses	(144)	-	(144)
Provision for title claim losses	(101)	-	(101)
Search and other fees	(68)	-	(68)
Total cost of revenues	(313)	-	(313)

Gross profit	4,958	3,000	7,958

Operating expenses:
Personnel costs	(3,347)	(825)	(4,172)
Other operating expense (1)	(1,809)	(524)	(2,333)
Amortization and depreciation	(47)	-	(47)
Total operating expense	(5,203)	(1,349)	(6,552)
Other income, net	167	579	746
(Loss) income before income taxes	$(78)	$2,230	$2,152

Goodwill and intangible assets, net (2)	$6,573	$-	$6,573
(1)	Other operating expense primarily consists of rent and other occupancy expenses, software and equipment expense, corporate insurance and other regulatory and professional fees.
(2)	The Company does not allocate its assets by segment, with the exception of Goodwill and Intangible assets.

Provided below is selected financial information about the Company’s operations by segment for the six months ended  June 30, 2025 (in thousands):

	Title	Corporate
	Insurance	and Other	Total
Revenues:
Net premium written	$3,386	$-	$3,386
Escrow and other title fees	1,396	-	1,396
Management fees from related parties	-	2,000	2,000
Total revenues	4,782	2,000	6,782

Cost of revenues:
Underwriting expenses	(99)	-	(99)
Provision for title claim losses	(102)	-	(102)
Search and other fees	(56)	-	(56)
Total cost of revenues	(257)	-	(257)

Gross profit	4,525	2,000	6,525

Operating expenses:
Personnel costs	(3,339)	(755)	(4,094)
Other operating expense (1)	(1,668)	(680)	(2,348)
Amortization and depreciation	(50)	-	(50)
Total operating expense	(5,057)	(1,435)	(6,492)
Other income, net	139	496	635
(Loss) income before income taxes	$(393)	$1,061	$668

Goodwill and intangible assets, net (2)	$6,647	$-	$6,647
(1)	Other operating expense primarily consists of rent and other occupancy expenses, software and equipment expense, corporate insurance and other regulatory and professional fees.
(2)	The Company does not allocate its assets by segment, with the exception of Goodwill and Intangible assets.

8.	Income Taxes

The Company’s effective tax rates for the three and six-month periods ended June 30, 2026, were 29.3% and 30.3%, respectively, and were primarily related to the impact of state taxes and the change in valuation allowance on the Company's deferred tax assets. The Company's effective tax rates for the three and six-month periods ended June 30, 2025, were 0.0% and (0.8%), respectively, which were primarily driven by a taxable loss at all jurisdictions and a full valuation allowance against the net operating losses.

During the six months ended June 30, 2026, the Company recorded a non-cash credit to its valuation allowance of $126,000, increasing its valuation allowance against deferred tax assets to $5.1 million, as of June 30, 2026. The primary assets covered by this valuation allowance are federal net operating losses, which approximate $30.7 million at June 30, 2026. The Company made cash payments for Florida state income taxes for the three- and six-month periods ended June 30, 2026 of $30,000 and $40,000, respectively. The Company did not make any federal tax payments for the three- and six-month periods ended June 30, 2026. For the three- and six-month periods ended June 30, 2025, the Company did not make any federal or state cash tax payments due to its net operating loss carryforwards.

As of June 30, 2026, the Company maintained a partial valuation allowance against its deferred tax assets. A valuation allowance is recorded to reduce the gross deferred tax assets to an amount management believes is more likely than not to be realized. The valuation allowance is primarily attributable to the uncertainty regarding the realization of net operating losses, which is dependent upon future taxable income.

9.	Stockholders’ Equity

Basic earnings per share of common stock are based upon the weighted average shares outstanding. Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Weighted average shares outstanding for basic calculation	5,047	2,517	5,077	2,665
Add: Effect of dilutive stock awards	-	-	-	-

Weighted average shares outstanding, adjusted for diluted calculation	5,047	2,517	5,077	2,665

For the three and six-month periods ended June 30, 2026 and 2025, there were no stock options or restricted stock awards outstanding.

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

During the three months ended June 30, 2026, the Company did not repurchase any shares of its common stock. During the six months ended June 30, 2026, the Company repurchased and retired 60,240 shares of common stock, at a weighted average price per share of $4.75 under the 2025 Repurchase Program. The total cost of shares repurchased, inclusive of fees and commissions, during the six months ended June 30, 2026 was approximately $0.3 million, or $4.75 per share.

During the three and six months ended  June 30, 2025, the Company repurchased and retired 491,626 shares of common stock, at a weighted average price per share of $7.80, 402,322 shares of which were repurchased outside of, and as an exception to, the 2024 Repurchase Program. The total cost of shares repurchased, inclusive of fees and commissions, during the three and six months ended  June 30, 2025 was $3.8 million or $7.80 per share.

During the three and six months ended June 30, 2026 and 2025, the Company did not declare or pay any dividends to its holders of common stock.

In addition to common stock, authorized capital includes 1,000,000 shares of Blank Check Preferred Stock. None were outstanding during the six months ended June 30, 2026 and the year ended December 31, 2025. The Board is authorized to issue such stock in series and to fix the designation, powers, preferences, rights, limitations and restrictions with respect to any series of such shares. Such Blank Check Preferred Stock  may rank prior to common stock as to dividend rights, liquidation preferences or both,  may have full or limited voting rights and  may be convertible into shares of common stock.

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

Goodwill

Goodwill as of June 30, 2026 and December 31, 2025 was $6.5 million. The Company’s goodwill is allocated to the Title Insurance Segment. See Note 7, Segment Information for allocation of goodwill and intangible assets to the Company’s segments.

Intangible Assets

Intangible assets subject to amortization consisted of the following as of June 30, 2026 (dollars in thousands):

	Weighted-average
	remaining
	amortization period	Gross carrying	Accumulated	Net carrying
	(in years)	amount	amortization	amount
Noncompetition agreement	1.0	$372	$(291)	$81
Total		$372	$(291)	$81

Intangible assets subject to amortization consisted of the following as of  December 31, 2025 (dollars in thousands):

	Weighted-average
	remaining
	amortization period	Gross carrying	Accumulated	Net carrying
	(in years)	amount	amortization	amount
Noncompetition agreement	1.6	$372	$(254)	$118
Total		$372	$(254)	$118

No impairment in the value of intangible assets was recognized during the three or six months ended June 30, 2026 and 2025.

Amortization expense of the intangible assets for the three and six-month periods ended June 30, 2026 was $18,000 and $37,000, respectively. For the three and six months ended June 30, 2025, amortization expense was $18,000 and $37,000, respectively.

Estimated amortization expense of the intangible assets to be recognized by the Company during the remainder of 2026 and over the following years is as follows (in thousands):

Estimated Amortization
Year ending December 31,	Expense
Remaining in 2026	$37
2027	44
Total	$81

11.	Commitments and Contingencies

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

Litigation

The Company’s subsidiaries are parties to legal actions incidental to their business. As of June 30, 2026, management believed that the resolution of these matters would not materially affect our financial condition or results of operations.

Omega and ONF Litigation

During the first quarter of 2026, one of the Company’s subsidiaries, Omega, was served with litigation in the Circuit Court in and for Lee County, Florida. The case, instituted by Citizens Bank (“Plaintiff”), is a mortgage foreclosure action filed against multiple parties, including the current owner and a prior borrower. Plaintiff filed Affirmative Defenses and Counter Claims in the foreclosure action alleging a count of negligence and a count of breach of fiduciary duty against Omega and naming Omega as a Third-Party Defendant. Plaintiff alleges that Omega was negligent and breached its fiduciary duty to Plaintiff in performing its duty as a closing agent when Omega performed a closing and paid off the existing loan, but failed to check a box on Plaintiff’s form stating the loan was to be closed and terminated. After the loan was paid off, the prior borrower continued using the loan and defaulted on the payment obligations. Omega entered into a settlement agreement to resolve all counts against Omega effective June 16, 2026. Subsequently, on July 13, 2026, the parties filed a Joint Stipulation for Dismissal with Prejudice of All Claims, Discharge of Mortgage and Release of Lis Pendens. The monetary amount conveyed under the settlement agreement did not result in a material adverse effect on the Company’s consolidated financial statements.

During the third quarter of 2025, one of the Company’s subsidiaries, ONF, was included as a defendant in connection with litigation in the County Court in and for Lee County, Florida. ONF was served with the initial summons on  October 2, 2025. The case, instituted by Delta Build Services, Inc., a sub-contractor who provided labor and supplies, and Gretchel De Los Milagros Castaneda-Vazquez, the purchaser of the property (collectively "Lee County Plaintiffs”), is a multi-count civil lawsuit filed against multiple parties, including the general contractor, its managers and managing members, ONF, a former employee of Delta Build Services, Inc., the buyer’s realtor and supervising broker. The single alleged count against ONF is a claim of negligence. Lee County Plaintiffs allege that ONF breached a duty of care owed to Lee County Plaintiffs by accepting an allegedly forged document at closing. ONF has retained outside counsel. On January 29, 2026, ONF filed its Motion for Ex Parte Order of Involuntary Dismissal of the case. Subsequently, on January 30, 2026, the Court entered an Order on the Motion for Ex Parte Order of Dismissal dismissing the case without prejudice. This case did not result in a material adverse effect on the Company’s consolidated financial statements.

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

The Company’s operating leases range in term from one to five years. As of June 30, 2026 and December 31, 2025, the weighted-average remaining lease term of our operating leases was 1.9 years and 2.0 years, respectively.

The Company’s lease agreements do not contain material variable lease payments, buyout options, residual value guarantees or restrictive covenants.

Most of the Company’s leases include one or more options to renew, with renewal terms that can extend the lease term by varying amounts. The exercise of lease renewal options is at our sole discretion. We do not include options to renew in our measurement of lease assets and lease liabilities as they are not considered reasonably assured of exercise as of June 30, 2026.

The lease liability is determined by discounting future lease payments using a discount rate based on the Company’s incremental borrowing rate for a fully collateralized fully amortizing loan with maturity similar to the lease term. As of June 30, 2026 and December 31, 2025, the weighted-average discount rate used to determine our operating lease liability was 6.0%.

Lease expense included in general and administrative expenses on the Unaudited Consolidated Statements of Operations was $190,000 and $374,000 for the three and six months ended June 30, 2026, respectively, and $200,000 and $419,000 for the three and six months ended June 30, 2025, respectively.

The following table details lease cost for the three and six-month periods ended June 30, 2026 and 2025 (in thousands):

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Operating lease cost	$106	$106	$211	$205
Short-term lease cost	84	94	163	214
Total lease cost	$190	$200	$374	$419

During both the three and six months ended June 30, 2026, lease liabilities recognized in exchange for operating lease right-of-use assets were $167,000. During the three and six months ended June 30, 2025, lease liabilities recognized in exchange for operating lease right-of-use assets were $0 and $157,000, respectively.

Future minimum rental commitments as of June 30, 2026 under these leases are expected to be as follows (in thousands):

Remainder of 2026	$214
2027	272
2028	125
2029	16
Total lease payments, undiscounted	$627
Less: present value discount	(33)
Lease liabilities, at present value	$594

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

As of June 30, 2026, our sources of income include earnings from our title insurance subsidiaries, management service fees and interest earned on invested assets. The Company believes that the revenue generated from these sources and cash on hand is sufficient to fund operating expenses for at least 12 months from the date of the accompanying Unaudited Consolidated Financial Statements.

The Company will continue to pursue acquisition opportunities which will allow us to potentially derive benefit from the Company’s net operating loss carryforwards and also create appropriate risk adjusted returns for stockholders.

Title Insurance Segment Trends and Conditions

Our title insurance segment revenue is closely related to the level of real estate activity, such as sales, mortgage financing and mortgage refinancing. Declines in the level of real estate activity or the average price of real estate sales will adversely affect our title insurance revenues. The industry as a whole saw declined levels in total real estate transactions in the last several years, largely due to higher mortgage interest rates as compared to pre-2022 levels. During its September, October and December 2025 meetings, the Federal Reserve lowered the federal funds rate by a total of 75 basis points to a current range of 3.50% to 3.75%; however, amid renewed inflationary pressures and ongoing macroeconomic uncertainty and geopolitical tensions, the Federal Reserve held the federal funds rate steady through the first half of 2026. While additional federal funds rate decreases, if and when implemented, may positively impact the title insurance market, ongoing macroeconomic uncertainty and geopolitical tensions have created elevated volatility in domestic and global markets, making it challenging to forecast industry trends or possible rate changes. Per the Mortgage Bankers Association's ("MBA") Mortgage Finance Forecast as of July 2026, interest rates on a Freddie Mac 30-year, fixed-rate mortgage have averaged approximately 6.49% to 6.52% through June and early July 2026, relatively stable following the recent high of 6.57% in March 2026. Despite continued elevated mortgage rates, the MBA projects a gradual recovery in the housing market. Per the July 2026 MBA Mortgage Finance Forecast, total single-family mortgage origination volume is now forecast to increase by approximately 5.5% in 2026 as compared to 2025, from approximately $2.05 trillion in origination value to $2.16 trillion. Purchase mortgage origination volume is expected to total approximately $1.42 trillion in origination value in 2026, up from approximately $1.36 trillion in 2025, while refinance origination volume is expected to increase to approximately $747 billion in origination value from approximately $694 billion in 2025.

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

Results from Operations

(in thousands)

	Three Months Ended			Six Months Ended
	June 30,	June 30,		June 30,	June 30,
	2026	2025	Change	2026	2025	Change
Revenues:
Net premium written	$2,101	$1,998	$103	$3,679	$3,386	$293
Escrow and other title fees	854	812	42	1,592	1,396	196
Management fees from related parties	1,500	1,250	250	3,000	2,000	1,000
Total revenues	4,455	4,060	395	8,271	6,782	1,489
Cost of revenues	(173)	(157)	(16)	(313)	(257)	(56)
Gross profit	$4,282	$3,903	$379	$7,958	$6,525	$1,433
Operating expenses	(3,292)	(3,321)	29	(6,552)	(6,492)	(60)
Other income, net	363	366	(3)	746	635	111
Income from operations before income taxes	$1,353	$948	$405	$2,152	$668	$1,484

Comparison of three and six months ended June 30, 2026 and 2025

The Company’s net premium written were $2.1 million and $3.7 million for the three and six months ended June 30, 2026, respectively, compared with $2.0 million and $3.4 million for the corresponding periods in 2025. Net premium written increased by $0.1 million, or 5.2%, for the three-month period ended June 30, 2026 as compared to the three-month period ended June 30, 2025, and by $0.3 million, or 8.7%, for the six-month period ended June 30, 2026 as compared to the six-month period ended June 30, 2025. The increase in net premium written was due to higher volume of affiliated title insurance business in 2026 as compared to the same period of the prior year. Escrow and other title fees were $0.9 million and $1.6 million for the three and six months ended June 30, 2026, respectively, compared with $0.8 million and $1.4 million for the corresponding periods in 2025. Escrow and other title fees increased by less than $0.1 million, or 5.2%, for the three-month period ended June 30, 2026 as compared to the three-month period ended June 30, 2025, and by $0.2 million, or 14.0%, for the six-month period ended June 30, 2026 as compared to the six-month period ended June 30, 2025, primarily due to higher volume of affiliated title insurance business in 2026 as compared to the same period of the prior year.

Management fees were $1.5 million and $3.0 million for the three and six months ended June 30, 2026, respectively, compared with $1.3 million and $2.0 million for the corresponding periods in 2025. Management fees increased by $0.3 million, or 20.0%, for the three-month period ended June 30, 2026 as compared to the three-month period ended June 30, 2025, and by $1.0 million, or 50.0%, for the six-month period ended June 30, 2026 as compared to the six-month period ended June 30, 2025. The increase was due to the Services Agreement with HP Risk becoming effective June 1, 2025. HP Risk is a wholly-owned subsidiary of HP Holding Company, LLC, which, in turn, is wholly owned by certain affiliates of Steven A. Hale II, our Chairman and Chief Executive Officer, pursuant to which the Company is providing certain managerial and operational services to HP Risk for consideration from HP Risk of $6.0 million per year over the course of three years. Such services include, but are not limited to: reinsurance brokerage services; the review and improvement of financial goals; compliance with legal and regulatory mandates; maintenance of an ethical business environment; investment and asset manager compliance; cash and equity management; corporate tax management; personnel management; related party transaction oversight; tax preparation administration; strategic capital modeling; the review of potential acquisitions and transactions involving affiliates and third parties, including but not limited to, renewal rights deals, loss portfolio transfers or entity acquisitions; execution of (or provision for the execution of) all general corporate legal matters; and provision of internal control management services.

Total revenue was $4.5 million and $8.3 million for the three and six-month periods ended June 30, 2026, respectively, compared with $4.1 million and $6.8 million for the three and six months ended June 30, 2025. Total revenue increased by $0.4 million, or 9.7%, for the three-month period ended June 30, 2026 as compared to the three-month period ended June 30, 2025, and by $1.5 million, or 22.0%, for the six-month period ended June 30, 2026 as compared to the six-month period ended June 30, 2025. The increase in revenue was primarily a result of the management fees derived from the Services Agreement with HP Risk and higher volume of affiliated title insurance business in 2026 as compared to the same period of the prior year.

The Company’s cost of revenues consists primarily of a provision for title claim losses and underwriting expenses, which are largely comprised of commissions to unaffiliated title agencies. Cost of revenues was generally flat at $0.2 million and $0.3 million for the three and six months ended June 30, 2026, respectively, compared with $0.2 million and $0.3 million for the three and six months ended June 30, 2025, respectively.

The Company’s operating expenses primarily consist of general and administrative expenses such as personnel expenses, office and technology expenses, and professional fees. Operating expenses were generally flat at $3.3 million and $6.6 million for the three and six months ended June 30, 2026, respectively, compared with $3.3 million and $6.5 million for the three and six months ended June 30, 2025.

Other income, net primarily consists of net interest income, change in the net asset value of investment in limited partnership as well as changes in value and income or loss from our related party investments. Other income, net was $0.4 million and $0.7 million, respectively, for the three and six-month periods ended June 30, 2026, compared to $0.4 million and $0.6 million for the three and six-month periods ended June 30, 2025. Other income, net, was generally unchanged for the three-month period ended June 30, 2026 as compared to the three-month period ended June 30, 2025, and increased by $0.1 million, or 17.5%, for the six-month period ended June 30, 2026 as compared to the six-month period ended June 30, 2025. The increase was primarily a result of higher income from investments in limited partnerships for the six-month period ended June 30, 2026 as compared to the corresponding period in 2025.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand, earnings from our title insurance subsidiaries, management service fees and interest earned on invested assets. At June 30, 2026, we had $12.3 million in cash and cash equivalents and an additional $9.8 million in restricted cash, substantially all of which is cash held in escrow for title insurance transactions. A portion of our unrestricted and restricted cash is currently held in savings accounts earning interest at approximately 3.4% annually. During the second quarter of 2025, the Company entered into the Services Agreement with HP Risk under which the Company earns a management advisory fee of $6.0 million per year over the course of three years. We believe that the sources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.

Cash Flows

(in thousands)

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Net cash provided by operating activities	$4,945	$2,907
Net cash provided by investing activities	472	1,059
Net cash used in financing activities	(359)	(3,851)
Net increase in cash and cash equivalents and restricted cash	5,058	115
Cash and cash equivalents and restricted cash at beginning of period	$17,079	$20,409
Cash and cash equivalents and restricted cash at end of period	$22,137	$20,524

Cash flows provided by operating activities differ from net income due to adjustments for non-cash items, such as gains and losses on investments, the timing of disbursements for taxes, claims and other accrued liabilities, and collections or changes in receivables and other assets. Net cash provided by operating activities of $4.9 million differs from operating results for the six-month period ended June 30, 2026, primarily due to an increase of $3.1 million in escrow liabilities on the title insurance subsidiaries. Net cash provided by operating activities of $2.9 million differs from operating results for the six-month period ended June 30, 2025, primarily due to an increase of $2.8 million in escrow liabilities on the title insurance subsidiaries.

Cash flows provided by investing activities include effects of purchases of investments and proceeds from sales or maturities of investments. During the six-month period ended June 30, 2026, the Company received proceeds from its investments in limited partnership of $0.5 million and purchased approximately $19,000 in property and equipment. During the six-month period ended June 30, 2025, the Company's fixed income portfolio matured, resulting in $1.0 million in proceeds. Additionally, during the six-month period ended June 30, 2025, the Company received proceeds from its investments in limited partnership of $0.3 million and provided additional contributions to related parties of $0.3 million.

Cash flows used in financing activities include share repurchases and effects of changes in noncontrolling interest. Cash flows used in financing activities for the six-month period ended June 30, 2026 of $359,000 consisted of $287,000 of repurchases of common stock and $72,000 of distributions to noncontrolling interest shareholders. Cash used in financing activities during the six-month period ended June 30, 2025 consisted of $3.8 million of repurchases of common stock and $17,000 of distributions to noncontrolling interest shareholders.

Critical Accounting Policies

Our critical accounting policies and estimates are provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the year ended December 31, 2025. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three and six months ended June 30, 2026.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2026 was conducted under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2026, were effective at the reasonable assurance level.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company did not repurchase any shares of its common stock during the three months ended June 30, 2026.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the three months ended June 30, 2026, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

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

Date: August 12, 2026	HG HOLDINGS, INC.
By: /s/ Anna Lieb
Name: Anna Lieb
Title: Principal Financial and Accounting Officer