Form 10-Q
period 2026-09-30
HG Holdings, Inc.
filed 2026-11-12
CIK 797465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 10, 2026, there were 5,046,795 outstanding shares of common stock of HG Holdings, Inc., par value $0.02 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

HG HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

	As of September 30,	As of December 31,
	2026	2025
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$13,293	$10,333
Restricted cash	12,578	6,746
Investments
Investments in limited partnerships	2,844	3,088
Investments in related parties	18,851	18,841
Accounts receivable	404	307
Due from related parties	544	526
Prepaid expenses	223	269
Property, plant and equipment, net	42	38
Lease assets	491	615
Deferred tax asset, net	1,971	2,712
Goodwill	6,492	6,492
Intangible assets, net	62	118
Other assets	617	601
Total assets	$58,412	$50,686

LIABILITIES
Accounts payable	$157	$193
Accrued salaries, wages and benefits	503	612
Escrow liabilities	12,414	6,592
Other accrued expenses	679	39
Due to related parties	22	355
Reserve for title claims	783	705
Lease liabilities	496	620
Other liabilities	36	17
Total liabilities	$15,090	$9,133

Commitments and contingencies (refer to Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized and no shares issued and outstanding as of September 30, 2026 and December 31, 2025	-	-
Common stock, $0.02 par value, 7,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 5,046,795 shares issued and outstanding as of September 30, 2026 and 5,107,035 shares issued and outstanding as of December 31, 2025	94	95
Additional paid-in capital	38,537	38,648
Retained earnings	4,625	2,942
Total stockholders’ equity	43,256	41,685
Noncontrolling interests	66	(132)
Total equity	43,322	41,553
Total liabilities and stockholders’ equity	$58,412	$50,686

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025

Revenues:
Net premium written	$1,863	$1,886	$5,542	$5,272
Escrow and other title fees	721	734	2,313	2,130
Management fees from related parties	1,500	1,500	4,500	3,500
Total revenues	4,084	4,120	12,355	10,902

Cost of revenues:
Underwriting expenses	46	33	190	132
Provision for title claim losses	29	(15)	130	87
Search and other fees	41	13	109	68
Total cost of revenues	116	31	429	287

Gross underwriting profits and management fee income	3,968	4,089	11,926	10,615

Operating expenses:
Personnel expenses	(1,967)	(2,072)	(6,139)	(6,166)
Other general and administrative expenses	(1,760)	(1,255)	(4,140)	(3,653)
Total operating expenses	(3,727)	(3,327)	(10,279)	(9,819)

Other income/expenses:
Net investment income	370	333	664	489
Other income, net	5	4	13	38
Income from investments in related parties, net	177	196	621	640

Income from operations before income taxes	793	1,295	2,945	1,963

Income tax expense	159	6	811	1

Net income	634	1,289	2,134	1,962
Net income attributable to noncontrolling interests	60	63	165	108
Net income attributable to the Company's shareholders	$574	$1,226	$1,969	$1,854

Basic and diluted per share net income attributable to the Company's shareholders:
Basic	$0.11	$0.23	$0.39	$0.53
Diluted	$0.11	$0.23	$0.39	$0.53

Weighted average shares outstanding:
Basic	5,047	5,221	5,066	3,520
Diluted	5,047	5,221	5,066	3,520

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

			Additional	Retained
	Common Stock		Paid-in	Earnings	Noncontrolling
	Shares	Common Stock	Capital		Interest	Total

Balance at January 1, 2026	5,107	$95	$38,648	$2,942	$(132)	$41,553

Net income	-	-	-	531	13	544
Subsidiary distributions paid to noncontrolling interest shareholders	-	-	-	-	(40)	(40)
Repurchase of common stock	(60)	(1)	-	(286)	-	(287)

Balance at March 31, 2026	5,047	$94	$38,648	$3,187	$(159)	$41,770

Net income	-	-	-	864	92	956
Subsidiary distributions paid to noncontrolling interest shareholders	-	-	-	-	(32)	(32)

Balance at June 30, 2026	5,047	$94	$38,648	$4,051	$(99)	$42,694

Net income	-	-	-	574	60	634
Subsidiary (distributions to) contributions from noncontrolling interest shareholders	-	-	(111)	-	105	(6)

Balance at September 30, 2026	5,047	$94	$38,537	$4,625	$66	$43,322

Balance at January 1, 2025	2,813	$52	$30,491	$1,413	$(148)	$31,808

Net loss	-	-	-	(257)	(19)	(276)

Balance at March 31, 2025	2,813	$52	$30,491	$1,156	$(167)	$31,532

Net income	-	-	-	885	63	948
Subsidiary distributions paid to noncontrolling interest shareholders	-	-	-	-	(17)	(17)
Issuance of common stock	2,900	59	12,411	-	-	12,470
Repurchase of common stock	(492)	(10)	(3,824)	-	-	(3,834)

Balance at June 30, 2025	5,221	$101	$39,078	$2,041	$(121)	$41,099

Net income	-	-	-	1,226	63	1,289
Subsidiary contributions from (distributions to) noncontrolling interest shareholders	-	-	111	-	(43)	68
Repurchase of common stock	(16)	(1)	(131)	-	-	(132)

Balance at September 30, 2025	5,205	$100	$39,058	$3,267	$(101)	$42,324

The accompanying notes are an integral part of the consolidated financial statements.

HG HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended
	September 30,
	2026	2025

Cash flows from operating activities:
Net income attributable to the Company's shareholders	$1,969	$1,854
Net income attributable to noncontrolling interests	165	108
Net income	2,134	1,962
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation expense	15	18
Amortization expense	56	56
Change in net asset value of investments in limited partnership	(398)	(217)
Equity in (earnings) loss of investments in related parties	(10)	41
Non-cash lease expense	291	271
Changes in assets and liabilities:
Prepaid expenses	46	(7)
Accounts receivable	(97)	(906)
Interest and dividends receivable	-	19
Other assets	(16)	(51)
Deferred tax asset	741	-
Accounts payable	(36)	(57)
Accrued salaries, wages, and benefits	(109)	(3)
Escrow liabilities	5,822	2,286
Reserve for title claims	78	45
Other accrued expenses	640	69
Due to/from related parties	(351)	-
Lease liabilities	(291)	(274)
Other liabilities	19	(17)
Net cash provided by operating activities	8,534	3,235

Cash flows from investing activities:
Purchases of property, plant, and equipment	(19)	-
Purchases of investments in related parties	-	(263)
Proceeds from redemptions of fixed-income securities	-	1,000
Proceeds from investment in limited partnerships	642	390
Net cash provided by investing activities	623	1,127

Cash flows from financing activities:
Repurchase of common stock	(287)	(3,966)
Subsidiary (distributions to) contributions from non-controlling interest shareholders	(78)	51
Net cash used in financing activities	(365)	(3,915)

Net increase in cash and cash equivalents and restricted cash	8,792	447
Cash and cash equivalents and restricted cash at beginning of period	17,079	20,409
Cash and cash equivalents and restricted cash at end of period	$25,871	$20,856

Cash and cash equivalents	$13,293	$10,305
Restricted cash	12,578	10,551
Cash and cash equivalents and restricted cash at end of period	$25,871	$20,856

Supplemental Disclosures of Non-Cash Investing Activities
Issuance of common stock for investment in ACMAT Corporation	$-	$12,469

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

In conducting its title insurance operations, the Company often holds customers’ assets in escrow, pending completion of real estate transactions. This cash is presented as restricted cash on the Company’s Consolidated Balance Sheets. The Company presents escrowed cash as restricted cash and records a corresponding escrow liability because it is responsible for disbursing those funds.

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

Additionally, the Company owns 250 shares of Common Stock (the “HC Common Stock”) of HC Government Realty Trust, Inc., a Maryland corporation and related party entity (“HC Realty”), and 1,025,000 shares of HC Realty’s 10.00% Series B Cumulative Convertible Preferred Stock (the “HC Series B Stock”). As of September 30, 2026, the Company owns approximately 28.0% of the voting interest of HC Realty.

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

During the nine months ended September 30, 2026, there have been no material changes to the Company’s significant accounting policies as described in its 2025 Form 10-K.

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

The Company accounts for its investment in ACMAT under the equity method of accounting, as the Company has concluded that it has the ability to exercise significant influence over the operating and financial policies of the investee. As of both September 30, 2026 and December 31, 2025, the Company’s investment in ACMAT was $12.6 million. The Company recognizes equity method earnings from ACMAT on a lag basis, generally one reporting period in arrears, as financial information for ACMAT is not available on a timely basis. Management has determined that the use of a reporting lag does not have a material impact on the Company’s consolidated financial statements. The Company’s share of ACMAT’s (loss) earnings recorded using the prior quarter's financial information was $(5,000) and $11,000 for the three and nine months ended September 30, 2026, respectively, and is reflected in "Income from investments in related parties, net" in the Unaudited Consolidated Statements of Operations.

As a result of the Company’s equity method investment in ACMAT, the Company includes the following summarized income statement information of ACMAT for the latest available period, the three and six months ended June 30, 2026 (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Total revenue	$791	$840	$1,450	$1,675
Total expense	820	818	1,661	1,642
Pre-tax (loss) income	(29)	22	(211)	33
Income tax benefit	16	10	18	-
Net (loss) income	$(13)	$32	$(193)	$33

Additionally, the Company owns approximately 28.0% of the voting interest of HC Realty through its ownership of 250 shares of HC Common Stock and 1,025,000 shares of HC Series B Stock.

The following table summarizes the Company’s investment in HC Realty as of September 30, 2026 and  December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025 (amounts in thousands, except ratios):

					Loss recorded in the Consolidated
	Ownership %		Carrying Value		Statements of Operations (b)
					For the Three		For the Nine
	As of	As of	As of	As of	Months Ended		Months Ended
	September 30,	December 31,	September 30,	December 31,	September 30,		September 30,
	2026	2025	2026	2025	2026	2025	2026	2025

HC Series B Stock (a)	27.9%	27.9%	$5,166	$5,166	$-	$-	$-	$(41)
HC Common Stock	0.1%	0.1%	5	5	-	-	-	-
Total	28.0%	28.0%	$5,171	$5,171	$-	$-	$-	$(41)
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

The Company’s investment in HC Common Stock is accounted for under the equity method of accounting as the Company has concluded it has a significant influence over the investee. The HC Series B Stock is not deemed to be in-substance common stock and is accounted for under the cost adjusted for market observable events less impairment method. Both investments in HC Common Stock and HC Series B Stock are evaluated quarterly for impairment. During the three and nine months ended September 30, 2026, the Company did not recognize any impairment of HC Common Stock or HC Series B Stock. During the three and nine months ended September 30, 2025, the Company did not recognize any impairment of HC Common Stock. During the three and nine months ended  September 30, 2025, the Company recognized impairment of HC Series B Stock of $0 and $41,000, respectively.

As a result of the Company’s holdings in HC Realty, the Company includes the following summarized income statement information of HC Realty for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Total revenue	$6,367	$5,333	$17,355	$15,943
Total expense	8,349	8,837	24,001	25,504
Net loss	(1,982)	(3,504)	(6,646)	(9,561)
Net loss attributable to noncontrolling interest in operating partnership	(1,640)	(2,112)	(5,334)	(4,110)
Net loss attributable to common shareholders	$(342)	$(1,392)	$(1,312)	$(5,451)

The Company’s other investments in related parties totaled $1.1 million as of both September 30, 2026 and December 31, 2025, and included investments in limited liability companies and corporations. These investments do not meet the criteria for accounting under the equity method and are accounted for under the cost adjusted for market observable events less impairment method. As of  September 30, 2026, the Company had total receivables and payables from the related parties of $544,000 and $22,000, respectively. As of December 31, 2025, the Company had total receivables and payables from these related parties of $526,000 and $355,000, respectively. During the three and nine months ended September 30, 2026, the Company recognized income of $177,000 and $621,000, respectively, from these related-party investments, which are included in “Income from investments in related parties, net” in the Unaudited Consolidated Statements of Operations. During the three and nine months ended September 30, 2025, the Company recognized income from the related party investments of $196,000 and $681,000, respectively, which are included in “Income from investments in related parties, net” in the Unaudited Consolidated Statements of Operations.

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

Where available, we estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the New York Stock Exchange, Nasdaq and NYSE American. To estimate the fair value of  securities for which quoted prices in active markets are unavailable, we use a third-party pricing service that utilizes quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs.

The Company’s investments in related parties are accounted for either under the equity method of accounting or, where they do not meet the criteria of accounting under the equity method, under the cost adjusted for market observable events less impairment method. For information about the Company’s investments in related parties, refer to the Investments in Related Parties section above.

The Company has elected the practical expedient for fair value for its investment in limited partnership which is estimated based on our share of the net asset value (“NAV”) of the limited partnership, as provided by the independent fund administrator. The Company’s share of the NAV represents the Company’s proportionate interest in the members’ equity of the limited partnership. As of September 30, 2026, there are no unfunded commitments related to the investment in limited partnership. The Company does not currently consider it probable that it will sell the investment for an amount different from NAV. This limited partnership invests in property catastrophe risk through customized reinsurance solutions. The underlying assets of the limited partnership are one year or less in duration and the Company’s proceeds may be redeemed or reinvested annually. Changes in net asset value of the investment in limited partnership are included in "Net investment income" on the Company’s Unaudited Consolidated Statements of Operations.

The following tables present the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of September 30, 2026 and  December 31, 2025:

		Estimated fair value
(in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3	NAV
September 30, 2026
Assets:
Cash and cash equivalents	$13,293	$13,293	$13,293	$-	$-	$-
Restricted cash	$12,578	$12,578	$12,578	$-	$-	$-
Investments in limited partnerships	$2,844	$2,844	$-	$-	$-	$2,844

		Estimated fair value
(in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3	NAV
December 31, 2025
Assets:
Cash and cash equivalents	$10,333	$10,333	$10,333	$-	$-	$-
Restricted cash	$6,746	$6,746	$6,746	$-	$-	$-
Investments in limited partnerships	$3,088	$3,088	$-	$-	$-	$3,088

Assets measured at fair value on a non-recurring basis

There were no assets measured at fair value on a non-recurring basis as of September 30, 2026.

The following table presents assets measured at fair value on a non-recurring basis as of December 31, 2025 (in thousands):

	Estimated Fair Value
	Total	Level 1	Level 2	Level 3
HC Series B Stock	$5,166	-	-	$5,166

Net investment income

Net investment income for the three and nine months ended September 30, 2026 and 2025 is detailed below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest on:
Cash equivalents	$97	$89	$266	$272
Fixed income securities	-	-	-	1
Change in NAV of investment in limited partnership	273	244	398	217
Less: Investment expense	-	-	-	(1)
Net investment income	$370	$333	$664	$489

4.	Reserve for Title Claims

NCTIC’s reserves for unpaid losses and loss adjustment expenses are established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy claims that have been incurred but not yet reported (“IBNR”). Despite the variability of such estimates, management believes that the total reserve for claims is adequate to cover claim losses which might result from pending and future claims under title insurance policies issued through September 30, 2026. We continually update loss reserve estimates as new information becomes known, new loss patterns emerge or as other contributing factors are considered and incorporated into the analysis of reserve for claim losses. Due to the uncertainty inherent in the process and to the judgment used by management, the ultimate liability may be greater or less than our current reserves. If actual claims loss development varies from what is currently expected and is not offset by other factors, it is possible that additional reserve adjustments may be required in future periods in order to maintain our recorded reserve within a reasonable range of our actuary's central estimate.

A reconciliation of the activity in the reserves account for the nine-month periods ended September 30, 2026 and 2025 is as follows (in thousands):

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2026	September 30, 2025
Beginning Reserves	$705	$637

Provision for claims related to:
Current year	212	188
Prior years	(82)	(67)
Total provision for claim losses	130	121

Claims paid related to:
Current year	-	-
Prior years	(52)	(76)
Total title claims paid	(52)	(76)

Ending Reserves	$783	$682

At September 30, 2026, there were no reinsurance recoverables on paid claims or unpaid reserves.

For the three and nine months ended September 30, 2026, the Company recognized favorable title claims loss and loss adjustment expense development of $59,000 and $82,000, respectively, attributable to insured events of the prior years as a result of changes in estimates of the reserve for claims loss and loss adjustment expenses. For the three and nine months ended September 30, 2025, the Company recognized favorable title claims loss and loss adjustment expense development of $52,000 and $67,000, respectively, attributable to insured events of the prior year as a result of estimation of the reserve for claims and loss adjustment expenses. Original estimates of ultimate loss exposures are decreased or increased as additional information becomes known during the adjustment process regarding individual claims.

A summary of the Company’s loss reserves at September 30, 2026 and December 31, 2025 is as follows (in thousands):

	As of September 30, 2026	As of December 31, 2025
Known title claims	$64	$66
IBNR title claims	719	639
Total reserve for title claims	783	705

5.	Reinsurance

Certain premiums and benefits at NCTIC are ceded to other insurance companies under various reinsurance agreements. The reinsurance agreements provide NCTIC with increased capacity to write more risk and maintain its exposure to loss within its capital resources. For the three and nine-month periods ended September 30, 2026 and 2025, NCTIC's reinsurance program consisted of excess of loss reinsurance treaties. The following is a summary of the reinsurance coverage:

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

NCTIC’s reinsured risks are treated, to the extent of reinsurance, as though they are risks for which the Company is not liable. However, NCTIC remains contingently liable in the event its reinsurers do not meet their obligations under these reinsurance contracts. NCTIC uses a broker to place its reinsurance through Lloyd’s syndicates, a group of underwriters who work together to provide insurance coverage for a variety of risks. Chaucer Syndicates Ltd. (“Chaucer Syndicates”) and Beazley Syndicate (“Beazley”) are each 50% participants in the Lloyd’s syndicate. As such, NCTIC has a concentration of reinsurance risk with these third-party reinsurers that could have a material impact on NCTIC’s financial position in the event that either of these reinsurers fail to perform their obligations under the reinsurance treaty. As of September 30, 2026, Chaucer Syndicates was rated A+ (superior) by A.M. Best, AA- (very strong) by Standard & Poor's and AA- (very strong) by Fitch. Beazley was rated A+ (superior) by A.M. Best, AA- (very strong) by Standard & Poor's and AA- (very strong) by Fitch. The Company monitors the financial condition of individual reinsurers, risk concentration arising from similar activities as well as economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. Given the quality of the reinsurers, management believes this possibility to be remote. At September 30, 2026, there were no reinsurance recoverables on paid claims or unpaid reserves.

The effects of reinsurance on the title premium written and earned at NCTIC for the three and nine-month periods ended September 30, 2026 and 2025 are as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Direct title premium	$1,386	$1,460	$3,880	$3,807
Ceded title premium	(13)	(13)	(31)	(39)

Net title premium written (1)	$1,373	$1,447	$3,849	$3,768
(1)	Net title premium written disclosed in the table above is of NCTIC only and is included as part of the "Net premium written" on the Unaudited Consolidated Statements of Operations.

6.	Statutory Reporting and Requirements

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

NCTIC is subject to regulations and standards of the Florida Office of Insurance Regulation. These standards and regulations include a requirement that the insurance entities domiciled in the State of Florida maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid by the insurance entities to the parent company. As of September 30, 2026, NCTIC’s statutory surplus is $9.6 million and exceeded the minimum of $3.0 million required by the State of Florida for title insurance companies. The maximum amount of dividends which can be paid by State of Florida insurance companies to shareholders without prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus. Cash dividends may only be paid out of accumulated surplus funds derived from net operating profits and realized capital gains not exceeding 10% of such surplus in any one year, although there are no restrictions on cash dividend payments out of profits and gains derived during the immediately preceding year. For the three and nine-month periods ended September 30, 2026 and 2025, no dividends were paid from NCTIC to the Company.

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

The Corporate and Other segment also includes results of the Company's investment in a related party - HC Realty. HC Realty is an internally-managed REIT focused on acquiring, financing, owning and managing build-to-suit or renovate-to-suit, single-tenant properties leased primarily to the U.S. government and administered by the U.S. General Services Administration or directly by the federal government agencies or sub-agencies occupying such properties. As of September 30, 2026, the Company owns approximately 28.0% of the voting interest of HC Realty.

Provided below is selected financial information about the Company’s operations by segment for the three months ended September 30, 2026 (in thousands):

	Title	Corporate
	Insurance	and Other	Total
Revenues:
Net premium written	$1,863	$-	$1,863
Escrow and other title fees	721	-	721
Management fees from related parties	-	1,500	1,500
Total revenues	2,584	1,500	4,084

Cost of revenues:
Underwriting expenses	(46)	-	(46)
Provision for title claim losses	(29)	-	(29)
Search and other fees	(41)	-	(41)
Total cost of revenues	(116)	-	(116)

Gross profit	2,468	1,500	3,968

Operating expenses:
Personnel costs	(1,642)	(325)	(1,967)
Other operating expense (1)	(898)	(838)	(1,736)
Amortization and depreciation	(24)	-	(24)
Total operating expense	(2,564)	(1,163)	(3,727)
Other income, net	100	452	552
Income before income taxes	$4	$789	$793

Goodwill and intangible assets, net (2)	$6,554	$-	$6,554
(1)	Other operating expense primarily consists of rent and other occupancy expenses, software and equipment expense, corporate insurance and other regulatory and professional fees.
(2)	The Company does not allocate its assets by segment, with the exception of Goodwill and Intangible assets.

Provided below is selected financial information about the Company’s operations by segment for the three months ended September 30, 2025 (in thousands):

	Title	Corporate
	Insurance	and Other	Total
Revenues:
Net premium written	$1,886	$-	$1,886
Escrow and other title fees	734	-	734
Management fees from related parties	-	1,500	1,500
Total revenues	2,620	1,500	4,120

Cost of revenues:
Underwriting expenses	(33)	-	(33)
Provision for title claim losses	15	-	15
Search and other fees	(13)	-	(13)
Total cost of revenues	(31)	-	(31)

Gross profit	2,589	1,500	4,089

Operating expenses:
Personnel costs	(1,742)	(330)	(2,072)
Other operating expense (1)	(904)	(327)	(1,231)
Amortization and depreciation	(24)	-	(24)
Total operating expense	(2,670)	(657)	(3,327)
Other income, net	109	424	533
Income before income taxes	$28	$1,267	$1,295

Goodwill and intangible assets, net (2)	$6,629	$-	$6,629
(1)	Other operating expense primarily consists of rent and other occupancy expenses, software and equipment expense, corporate insurance and other regulatory and professional fees.
(2)	The Company does not allocate its assets by segment, with the exception of Goodwill and Intangible assets.

Provided below is selected financial information about the Company’s operations by segment for the nine months ended  September 30, 2026 (in thousands):

	Title	Corporate
	Insurance	and Other	Total
Revenues:
Net premium written	$5,542	$-	$5,542
Escrow and other title fees	2,313	-	2,313
Management fees from related parties	-	4,500	4,500
Total revenues	7,855	4,500	12,355

Cost of revenues:
Underwriting expenses	(190)	-	(190)
Provision for title claim losses	(130)	-	(130)
Search and other fees	(109)	-	(109)
Total cost of revenues	(429)	-	(429)

Gross profit	7,426	4,500	11,926

Operating expenses:
Personnel costs	(4,989)	(1,150)	(6,139)
Other operating expense (1)	(2,707)	(1,362)	(4,069)
Amortization and depreciation	(71)	-	(71)
Total operating expense	(7,767)	(2,512)	(10,279)
Other income, net	267	1,031	1,298
(Loss) income before income taxes	$(74)	$3,019	$2,945

Goodwill and intangible assets, net (2)	$6,554	$-	$6,554
(1)	Other operating expense primarily consists of rent and other occupancy expenses, software and equipment expense, corporate insurance and other regulatory and professional fees.
(2)	The Company does not allocate its assets by segment, with the exception of Goodwill and Intangible assets.

Provided below is selected financial information about the Company’s operations by segment for the nine months ended  September 30, 2025 (in thousands):

	Title	Corporate
	Insurance	and Other	Total
Revenues:
Net premium written	$5,272	$-	$5,272
Escrow and other title fees	2,130	-	2,130
Management fees from related parties	-	3,500	3,500
Total revenues	7,402	3,500	10,902

Cost of revenues:
Underwriting expenses	(132)	-	(132)
Provision for title claim losses	(87)	-	(87)
Search and other fees	(68)	-	(68)
Total cost of revenues	(287)	-	(287)

Gross profit	7,115	3,500	10,615

Operating expenses:
Personnel costs	(5,081)	(1,085)	(6,166)
Other operating expense (1)	(2,572)	(1,007)	(3,579)
Amortization and depreciation	(74)	-	(74)
Total operating expense	(7,727)	(2,092)	(9,819)
Other income, net	247	920	1,167
(Loss) income before income taxes	$(365)	$2,328	$1,963

Goodwill and intangible assets, net (2)	$6,629	$-	$6,629
(1)	Other operating expense primarily consists of rent and other occupancy expenses, software and equipment expense, corporate insurance and other regulatory and professional fees.
(2)	The Company does not allocate its assets by segment, with the exception of Goodwill and Intangible assets.

8.	Income Taxes

The Company’s effective tax rates for the three and nine-month periods ended September 30, 2026 were 20.1% and 27.5%, respectively, and were primarily related to the impact of state taxes and the change in valuation allowance on the Company's deferred tax assets. The Company's effective tax rates for the three and nine-month periods ended September 30, 2025 were 0.5% and 0.1%, respectively, which were primarily driven by a taxable loss at all jurisdictions and a full valuation allowance against the net operating losses.

During the nine months ended September 30, 2026, the Company recorded a non-cash credit to its valuation allowance of $155,000, increasing its valuation allowance against deferred tax assets to $5.2 million. The primary assets covered by this valuation allowance are federal net operating losses, which approximate $6.2 million at September 30, 2026. The Company made cash payments for Florida state income taxes for the three- and nine-month periods ended September 30, 2026 of $35,000 and $75,000, respectively. The Company made cash payments for Florida state income taxes of $15,000 during both the three- and nine-month periods ended September 30, 2025. The Company did not make any federal tax payments for the three- and nine-month periods ended September 30, 2026 or 2025 due to its net operating loss carryforwards.

As of September 30, 2026, the Company maintained a partial valuation allowance against its deferred tax assets. A valuation allowance is recorded to reduce the gross deferred tax assets to an amount management believes is more likely than not to be realized. The valuation allowance is primarily attributable to the uncertainty regarding the realization of net operating losses, which is dependent upon future taxable income.

9.	Stockholders’ Equity

Basic earnings per share of common stock are based upon the weighted average shares outstanding. Outstanding stock options and restricted stock are treated as potential common stock for purposes of computing diluted earnings per share. Basic and diluted earnings per share are calculated using the following share data (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Weighted average shares outstanding for basic calculation	5,047	5,221	5,066	3,520
Add: Effect of dilutive stock awards	-	-	-	-

Weighted average shares outstanding, adjusted for diluted calculation	5,047	5,221	5,066	3,520

For the three and nine-month periods ended September 30, 2026 and 2025, there were no stock options or restricted stock awards outstanding.

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

During the three months ended September 30, 2026, the Company did not repurchase any shares of its common stock. During the nine months ended September 30, 2026, the Company repurchased and retired 60,240 shares of common stock, at a weighted average price per share of $4.75 under the 2025 Repurchase Program. The total cost of shares repurchased, inclusive of fees and commissions, during the nine months ended September 30, 2026 was approximately $0.3 million, or $4.75 per share.

During the three and nine months ended September 30, 2025, the Company repurchased and retired 16,751 and 508,377 shares of common stock, respectively, at a weighted average price per share of $7.80, 402,322 shares of which were repurchased outside of, and as an exception to, the 2024 Repurchase Program. The total cost of shares repurchased, inclusive of fees and commissions, during the three and nine months ended September 30, 2025 was $0.1 million and $4.0 million, respectively, or $7.80 per share.

During the three and nine months ended September 30, 2026 and 2025, the Company did not declare or pay any dividends to its holders of common stock.

In addition to common stock, authorized capital includes 1,000,000 shares of Blank Check Preferred Stock, none of which were outstanding during the nine months ended September 30, 2026 and the year ended December 31, 2025. The Board is authorized to issue such stock in series and to fix the designation, powers, preferences, rights, limitations and restrictions with respect to any series of such shares. Such Blank Check Preferred Stock  may rank prior to common stock as to dividend rights, liquidation preferences or both,  may have full or limited voting rights and  may be convertible into shares of common stock.

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

Goodwill

Goodwill as of September 30, 2026 and December 31, 2025 was $6.5 million. The Company’s goodwill is allocated to the Title Insurance Segment. See Note 7, Segment Information for allocation of goodwill and intangible assets to the Company’s segments.

Intangible Assets

Intangible assets subject to amortization consisted of the following as of September 30, 2026 (dollars in thousands):

	Weighted-average
	remaining
	amortization period	Gross carrying	Accumulated	Net carrying
	(in years)	amount	amortization	amount
Noncompetition agreement	0.8	$372	$(310)	$62
Total		$372	$(310)	$62

Intangible assets subject to amortization consisted of the following as of  December 31, 2025 (dollars in thousands):

	Weighted-average
	remaining
	amortization period	Gross carrying	Accumulated	Net carrying
	(in years)	amount	amortization	amount
Noncompetition agreement	1.6	$372	$(254)	$118
Total		$372	$(254)	$118

No impairment in the value of intangible assets was recognized during the three or nine months ended September 30, 2026 and 2025.

Amortization expense of the intangible assets for the three and nine-month periods ended September 30, 2026 was $19,000 and $56,000, respectively. For the three and nine months ended September 30, 2025, amortization expense was $19,000 and $56,000, respectively.

Estimated amortization expense of the intangible assets to be recognized by the Company during the remainder of 2026 and over the following years is as follows (in thousands):

Estimated Amortization
Year ending December 31,	Expense
Remaining in 2026	$18
2027	44
Total	$62

11.	Commitments and Contingencies

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

Litigation

The Company’s subsidiaries are parties to legal actions incidental to their business. As of September 30, 2026, management believed that the resolution of these matters would not materially affect our financial condition or results of operations.

Omega and ONF Litigation

During the third quarter of 2026, Omega was served with a third-party complaint in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. The case, instituted by Dora Tirado (the “Palm Beach County Plaintiff”), alleges claims for negligence and special damages under the wrongful act doctrine, and common law indemnity against Omega. The Palm Beach County Plaintiff alleges Omega failed to satisfy its duties owed to the Palm Beach County Plaintiff involving a real estate purchase. Omega has retained outside counsel. The Company believes it is unlikely that the case will result in a material adverse effect on the Company's consolidated financial statements.

During the third quarter of 2026, Omega was served with a complaint in the Circuit Court of the 20th Judicial Circuit in and for Lee County, Florida. The case, instituted by Paul D. Abreu (the "Lee County Plaintiff"), is a lawsuit filed against multiple parties. The two counts alleged against Omega are for (i) Declaratory Relief, Specific Performance, Alternative Return of Deposit, and Escrow Instructions, and (ii) Accounting, Equitable Lien, Constructive Trust, and Traceable Proceed. The Lee County Plaintiff alleges Omega is named as a nominal escrow/stakeholder defendant or alternatively seeks for accounting and escrow relief. Omega has retained outside counsel. The Company believes it is unlikely that the case will result in a material adverse effect on the Company's consolidated financial statements.

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

Other Matters

In September 2026, the Company's management identified potential irregularities involving transactions handled through a single ONTA office at the direction of a single ONTA employee. Such irregularities appear to involve transactions with a specific unaffiliated third party. In response, ONTA has engaged outside counsel to conduct a review to determine the relevant facts and assess any potential financial impact. As of the date of this Quarterly Report on Form 10-Q, management is unable to assess whether the outcome of such potential irregularities will have a material adverse effect on the Company's consolidated financial statements.

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

The Company’s operating leases range in term from one to five years. As of September 30, 2026 and December 31, 2025, the weighted-average remaining lease term of our operating leases was 1.7 years and 2.0 years, respectively.

The Company’s lease agreements do not contain material variable lease payments, buyout options, residual value guarantees or restrictive covenants.

Most of the Company’s leases include one or more options to renew, with renewal terms that can extend the lease term by varying amounts. The exercise of lease renewal options is at our sole discretion. We do not include options to renew in our measurement of lease assets and lease liabilities as they are not considered reasonably assured of exercise as of September 30, 2026.

The lease liability is determined by discounting future lease payments using a discount rate based on the Company’s incremental borrowing rate for a fully collateralized fully amortizing loan with maturity similar to the lease term. As of September 30, 2026 and December 31, 2025, the weighted-average discount rate used to determine our operating lease liability was 6.0%.

Lease expense included in general and administrative expenses on the Unaudited Consolidated Statements of Operations was $189,000 and $563,000 for the three and nine months ended September 30, 2026, respectively, and $178,000 and $597,000 for the three and nine months ended September 30, 2025, respectively.

The following table details lease cost for the three and nine-month periods ended September 30, 2026 and 2025 (in thousands):

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Operating lease cost	$107	$102	$318	$307
Short-term lease cost	82	$76	245	290
Total lease cost	$189	$178	$563	$597

During the three and nine months ended September 30, 2026, lease liabilities recognized in exchange for operating lease right-of-use assets were $0 and $167,000, respectively. During the three and nine months ended September 30, 2025, lease liabilities recognized in exchange for operating lease right-of-use assets were $124,000 and $280,000, respectively.

Future minimum rental commitments as of September 30, 2026 under these leases are expected to be as follows (in thousands):

Remainder of 2026	$107
2027	272
2028	125
2029	16
Total lease payments, undiscounted	$520
Less: present value discount	(24)
Lease liabilities, at present value	$496

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

Forward-Looking Statements

Certain statements made in this report are not based on historical facts, but are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” “could,” "would," "intends" or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements reflect our reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include the occurrence of events that negatively impact the Company’s liquidity in such a way as to limit or eliminate the Company’s ability to use its cash on hand to fund further asset acquisitions, an inability on the part of the Company to identify additional suitable businesses to acquire or develop, and the occurrence of events that negatively impact the title insurance operations of the Company’s subsidiaries, including events that may result in the revocation of their licenses to transact business, and/or the business or assets of HC Realty and the value of our investment in HC Realty, such as HC Realty’s dependence on leases by the U.S. government and its agencies for substantially all of its revenues, and the risk that the U.S. government reduces its spending on real estate or that it changes its preference away from leased properties. Any forward-looking statement speaks only as of the date of this filing and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

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

As of September 30, 2026, our sources of income include earnings from our title insurance subsidiaries, management service fees and interest earned on invested assets. The Company believes that the revenue generated from these sources and cash on hand is sufficient to fund operating expenses for at least 12 months from the date of the accompanying Unaudited Consolidated Financial Statements.

The Company will continue to pursue acquisition opportunities which will allow us to potentially derive benefit from the Company’s net operating loss carryforwards and also create appropriate risk adjusted returns for stockholders.

Title Insurance Segment Trends and Conditions

Our title insurance segment revenue is closely related to the level of real estate activity, such as sales, mortgage financing and mortgage refinancing. Declines in the level of real estate activity or the average price of real estate sales will adversely affect our title insurance revenues. The industry as a whole saw declined levels in total real estate transactions in the last several years, largely due to higher mortgage interest rates as compared to pre-2022 levels. During its September, October and December 2025 meetings, the Federal Reserve lowered the federal funds rate by a total of 75 basis points to a range of 3.50% to 3.75%; however, amid renewed inflationary pressures and ongoing macroeconomic uncertainty and geopolitical tensions, the Federal Reserve raised the federal funds rate by 25 basis points to a range of 3.75% to 4.00% at its September 2026 meeting. While additional federal funds rate decreases, if and when implemented, may positively impact the title insurance market, ongoing macroeconomic uncertainty and geopolitical tensions have created elevated volatility in domestic and global markets, making it challenging to forecast industry trends or possible rate changes. Per Freddie Mac's Primary Mortgage Market Survey, interest rates on a 30-year, fixed-rate mortgage ranged from approximately 6.43% to 7.03% during the third quarter of 2026. Despite continued elevated mortgage rates, the Mortgage Bankers Association ("MBA") projects a modest increase in purchase mortgage origination volume in 2027. Per the October 2026 MBA Mortgage Finance Forecast, purchase mortgage origination volume is expected to total approximately $1.4 trillion in origination value in 2027, up approximately 0.8% from 2026. However, despite such forecasted increase in purchase mortgage origination volume, total single-family mortgage origination volume is now forecast to decrease by approximately 5% in 2027 as compared to 2026, from approximately $2.1 trillion in origination value to just under $2.0 trillion, and refinance origination volume is expected to decrease by approximately 17% in 2027 as compared to 2026, from approximately $686 billion in origination value to approximately $571 billion in origination value.

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

Results from Operations

(in thousands)

	Three Months Ended			Nine Months Ended
	September 30,	September 30,		September 30,	September 30,
	2026	2025	Change	2026	2025	Change
Revenues:
Net premium written	$1,863	$1,886	$(23)	$5,542	$5,272	$270
Escrow and other title fees	721	734	(13)	2,313	2,130	183
Management fees from related parties	1,500	1,500	-	4,500	3,500	1,000
Total revenues	4,084	4,120	(36)	12,355	10,902	1,453
Cost of revenues	(116)	(31)	(85)	(429)	(287)	(142)
Gross profit	$3,968	$4,089	$(121)	$11,926	$10,615	$1,311
Operating expenses	(3,727)	(3,327)	(400)	(10,279)	(9,819)	(460)
Other income, net	552	533	19	1,298	1,167	131
Income from operations before income taxes	$793	$1,295	$(502)	$2,945	$1,963	$982

Comparison of three and nine months ended September 30, 2026 and 2025

The Company’s net premium written were $1.9 million and $5.5 million for the three and nine months ended September 30, 2026, respectively, compared with $1.9 million and $5.3 million for the corresponding periods in 2025. Net premium written decreased by less than $0.1 million, or 1.2%, for the three-month period ended September 30, 2026 as compared to the three-month period ended September 30, 2025, and increased by $0.3 million, or 5.1%, for the nine-month period ended September 30, 2026 as compared to the nine-month period ended September 30, 2025. The increase in net premium written for the nine-month period was largely due to higher premium per file and higher volume of title insurance agency business written as compared to the same period of the prior year. Escrow and other title fees were $0.7 million and $2.3 million for the three and nine months ended September 30, 2026, respectively, compared with $0.7 million and $2.1 million for the corresponding periods in 2025. Escrow and other title fees decreased by less than $0.1 million, or 1.8%, for the three-month period ended September 30, 2026 as compared to the three-month period ended September 30, 2025, and increased by $0.2 million, or 8.6%, for the nine-month period ended September 30, 2026 as compared to the nine-month period ended September 30, 2025, primarily due to higher volume of title insurance agency business written in 2026 as compared to the same period of the prior year.

Management fees were $1.5 million and $4.5 million for the three and nine months ended September 30, 2026, respectively, compared with $1.5 million and $3.5 million for the corresponding periods in 2025. Management fees were unchanged for the three-month period ended September 30, 2026 as compared to the three-month period ended September 30, 2025, and increased by $1.0 million, or 28.6%, for the nine-month period ended September 30, 2026 as compared to the nine-month period ended September 30, 2025. The increase for the nine-month period was due to the Services Agreement with HP Risk becoming effective June 1, 2025. HP Risk is a wholly-owned subsidiary of HP Holding Company, LLC, which, in turn, is wholly owned by certain affiliates of Steven A. Hale II, our Chairman and Chief Executive Officer, pursuant to which the Company is providing certain managerial and operational services to HP Risk for consideration from HP Risk of $6.0 million per year over the course of three years. Such services include, but are not limited to: reinsurance brokerage services; the review and improvement of financial goals; compliance with legal and regulatory mandates; maintenance of an ethical business environment; investment and asset manager compliance; cash and equity management; corporate tax management; personnel management; related party transaction oversight; tax preparation administration; strategic capital modeling; the review of potential acquisitions and transactions involving affiliates and third parties, including but not limited to, renewal rights deals, loss portfolio transfers or entity acquisitions; execution of (or provision for the execution of) all general corporate legal matters; and provision of internal control management services.

The Company’s cost of revenues consists primarily of a provision for title claim losses and underwriting expenses, which are largely comprised of commissions to unaffiliated title agencies. Cost of revenues was $0.1 million and $0.4 million for the three and nine months ended September 30, 2026, respectively, compared with $31,000 and $0.3 million for the three and nine months ended September 30, 2025, respectively. The increases reflect higher underwriting expenses, provision for title claim losses, and search and other fees.

The Company’s operating expenses primarily consist of general and administrative expenses such as personnel expenses, office and technology expenses, and professional fees. Operating expenses were $3.7 million and $10.3 million for the three and nine months ended September 30, 2026, respectively, compared with $3.3 million and $9.8 million for the three and nine months ended September 30, 2025. Operating expenses increased by $0.4 million, or 12.0%, for the three-month period and by $0.5 million, or 4.7%, for the nine-month period. The increases in operating expenses were primarily attributable to higher professional fees incurred in 2026.

Other income, net primarily consists of net interest income, change in the net asset value of investment in limited partnership as well as changes in value and income or loss from our related party investments. Other income, net was $0.6 million and $1.3 million, respectively, for the three and nine-month periods ended September 30, 2026, compared to $0.5 million and $1.2 million for the three and nine-month periods ended September 30, 2025. Other income, net, increased by $19,000, or 3.6%, for the three-month period ended September 30, 2026 as compared to the three-month period ended September 30, 2025, and increased by $0.1 million, or 11.2%, for the nine-month period ended September 30, 2026 as compared to the nine-month period ended September 30, 2025. The increase was primarily a result of higher income from investments in limited partnerships for the nine-month period ended September 30, 2026 as compared to the corresponding period in 2025.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity include cash on hand, earnings from our title insurance subsidiaries, management service fees and interest earned on invested assets. At September 30, 2026, we had $13.3 million in cash and cash equivalents. A portion of our unrestricted and restricted cash is currently held in savings accounts earning interest at approximately 3.3% annually. During the second quarter of 2025, the Company entered into the Services Agreement with HP Risk under which the Company earns a management advisory fee of $6.0 million per year over the course of three years. We believe that the sources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.

Cash Flows

(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
Net cash provided by operating activities	$8,534	$3,235
Net cash provided by investing activities	623	1,127
Net cash used in financing activities	(365)	(3,915)
Net increase in cash and cash equivalents and restricted cash	8,792	447
Cash and cash equivalents and restricted cash at beginning of period	$17,079	$20,409
Cash and cash equivalents and restricted cash at end of period	$25,871	$20,856

Cash flows provided by operating activities differ from net income due to adjustments for non-cash items, such as gains and losses on investments, the timing of disbursements for taxes, claims and other accrued liabilities, and collections or changes in receivables and other assets. Net cash provided by operating activities of $8.5 million differs from operating results for the nine-month period ended September 30, 2026, primarily due to an increase of $5.8 million in escrow liabilities on the title insurance subsidiaries. Net cash provided by operating activities of $3.2 million differs from operating results for the nine-month period ended September 30, 2025, primarily due to an increase of $2.3 million in escrow liabilities on the title insurance subsidiaries.

Cash flows provided by investing activities include effects of purchases of investments and proceeds from sales or maturities of investments. During the nine-month period ended September 30, 2026, the Company received proceeds from its investments in limited partnership of $0.6 million and purchased approximately $19,000 in property and equipment. During the nine-month period ended September 30, 2025, the Company's fixed income portfolio matured, resulting in $1.0 million in proceeds. Additionally, during the nine-month period ended September 30, 2025, the Company received proceeds from its investments in limited partnership of $0.4 million and provided additional contributions to related parties of $0.3 million.

Cash flows used in financing activities include share repurchases and effects of changes in noncontrolling interest. Cash flows used in financing activities for the nine-month period ended September 30, 2026 of $365,000 consisted of $287,000 of repurchases of common stock and $78,000 of distributions to noncontrolling interest shareholders. Cash used in financing activities during the nine-month period ended September 30, 2025 of $3.9 million primarily consisted of $4.0 million of repurchases of common stock, partially offset by $51,000 of net cash inflows related to noncontrolling interests.

Critical Accounting Policies

Our critical accounting policies and estimates are provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the year ended December 31, 2025. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three and nine months ended September 30, 2026.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2026 was conducted under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2026, were effective at the reasonable assurance level.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company did not repurchase any shares of its common stock during the three months ended September 30, 2026.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the three months ended September 30, 2026, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

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

Date: November 12, 2026	HG HOLDINGS, INC.
By: /s/ Anna Lieb
Name: Anna Lieb
Title: Principal Financial and Accounting Officer